Form 10-Q
period 1996-08-15
99 CENTS ONLY STORE
filed 1996-08-16
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission File Number: 1-11735


                              99 CENTS ONLY STORES
               (Exact name of registrant as specified in its charter)


            CALIFORNIA                                        95-2411605
    (State or other jurisdiction                           (I.R.S. Employer
         or organization)                                 Identification No.)


                         4000 EAST UNION PACIFIC AVENUE
                       CITY OF COMMERCE, CALIFORNIA 90023
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (213) LUCKY-99


                                     NONE
      Former name, address and fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]                 NO   [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common Stock, No Par Value, 14,816,635 shares as of August 13, 1996


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            99 CENTS ONLY STORES
                                BALANCE SHEETS

                                    ASSETS

                                                June 30,      December 31,
                                                  1996            1995
                                              ------------    ------------
                                              (Unaudited)
CURRENT ASSETS:
  Cash                                         $ 6,146,000     $ 3,057,000
  Short-term investments                        26,731,000               -
  Accounts receivable, net of
    allowance for doubtful accounts
    of $34,000 and $52,000, as of
    December 31, 1995 and June 30, 1996,
    respectively                                 1,398,000       1,360,000
  Inventories                                   30,903,000      34,313,000
  Other                                            628,000         324,000
                                              ------------     -----------
    Total current assets                        65,806,000      39,054,000
PROPERTY AND EQUIPMENT, at cost:
  Land                                           5,107,000       5,107,000
  Buildings and improvements                     8,553,000       8,553,000
  Leasehold Improvements                         5,773,000       5,025,000
  Fixtures and equipment                         4,549,000       3,992,000
  Transportation equipment                         421,000         421,000
  Construction in progress                         160,000               -
                                              ------------     -----------
                                                24,563,000      23,098,000
  Less - Accumulated depreciation
   and amortization                             (6,258,000)     (5,311,000)
                                              ------------     -----------
                                                18,305,000      17,787,000
OTHER ASSETS:
  Deferred income taxes                          4,925,000         378,000
  Deposits                                         231,000         231,000
  Receivable from affiliated entity                107,000         107,000
  Other                                                  -          41,000
                                              ------------     -----------
                                                 5,263,000         757,000
                                              ------------     -----------
                                              $ 89,374,000     $57,598,000
                                              ============     ===========

   The accompanying notes are an integral part of these balance sheets.

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 June 30,      December 31,
                                                   1996           1995
                                              ------------     -----------
                                               (Unaudited)
CURRENT LIABILITIES:
  Current portion of capital
    lease obligation                          $   634,000      $   612,000
  Accounts payable                              4,141,000        5,750,000
  Accrued expenses:
    Payroll and payroll-related                   614,000          818,000
    Sales tax                                     377,000          900,000
    Liability for claims                          763,000          959,000
    Other                                          26,000           20,000
  Workers' compensation                         1,237,000        1,209,000
  Income taxes payable                          1,587,000           96,000
                                              -----------      -----------
    Total current liabilities                   9,379,000       10,364,000
                                              -----------      -----------
LONG-TERM LIABILITIES:
  Deferred rent                                 1,382,000        1,346,000
  Accrued interest                              1,228,000          965,000
  Capital lease obligation,
    net of current portion                      9,043,000        9,365,000
                                              -----------      -----------
                                               11,653,000       11,676,000
                                              ===========      ===========
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized - 1,000,000 shares
    Issued and outstanding - none                       -                -
  Common stock, no par value:
    Authorized - 40,000,000 shares
    Issued and outstanding - 9,929,135 shares
    at December 31, 1995, and 14,816,635
    shares at June 30, 1996                    65,522,000          195,000
  Retained earnings                             2,820,000       35,363,000

                                              -----------      -----------
                                               68,342,000       35,558,000
                                              -----------      -----------
                                              $89,374,000      $57,598,000
                                              ===========      ===========

   The accompanying notes are an integral part of these balance sheets.

                           99 CENTS ONLY STORES
                           STATEMENTS OF INCOME
                               (Unaudited)

                                Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                  1996          1995       1996         1995
                             -----------  -----------  -----------  -----------
NET SALES:
 99 Cents Only Stores        $34,136,000  $29,807,000  $66,392,000  $56,899,000
 Other retail                          -      165,000            -      492,000
 Bargain Wholesale             9,037,000    6,370,000   19,057,000   12,508,000
                             -----------  -----------  -----------  -----------
                              43,173,000   36,342,000   85,449,000   69,899,000
COST OF SALES                 28,239,000   24,291,000   57,049,000   46,721,000
                             -----------  -----------  -----------  -----------
  Gross profit                14,934,000   12,051,000   28,400,000   23,178,000
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      9,607,000    8,302,000   18,673,000   16,055,000
                             -----------  -----------  -----------  -----------
  Operating income             5,327,000    3,749,000    9,727,000    7,123,000
INTEREST EXPENSE, NET             63,000      189,000      252,000      378,000
                             -----------  -----------  -----------  -----------
  Income before pro forma
    provision for
    income taxes               5,264,000    3,560,000    9,475,000    6,745,000
PRO FORMA PROVISION FOR
  INCOME TAXES                 2,162,000    1,408,000    3,881,000    2,646,000
                             -----------  -----------  -----------  -----------
PRO FORMA NET INCOME         $ 3,102,000  $ 2,152,000  $ 5,594,000  $ 4,099,000
                             ===========  ===========  ===========  ===========

PRO FORMA EARNINGS PER
  COMMON SHARE                     $0.23                     $0.42
                             ===========               ===========
PRO FORMA WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                 13,698,000                13,247,000
                             ===========               ===========


    The accompanying notes are an integral part of these financial statements.

                            99 CENTS ONLY STORES
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                  1996             1995
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 12,406,000     $  6,667,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for doubtful accounts                 18,000                -
    Depreciation and amortization                  947,000          776,000
    Loss on disposition of property
      and equipment                                      -           10,000
    Provision (benefit) for deferred
      income taxes                              (4,547,000)               -
  Changes in assets and liabilities
   associated with  operating activities:
    Accounts receivable                            (56,000)          74,000
    Inventories                                  3,410,000        2,704,000
    Other assets                                  (263,000)          50,000
    Deposits                                             -           11,000
    Accounts payable                            (1,609,000)         (64,000)
    Accrued expenses                              (917,000)        (781,000)
    Worker's compensation                           28,000           73,000
    Income taxes payable                         1,491,000         (125,000)
    Deferred rent                                   36,000          267,000
    Accrued interest                               263,000          245,000
                                              ------------     ------------
      Net cash provided by operating
       activities                               11,207,000        9,907,000
                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment         (1,465,000)      (1,196,000)
    Investments in short-term securities       (26,731,000)               -
                                              ------------     ------------
      Net cash used in investing
       activities                              (28,196,000)      (1,196,000)
                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital lease obligation          (300,000)        (281,000)
    Net proceeds from initial public offering   65,327,000                -
    Payment of notes payable to shareholders   (35,363,000)               -
    Payment of dividend payable                 (4,586,000)               -
    Distributions to shareholders               (5,000,000)      (6,800,000)

                                              ------------     ------------
      Net cash provided by (used in)
       financing activities                     20,078,000       (7,081,000)
                                              ------------     ------------
NET INCREASE IN CASH                             3,089,000        1,630,000
CASH, beginning of period                        3,057,000          212,000
                                              ------------     ------------
CASH, end of period                           $  6,146,000     $  1,842,000
                                              ============     ============

 The accompanying notes are an integral part of these financial statements.


                           99 CENTS ONLY STORES
                       NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1996
                               (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1995 audited and pro forma financial statements and notes thereto included in the Company's Form S-1 registration statement dated March 26, 1996, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.   PUBLIC OFFERING OF STOCK

     In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the over-allotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the Existing Shareholders. The Company intends to use the balance of the net proceeds to continue to accelerate the expansion of its retail operations and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short term investment grade securities.

3.   PRO FORMA PRESENTATION

     Through April 30, 1996, the Company had elected treatment as an S corporation under provisions of the Internal Revenue Code. Effective May 1, 1996, the Company terminated its S corporation election and became a C corporation.

     A.   Pro Forma Statements of Income

     As an S corporation, the Company's income, whether distributed or not, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, as an S corporation, the Company was taxed at 1.5 percent of taxable income.


     Because of the Company's change in tax status, historical results of operations, including income taxes, and related earnings per share information may not, in all cases, be comparable to or indicative of current and future results. Therefore, pro forma information, which shows results as if the Company had always been a C Corporation, is presented on the face of the accompanying statements of income.

     The pro forma provision for income taxes included in the accompanying statements of income shows results as if the Company had always been subject to taxes as a C Corporation and had adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," prior to fiscal 1991.

     Under SFAS 109, deferred income tax assets or liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     For the three and six month periods ended June 30, 1996 and 1995, the pro forma provision for income taxes was based upon a combined federal and state tax rate of 41 percent, offset by the impact of various tax credits.

     B.   Pro Forma Earnings Per Common Share

     Pro forma earnings per common share have been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. Pro forma weighted average number of common shares outstanding also includes amounts(weighted from the beginning of the period to the initial public offering) for shares offered as a part of the public offering; the proceeds from such shares being used to fund a $39.9 million distribution to shareholders.

     Pursuant to the rules of the SEC, historical per share data are not presented and pro forma per share data are presented for the latest interim period only in the accompanying statements of income. Also pursuant to these rules the number of common shares issuable due to options granted during the twelve months preceding the Company's public offering are included in the calculation of shares outstanding using the treasury stock method from the beginning of all periods presented.

4.   CHANGE IN TAX STATUS/INCOME TAX PROVISION

     As discussed in Note 3 above, effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company through June 30, 1996 are based on S corporation tax rates for income from January 1, 1996 through April 30, 1996 and C corporation tax rates from May 1, 1996 through June 30, 1996.

     In connection with the Company's change in tax status, the Company recorded an increase in the deferred tax asset of $4,570,000. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with SFAS 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the three and six month periods ended June 30, 1996.

     The historical provision (benefit) for income taxes and resulting historical net income, based on S corporation and C corporation tax rates as discussed above and including the effect of the increase in the deferred tax asset as discussed above, for the three and six month periods ended June 30, 1996 follows:

                                              Three Month       Six Month
                                              Period Ended     Period Ended
                                             June 30, 1996     June 30, 1996
                                             -------------     -------------
Income before provision (benefit)
 for income taxes                            $   5,264,000     $   9,475,000
                                             -------------     -------------
Historical provision (benefit) for
 income taxes:
    During period as an S corporation               22,000            75,000
    During period as an C corporation            1,564,000         1,564,000
    Change in tax status                        (4,570,000)       (4,570,000)
                                             _____________     _____________
                                                (2,984,000)       (2,931,000)
                                             -------------     -------------
    Historical net income                    $   8,248,000     $  12,406,000
                                             =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     99 Cents Only Stores is a leading deep-discount retailer of general merchandise at a single price point. The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has distributed its merchandise on a wholesale basis through its Bargain Wholesale division. In 1982, the Company opened the first of its 99 Cents Only Stores and as of the date of this 10-Q operates a chain of 39 99 Cents Only Stores. The Company's growth has primarily come from new store openings and growth in its Bargain Wholesale division.

     Bargain Wholesale's growth over the last three years ending December 31, 1995 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company intends to continue to expand its wholesale division by continuing this focus and increasing its marketing and promotional programs. The Company generally realizes a lower gross profit margin on Bargain Wholesale net sales than on 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

Initial Public Offering

     In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the over-allotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the Existing Shareholders. The Company intends to use the balance of the net proceeds to continue to accelerate the expansion of its retail operations and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short-term investment grade securities.

Effect Of Change In Form From An S Corporation To a C Corporation

     As part of its initial public offering, the Company changed in form from an S Corporation to a C Corporation which will affect its operations and financial condition by increasing the level of federal and state income taxes.

     As an S Corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, S Corporations were taxed at 1.5% of taxable income for the first four months of 1996. Currently, the top federal tax rate for C Corporations is 35% and the corporate tax rate in California is 9.3%. As such, the change in form will affect the earnings and the cash flows of the Company. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been a C Corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" prior to January 1, 1991. (See Note 4 of Notes to Financial Statements.)

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Net sales: Total net sales increased $6.8 million, or 18.8%, from $36.3 million in the 1995 period to $43.2 million in the 1996 period. 99 Cents Only Stores net sales increased approximately $4.3 million, or 14.5%, from $29.9 million in the 1995 period to $34.1 million in the 1996 period, and Bargain Wholesale net sales increased approximately $2.7 million, or 41.9%, from $6.4 million in the 1995 period to $9.0 million in the 1996 period. The increase in 99 Cents Only Stores net sales was primarily attributable to the positive effect of 1 new store and 1 store relocation opened during each of the second and fourth quarters of 1995 and 2 new stores opened during the first quarter of 1996, and a 0.4% or $0.1 million increase in comparable store net sales from the 1995 period to the 1996 period. The increase in Bargain Wholesale net sales was primarily attributable to an increased focus on large domestic and international accounts, expansion into new geographic markets and increased marketing activity during the 1996 period.

     GROSS PROFIT: Gross profit increased approximately $2.9 million, or 23.9%, from $12.1 million in the 1995 period to $14.9 million in the 1996 period. The increase in gross profit was due to higher net sales. As a percentage of net sales, gross profit increased from 33.2% in the 1995 period to 34.6% in the 1996 period reflecting a favorable change in product mix.

     SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $1.3 million, or 15.7%, from $8.3 million in 1995 to $9.6 million in 1996, primarily due to increased costs associated with new store growth. SG&A decreased as a percentage of net sales from 22.8% in 1995 to 22.3% in 1996. The decrease as of percentage of net sales in 1996 resulted primarily from spreading SG&A over a larger revenue base.

     OPERATING INCOME: As a result of the items discussed above, operating income increased $1.6 million, or 42.1%, from $3.7 million in 1995 to $5.3 million in 1996.

     INTEREST EXPENSE: Interest expense relates to interest accrued on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short term investments. The change in interest expense between 1995 and 1996 was due to interest income earned from proceeds of the initial public offering of May 23, 1996. During 1995 and 1996, the Company had no bank debt.

     PRO FORMA PROVISION FOR INCOME TAXES: The pro forma provision for income taxes in 1995 was $1.4 million, or 3.9% of net sales, compared to $2.2 million, or 5% of net sales in 1996. The effective rate of the pro forma provision for the income taxes was 41.1% in 1996. The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See
Note 4 of "Notes to Financial Statements."

     PROFORMA NET INCOME: As a result of the items discussed above, pro forma net income increased $950,000, or 44.1% from the $2.2 million in 1995 to $3.1 million in 1996 period.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     NET SALES: Total net sales increased $15.5 million, or 22.2%, from $69.9 million in the 1995 period to $85.4 million in the 1996 period. 99 Cents Only Stores net sales increased approximately $9.5 million, or 16.7%, from $56.9 million in the 1995 period to $66.4 million in the 1996 period, and Bargain Wholesale net sales increased approximately $6.5 million, or 52.4%, from $12.5 million in the 1995 period to $19.1 million in the 1996 period. The increase in 99 Cents Only Stores net sales was primarily attributable to the positive effect of a net increase of 1 new store and 1 store relocation opened during each of the second and fourth quarters of 1995 and 2 new stores opened during the first quarter of 1996, and a 3.2% or $1.7 million increase in comparable store net sales from the 1995 period to the 1996 period. The increase in Bargain Wholesale net sales was primarily attributable to an increased focus on large domestic and international accounts, expansion into new geographic markets and increased marketing activity during the 1996 period.

     GROSS PROFIT: Gross profit increased approximately $5.2 million, or 22.5%, from $23.2 million in the 1995 period to $28.4 million in the 1996 period. The increase in gross profit was due to higher net sales. As a percentage of net sales, gross profit remained consistent at 33.2% in the 1995 and 1996 period.

     SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $2.6 million, or 16.3%, from $16.1 million in 1995 to $18.7 million in 1996, primarily due to increased costs associated with new store growth. SG&A decreased as a percentage of net sales from 23.0% in 1995 to 21.9% in 1996. The decrease as of percentage of net sales in 1996 resulted primarily from spreading SG&A over a larger revenue base.

     OPERATING INCOME: As a result of the items discussed above, operating income increased $2.6 million, or 36.5%, from $7.1 million in 1995 to $9.7 million in 1996.

     INTEREST EXPENSE: Interest expense relates to interest accrued on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances. The change in interest expense between 1995 and 1996 was due to interest income earned from proceeds of the initial public offering of May 23, 1996. During 1995 and 1996, the Company had no bank debt.

     PRO FORMA PROVISION FOR INCOME TAXES: The pro forma provision for income taxes in 1995 was $2.6 million, or 3.8% of net sales, compared to $3.9 million, or 4.5% of net sales in 1996. The effective rate of the pro forma provision for the income taxes was 41.0% in 1996. The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See
Note 4 of "Notes to Financial Statements."

     PROFORMA NET INCOME: As a result of the items discussed above, pro forma net income increased $1.5 million, or 36.5% from the $4.1 million in 1995 to $5.6 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirements result primarily from purchases of inventory, expenditures related to store openings and the working capital requirements for new and existing stores. The Company takes advantage of close-out and other special situation opportunities which frequently results in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

     In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the over-allotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the Existing Shareholders. The Company intends to use the balance of the net proceeds to continue to accelerate the expansion of its retail operations and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short term investment grade securities.

     During the six months ended June 30, 1996, net cash provided by operations was $11.2 million. This amount reflects a $3.4 million decrease in inventories and an increase of $4.5 million in deferred income taxes. During this period, net cash used in investing activities was $28.2, consisting primarily of investments in short-term securities and expenditures for property and equipment. Net cash provided by financing activities was $20.1 million. These funds represented the net proceeds of the initial public offering in May 1996 of $65.3 million. The Company used approximately $39.9 million to pay notes payable and dividends payable declared to Existing Shareholders. The remaining funds represented payments of the capitalized warehouse lease and distributions to Existing Shareholders to cover, in part, federal and state income taxes payable by the Existing Shareholders with respect to the net income earned by the Company prior to the initial public offering.

     The Company has a $7.0 million bank credit facility bearing interest at the bank's prime rate. Under the terms of the facility, the Company must comply with certain financial and performance covenants including the maintenance of profitability, minimum current ratio, a minimum net worth, a maximum total liabilities to tangible net worth, a minimum fixed charge covered ratio and a maximum capital expenditures. Noncompliance by the Company with respect to any of the loan covenants constitutes an event of default that gives the bank the right to call the credit facility and to pursue certain remedies. As of June 30, 1996, the Company was in compliance with all such covenants.
The credit agreement expires in August 1996, at which time the Company expects that it will be renewed.

     The Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next 12 months from net cash provided by operations, availability under its credit facilities and net proceeds from the initial public offering.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     None

ITEM 2.   CHANGES IN SECURITIES
     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.   OTHER INFORMATION
     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  27.01  Financial Data Schedule
          --------

     (b)  FORM 8-K.  None
          --------


                                SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          99 CENTS ONLY STORES




Date: August 15, 1996                     /s/ Carl L. Wood
                                          ----------------
                                          Carl L. Wood
                                          Chief Financial Officer

                              EXHIBIT 27.1

<PERIOD TYPE>                  6-MOS
<FISCAL YEAR END>                             DEC 31 1996
<PERIOD START>                                JAN 01 1996
<PERIOD END>                                  JUN 30 1996
[CASH]                                          6,146,000
[SECURITIES]                                   26,731,000
[RECEIVABLES]                                   1,450,000
[ALLOWANCES]                                      (52,000)
[INVENTORY]                                    30,903,000
<CURRENT ASSETS>                               65,806,000
[PP&E]                                         24,563,000
[DEPRECIATION]                                 (6,258,000)
<TOTAL ASSETS>                                 89,374,000
<CURRENT LIABILITIES>                           9,379,000
[BONDS]                                                 0
<PREFERRED MANDATORY>                                   0
[PREFERRED]                                             0
[COMMON]                                       65,522,000
<OTHER SE>                                      2,820,000 <FN1>
<TOTAL LIABILITY AND EQUITY>                   89,374,000
[SALES]                                        85,449,000
<TOTAL REVENUES>                               85,449,000
[CGS]                                          57,049,000
<TOTAL COSTS>                                  18,673,000
<OTHER EXPENSES>                                        0
<LOSS PROVISION>                                        0
<INTEREST EXPENSE>                                252,000
<INCOME PRETAX>                                 9,475,000
<INCOME TAX>                                    3,881,000 <FN2>
<INCOME CONTINUING>                             5,594,000
[DISCONTINUED]                                          0
[EXTRAORDINARY]                                         0
[CHANGES]                                               0
<NET INCOME>                                    5,594,000
<EPS PRIMARY>                                         .42
<EPS DILUTED>                                         .42

<FN1>  Retained earnings.
<FN2>  Represents pro forma adjustments to reflect conversion of Company from
       S corporation to C corporation.