Form 10-Q/A
period 1996-10-29
99 CENTS ONLY STORE
filed 1996-10-29
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

       Common Stock, No Par Value, 14,816,635 shares as of October 28, 1996

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          99 CENTS ONLY STORES




Date: October 29, 1996                    /s/ Andrew Farina
                                          ----------------
                                          Andrew Farina
                                          Vice President of Finance