Form 10-Q
period 1996-09-30
99 CENTS ONLY STORE
filed 1996-11-13
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11735


                            99 CENTS ONLY STORES
           (Exact name of registrant as specified in its charter)

     CALIFORNIA                               95-2411605
(State or other jurisdiction      (I.R.S. Employer Identification No.)
    or organization)


                        4000 EAST UNION PACIFIC AVENUE
                      CITY OF COMMERCE, CALIFORNIA 90023
                   (Address of Principal executive offices)

     Registrant's telephone number, including area code: (213) 980-8145

                                    NONE
Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

YES   [x]                                                      NO   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 14,816,635 Shares as of  November 13, 1996

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                                 99 CENTS ONLY STORES
                                    BALANCE SHEETS
                                     (Unaudited)


                                    September 30,  December 31,
                                         1996          1995
                                     ------------  ------------
                                     (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                   $1,430,000    $3,057,000
Short-term investments                 29,870,000            -
Accounts receivable, net of
allowance for doubtful accounts
of $75,000 and $34,000 as of
September 30, 1996 and December
31, 1995, respectively                  2,197,000     1,360,000
Inventories                            35,292,000    34,313,000
Other                                     450,000       324,000
                                       ----------    ----------
Total current assets                   69,239,000    39,054,000

PROPERTY AND EQUIPMENT, at cost:
Land                                    5,107,000     5,107,000
Building and improvements               8,553,000     8,553,000
Leasehold improvements                  6,031,000     5,025,000
Fixtures and equipment                  5,164,000     3,992,000
Transportation equipment                  438,000       421,000
Construction in progress                1,564,000            -
                                       ----------    ----------
                                       26,857,000    23,098,000
Less - Accumulated
depreciation and amortization          (6,693,000)   (5,311,000)
                                       ----------    ----------
                                       20,164,000    17,787,000
OTHER ASSETS:
Deferred income taxes                   4,925,000       378,000
Deposits                                  231,000       231,000
Receivable from affiliated entity         107,000       107,000
Other                                      51,000        41,000
                                       ----------    ----------
                                        5,314,000       757,000

                                       ----------    ----------
                                      $94,717,000   $57,598,000
                                       ==========    ==========

The accompanying notes are an integral part of these balance sheets.

                                    September 30,  December 31,
                                         1996          1995
                                     ------------  ------------
                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of capital
lease obligation                         $645,000      $612,000
Accounts payable                        4,866,000     5,750,000
Accrued expenses:
 Payroll and payroll-related              774,000       818,000
 Sales tax                                796,000       900,000
 Liability for claims                     706,000       959,000
 Other                                     32,000        20,000
 Workers' compensation                  1,306,000     1,209,000
Income taxes payable                    2,060,000        96,000
                                       ----------    ----------
Total current liabilities              11,185,000    10,364,000


LONG-TERM LIABILITIES:
Deferred rent                           1,396,000     1,346,000
Accrued interest                        1,363,000       965,000
Capital lease obligation,
net of current portion                  8,878,000     9,365,000
                                       ----------    ----------
                                       11,637,000    11,676,000

COMMITMENTS AND CONTINGENCIES:                 -             -

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding  - none                 -             -
Common stock, no par value:
Authorized - 40,000,000 shares
Issued and outstanding -
9,929,135 shares at December 31,
1995 and 14,816,635 shares at
September 30, 1996                     65,522,000       195,000
Retained earnings                       6,373,000    35,363,000
                                       ----------    ----------
                                       71,895,000    35,558,000

                                       ----------    ----------
                                      $94,717,000   $57,598,000
                                       ==========    ==========

The accompanying notes are an integral part of these balance sheets.

                                 99 CENTS ONLY STORES
                                 STATEMENTS OF INCOME
                                     (Unaudited)


                          Three Months Ended          Nine Months Ended
                             September 30,               September 30,
                           1996          1995          1996          1995
                       ------------  ------------  ------------  ------------

NET SALES:
99 Cents Only Stores    $35,211,000   $30,096,000  $101,603,000   $86,995,000
Other Retail                     -             -             -        492,000
Bargain Wholesale        10,173,000     8,017,000    29,230,000    20,525,000
                        -----------   -----------   -----------   -----------
                         45,384,000    38,113,000   130,833,000   108,012,000
COST OF SALES            29,266,000    25,475,000    86,315,000    72,196,000
                        -----------   -----------   -----------   -----------
Gross Profit             16,118,000    12,638,000    44,518,000    35,816,000

SELLING, GENERAL
AND ADMINISTRATIVE
EXPENSES                 10,334,000     8,459,000    29,007,000    24,514,000
                        -----------   -----------   -----------   -----------
Operating Income          5,784,000     4,179,000    15,511,000    11,302,000
INTEREST INCOME
(EXPENSE), NET              242,000      (189,000)      (10,000)     (567,000)
                        -----------   -----------   -----------   -----------
Income before provision
for income taxes          6,026,000     3,990,000    15,501,000    10,735,000

PROVISION FOR INCOME TAXES
Historical                2,474,000
Pro forma                               1,665,000     6,355,000     4,311,000
                        -----------   -----------   -----------   -----------
NET INCOME:
Historical               $3,552,000
                        ===========
Pro forma                              $2,325,000    $9,146,000    $6,424,000
                                      ===========   ===========   ===========

EARNINGS PER SHARE:
Historical                    $0.24
                              =====
Pro forma                                   $0.18         $0.66         $0.50
                                            =====         =====         =====
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Historical               14,922,000
                        ===========
Pro forma                              12,803,000    13,809,000    12,803,000
                                      ===========   ===========   ===========


The accompanying notes are an integral part of these statements.

                                99 CENTS ONLY STORES
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                       1996          1995
                                                   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $15,958,000   $10,570,000
Adjustment to reconcile net income to
   cash provided by operating activities:
    Provision for doubtful accounts                      41,000            -
    Depreciation and amortization                     1,460,000     1,201,000
    Loss on disposition of property and
     equipment                                           16,000        10,000
    Provision (benefit) for deferred
     income taxes                                    (4,547,000)           -

Changes in asset and liabilities
 associated operating activities
    Accounts Receivable                                (878,000)     (398,000)
    Inventories                                        (979,000)      463,000
    Other Asset                                        (136,000)      217,000
    Deposits                                                 -         49,000
    Accounts  payable                                  (884,000)       42,000
    Accrued expenses                                   (389,000)     (240,000)
    Worker's compensation                                97,000       100,000
    Income taxes payable                              1,964,000        (5,000)
    Deferred rent                                        50,000       401,000
    Accrued interest                                    398,000       371,000
                                                    -----------   -----------
     Net cash provided by
       operating activities                          12,171,000    12,781,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress                             (1,564,000)           -
Purchase of property and equipment                   (2,288,000)   (1,919,000)
Investment in short term securities                 (29,870,000)           -
                                                    -----------   -----------
     Net cash (used in) investting
       activities                                   (33,722,000)   (1,919,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation                   (454,000)     (425,000)
Net proceeds from initial public offering            65,327,000            -
Payment of notes payable to shareholders            (35,363,000)           -
Payment of dividend payable                          (4,586,000)           -
Distributions to shareholders                        (5,000,000)  (10,300,000)
                                                    -----------   -----------
     Net cash provided (used in) financing
       activities                                    19,924,000   (10,725,000)

NET INCREASE (DECREASE) IN CASH                      (1,627,000)      137,000
CASH, Beginning of period                             3,057,000       212,000
                                                    -----------   -----------
CASH, End of period                                  $1,430,000      $349,000
                                                    ===========   ===========

The accompanying notes are an integral part of these statements.

                                 99 CENTS ONLY STORES
                            NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the company's December 31, 1995 audited and pro forma financial statements and notes thereto included in the Company's Form S-1 registration statement dated March 26, 1996, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operation for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2.       PUBLIC OFFERING OF STOCK

In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the over allotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately
$39.9 million to pay notes issued and dividends payable declared to the Existing Shareholders. The Company intends to use the balance of the net proceeds to continue to accelerate the expansion of its retail operations and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short-term investments grade securities.

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

Because of the Company's change in tax status, historical results of operations, including income taxes, and related earnings per share information may not in all cases, be comparable to or indicative of current and future results. Therefore, pro forma information, which shows results as if the Company had always been a C Corporation is presented on the face of the accompanying statements.

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

For the three month period ended September 30, 1995 and the nine month periods ended September 30, 1996 and 1995 the pro forma provision for income taxes was based upon a combined federal and state tax rate of approximately 41 percent, offset by the impact of various tax credits.

B. Pro Forma Earnings Per Common Share

Pro forma earnings per common share have been computed by dividing pro forma net income by the pro forma weighted average number of common shares shares outstanding plus the dilutive effect of common stock equivalents.
Pro forma weighted average number of common shares outstanding also includes amounts (weighted from the beginning of the period to the initial public offering) for shares offered as a part of the public offering; the proceeds from such shares being used to fund a $39.9 million distribution to shareholders.

Pro forma per share data are presented for the three month period ended September 30, 1995 and the nine month periods ended September 30, 1996 and September 30, 1995 and historical per share data are presented for the three months period ended September 30, 1996 only, in the accompanying statements of income. The number of common shares issuable due to options granted during the twelve months preceding the Company's public offering are included in the calculation of shares outstanding using the treasury stock method from the beginning of all periods presented.

4.       CHANGE IN TAX STATUS/INCOME TAX PROVISION

As discussed in note 3 above, effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company through September 30, 1996 are based on S corporation tax rates for income from January 1, 1996 through April 30, 1996 and C corporation tax rates from May 1, 1996 through September 30, 1996.

In connection with the Company's change in tax status, the Company recorded an increase in the deferred asset of $4,570,000. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with SFAS 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the nine month period ended September 30, 1996.

The historical provision (benefit) for income taxes and resulting historical net income, based on S corporation and C corporation tax rates as discussed above and including the effect of the increase in deferred tax asset as discussed above, for the three and nine month periods ended September 30, 1996 follows:

                                     Three Month                  Nine Month
                                     Period Ended                Period Ended
                                    Sept. 30, 1996              Sept. 30, 1996
                                     ------------                ------------
Income before provision (benefit)
for income taxes                       $6,026,000                 $15,501,000

Historical provision (benefit) for
income taxes                                   -                           -
  During period as an S corporation                                    75,000
  During period as a C corporation      2,474,000                   4,038,000
  Change in tax Status                         -                   (4,570,000)
                                       ----------                  ----------
Historical net income                   3,552,000                  15,958,000
                                       ==========                  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99 Cents Only Stores is a leading deep-discount retailer of general merchandise at a single price point. The Company has been engaged, since 1976, in the purchase and sale of name brand, close-out and regularly available general merchandise. Since that time, the Company has distributed its merchandise on a wholesale basis through its Bargain Wholesale division. In 1982, the Company opened the first of its 99 Cents Only Stores and as of the date of this 10-Q operates a chain of 41, 99 Cents Only Stores. The Company's growth has primarily come from new store openings and growth in its Bargain Wholesale division.

Bargain Wholesale's growth over the last three years ending December 31, 1995 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company intends to continue to expand its wholesale division by continuing this focus and increasing its marketing and promotional programs. The Company generally realizes lower gross margin on Bargain Wholesale net sales than on 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small increases in operating expenses.

Initial Public Offering

In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the overallotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the Existing Shareholders. The Company intends to use the balance of the net proceeds to continue to accelerate the expansion of its retail operations and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short-term investment grade securities.


Effect of Change in Form From an S Corporation to a C Corporation

As part of its initial public offering , the Company changed in form from an S Corporation which will affect its operations and financial condition by increasing the level of federal and state income taxes.

As an S Corporation , the Company's income, whether or not distributed, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, S Corporations were taxed at 1.5% of taxable income for the first four months of 1996. Currently the Corporate tax rate for C Corporations is 35% and the corporate tax rate in California is 9.3%. As such, the change in form will affect the earnings and the cash flows of the Company. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been a C Corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" prior to January 1, 1991. (See Note 4 of Notes to Financial Statements.)

Three Months  Ended September 30, 1996 Compared to Three Months Ended
 September 30, 1995

NET SALES: Net sales increased $7.3 million, or 19.1%, to $45.4 million in the 1996 period from $38.1 million in the 1995 period. The 99 Cents Only Stores net sales increased approximately $5.1 million, or 17.0%, to $35.2 million in the 1996 period from $30.1 million in the 1995 period, and Bargain Wholesale net sales increased approximately $2.2 million, or 26.9%, to $10.2 million in the 1996 period from $8.0 million in the 1995 period. The increase in the 99 Cents Only Stores net sales was attributable to the positive effect in the period of 3 new stores opened in the third quarter and 2 in the first quarter and 0 in the second quarter of 1996, the full effect of 2 new store openings in each of the second and fourth quarter of 1995 and a 0.5% or $0.3 million increase in comparable store net sales in the 1996 period from the 1995 period. The increase in Bargain Wholesale net sales was primarily attributable to a continued increased focus on large domestic and international marketing activity during the 1996 period.

GROSS PROFIT: Gross profit increased approximately $3.5 million, or 27.5%, to $16.1 million in 1996 period from $12.6 million in the 1995 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 35.5% in the 1996 period from 33.2% in the 1995 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by
$1.9 million, or 22.2%, from $8.5 million in 1995 to $10.3 million in the 1996 period, primarily due to increased costs associated with new store growth and higher wage costs. As a result SG&A increased as a percentage of net sales from 22.2% in 1995 to 22.8% in 1996.

OPERATING INCOME: As a result of the items discussed above, operating income increased $1.6 million, or 38.4%, to $5.8 million in 1996 from $4.2 million in 1995. The operating margin increased to 12.7% of sales in 1996 compared to 11.0% in 1995.

INTEREST INCOME (EXPENSE): Interest expense relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1996 and 1995 was due to interest earned from proceeds of the initial public offering of May 23, 1996. During 1996 and 1995, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes of $2.5 million in 1996 compares to a pro forma provision of $1.7 million in 1995.The effective rate of the historical and pro forma provision for income taxes was approximately 41.1% in 1996 and 41.7% in 1995. The effective rates approximate the statutory rates in each period. See Note 4 of "Notes to Financial Statements."

NET INCOME: As a result of the items discussed above, pro forma net income increased $1.2 million, or 52.8% to $3.6 million in 1996 from $2.3 million in the 1995 period. Net income increased to 7.8% of net sales from 6.1% pro forma net income in the 1995 period.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1996.

NET SALES: Total net sales increased $22.8 million, or 21.1%, to $130.8 million in the 1996 period from $108.0 million in the 1995 period. 99 Cents Only Stores net sales increased approximately $14.6 million, or 16.8%, to $101.6 million in the 1996 period from $87.0 million in the 1995 period. Bargain Wholesale net sales increased approximately $8.7 million, or 42.4%, to $29.2 million in the 1996 period from $20.5 million in the 1995 period. The increase in 99 Cents Only Stores net sales was primarily attributable to the positive effects of new store openings in 1995 and 1996. The Company had 2 new stores opened during the first quarter and 3 in the third quarter of 1996. Also 2 new stores opened during the forth quarter of 1995. The increase in Bargain Wholesale net sales was primarily attributable to an increased focus on large domestic and international accounts, expansion into new geographic markets and increased marketing activity during the 1996 period.

GROSS PROFIT: Gross profit increased approximately $8.7 million, or 24.3%, to $44.5 million in the 1996 period from $35.8 million in the 1995 period. The increase in gross profit dollars was due to higher net sales. As a percentage of net sales, gross profit increased to 34.0% in the 1996 period from 33.2% in the 1996 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by
$4.5 million, or 18.3%, to $29.0 million in 1996 from $24.5 million in 1995, primarily due to increased costs associated with new store growth. SG&A decreased as a percentage of net sales from 22.7% in 1995 to 22.2% in 1996. The decrease as a percentage of net sales in 1996 resulted primarily from spreading SG&A over a larger revenue base.

OPERATING INCOME: As a result of the items discussed above, operating income increased $4.2 million, or 37.2%, from $11.3 million in 1995 to $15.5 million in 1996.

INTEREST INCOME (EXPENSE): Interest expense relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1995 and 1996 was due to interest income earned from proceeds of the initial public offering of May 23, 1996. During 1995 and 1996, the Company had no bank debt.

PRO FORMA PROVISION FOR INCOME TAXES: The proforma provision for income taxes in 1995 was $4.3 million, compared to $6.4 million in 1996.
The effective rate of the historical and pro forma provision for income taxes was 41.0% in 1996 and 40.2% in 1995. The effective rates in 1995 are less than the statutory rates due to the benefit of certain credits. See Note 4 of "Notes to Financial Statements."

PRO FORMA NET INCOME: As a result of the items discussed above, pro forma net income increased $2.7 million, or 42.4% from the $6.4 million in 1995 to $9.1 million in 1996 period.


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

In May 1996, the Company completed its initial public offering of 4,888,500 shares (including 637,500 shares from the exercise of the over allotment option granted to the underwriters) of common stock. Of the net proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the pre public offering Shareholders. The Company intends to use the balance of the net proceeds for the expansion of its retail operations, and for general corporate purposes. Any net proceeds not immediately used for such purposes have been invested in short-term investments grade securities.

During the nine months ended September 30, 1996, net cash provided by operations was $12.2 million. This amount reflects a $1.0 million increase in inventories, an $0.9 increase in receivables and an increase of $2.0 million in current income taxes and $4.5 million in deferred income taxes. During this period, net cash used in investing activities was $33.7 million, consisting primarily of investments in short-term securities and expenditures for property and equipment and construction in progress. Net cash provided by financing activities was $19.9 million. These funds represented the net proceeds of the initial public offering in May 1996 of $65.3 million. The Company used approximately $39.9 million to pay notes payable and dividends payable declared to the pre public offering Shareholders. The remaining funds represented payments of the capitalized warehouse lease and distributions to the pre public offering Shareholders to cover, in part, federal and state income taxes payable by the pre public offering Shareholders with respect to the net income earned by the Company prior to the initial public offering.

The Company has a $7.0 million bank line of credit facility bearing interest at the bank's prime rate. Under terms of the facility, the Company must comply with certain financial and performance covenants including the maintenance of profitability, minimum current ratio, a minimum net worth , a maximum total liabilities to tangible net worth, a minimum fixed charge covered ratio and a maximum capital expenditures. Noncompliance by the Company with respect to any of the loan covenants constitutes an event of default that gives the bank the right to call the credit facility and to pursue certain remedies.

As of September 30, 1996, the Company was in compliance with all such covenants and there were no amounts outstanding on the line of credit.

The Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next 12 months from net cash provided by operations, amounts available under its credit facilities and net proceeds from the initial public offering.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS.  27.01 Financial Data Schedule

    (b)   FORM 8-K.  None



                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS STORES ONLY


Date: November 15, 1996                           /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Vice President Finance

                     EXHIBIT 27.1



<PERIOD TYPE>                       9-mos
<FISCAL YEAR END>                   Dec 31 1996
<PERIOD START>                      Jan  01 1996
<PERIOD END>                        Sep 30  1996
[CASH]                                  1,430,000
[SECURITIES]                           29,870,000
[RECEIVABLES]                           2,197,000
[ALLOWANCES]                              (75,000)
[INVENTORY]                            35,292,000
<CURRENT ASSETS>                       69,239,000
[PP&E]                                 26,857,000
[DEPRECIATION]                         (6,693,000)
<TOTAL ASSETS>                         94,717,000
<CURRENT LIABILITIES>                  11,185,000
[BONDS]                                         0
<PREFERRED MANDATORY>                           0
[PREFERRED]                                     0
[COMMON]                               65,522,000
<OTHER SE>                              6,373,000 <FN 1>
<TOTAL LIABILITY AND EQUITY>           94,717,000
[SALES]                               130,833,000
<TOTAL REVENUE>                       130,833,000
[CGS]                                  86,315,000
<TOTAL COSTS>                          29,007,000
<OTHER EXPENSES>                                0
<LOSS PROVISION>                                0
<INTEREST EXPENSE>                         10,000
<INCOME PRE TAX>                       15,501,000
<INCOME TAX>                            6,355,000 <FN 2>
<INCOME CONTINUING>                     9,146,000
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
<NET INCOME>                            9,146,000
<EPS PRIMARY>                                0.66
<EPS DILUTED>                                0.66
< /TABLE>
<FN1> Retained Earnings
<FN2> Represents pro forma adjustments to reflect conversion of Company from S corporation to C corporation.