Form 10-K
period 1996-12-31
99 CENTS ONLY STORE
filed 1997-03-28
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

[ x ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
OR

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

                          4000 UNION PACIFIC AVENUE
                      CITY OF COMMERCE, CALIFORNIA 90023
                   (Address of Principal executive offices)

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

YES   [x]                                                      NO   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.[X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 27,1997 was $95,915,244 based on a $19 5/8 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of of stock as of the latest practicable date.

Common Stock, No Par Value, 14,816,635 Shares as of  March 27, 1997

Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for 1997 Annual Shareholders meeting.


99 Cents Only Stores
Table of Contents

                                             Part I

Item 1.   Business..............................................

Item 2.   Properties............................................

Item 3.   Legal Proceedings.....................................

Item 4.   Submission of Matters to Vote of Security Holders.....

                                             Part II

Item 5.   Market for the Registrant's Common Stock and
             Related Stockholder Matters........................

Item 6.   Selected Financial Data...............................

Item 7.   Management Discussion and Analysis of Financial
             Condition and Results of Operations................

Item 8.   Financial Statements..................................

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................

                                             Part III

Item 10.  Directors and Executive Officers of Registrant........

Item 11.  Executive Compensation................................

Item 12.  Security ownership of Certain Beneficial Owners
             and Management.....................................

Item 13.  Certain Relationships and Related Transactions........

                                             Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K........................................
















Part I

ITEM 1 BUSINESS

GENERAL

     99 Cents Only Stores is a leading, deep-discount retailer of primarily name-brand, close-out and reorderable general merchandise at an affordable, single price point. From its first store opening on August 13, 1982, the Company's chain of 99 Cents Only Stores has expanded to 45 stores at March 27, 1997. The Company believes that it operates the nation's oldest, existing one-price general merchandise chain and that it was the first chain to sell all merchandise at a single price point of 99 Cents or $1.00. The Company's stores are attractively merchandised, clean, full-service locations that offer customers significant value on their everyday household needs in an exciting shopping environment.

     Merchandise purchased by the Company is also distributed through its Bargain Wholesale operation at prices generally below normal wholesale to both small and large domestic retailers, other distributors and exporters. Bargain Wholesale complements the Company's retail operation by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

     The Company sells consumer items in staple product categories including beverages and food, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), and hardware. The Company purchases most of its merchandise directly from the manufacturer. The Company's suppliers include many of the nation's leading consumer product companies. During 1996, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc.,
General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corporation, Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc., and Smithkline Beecham Corporation.

Industry

     The Company participates primarily in the highly competitive "deep-discount" retail industry. The deep-discount retail industry is distinguished from other retail formats by the purchase of close-out and other special situation merchandise at prices substantially less than original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. This results in a continually changing selection of specific brands of products. According to Discount News (July 3,
1995), the deep-discount retail industry is a growing subset of the $290.4 billion discount retail industry - one of the fastest growing retail sectors in the United States.

     The sale of close-out or special situation merchandise evolved in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. Close-out or special-situation merchandise becomes available for a variety of reasons, including a manufacturer's over-production, discontinuation due to a change in style, color, size, formulation or packaging, inability to move merchandise effectively through regular channels, reduction of excess seasonal inventory, discontinuation of test-marketed items and financial needs.

     Many deep-discount retailers also sell merchandise that can be reordered from a manufacturer or wholesaler on a regular basis. Although this merchandise can usually be purchased at less than regular wholesale and sold below normal retail, the discount, if any, is generally less than that of close-out merchandise. Deep-discount retailers sell reorderable merchandise to ensure a degree of consistency in their product offerings and to establish themselves as a reliable source of basic goods.

The Southern California Market

     The Company currently targets the five-county Southern
California market. As of March 27, 1997, the Company's stores are located as follows: Los Angeles (39 stores);
Orange (5 stores); San Bernardino (1 store); Ventura (none currently) and Riverside (none currently). These counties have an aggregate estimated 1995 population of 15.6 million
(9.2 million in Los Angeles County alone), and a non-agricultural workforce of approximately 5.9 million.
According to the Economic Development Corporation of Los
Angeles County, total personal income for Southern
California was over $360 billion and taxable retail sales topped $91 billion in 1995. In addition to providing a consumer market greater than that of most nations, international trade in the Southern California market grew to more than $168 billion in 1995.

Business Strategy

     The Company's business strategy is based on the following principles that distinguish it from other "dollar stores" as well as other deep-discount operators:

     Excellent Value at an Affordable Price: The Company is dedicated to providing exceptional value to its customers. The Company strives to be the most competitively priced consumable merchandise retailer in the communities it serves. Management believes that the items the Company sells for 99 cents are typically sold for significantly higher prices elsewhere.

     Focus on "Name-Brand" Consumables: The Company provides its customers with a wide variety of first quality, name brand consumable merchandise. The Company strives to exceed customers' expectations of the range and quality of name-brand consumables that can be purchased for 99 cents. A majority of the items purchased by the Company in 1996 was comprised of name-brand products that have immediate consumer recognition. The Company believes that this name-brand focus, along with a product mix of everyday household items, increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles.

      Broad Selection of Reorderable Basic Household
Consumable Items: A majority of the items offered by the Company are reorderable. By consistently offering a wide selection of basic household consumable items, the Company encourages consumers to regularly shop 99 Cents Only
Stores for their everyday household needs.

     Strong Long-Term Supplier Relationship: The Company believes that it has developed a reputation as a leading purchaser of name-brand close-outs through its ability to make immediate buy decisions, ability to pay cash or accept abbreviated credit terms, reputation for prompt payment, commitment to honor all issued purchase orders and willingness to purchase goods close to a target season or out of season. Other important factors include the Company's ability to minimize channel conflict for the manufacturer by quickly selling name-brand close-outs without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation along with its clean, attractively merchandised stores have helped create strong, long-term relationships with many leading consumer product companies.

     Savvy Purchasing: The Company purchases merchandise at substantially discounted prices as a result of its buyers' knowledge, experience and negotiating ability and its established reputation among its suppliers. The Company is willing to take advantage of large-volume purchases, close-outs and other special situations in order to obtain merchandise at favorable prices.

     Attractive and Consistent Store Economics. The Company believes that its attractive store level economics will facilitate its planned expansion. The average investment per new store opened in 1996, including improvements, fixtures, equipment and inventory on-hand, but excluding pre-opening expenses, which are expensed as incurred, was approximately $550,000. New stores opened in 1995 had average sales of approximately $4.35 million during the first year of operations. In 1996, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was 13.7%.

     Focus on Southern California Market: Management believes Southern California has significant potential for Company growth in store locations, sales and profitability. By continuing to focus store openings in Southern California, the Company will be able to take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies to provide for further growth without incurring the additional overhead and risk that would be entailed by expansion in new geographic markets.

     Complementary Bargain Wholesale Operations: Bargain
Wholesale complements the Company's 99 Cents Only Stores by allowing the Company to purchase in larger volumes at more favorable pricing, and to generate increased net sales with relatively small incremental increases in operating expenses.

Expansion Strategy

     Management believes that the primary sources of sales growth in the future will be new store openings and growth in its wholesale division. In 1994 and 1995, the Company opened 4 stores in each year, respectively (including 2 stores relocated in 1995). In 1996 the Company accelerated the pace of its new store openings to 8 stores, including
1 relocation. The Company plans to open new stores at an annual growth rate of 20%. Of the stores planned for 1997, the Company has, as of March 27, 1997, opened 2 stores and secured leases for 5 additional store locations.

     The Company continues to target Southern California for its new store openings. The Company expects to open stores in new communities within this region and "fill in" existing markets by opening additional stores in communities that are currently served. Although locating larger new stores close to existing stores has had, and could continue to have, a negative impact on comparable store net sales, this strategy has generated increased operating income as well as sales. management believes Southern California offers significant potential for growth in sales and profitability. See "Business - The Southern California Market." By continuing to focus on Southern California, the Company will be able to take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies to provide for further growth without incurring the additional overhead and risk that would be entailed by expansion in new geographic markets.

    While the Company's near-term expansion plans are for Southern California, the Company believes the 99 Cents Only Stores format could be successful in other densely populated areas of the country that also have a wide range of socio-economic and demographic characteristics. Densely populated geographic markets offer the potential for multiple locations. Clustering multiple stores in a single market allows the Company to take advantage of distribution, advertising and other operational efficiencies. Although the Company has no immediate plans to expand into other geographic markets, it would consider such an expansion by acquisition of a chain or chains of clustered retail sites in densely populated regions. Any such decision would be dependent upon market conditions, the terms of any proposed acquisition, the demographics of the proposed community or communities and available Company resources.

     The average investment per new store opened in 1996, including improvements, fixtures, equipment and inventory but excluding pre-opening expenses which are expensed as incurred, are approximately $550,000. New stores opened during 1995 had average net sales of approximately $4.35 million during the first year of operation. In 1996, the Company's EBITDA was 13.7% of sales. The Company seeks to locate new stores in suitable existing structures which can be refurbished in a manner consistent with its retail concept. This strategy allows the Company to open stores in new locations generally within two to four months following the conclusion of lease negotiations.

     Net sales in the Company's wholesale division grew from $18.9 million in 1994 to a record $40.5 million in 1996. Bargain Wholesale's recent growth is primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. Although international sales have historically not been material to the Company's consolidated sales, they have contributed to recent growth in Bargain Wholesale's net sales and are expected to continue to do so in the near future. The
Company intends to expand its wholesale operation further by continuing this focus, increasing its marketing and promotional program as well as the number of trade shows at which it exhibits improving customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail. Additionally, the Company opened a show-room in New York City in February, 1997.

99 Cents Only Stores-Retail Operations

     The Company's 99 Cents Only Stores offer customers quality merchandise, generally at a significant discount from normal retail. The Company's stores are attractively merchandised, clean, full-service "destination" locations that offer consumable general merchandise to value-conscious consumers for their regular household needs. All merchandise is sold in the Company's stores for 99 cents per item or two or more items for 99 cents. A majority of the items purchased by the Company in 1996 was comprised of name-brand merchandise that has immediate consumer recognition. The Company strives to exceed the customer's expectations of the range and quality of name-brand consumables that can be purchased for 99 Cents. Management believes that many of its customers purchase more items than they anticipated.

     Merchandising: The Company's stores retail a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which were originally priced to retail from $1.29 to $9.99, for only 99 cents per item or group of items. Each store typically carries several thousand different stock keeping units (SKUs). The merchandise sold in the Company's stores consist primarily of a wide variety of basic consumer items including beverages and food, health and beauty aids, and household products (cleaning supplies, paper goods, etc.). The stores also carry housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal, baby products and toys, giftware, pet products and clothing.

     While 99 Cents Only Stores regularly carry a variety of basic household consumer items, the stores differ from typical discount retail stores in that they do not continuously stock complete lines of merchandise. Although a substantial portion of the merchandise purchased by the Company in 1996 is available for reorder, the mix of specific brands of merchandise frequently changes, depending upon the availability of close-out and other special-situation merchandise at suitable prices. Since commencing its close-out purchasing strategy in 1976, the Company has not experienced difficulty in obtaining name-brand close-outs as well as reorderable merchandise at attractive prices. Management believes that the continuously changing specific name-brands found in its stores from one week to the next encourages impulse and larger volume purchases, results in customers shopping more frequently and helps to create a sense of urgency, awareness and excitement. Unlike many discount retailers, the Company imposes no limitations on the quantity of specific items that may be purchased by a single consumer.

     The layout of each of the Company's 99 Cents Only
Stores is customized to the actual size and configuration of the individual space. The interior of each store is, however, designed to reflect a uniform format, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, cleanliness, lower shelving height that allows unobstructed visibility throughout the store, distinctive color scheme, interior and exterior signage, and customized check-out counters, floors, price tags, shopping carts and shopping bags. The Company emphasizes strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day and changed or moved frequently, and often incorporate seasonal themes. The Company believes that due to the continuously changing brand-names, the lower shelving height and the absence of aisle description signs, the typical customer tends to shop the whole store.

     The Company targets value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit or debit card. The Company's stores do not accept checks or manufacturers coupons. The Company's stores are open every day with opening hours designated to meet the needs of family consumers, The Company advertises that its stores are open "9:00 a.m. to 9:00 p.m., 9 days a week."

     Store Locations: At March 27, 1997, The Company's 45
99 Cents Only Stores are located in Southern California and average 13,800 gross square feet. Since January 1, 1994, the Company has opened 18 new stores (including 2 relocations in 1995 and 1 in 1996) that average 17,300 gross square feet and currently targets new store locations between 15,000 and 23,000 gross square feet. The Company believes that its larger 99 Cents Only Stores allow it to fully display its wide assortment of merchandise in a more attractive format, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages longer shopping and increased purchases.
The Company's decision to target larger stores reflects the higher average annual store revenues and operating profits typically achieved by these stores.

     Store Management: Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs eight district managers responsible for store operations. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the Company's Vice President of Retail Operations. District managers visit each store in their district at least twice a week and focus on the implementation of Company's policies, operations and merchandising philosophy. District managers also help train store management. The Vice President of Retail Operations also supervises a cashiers training school located at the Company's Corporate offices. Merchandising supervisors and their crew (usually three to five experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager, two assistant managers, a head cashier, 13 cashiers and 12 stockers. Store managers are responsible for assessing their respective stores stocking needs and ordering accordingly. Accounting and general financial functions are performed at the Company's corporate offices.

     Advertising: Advertising expenditures were $1.4 million, $1.2 million and $1.5 million for 1994, 1995 and 1996, respectively, or 1.0%, 0.8% and 0.8% of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, grand openings often attract long lines of customers and receive media coverage.

Bargain Wholesale

     The Company conducts its wholesale operations under the trade name, "Bargain Wholesale," through its 15,000 square foot product showroom located at the Company's 880,000 square foot single-story warehouse and distribution facility. In February, 1997, Bargain Wholesale opened a showroom in New York City. Bargain Wholesale also conducts business through general merchandise trade shows and mailed products circulars.




     The following table presents certain information regarding the Company's wholesale division:

                            Years Ending December 31, (000's)
                         ----------------------------------------
                            1992      1993      1994      1995      1996
                            ----      ----      ----      ----      ----
Net Sales (in thousands)   $21,938   $18,028   $18,916   $30,337   $48,480
Annual growth
   in net sales               12.2%    -17.8%      4.9%     60.4%     59.8%


     Historically, Bargain Wholesale relied upon small and medium size Southern California retailers to form its core customer base. In December, 1991, the Company began to focus greater attention on Bargain Wholesale with the hiring of a Senior Vice President of Wholesale Operations. Outside factors including the 1992 Los Angeles civil disturbances and the 1994 Northridge earthquake, had an adverse impact on Bargain Wholesale's traditional core customer base. By shifting its focus to large domestic and international accounts and the expansion of its geographic markets, Bargain Wholesale was able to recover from the outside factors affecting its 1993 and 1994 results to significantly improve its performance in 1995 and continued to grow in 1996 at an accelerated pace.

     In 1996, Bargain Wholesale sold merchandise to over 999 customers. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its recently opened show-room in New York City, improving customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

     The Company's wholesale product line is substantially similar to its retail product line. Typical wholesale customers include other wholesalers, small local retailers, large regional and national retailers, and exporters. During 1996, no single customer accounted for more than 4% of Bargain Wholesale's net sales. The Company offers 15-day payment terms to its Bargain Wholesale customers who meet the Company's credit standards. Customers located abroad, certain smaller customers or others who do not meet the Company's credit standards pay cash upon pickup or before shipment of merchandise.

     Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small increments in operating expenses. Bargain Wholesale also provides the Company with a channel by which it may distribute merchandise above the 99 cents price point.

Purchasing

     The Company's purchasing department staff consists of eight buyers, managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The
Company's buyers purchase for both the 99 cents Only Stores and Bargain Wholesale.

     The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower that regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

     The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 4% of the Company's total purchases for 1996. In 1996, the Company purchased its inventory from more than 999 suppliers, including Colgate-Palmolive Company, The Dial
Corp., Eveready Battery Company Inc., General Electric
Company, Gerber Products Company, The Gillette Company,
Hershey Foods Corp., Johnson & Johnson, Kraft General Foods
Inc., Lever Brothers Company, Mattel Inc., The Mead
Corporation, Nabisco Inc., Nestle, The Pillsbury Company,
The Procter & Gamble Company, Revlon Inc., and Smithkline
Beecham Corporation.

     Almost half of the merchandise purchased by the Company in 1996 was close-out or special-situation merchandise. Close-out or special-situation merchandise becomes available for a variety of reasons, including a manufacturer's over-production, discontinuation of merchandise due to a change in style, color, size, formulation or packaging, inability to move merchandise effectively through regular channels, reduction of excess seasonal inventory, discontinuation of test-marketed items and financial needs. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels.

     The Company has developed strong relationships with many manufacturers and distributors that recognize their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels.
These strong relationships along with the Company's ability to purchase in large volumes also enable the Company to purchase reorderable name-brand goods at discounted wholesale prices. Reorderable merchandise historically account for over half of the Company's annual purchases. The key elements to these supplier relationships include the Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) ability to pay cash or accept abbreviated credit terms, (iv) reputation for prompt payment, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target date or out of season. The important factors include the Company's ability to minimize channel conflict for the manufacturer by quickly selling name-brand close-outs without, if requested by the supplier, advertising or wholesaling the item. The Company's ability to purchase and resell large volume orders and the ability to minimize the risk of damage to a product's image by having attractively merchandised stores filled with name-brand items. Management believes the Company's long-term relationship with its suppliers and its reputation for integrity will continue to provide the Company with opportunities to acquire quality merchandise at reduced wholesale prices.

     Private label consumer products, made exclusively for the Company, accounted for approximately 4% of total merchandise purchased in 1996. The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house operation called Deluxe Imports that imports products primarily from Southeast Asia. Deluxe Imports accounted for approximately 4% of total merchandise purchased in 1996. The Company primarily imports merchandise in product categories which are not brand sensitive to consumers such as kitchen items, housewares, toys, seasonal, petcare and hardware.

Warehousing and Distribution

     The Company maintains an 880,000 square foot, single-story warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California.
The Company's headquarters are also located in this facility. The site is located near downtown Los Angeles and has close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The warehouse has 129 dock doors available for receiving or shipping. The Company believes that its current warehouse and distribution facility will be able to support distribution to more than 99 stores in Southern California.
Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of over 10 tractors and over 20 trailers which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically four times a week. Product is delivered to a store the day after the store places a scheduled order. Most of the merchandise is requested by the store (i.e., ordered by the store manager) versus pushed by the distribution center (i.e., sent by order of the Company's distribution personnel). Approximately 2% of product stocked by the stores is shipped by the manufacturer directly to the store. The Company attempts to optimally utilize its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks.
The Company also uses its own vehicles to pick-up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. There can be no assurance that the Company's existing warehouse will provide adequate space for the Company's long-term storage needs.


Information Systems

     The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network (LAN) and a separate partially customized inventory control system processed by a Hewlett-Packard RISC-based computer. The Company's inventory management system is designed to track all inventory received at the Company's distribution center and shipped to each 99 Cents Only Stores location or Bargain Wholesale customer. The Company's systems allow management to monitor inventory and assist store operations. In light of the Company's continuously changing merchandise and other factors, the Company has not determined to install a point of sale system. The retail order processing system has been designed to expedite the processing of retail store orders, for both store and warehouse personnel. Buyers use inventory and historical shipment information to assist in reordering and inventory planning functions. The Company employs an accounts payable and general ledger software package that shares information with a separate inventory management, order processing and accounts receivable system. The Company is in the process of integrating these functions. The Company has implemented various reporting tools to support the timely generation of financial and managerial reports from the Company's information systems. The Company's accounting and management information system was originally installed in 1990 and the Company's inventory control system was installed in 1994. These systems have continuously been upgraded and enhanced from time-to-time and continue to evolve. This process is monitored by a steering committee consisting of six department heads including three inside members of the Board of Directors and one outside member of the Board of Directors. The Company believes that its accounting and management information system and inventory control system adequately provide for its current needs. The Company intends to continue to update and enhance its systems in order to improve capabilities and provide for planned growth. If the Company should experience faster than anticipated growth, the Company may be required to install a new management information or inventory control system or undergo a significant modification of its current systems to accommodate a larger business.



Competition

     Each of the markets in which the Company operates is highly competitive. The Company sells product lines which are similar to other wholesalers, deep-discount stores, single price point merchandisers, discount merchandisers, food markets, drug stores, club stores and other retailers. The industry also includes a number of small privately held companies and individuals. In some instances, these competitors are also customers of the Company's Bargain Wholesale division. However, most single price point retailers do not have 99 Cents Only Stores' focus on consumable name-brand merchandise. Nevertheless, there is increasing competition with other wholesalers and retailers, including other deep-discount retailers, for the purchase of quality close-out and other special situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company's ability to compete will depend on many factors including the success of its purchase and resale of such merchandise at lower prices than the competition. The Company may face intense competition in the future that could have an adverse effect on its business and results of operations.

Employees

     At December 31, 1996, the Company had 1,546 employees
(1,354 in its retail operation, 135 in its warehouse and distribution facility, 48 in its corporate offices and 25 in its wholesale division). None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be satisfactory.
The Company offers certain benefits, including health insurance and stock options to its full time employees.

Trademarks and Service Marks

      "99 Cents Only Stores" and "99 Cents" are registered service marks of the Company and are listed on the United
States Patent and Trademark Office Principal Register.
Bargain Wholesale is a service mark used by the Company.
Management believes that the Company's trademarks, service marks and trade names are an important but not critical element of the Company's merchandising strategy.

Environmental Matters

     Under various Federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company currently leases 42 of its 43 existing stores, as well as its warehouse and distribution facility (where its executive offices are located). In connection with such leases, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one recently installed underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various Federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.


ITEM 2 PROPERTIES

    As of March 27, 1997, the Company leases all but 2 of its store locations, and has been able to add stores without incurring indebtedness to acquire real estate. The Company currently leases 13 of its 45 store locations and a parking lot associated with one of these stores from certain of the Existing Shareholders or their affiliates. In addition, the Company has entered into a lease with certain existing Shareholders or their affiliates for one additional location. See "Part III" Item 13 "Certain Relationships and related Transactions."

     Management believes that the Company's stable operating history, excellent credit history and ability to generate substantial customer traffic give the Company significant leverage when negotiating lease terms. Most of the Company leases provide for fixed rents, subject to periodic adjustments. The Company has purchased 2 locations, 1 opened in November, 1996 and 1 opened in February, 1997. The Company may also purchase other locations in the future. Certain of the Company's store leases contain provisions that grant the Company a right of first refusal to acquire the subject site.

     The following table sets forth, as of the date of this filing, information relating to the expiration dates of the Company's current 99 Cents Only Stores leases assuming the exercise of all options to extend:


Expiring          Expiring         Expiring            Expiring 2003
  1997            1998-1999        2000-2002           and Beyond
 ------           ------             ------              ------
       7 (1)           3                  11                  22

(1) Includes 6 stores leased on a month to month basis.

The table below summarizes certain information with respect to the Company's existing 99 Cents Only Stores as of March 27, 1997:

                                             Gross               Saleable
                         Year                Square              Square
Location                 Open                Footage             Footage
---------                ----------          ----------          ----------
Westchester Area              1982              10,000               7,500
Azusa                         1983               4,200               3,600
Arcadia                       1984              10,600               6,200
Garden Grove #1               1984              12,000               9,200
Hawthorne #1                  1984              15,000              12,200
Montebello                    1984               5,200               3,800
La Puente                     1985               7,000               5,800
Panorama City                 1985              10,600               9,900
Pico/Union District           1987               4,500               3,400
Van Nuys                      1987               7,600               5,400
Hawthorne #2                  1988              19,600              13,500
Maywood                       1988              12,800               9,400
Fairfax/Wilshire #1           1989               7,400               5,700
North Hollywood               1989               8,600               6,200
Ontario                       1989              10,600               8,100
Paramount                     1990              13,100               9,400
Pico Rivera                   1990              18,900              14,300
Temple City                   1990               7,700               6,300
Whittier                      1990               8,700               6,600
Norwalk                       1991              17,000              11,100
Pasadena                      1991              17,000              11,000
Canoga Park                   1992              14,400              12,300
Huntington Park               1992              12,900               9,500
La Mirada                     1992              18,400              13,800
Lawndale                      1992              14,200              11,500
Santa Monica                  1992               6,300               5,000
North Long Beach              1993              12,000              10,200
Arleta                        1994              20,300              15,700
Fairfax/Wilshire #2           1994              18,600              15,500
Universal City                1994              12,000               8,600
Walnut Park                   1994               7,900               5,900
Garden Grove #2               1995              22,400              19,600
Hawaiian Gardens              1995              15,000              12,400
Reseda                        1995              15,000              11,500
San Pedro                     1995              13,500              10,200
Harbor City                   1996              20,600              17,400
Huntington Beach              1996              24,600              18,200
Anaheim                       1996              26,000              22,600
Lincoln Heights               1996              10,900               8,500
El Monte                      1996              14,800              12,700
Fullerton                     1996              22,400              19,400
Inglewood                     1996              17,700              14,200
Granada Hills                 1996              15,000              11,900
Lakewood                      1997              22,100              19,000
East LA                       1997              16,400              13,600
                                               -------             -------
         Total                                 621,500             487,800
                                                ======              ======
         Average                                13,800              10,800
                                                ======              ======



       The Company's 45 existing 99 Cents Only Stores (43 at December 31, 1996) are located in Southern California average 13,800 gross square feet. Since January 1, 1994, the Company has opened 18 new stores (including 2 relocations in 1995 and 1 in 1996) that average over 17,300 gross square feet and currently targets new store locations between 15,000 and 23,000 gross square feet. The Company believes that its larger 99 Cents Only Stores allows it to fully display its wide assortment of merchandise in a more attractive format, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages longer shopping and larger purchases. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores.

     The Company's stores are located in freestanding buildings neighborhood shopping centers (anchored by 99 Cents Only Stores, a supermarket and/or a drug store) or downtown central business districts. None of the Companys stores are located in an indoor shopping mall, outlet mall or small strip center. The stores are all located within a fifty-mile radius of downtown Los Angeles, primarily in densely populated, demographically diverse neighborhoods. Of the Companys stores, 39 are located in Los Angeles County, 5 are located in Orange County and 1 is located in San
Bernardino County.

     The Company leases 43 of its 45 retail locations. The Company typically seeks leases with an initial five to ten year term with one or more five-year options. See Business-Properties. The Company identifies potential sites through a network of contacts within the brokerage and real estate communities and through independent investigation by Company personnel.

      The Company currently leases 13 of its 45 store locations and a parking lot associated with one of these stores from certain of the Existing Shareholders or their affiliates. In addition, the Company has entered into a lease with certain Existing Shareholders or their affiliates for one additional location. See "Part III" Item 13 "Certain Relationships and Related Transactions."

     Since 1982, the Company has acquired groups of store sites and inventory from three different chains. The Company either immediately converted the acquired sites to the 99 Cents Only Stores format, operated the acquired sites under their original tradename until they were either converted, closed or sold, or immediately closed the site. The last of such stores was closed in May, 1995. The Company may acquire additional sites in the future from existing chains if suitable opportunities are presented to the Company.

     In the past, as part of its strategy to expand retail operations, the Company opened certain new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative affect on comparable store net sales as some customers migrate from the existing store to the close-by larger new store. Except for 3 relocations to larger, nearby sites and 1 store closure as a result of a fire, the Company has never closed one of its 99 Cents Only Stores.


The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Stores operations:

                                          Years Ending December 31, (000's)
                                   --------------------------------------------------
                                      1992      1993      1994      1995      1996
                                      ----      ----      ----      ----      ----
99 Cents Only Stores net sales       $95,873  $101,828  $110,724  $121,998  $143,163
Annual Growth Rate                       6.6%      6.2%      8.7%     10.2%     17.3%
Store Count Beginning of Year             24        30        31        34        36
New Stores                                 6 (1)     1         4         4         8
Stores Closed                              0         0         1 (2)     2 (3)     1 (3)
Store count at year end                   30        31        34        36        43
Average net sales per store (4)       $3,550    $3,349    $3,267    $3,467    $3,667
Total estimated saleable square
  footage period end                 259,000   269,000   293,000   326,000   487,800
Average sales per estimated
  saleable square foot                  $417      $388      $396      $397      $389
Change in comparable store
  net sales (5)                         -8.6%     -3.5%     -1.4%     -0.2%      2.8%


     (1) One of the new stores was a June 1992 conversion of an operating retail store run by the Company under a trade name different from the 99 Cents Only Store concept.
     (2) Store closed September 1994 due to fire.
     (3) Store closed due to relocation to larger nearby sites.
     (4) For stores open for the entire fiscal year.
     (5) Change in comparable stores net sales compares net sales for stores open for the entire two years compared.


     The Company leases its 880,000 square foot, single-story warehouse and distribution facility. The company's executive offices are also located in this facility. In December 1993, the Company entered into a seven year triple-net lease agreement with a purchase option, that is accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. Also, over 25 dock levers and new racking with over 10,000 pallet positions were installed. The Company has the option to purchase the property for $10.5 million at the end of the lease and the Company currently intends to exercise the option. If the Company does not exercise the purchase option, then the Company will be subject to a $7.6 million penalty.

ITEM 3 LEGAL PROCEEDINGS

     The Company is engaged in litigation in the ordinary course of its business, none of which the Company believes is material.

     In 1989 the Company purchased $220,000 of inventory for resale. A third party claimed to have a valid lien on such inventory sold to the Company. After a series of judgments, reveals and other legal actions, the litigation was settled for $200,000 in early 1995. From 1991 through 1993 the Company provided a reserve of $3.1 million for estimated litigation and interest costs. As a result of the settlement, $200,000 was charged to the reserve and the remaining $2.9 million was included in income in 1994.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 calendar year.


Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange under the symbol NDN. Trading of the Company's stock commenced on May 23, 1996. The following table sets forth, for the periods indicated, the high and low sales prices of the shares of the Common Stock as reported by the New York Stock Exchange.
        Calendar 1996:                High      Low
                First Quarter            -         -
                Second Quarter        15 7/8    13 3/4
                Third Quarter         15 1/4    13 1/4
                Fourth Quarter        17 3/8    13 1/2

     On March 27, 1997, the last reported sale price for the Company's Common Stock as quoted by the New York Stock Exchange was $19 5/8 per share. As of March 27, 1997, the Company had
3,100 beneficial shareholders.

     The Company anticipates that all of its income in the foreseeable future will be retained for the development and expansion of its business and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future.






ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated selected financial data for the Company. The selected income statement and balance sheet items which follow have been derived from the Company's financial statements and notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. This information should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this form 10-K.

                                  Years Ended December 31
                         --------------------------------------------------
                              1992      1993      1994      1995      1996
                             -----     -----     -----     -----     -----
                         (In thousands, except per share and sales
                         per square foot data and number of stores)
Statement of Income Data:
Net Sales:
 99 Cents Only Stores      $95,873  $101,828  $110,724  $121,998  $143,163
 Other Retail Sales (1)      3,125     3,093     2,097       492        -
 Bargain Wholesale          21,938    18,028    18,916    30,337    40,480
                           -------   -------   -------   -------   -------
    Total                  120,936   122,949   131,737   152,827   183,643
Cost of Sales               79,748    81,480    88,045   102,160   120,922
                           -------   -------   -------   -------   -------
Gross profit                41,188    41,469    43,692    50,667    62,721
Selling, general and
 administrative expenses    29,060    32,081    32,661    33,809    39,692
                           -------   -------   -------   -------   -------
Operating Income            12,128     9,388    11,031    16,858    23,029
Special litigation
 provision reversal (2)         -         -     (2,900)       -         -
Interest (income)
 expense (net)                 (50)       45       764       755      (126)
                           -------   -------   -------   -------   -------
Income before pro forma
 provision for income
 taxes (3)                  12,178     9,343    13,167    16,103    23,155
Pro forma provision for
 income taxes (3)            4,739     3,477     5,163     6,509     9,453
                           -------   -------   -------   -------   -------
Pro forma net income (3)    $7,439    $5,866    $8,004    $9,594   $13,702
                           =======   =======   =======   =======   =======
Pro forma earnings per
 common share (3)(4)                                                 $0.97
                                                                   =======
Pro forma weighted average
 number of common shares
 outstanding (3)(4)                                                 14,079
                                                                   =======
Company Operating Data:
 Sales Growth
  99 Cents Only Stores         6.6%      6.2%      8.7%     10.2%     17.3%
  Bargain Wholesale           12.2%    -17.8%      4.9%     60.4%     33.4%
  Total Company Sales          7.4%      1.7%      7.1%     16.0%     20.2%
 Gross Margin                 34.1%     33.7%     33.2%     33.2%     34.2%
 Operating Margin             10.0%      7.6%      8.4%     11.0%     12.6%
 Pro forma net income          6.2%      4.8%      6.1%      6.3%      7.5%
Retail Operating Data:(5)
 Number of stores end
   of period                    30        31        34        36        43
 Change in comparable
   stores net sales (6)       -8.6%     -3.5%     -1.4%     -0.2%      2.8%
 Average net sales per
   store open the full
   year                     $3,550    $3,349    $3,267    $3,467    $3,667
 Average net sales per
   estimated salable
   square foot (7)            $417      $388      $396      $397      $389

                                             At December 31
                         --------------------------------------------------
                              1992      1993      1994      1995      1996
                             -----     -----     -----     -----     -----
Balance Sheet Data:
 Working Capital           $24,173   $19,242   $24,713   $28,690   $58,822
 Total assets               33,343    46,960    51,419    57,598    98,997
 Long-term debt                 -         -         -         -         -
 Capital lease obligation,
   including current
   portion                      -     11,080    10,548     9,977     9,365
 Total shareholders'
   equity                  $24,494   $23,307   $30,811   $35,558   $76,505

     (1) The Company operated other stores during the periods presented under different trade names pending conversion to 99 Cents Only Stores format or their eventual closing. Only one such store was closed in May 1995.

     (2) See Note 9 to "Notes to Financial Statements"

     (3) Prior to May 1, 1996 the Company was treated as an S corporation for federal and state income tax purposes. The pro forma presentation reflects a provision for income taxes as if the Company had always been a C corporation, at an assumed effective tax rate of 40.1% in 1992 and 41.0% in 1993, 1994, 1995 and 1996, plus the effect of deferred taxes and tax credits.

     (4) Pro forma earnings per common share have been computed by dividing pro forma net income by the pro forma weighted average number of common shares and common stock equivalents outstanding. Pro forma weighted average common equivalent shares include 2,753,000 shares to fund certain notes issued and dividends payable declared to then Existing Shareholders, in connection with the termination of the Company's status as an S corporation. Common stock equivalents include all outstanding stock options and warrants after applying the treasury stock method. All currently outstanding options have been considered outstanding for all fiscal years presented and included in the calculation of the weighted average number of common shares and common stock equivalents outstanding for pro forma earnings per common share computations in accordance with the rules of the Commission.

     (5) Includes retail operating data solely for the Company's 99 Cents Only Stores.

     (6) Change in comparable stores net sales compares net sales for stores open the entire two periods compared.

     (7) Computed based upon estimated total saleable square footage of open for the entire period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the Company's Financial Statements and notes thereto and the other financial data included elsewhere in this Form 10-K.
See also "Selected Financial Data."

General:
      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company had distributed its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the
Company opened its first 99 Cents Only Stores location and as of March 27, 1997 operates a chain of 45 deep-discount
99 Cents Only Stores. The Company's growth during the last three years has primarily come from new store openings and growth in its Bargain Wholesale division. The Company opened 4, 4, and 8 stores in 1994, 1995, and 1996, respectively (3, 2 and 7 respectively, net of relocated and closed stores, and 1 store closed as the result of a fire in 1994). The Company opened 2 stores in the first three months of 1997, 1 in Lakewood, California and 1 in East Los Angeles, California and expects to open new stores at an annual growth of 20%.
Of the additional stores planned for 1997, the Company has secured 5 locations.

   Other retail operations include operations of acquired stores pending their closure or conversion to the 99 Cents Only Stores retail format. Since 1982, the Company has acquired groups of store sites and inventory from three different chains. The Company either immediately converted the acquired sites to the 99 Cents Only Stores format, operated the acquired sites under the original tradename until they were either converted, close or sold, or immediately closed the site. The last of such stores was closed in May 1995. The Company may acquire sites in the future from existing chains if suitable opportunities arise.

     Bargain Wholesale's growth over the three years ending December 31, 1996 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale net sales than on 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental operating expenses.

     Comparable stores net sales (computed on 99 Cents Only Stores open during the entire two years compared) improved in each of the five calendar years from January 1, 1992 through December 31, 1996. The Company believes that this trend had resulted in part from its expansion strategies. In the past, as part of its strategy to expand retail operations, the Company opened certain larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income.
While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrate from the existing store to the close-by new store. The Company believes that this strategy has impacted its historical comparable sales growth.

     During each of the calendar years in the period from January 1, 1992 to December 31, 1996, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) have declined from $417 per square foot in 1992 to $389 per square foot in 1996. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average 13,800 square feet. Since January 1, 1994, the Company had opened
18 new stores (including 2 relocations in 1995 and 1 in 1996) that average 17,300 gross square feet. The Company currently targets new store locations ranging in size from 15,000 to 23,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than its smaller stores, they generally achieve higher average annual store revenues and operating income.

     The Company has experienced a 14.3% compound annual growth rate in net sales over the last three years.

Effect of Change in Form from an S Corporation to a C Corporation:

    Effective May 1, 1996 the Company changed in form from an S corporation to a C corporation, a change that will affect its operations and financial condition by an increase in the level of federal and state income taxes.


     As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, S corporations were taxed at 2.5% of taxable income through 1993 and 1.5 % of taxable income in 1994, 1995 and 1996. Currently, the top federal tax rate for C corporations is 35% and the corporate tax rate in California is 9.3%. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been a C corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" prior to January 1, 1991.
The change in form has affected the earnings and cash flow of the Company.

Results of Operations

     The following table sets forth, for the periods
indicated, certain selected income statement data as a
percentage of net sales:
                                             Years Ended December 31,
                                             ==============================
                                                  1994      1995      1996
                                                 =====     =====     =====
Net Sales
  99 Cents Only Stores                            84.0%     79.8%     78.0%
  Other retail                                     1.6%      0.3%      -
  Bargain Wholesale                               14.4%     19.9%     22.0%
                                                ------    ------    ------
     Total                                       100.0%    100.0%    100.0%
Cost of sales                                     66.8%     66.8%     65.8%
                                                ------    ------    ------
  Gross profit                                    33.2%     33.2%     34.2%
Selling, general and administrative
  expenses                                        24.8%     22.2%     21.6%
                                                ------    ------    ------
Operating income                                   8.4%     11.0%     12.6%
Special litigation reversal                       -2.2%      -         -
Interest (income) expense, net                     0.6%      0.5%      -
                                                ------    ------    ------
Income before pro forma provision for
  income taxes                                    10.0%     10.5%     12.6%
Pro forma provision for income taxes               3.9%      4.2%      5.1%
                                                ------    ------    ------
Pro forma net income                               6.1%      6.3%      7.5%
                                                ======    ======    ======

Year Ended December 31, 1996 Compared to Year Ended December
31, 1995.

Net Sales: Total net sales increased $30.8 million, or 20.2% from $152.8 million in the 1995 period to $183.6 million in the 1996 period. 99 Cents Only Stores net sales increased approximately $21.2 million, or 17.3%, from $122.0 million in the 1995 period to $143.2 million in the 1996 period, and Bargain Wholesale net sales increased approximately $10.1 million, or 33.4%, from $30.3 million in 1995 period to $40.5 million in the 1996 period. There were no other retail operations in 1996. The increase in 99 Cents Only Stores net sales was primarily attributed to the positive effect of a net increase of 7 stores opened in 1996 and 4 stores opened in 1995 that were not open for the full year in 1995, and a 2.8% or $2.6 million increase in comparable store net sales from the 1995 period to the 1996 period. The increase in Bargain Wholesale net sales was primarily attributed to increased marketing activity during the 1996 period.

Gross profit: Gross profit increased approximately $12.1 million, or 23.8% from $50.7 million in the 1995 period to $62.7 million in the 1996 period. The increase in gross profit was primarily due to higher net sales. As a percentage of net sales, gross profit improved from 33.2% in the 1995 period to 34.2% in the 1996 period reflecting favorable merchandise cost and mix factors.

Selling, general and administrative: Selling, general and administrative expenses ("SG&A") increased by $5.9 million, or 17.4% from $33.8 million in the 1995 period to $39.7 million in the 1996 period, primarily due to increased costs associated with new store growth and increased executive compensation expense of approximately $0.8 million. SG&A decreased as a percentage of net sales from 22.2% in the 1995 period to 21.6% in the 1996 period. The decrease as a percentage of net sales in 1996 resulted primarily from spreading SG&A over a larger revenue base.

Operating income: As a result of the items discussed above, operating income increased $6.2 million, or 36.6%, from $16.9 million in the 1995 period to $23.0 million in 1996. Operating income increased as a percentage of net sales from 11.0% in 1995 to 12.6% in 1996.

Interest expense: Interest expense relates to interest accrued on the Company's capitalized warehouse lease, net of interest income on the Company's marketable securities. The change in interest expense between 1995 and 1996 was not material. During the 1995 and the 1996 periods, the Company had no bank debt. Interest income earned on marketable securities was $0.9 million in 1996.

Pro forma provision for income taxes (unaudited): The
Pro forma provision for income taxes in 1996 was $9.5 million, or 5.1% of net sales, compared to $6.5 million, or 4.2% of net sales in 1995. The effective rate of the pro forma provisions for income taxes were 40.4% and 40.8% in the 1995 period and the 1996 period, respectively. The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See Note 5 of "Notes to Financial Statements."

Pro forma net income (unaudited): As a result of the items discussed above, pro forma net income increased
$4.1 million, or 42.8%, from $9.6 million in the 1995 period to $13.7 million in the 1996 period. Pro forma net income increased as a percentage of net sales from 6.3% in 1995 to 7.5% in 1996.

Year Ended December 31, 1995 Compared to Year Ended December
31, 1994

Net sales: Total net sales increased $21.1 million, or 16.0% from $131.7 million in 1994 to $152.8 million in 1995. 99 Cents Only Stores net sales increased approximately $11.3 million, or 10.2% from $110.7 million in 1994 to $122.0 million in 1995, and Bargain Wholesale net sales increased approximately $11.4 million, or 60.4%, from $18.9 million in 1994 to $30.3 million in 1995. Changes in other retail operations from 1994 to 1995 reflected the closing of the last store in May 1995. The increase in 99 Cents Only Stores net sales was primarily attributed to the positive effect of a net increase of 5 stores opened in 1994 and 1995, which were not open for the full year in 1994, offset by a 0.2% or $0.2 million decrease in comparable store net sales from 1994 to 1995. Change in comparable stores net sales compares net sales for stores open during the entire two years compared.
The Company opened 4 new stores and closed 1 store due to a fire in 1994, and opened 4 new stores (which included 2 stores which were relocated) in 1995. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large domestic and international accounts and expansion into new geographic markets.


Gross profit: Gross profit increased $7.0 million, or 16.0%, from $43.7 million in 1994 to $50.7 million in 1995. The increase in gross profit was due to higher net sales. As a percentage of net sales, gross profit remained constant at 33.2% between years.

Selling, general and administrative: SG&A increased by $1.1 million, or 3.5%, from $32.7 million in 1994 to $33.8 million in 1995, primarily due to increased costs associated with new store growth. SG&A decreased as a percentage of net sales from 24.8% in 1994 to 22.2% in 1995. The decrease as a percentage of net sales in 1995 resulted primarily from spreading SG&A over a larger revenue base.

Operating income: As a result of the items discussed above, operating income increased $5.9 million, or 52.8%, from $11.0 million in 1994 to $16.9 million in 1995.
Operating income increased as a percentage of net sales from 8.4% in 1994 to 11.0% in 1995.

Special litigation reversal: The benefit from litigation expense in 1994 of $2.9 million, or 2.2% as a percentage of net sales, reflects the reversal of previously provided reserves not used due to the settlements of litigation for $200,000. See "Business-Legal Proceedings" and Note 9 to "Notes to Financial Statements."

Pro forma provision for income taxes (unaudited): The pro forma provision for income taxes in 1995 was $6.5 million, or 4.2% of net sales, compared to $5.2 million, or 3.9% of net sales in 1994. The effective rate of the pro forma for income taxes was 40.4% and 39.2% 'in 1995 and 1994, respectively.
The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See
Note 5 of "Notes to Financial Statements."

Pro forma net income (unaudited): As a result of the items discussed above, pro forma net income increased $1.6 million, or 19.9%, from $8.0 million in 1994 to $9.6 million in 1995. Pro forma net income increased as a percentage of net sales from 6.1% in 1994 to 6.3% in 1995.

Liquidity and Capital Resources

    Since inception, the Company had funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirements result primarily from purchases of inventory, expenditures related to new store openings and the working capital requirements for new and existing stores. The Company takes advantage of close-out and other special-situation opportunities which frequently results in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

     During 1994, 1995 and 1996, net cash provided by (used in) operations was $7.6 million, $17.3 million and $(12.0) million, respectively. The $12.0 million used in operations in 1996 reflects the impact of $27.6 million of available cash, invested in trading securities. Trading securities are securities that consist of high grade debt securities, purchased and held principally for the purpose of selling them in the near term. Interest, including amortization of acquisition premium and discount is included in current period earnings. Excluding the $27.6 million purchase of the short term investments in 1996, net cash provided from operations would have been $15.6 million. Net cash provided by operations also reflects increases in inventories in the amount of $5.3 million, $1.8 million and $2.6 million during 1994, 1995 and 1996, respectively. During 1994, 1995 and 1996, net cash used in investing activities for purchases of property and equipment was $1.9 million, $2.7 million and $7.3 million, in 1994, 1995 and 1996, respectively. Net cash used in financing activities in 1994 and 1995 was $6.1 million and $11.8 million respectively. These funds represented payments of capital lease obligations and distributions to shareholders to cover, in part, federal and state income taxes payable by the Existing Shareholders with respect to the net income of the Company. In 1996 proceeds from financing activities was $19.6 million and included $65.2 million from the Company's initial public offering. In addition the Company paid $35.5 million of notes payable to shareholders and issued dividends to shareholders for $4.4 million. Another $5.6 million represented payments of capital lease obligations and distributions to shareholders to cover, in part, federal and state income taxes payable by the Existing Shareholders with respect to the net income of the Company prior to the change of the Corporate tax status from an S corporation from a C corporation.

     The Company plans to aggressively open new stores at an annual rate of at least 20%. The average investment per new store opened in 1996, including improvements, fixtures, equipment and inventory but excluding pre-opening expenses, which are expensed as incurred, was approximately $550,000 per store. The Company's cash needs for new stores opening are expected to total approximately $5.0 million and $6.2 million in each of 1997 and 1998, respectively. The Company's total planned expenditures in each of 1997 and 1998 for additions to fixtures and leasehold improvements of existing stores are approximately $600,000.

     The Company has a $7.0 million bank credit facility bearing interest at the bank's prime rate. Under the terms of its credit facility, the Company must comply with one financial covenant, the ratio of total liabilities to tangible net worth (as defined by the agreement). Noncompliance with respect to this covenant would constitute an event of default that gives the bank the right to call the credit facility and to pursue certain remedies. At December 31, 1996, the Company was in compliance with this covenant. The credit agreement expires in June 1997, at which time the Company expects that it will be renewed.

     As of December 31, 1996, there were no borrowings outstanding under the line of credit and outstanding letters of credit were approximately $1.9 million ($1.6 million of which related to a standby letter of credit required by the State of California to be self-insured for worker's compensation).


     The Company leases its 880,000 square foot single-story warehouse and distribution facility under a lease accounted for as a capital lease. The lease requires monthly payments of $70,000 and accrues interest at an annual rate of 7%. At the lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company currently intends to exercise the option at the end of the lease. If the company does not exercise the purchase option, the Company will be subject to a $7.6 million penalty.



     The Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next 12 months from net cash provided by operations, availability under its credit facilities, and marketable securities.

Seasonality and Quarterly Fluctuations

     The Company has historically experienced and expects to continue to experience some seasonal fluctuation in its net sales, operating income and net income. The highest sales periods for the Company are the Christmas and Halloween seasons. A greater amount of the Company's net sales and operating and net income is generally realized during the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays (e.g., Easter) and the timing of new store openings and the merchandise mix.


    The following table sets forth certain unaudited results of operations for each quarter during 1995 and 1996. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                                   Year Ended December 31, 1995                        Year Ended December 31, 1996
                                   ==========                                          =========
                                     First     Second    Third     Fourth                First   Second    Third   Fourth
                                    Quarter   Quarter   Quarter   Quarter    Total      Quarter  Quarter  Quarter  Quarter   Total
                                    =======   =======   =======   =======   =======     =======  =======  =======  =======  =======
Net Sales
  99 Cents Only Stores               $27,092   $29,807   $30,096   $35,003  $121,998    $32,256  $34,136  $35,211  $41,560 $143,163
  Other Retail                           327       165        -         -        492         -        -        -        -        -
  Bargain Wholesale                    6,138     6,370     8,017     9,812    30,337     10,020    9,037   10,173   11,250   40,480
                                     -------   -------   -------   -------   -------    -------  -------  -------  -------  -------
     Total                            33,557    36,342    38,113    44,815   152,827     42,276   43,173   45,384   52,810  183,643
Cost of Sales                         22,430    24,291    25,475    29,964   102,160     28,810   28,239   29,266   34,607  120,922
                                     -------   -------   -------   -------   -------    -------  -------  -------  -------  -------
  Gross Profit                        11,127    12,051    12,638    14,851    50,667     13,466   14,934   16,118   18,203   62,721
Selling, general and
  administrative expenses              7,753     8,302     8,459     9,295    33,809      9,066    9,607   10,334   10,685   39,692
                                     -------   -------   -------   -------   -------    -------  -------  -------  -------  -------
Operating Income                       3,374     3,749     4,179     5,556    16,858      4,400    5,327    5,784    7,518   23,029
Interest (Income) Expense                189       189       189       188       755        189       63     (242)    (136)    (126)
                                     -------   -------   -------   -------   -------    -------  -------  -------  -------  -------
Income before pro forma
  provision for income taxes           3,185     3,560     3,990     5,368    16,103      4,211    5,264    6,026    7,654   23,155
Pro forma provision for
  income taxes                         1,238     1,408     1,665     2,198     6,509      1,719    2,162    2,474    3,098    9,453
                                     -------   -------   -------   -------   -------    -------  -------  -------  -------  -------
Pro forma net income                  $1,947    $2,152    $2,325    $3,170    $9,594     $2,492   $3,102   $3,552   $4,556  $13,702
                                     =======   =======   =======   =======   =======    =======  =======  =======  =======  =======






Inflation

     The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company's ability to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations. See also "Risk Factors- adverse Economic Trends; Change in minimum wage" for a discussion of additional risks attendant to inflationary conditions.


New Authoritative Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment for Long-Lived Assets to be Disposed Of." The statement requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted this statement in the fourth quarter of 1995. No adjustment was required to reflect the adoption of this statement.

     The FASB has issued SFAS No. 123, "Accounting for
Stock Based Compensation." The Company has adopted this standard effective in 1996. The Company adopted the disclosure requirements under this standard, and as such, the adoption did not have a material impact on the Company's financial position or results of operations.
See Note 10 of "Notes to Financial Statements".

    In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

Forward looking Statements

     The Company had made in this report, and from time to time may otherwise make, forward-looking statements concerning the Company's operations, economic performance and financial condition. This report may include, in particular, forward-looking statements. The information contained herein includes certain forward-looking statements regarding store openings, purchasing abilities, and capital requirements. Such forward looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the risks attendant to the importing of merchandise, particularly from China, including the potentially higher costs and lower quality of merchandise should the Company be forced to buy large quantities of domestic goods, (iii) the orderly operation of the Company's receiving and distribution process, operations, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory, capital resources and external financing, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors as discussed in "Management's Discussion and Analysis and Results of operations--Seasonality and Quarterly Fluctuations." and (viii) dependence on key personnel and control for the Company by existing shareholders. In addition, the market price of the Company's Common Stock, which is quoted on the New York Stock Exchange, may be subject to significant fluctuations in response to operating results, comparable store sales announcements, announcements by competitors, or in response to market fluctuations unrelated or disproportionate to the operating performance of the Company.









ITEM 8. FINANCIAL STATEMENTS

                  Index to Financial Statements                     Page
                                                                   ------
         Report of Independent Public Accountants

         Balance Sheets as of December 31, 1995 and 1996

         Statements of Income for the years ended
                 December 31, 1994, 1995 and 1996

         Statements of Shareholders' Equity for the years ended
                 December 31, 1994, 1995 and 1996

         Statements of Cash Flows for the years ended
                 December 31, 1994, 1995 and 1996

         Notes to Financial Statements









































Report of Independent Public Accountants


To 99 Cents Only Stores:

   We have audited the accompanying balance sheets of 99 Cents Only Stores (a California Corporation) as of December 31, 1995 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cents Only Stores as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1996 in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP

Los Angeles, California
March 11, 1997




























99 CENTS ONLY STORES
BALANCE SHEETS
DECEMBER 31, 1995 and 1996
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                            1995      1996
                                                        -------   -------

ASSETS

CURRENT ASSETS:
   Cash                                                   $3,057    $3,375
   Short-term investments                                     -     27,619
   Accounts receivable, net of
    allowance for doubtful accounts
    of $34,000 and $211,000 as of
    December 31, 1995 and 1996,
    respectively                                           1,360     1,561
   Inventories                                            34,313    36,933
   Other                                                     324       323
                                                         -------   -------
      Total current assets                                39,054    69,811
                                                         -------   -------
PROPERTY AND EQUIPMENT, at cost:
   Land                                                    5,107     7,159
   Building and improvements                               8,553    10,195
   Leasehold improvements                                  5,025     6,546
   Fixtures and equipment                                  3,992     5,840
   Transportation equipment                                  421       438
   Construction in progress                                   -        134
                                                         -------   -------
                                                          23,098    30,312
   Less - Accumulated
   depreciation and amortization                          (5,311)   (7,239)
                                                         -------   -------
                                                          17,787    23,073
OTHER ASSETS:                                            -------   -------
   Deferred income taxes                                     378     5,702
   Deposits                                                  231       246
   Receivable from affiliated entity                         107       165
   Other                                                      41        -
                                                         -------   -------
                                                             757     6,113

                                                         -------   -------
                                                         $57,598   $98,997
                                                         =======   =======






The accompanying notes are an integral part of these balance sheets.







99 CENTS ONLY STORES
BALANCE SHEETS
DECEMBER 31, 1995 and 1996
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            1995      1996
                                                        -------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital
    lease obligation                                        $612      $656
   Accounts payable                                        5,750     6,577
   Accrued expenses:
     Payroll and payroll-related                             818     1,086
     Sales tax                                               900     1,056
     Liability for claims                                    959       706
     Other                                                    20        34
   Workers' compensation                                   1,209       771
   Income taxes payable                                       96       103
                                                         -------   -------
      Total current liabilities                           10,364    10,989
                                                         -------   -------

LONG-TERM LIABILITIES:
   Deferred rent                                           1,346     1,294
   Accrued interest                                          965     1,500
   Capital lease obligation,
    net of current portion                                 9,365     8,709
                                                         -------   -------
                                                          11,676    11,503
                                                         -------   -------
COMMITMENTS AND CONTINGENCIES:                                -         -

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
    Authorized - 1,000,000 shares
    Issued and outstanding  - none                            -         -
   Common stock, no par value:
    Authorized - 40,000,000 shares
    Issued and outstanding -
    9,929,135 shares at December 31,
    1995 and 14,816,635 shares at
    December 31, 1996                                        195    65,354
   Retained earnings                                      35,363    11,151
                                                         -------   -------
                                                          35,558    76,505

                                                         -------   -------
                                                         $57,598   $98,997
                                                         =======   =======


The accompanying notes are an integral part of these balance sheets.



99 CENTS ONLY STORES
STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1994, 1995 and 1996
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                1994      1995      1996
                                              -------   -------   -------

NET SALES:
   99 Cents Only Stores                       $110,724  $121,998  $143,163
   Other Retail                                  2,097       492        -
   Bargain Wholesale                            18,916    30,337    40,480
                                               -------   -------   -------
                                               131,737   152,827   183,643
COST OF SALES                                   88,045   102,160   120,922
                                               -------   -------   -------
   Gross Profit                                 43,692    50,667    62,721

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       32,661    33,809    39,692
                                               -------   -------   -------
   Operating Income                             11,031    16,858    23,029
                                               -------   -------   -------
OTHER (INCOME) EXPENSE:
   Reversal of special litigation reserve       (2,900)       -         -
   Interest income                                  (9)      (14)     (890)
   Interest expense                                773       769       764
                                               -------   -------   -------
                                                (2,136)      755      (126)
                                               -------   -------   -------
   Income before pro forma provision
    for income taxes                            13,167    16,103    23,155

PRO FORMA PROVISION FOR
    INCOME TAXES (unaudited)                     5,163     6,509     9,453
                                               -------   -------   -------
PRO FORMA NET INCOME (unaudited)                $8,004    $9,594   $13,702
                                               =======   =======   =======

PRO FORMA EARNINGS PER COMMON SHARE (unaudited)                      $0.97
                                                                   =======
PRO FORMA WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (unaudited)                               14,079
                                                                   =======




The accompanying notes are an integral part of these statements.


99 CENTS ONLY STORES
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1995 and 1996
(AMOUNTS IN THOUSANDS)



                                             Common Stock
                                               ----------------- Retained
                                               Shares    Amount   Earnings
                                              -------   -------   -------
BALANCE, December 31, 1993                       9,929      $195   $23,111
  Net Income                                        -         -     13,105
  Cash distributions to shareholders                -         -     (5,600)
                                               -------   -------   -------
BALANCE, December 31, 1994                       9,929       195    30,616
  Net Income                                        -         -     15,947
  Cash distributions to shareholders                -         -    (11,200)
                                               -------   -------   -------
BALANCE, December 31, 1995                       9,929       195    35,363
  Net Income                                        -         -     20,737
  Cash distributions to shareholders                -         -     (5,000)
  Distributions to shareholders in the
      form of notes payable                         -         -    (35,549)
  Distributions to shareholders in the
      form of dividends payable                                     (4,400)
  Net proceeds from initial public offering      4,888    65,159        -

                                               -------   -------   -------
BALANCE, December 31, 1996                      14,817   $65,354   $11,151
                                               =======   =======   =======




The accompanying notes are an integral part of these statements.
99 CENTS ONLY STORES
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 and 1996
(AMOUNTS IN THOUSANDS)

                                                          1994      1995      1996
                                                        -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $13,105   $15,947   $20,737
Adjustment to reconcile net income to net
   cash provided by (used in) operating activities:
    Provision for doubtful accounts                          (69)       -        177
    Depreciation and amortization                          1,342     1,640     2,009
    Loss on disposition of property and
     equipment                                                66        32        13
    Benefit for deferred income taxes                       (155)     (145)   (5,324)
    Reversal of special litigation reserve                (2,900)       -         -
    Provision for inventory reserve                        1,650        -         -
Changes in asset and liabilities
 associated with operating activities:
    Accounts receivable                                     (387)     (466)     (378)
    Purchases of short-term investments                       -         -    (27,619)
    Inventories                                           (5,347)   (1,795)   (2,620)
    Other assets                                            (202)       77        42
    Deposits                                                 145        90       (15)
    Receivable from affiliated entity                         -       (107)      (58)
    Accounts  payable                                       (642)    1,018       827
    Accrued expenses                                         420      (291)      185
    Worker's compensation                                    462       147      (438)
    Income taxes payable                                      -         96         7
    Deferred rent                                           (119)      534       (52)
    Accrued interest                                         466       499       535
    Special litigation reserve                              (200)       -         -
                                                         -------   -------   -------
     Net cash provided by (used in)
       operating activities                                7,635    17,276   (11,972)
                                                         -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES --
    Purchases of property and equipment                   (1,919)   (2,660)   (7,308)
                                                         -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital lease obligation                    (532)     (571)     (612)
    Net proceeds from initial public offering                 -         -     65,159
    Payment of notes payable to shareholders                  -         -    (35,549)
    Payment of dividend payable                               -         -     (4,400)
    Distributions to shareholders                         (5,600)  (11,200)   (5,000)
                                                         -------   -------   -------
     Net cash provided (used in) financing
       activities                                         (6,132)  (11,771)   19,598
                                                         -------   -------   -------
NET INCREASE (DECREASE) IN CASH                             (416)    2,845       318
CASH, beginning of period                                    628       212     3,057
                                                         -------   -------   -------
CASH, end of period                                         $212    $3,057    $3,375
                                                         =======   =======   =======
The accompanying notes are an integral part of these statements.

99 CENTS ONLY STORES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996




1.      Line of Business

    The Company, 99 Cents Only Stores is primarily a retailer of various consumable products through 36 and 43 stores at December 31, 1995 and 1996, respectively, in Southern California. The Company is also a wholesale distributor of various consumable products.

2.      Concentration of Operations in Southern California

    All of the Company's retail stores are located in Southern
California. In addition, the Company's current retail expansion plans anticipate that all planned new stores will be located in this geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general economic trends and various environmental factors in Southern California.

3.      Public Offering of Stock

In May 1996, the Company completed its initial public offering of 4,887,500 shares (including 637,500 shares from the exercise of the over allotment option granted to the underwriters) of common stock at an offering price of $14.50 per share. In connection with this offering, the Company received net proceeds of $65,159,000.


4.      Summary of Significant Accounting Policies

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

   Inventories are priced at the lower of cost (first in, first out) or market.









Depreciation and Amortization

   Property and equipment are depreciated and amortized on the straight-line basis for financial reporting purposes over the following useful lives of the assets:

     Building and improvements     27.5 years
     Leasehold improvements        Lesser of 5 years or
                                    remaining lease term
     Fixtures And equipment        5 years
     Transportation equipment      3 years

   The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary repairs and maintenance to operations as incurred. Repairs and maintenance expense was $726,000, $629,000 and $620,000 in 1994, 1995 and 1996 respectively.,

Pro Forma Presentation

   Through April 30, 1996, the Company had elected treatment as an S corporation under provisions of the Internal Revenue
Code. Effective May 1, 1996, the Company terminated its S corporation election and became a C corporation.

   Pro Forma Statements of Income

See Note 5 for explanation of pro forma provision for income taxes and related pro forma net income.

   Pro Forma Earnings Per Common Share

   Pro forma earnings per common share have been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. Pro forma weighted average number of common shares outstanding also includes 2,753,000 shares offered as a part of the public offering; the proceeds from such shares being used to fund a $39.9 million distribution to shareholders.

    Pursuant to the rules of the Securities and Exchange Commission, historical per share data are not presented and pro forma per share data are presented for the latest fiscal year only in the accompanying statements of income. Also pursuant to these rules, the number of common shares issuable due to options granted during the twelve months preceding the Company's public offering are included in the calculation of shares outstanding using the the treasury stock method from the beginning of all periods presented.


Deferred Rent

   Certain of the Company's operating leases for its retail locations include scheduled increasing monthly payments. In accordance with generally accepted accounting principles, the Company has accounted for the leases to provide straight line charges to operations over the lives of the leases.


Revenue Recognition

   Revenue is recognized at the point of sale for retail sales and at the time of shipment for wholesale sales.


Pre-Opening Costs

   The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Stock Based Compensation

    During 1996, the Company adopted Statement of Financial
Accounting Standards No. 123, "Accounting for Stock Based
Compensation" (SFAS 123). The Company has elected to comply with the pro forma disclosure requirements of this standard (see note 10).

Statements of Cash Flows

   The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No. 95. The Company considers all investments with original maturities of three months or less to be cash equivalents.

   Cash payments for income taxes were $134,000, $200,000 and $7,735,000 in 1994, 1995 and 1996 respectively.
Interest payments totaled approximately $308,000, $269,000 and $228,000 for the years ended December 31, 1994, 1995 and 1996 respectively.

New Authoritative Pronouncements

    In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets to be disposed of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted
SFAS 121 in the fourth quarter 1995 and the impact on the Company's financial position and results of operations was insignificant.

    In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

Reclassifications

   Certain amounts in the prior years have been reclassified to conform to the current year's presentation.



5.      PRO FORMA INCOME TAX PROVISION

   Effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company through December 31, 1996 are based on S corporation tax rates for income from January 1, 1996 through April 30, 1996 and C corporation tax rates from May 1, 1996 through December 31, 1996. In connection with the Company's change in tax status, the Company recorded an increase in the deferred asset of $4,570,000. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with SFAS 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the period ended December 31, 1996.

   The historical provision (benefit) for income taxes and resulting historical net income, based on S corporation and C corporation tax rates as discussed above and including the effect of the increase in deferred tax asset as discussed above, for the year ended December 31, 1996 is as follows:

                                             (Amounts in
                                             Thousands)
                                              --------
Income before provision (benefit) for
  income taxes                                 $23,155

Historical provision (benefit) for
  income taxes:
         During period as a S corporation           75
         During period as a C corporation        6,913
         Change in tax status                   (4,570)
                                               -------
                                                 2,418
                                               -------
         Historical net income                 $20,737
                                               =======


   As an S corporation, the Company's income, whether distributed or not, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, as an S corporation, the Company was taxed at 1.5 percent of taxable income.

   Because of the Company's change in tax status, historical results of operations, including income taxes, and related earnings per share information may not in all cases, be comparable to, or indicative of current and future results. Therefore, pro forma information, which shows results as if the Company had always been a C Corporation is presented on the face of the accompanying statements.

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

   The pro forma provision for income taxes for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                   Years Ended December 31,
                                   (Amounts in thousands)
                                   ------------------------------
                                      1994      1995      1996
                                     ------    ------    ------
         Current
            Federal                   $4,215    $5,952    $8,695
            State                        723     1,020     1,490
                                     -------   -------   -------
                                       4,938     6,972    10,185
         Deferred                        225      (463)     (732)
                                     -------   -------   -------
         Pro forma provision
            for taxes                 $5,163    $6,509    $9,453
                                     =======   =======   =======



   Differences between the pro forma provision for taxes and income taxes at the statutory federal income tax rate for each of the three years in the period ended December 31, 1996 are as follows:

                                  Year Ended December 31, (Amounts in thousands)
                         ------------------------------------------------------------
                               1994                 1995                1996
                           Amount   Percent    Amount   Percent    Amount   Percent
                          -------   -------   -------   -------   -------   -------
Income tax at statutory
   federal rate.........    $4,608      35.0%   $5,636      35.0%   $8,104      35.0%
State income taxes, net
  of federal income tax
  effect................       790       6.0%      966       6.0%    1,389       6.0%
Effect of permanent
  differences...........        12       -          14       -          60       0.2%
LARZ and targeted jobs
  credits...............      (247)     -1.8%     (107)     -0.6%     (100)     -0.4%
                           --------  --------  --------  --------  --------  --------
                            $5,163      39.2%   $6,509      40.4%   $9,453      40.8%
                           ========  ========  ========  ========  ========  ========

   A detail of the Company's deferred tax asset as of
December 31, 1995 (pro forma) and 1996 (actual) is as follows:
                                             Years Ended
                                             December 31,
                                             (Amounts in thousands)
                                             --------------------
                                                1995      1996
                                             (Pro Forma (Actual)
                                              -------   -------
         Inventory Reserve                      $1,675    $1,661
         Uniform inventory capitalization          931       912
         Depreciation                              805     1,180
         Liability for claims                      393       289
         Workers' Compensation                     496       316
         Deferred rent                             552       531
         Larz credit                               195       300
         State taxes                               -         491
         Other, net                                (77)       22
                                               --------  --------
                                                 4,970     5,702
         Valuation allowance                       -         -
                                               --------  --------
                                                $4,970    $5,702
                                               ========  ========

6.        Short-Term Investments

   Investment in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." Under the requirements of SFAS No. 115, trading securities are bought and held principally for the purpose of selling in the near term. Unrealized holding gains and losses are included in the determination of current earnings.
Quoted market prices are used to determine fair value. The
Company's short-term investments are all considered trading securities and are bought and held principally for the purpose of selling in the near term. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities.

    The amortized cost basis of these trading securities was $27.4 million at December 31, 1996. The basis for which costs were determined in computing realized gains was specific identification.

7.     Capital Lease Obligations

   The Company leases its warehouse, distribution and corporate facility (approximately 880,000 square feet) under a lease accounted for as a capital lease. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this lease.

   The lease requires fixed payments of $70,000 per month and bears interest at 7 percent per annum. At the lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company plans to exercise the option at the end of the lease.

Total minimum payments under the lease are as follows:

                                   (Amounts in
                                   Thousands)
   Year ending December 31:          --------
             1997                       $840
             1998                        840
             1999                        840
             2000                     11,340
                                     --------
                                      13,860
   Less - Amount representing
           interest                   (4,495)
                                     --------
   Present value of minimum
           lease payments              9,365

   Less - Current portion               (656)
                                     --------
                                      $8,709
                                     ========





8.     Related-Party Transactions

   The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.5 million $1,6 million and $1,8 million in 1994, 1995 and 1996, respectively.

   The Company pays the premium on a split dollar life insurance agreement with two of its principal shareholders. Under a collateral assignment agreement, the premiums paid by the Company will be reimbursed to the Company out of death benefit proceeds at the death of both shareholders.
The Company has recorded a receivable of $107,000 and $165,000 as of December 31, 1995 and 1996, respectively, from an affiliated entity in the accompanying balance sheets for the present value, not exceeding the cash surrender value of the policy, based on mortality tables, of the premiums paid through December 31, 1995 and 1996.

   During 1994, 1995 and 1996 the Company expensed legal fees to the law firm of Van Petten & Hollen of $36,000
$109,000 and $82,000 respectively. Marvin Holen, a director of the Company, is a partner in this law firm.

9.     Commitments and Contingencies

   Credit Facility
     In December, 1996, the Company renewed the line of credit facility with a bank. The facility provides for a line of credit of $7 million that can be used for working capital purposes and issuance of letters of credit. The line of credit bears interest at the bank's prime interest rate (8.25% at December 31, 1996). The line of credit expires on June 30, 1997 at which time the Company expects that it will be renewed.

     The Company must comply with one covenant, the ratio of total liabilities to tangible net worth. At December 31, 1996 the Company was in compliance with this covenant.

     As of December 31, 1996, there were no borrowings outstanding under the line of credit and outstanding letters of credit were approximately $1.9 million ($1.6 million of which related to a standby letter of credit for self-insured workers' compensation).

   Special Litigation

     In 1989, the Company purchased $220,000 of inventory for resale. A third party claimed to have a valid lien on the merchandise sold to the Company. After a series of judgments, reversals and other legal actions, the litigation was settled for $200,000 in early 1995.

     From 1991 to 1993, the Company provided a reserve for $3.1 million for estimated litigation and interest costs. As a result of the settlement, $200,000 was charged to the reserve and the remaining $2.9 million was included in income in 1994.




   Lease Commitments

     The Company leases various facilities under operating leases which expire at various dates through 2005. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1994, 1995 and 1996 was approximately $4.7, $5.1 and $5.6 million respectively.

     As of December 31, 1996, the minimum annual rentals
payable under all non-cancelable operating leases were as
follows:
                                             (Amounts in
                                             Thousands)
Year ending December 31:                       --------
             1997                               $6,298
             1998                                6,411
             1999                                6,090
             2000                                5,969
             2001                                4,656
         Thereafter                             13,117
                                               --------
                                               $42,541
                                               ========

     In addition, the Company also leases certain retail facilities on a month-to-month basis. The aggregate monthly rental payments for month-to-month leases at December 31, 1996 were approximately $34,000.


   Workers' Compensation

     Effective August 11, 1993, the Company became self insured as to workers' compensation claims. The Company carries excess workers' compensation insurance which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. Through March 11, 1997, the Company has not made a claim against the policy. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. Incurred but not reported claims are estimated and accrued based on the Company's experience and the experience of a third-party administrator. At December 31, 1996, the Company had accrued approximately $771,000 for estimated workers' compensation claims.

     In connection with the self-insurance of workers' compensation, the Company is required, by the State of California, to maintain a standby letter of credit. As of December 31, 1996, there was $1.6 million under the standby letter of credit.




10.     Stock Option Plan

     The Company's 1996 Stock Option Plan is a fixed plan
which provides for the granting of non-qualified and
incentive options to purchase up to 1,000,000 shares of
common stock. Options may be granted to officers, employees, directors and consultants. Options vest over a three year period, 33 1/3% one year from date of grant and 33 1/3% per
year thereafter. Options expire ten years from date of
grant. Information regarding the Company's stock option plan is summarized below:
                                                        Weighted
                                                        Average
                                                        Exercise
                                     Shares              Price
                                     --------            --------
Outstanding, December 31, 1995           -               $   -
  Granted                            510,800               11.05
  Forfeited                          (61,950)              10.99
                                     --------            --------
Outstanding, December 31, 1996       448,850              $11.06
                                     ========            ========
Exercisable, December 31, 1996           -                   -
                                     ========            ========

Range of exercise                   $10.99 to
      prices                          $13.94
Weighted average remaining
      contract life                9.3 years

   The Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123") "Accounting for Stock Based Compensation" which is effective for fiscal years ending after December 15, 1995. The Company has elected to continue to measure compensation costs associated with its stock option plan, under APB 25 "Accounting for Stock Issued to Employees", accordingly under SFAS No. 123, the expected impact on the Company's consolidated financial statements is included in this expanded footnote disclosure.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A weighted average fair value of options granted during the year was calculated assuming no dividend yield, an expected volatility of 28 percent, a risk free interest rate of 5.0 percent and expected lives of 5.6 years. Had compensation cost for this stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to $13.5 million and $0.96 per share respectively.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


Part III


Item 10. Directors and Executive Officers of the Registrant

    Information regarding directors of the registrant required by item 401 of the regulation S-K and information regarding Directors and Executive Officers of the registrant required by item 405 of Regulation S-K is presented under the captions " Election of Directors," "Management" and
Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security ownership of Certain Beneficial Owner
           and Management

    The information required by item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.


Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K

       1 Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth on page 17 of this Form 10-K.

       2 Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Exhibits hereto.

       3 Exhibits. The Exhibits listed on the
accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.






                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   99 Cents Only Stores

DATE: March 27, 1997               By:        /s/ERIC SCHIFFER
                                   Eric Schiffer
                                   Senior Vice President
                                   Finance and Operations


      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature         Title                          Date
         ---------       ---------                     ---------

/S/ David Gold           Chairman of the Board, Chief  March 27, 1997
                         Executive Officer and President

/S/ Howard Gold          Senior Vice President         March 27, 1997
                         Distribution and Director

/S/ Jeff Gold            Senior Vice President         March 27, 1997
                         Real Estate and Information System
                         and Director

/S/ Eric Schiffer        Senior Vice President Finance March 27, 1997
                         and Operations and Director

/S/ William O. Christy   Director                      March 27, 1997

/S/ Lawrence Glascott    Director                      March 27, 1997

/S/ Marvin L. Holen      Director                      March 27, 1997

/S/ Ben Schwartz         Director                      March 27, 1997












                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To 99 Cents Only Stores:

   We have audited in accordance with generally accepted auditing standards, the financial statements of 99 Cents Only Stores included in this Form 10-K and have issued our report thereon dated March 11, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP

Los Angeles, California
March 11, 1997




99 Cents Only Stores
Schedule II - Valuation and Qualifying Accounts
For Each of the Three Years in the Period Ended December 31, 1996


                                   Amounts in thousands
                                             --------------------
                                   Beginning                      End of
                                    of Year  Provision Reduction    Year
                                     --------  --------  --------  --------
For the year ended December 31, 1996:
     Allowance for doubtful account      $34      $237       $60      $211
                                     ========  ========  ========  ========
     Inventory reserve                 4,085       -          33     4,052
                                     ========  ========  ========  ========
For the year ended December 31, 1995:
     Allowance for doubtful account       42       -           8        34
                                     ========  ========  ========  ========
     Inventory reserve                 4,085       -         -       4,085
                                     ========  ========  ========  ========
For the year ended December 31, 1994:
     Allowance for doubtful account      111       -          69        42
                                     ========  ========  ========  ========
     Inventory reserve                $2,435    $1,650       -      $4,085
                                     ========  ========  ========  ========



                                                       Exhibit 11.1

99 Cents Only Stores
Statement Regarding Computation of
Pro Forma Per Share Earnings
Amounts in thousands

                                                       Year Ended
                                                       December 31,
                                                            1996
                                                         -------

Pro Forma Net Income                                     $13,702
                                                         =======
Common Stock:
    Shares outstanding from Beginning of period            9,929

    Pro-rata shares - stock issuance                       2,960

    Common Stock Equivalents                                 104

    Pro rata - pro forma Common Shares to fund
      distribution to shareholders                         1,086
                                                         -------
    Pro forma weighted Average number of common
      shares outstanding                                  14,079
                                                         =======
    Pro forma earnings per common share                    $0.97
                                                         =======