Form 10-K/A
period 1996-12-31
99 CENTS ONLY STORE
filed 1997-05-06
CIK 1011290

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

  YES   [x]                                                      NO   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 27,1997 was $95,915,244 based on a $19 5/8 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.

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


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this amendment to report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   99 Cents Only Stores

DATE: May 5, 1997                  By: /s/Eric Schiffer
                                   Erick Schiffer
                                   Senior Vice President
                                   Finance and Operations