Form 10-Q
period 1997-03-31
99 CENTS ONLY STORE
filed 1997-05-14
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Common Stock, No Par Value, 14,816,635 Shares as of May 14, 1997



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       99 Cents Only Stores
                          Balance Sheets
                      (Amounts In Thousands)



                                        March 31,     December 31,
                                           1997           1996
                                       (Unaudited)
                                        ----------     ----------
Assets

Current assets:
Cash________________________________         $5,804         $3,375
Short-term investment_______________         27,949         27,619
Accounts receivable, net of
allowance For doubtful of $209,000
and $211,000 as of March 31, 1997
and December 31, 1996,
respectively______________________            2,070          1,561
Inventories_________________________         37,265         36,933
Other_______________________________            535            323
                                           --------       --------
Total current asset_________________         73,623         69,811

Property and equipment, at cost:
Land________________________________          7,159          7,159
Building and improvements___________         10,195         10,195
Leasehold improvements______________          7,655          6,546
Fixtures and equipment______________          6,449          5,840
Transportation equipment____________            438            438
Construction in progress____________            233            134
                                           --------       --------
                                             32,129         30,312
Less - accumulated depreciation
       And amortization_____________        (7,863)        (7,239)
                                           --------       --------
Total property and equipment, net___         24,266         23,073

Other assets:
Deferred income taxes_______________          5,702          5,702
Deposits____________________________            246            246
Receivable from affiliated entity___            165            165
                                           --------       --------
                                              6,113          6,113

                                           --------       --------
Total assets________________________       $104,002        $98,997
                                           ========       ========

The accompanying notes are an integral part of these balance sheets.

                           99 Cents Only Stores
                              Balance Sheets
                          (Amounts In Thousands)



                                                 March 31,    December 31,
                                                   1997           1996
                                                (Unaudited)
                                                ----------     ----------
Liabilities and Shareholder' Equity

Current liabilities:
Current portion of capital
  lease obligation__________________________           $668           $656
Accounts payable____________________________          5,689          6,577
Accrued expenses:
  Payroll and payroll related_______________          1,055          1,086
  Sales tax_________________________________            909          1,056
  Liability for claims______________________            706            706
  Other_____________________________________             59             34
  Workers' compensation_____________________            726            771
  Income taxes payable______________________          2,527            103
                                                   --------       --------
Total current liabilities___________________         12,339         10,989

Long-term liabilities:
Deferred rent_______________________________          1,304          1,294
Accrued interest____________________________          1,640          1,500
Capital lease obligation, net of
  Current portion___________________________          8,537          8,709
                                                   --------       --------
                                                     11,481         11,503

Commitments and contingencies_______________              -              -

Shareholder' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none_____________              -              -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 14,816,635
  Shares at December 31, 1997 and
  14,984,456 shares at March 31, 1996_______         65,354         65,354
  Retained earnings_________________________         14,828         11,151
                                                   --------       --------
Total shareholders' equity__________________         80,182        $76,505
                                                   --------       --------
Total liabilities and shareholders' Equity__       $104,002        $98,997
                                                   ========       ========

The accompanying notes are an integral part of these balance sheets.

                       99 Cents Only Stores
                        Statements of Income
                            (Unaudited)
       (Amounts In Thousands Except Earnings Per Share Data)
                                           Three Months Ended
                                                March 31,

                                           1997           1996
                                         --------       --------
Net sales:
99 Cents Only Stores________________        $39,168        $32,256
Bargain Wholesale___________________         11,576         10,020
                                           --------       --------
Net sales___________________________         50,744         42,276
Cost of sales_______________________         33,328         28,810
                                           --------       --------
Gross profit________________________         17,416         13,466
Selling, general and
  Administrative expenses___________         11,331          9,066
                                           --------       --------
Operating income____________________          6,085          4,400

Interest income (expense), net______            151          (189)
                                           --------       --------
Income before provision for
  Income taxes______________________          6,236          4,211
Provision for income taxes:
                    Historical______          2,560
                    Pro forma_______       --------          1,719
                                                          --------
Net income:
                    Historical______         $3,676
                    Pro forma_______       ========         $2,492
                                                          ========
Earnings per share:
                    Historical______          $0.25
                    Pro forma_______          =====          $0.19
                                                             =====
Weighted average number of common
  Shares outstanding:
                    Historical______         14,984
                    Pro forma_______       ========         12,803
                                                          ========

The accompanying notes are an integral part of these statements.

                            99 Cents Only Stores
                          Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                        Three Months Ended
                                                             March 31,
                                                         1997        1996
                                                       --------    --------
Cash flows from operating activities:
Net income_________________________________________       $3,676      $4,158
Adjustment to reconcile net income to cash
  Provided by operating activities:
Provision for doubtful accounts____________________            -           7
Depreciation and amortization______________________          624         464
Provision (benefit) for deferred income taxes______            -           8

Changes in asset and liabilities
  Associated with operating activities:
Accounts receivable________________________________        (509)       (652)
Short-term securities______________________________        (329)           -
Inventories________________________________________        (332)       1,828
Other assets_______________________________________        (212)       (371)
Deposits___________________________________________            -           -
Accounts payable___________________________________        (888)       (267)
Accrued expenses___________________________________        (152)       (640)
Workers' compensation______________________________         (45)        (15)
Income taxes payable_______________________________        2,423           -
Deferred rent______________________________________           10          23
Accrued interest___________________________________          140         130
                                                        --------    --------
Net cash provided by operating activities__________        4,406       4,673

Cash flows from investing activities:
Purchase of property and equipment_________________      (1,817)       (693)
                                                        --------    --------
Net cash used in investing activities______________     ($1,817)     ($ 693)

Cash flows from financing activities:
Payments of capital lease obligation_______________        (160)       (149)
Net proceeds from initial public offering__________            -           -
Payments of notes payable to shareholders'_________            -           -
Payment of dividend payable________________________            -           -
Distributions to shareholders______________________            -     (2,000)
                                                        --------    --------
Net cash (used in) financing activities____________      ($ 160)    ($2,149)
Net increase in cash_______________________________        2,429       1,831
Cash, beginning of period__________________________        3,375       3,057
                                                        --------    --------
Cash, end of period________________________________       $5,804      $4,888
                                                        ========    ========
The accompanying notes are an integral part of these statements.

                                 99 CENTS ONLY STORES
                            NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the company's December 31, 1996 audited and pro forma financial statements and notes thereto included in the Company's Form 10-K dated March 27, 1997, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

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

Because of the Company's change in tax status, historical results of operations, including income taxes, and related earnings per share information may not in all cases, be comparable to or indicative of current and future results. Therefore, pro forma information, which shows results as if the Company had always been a C Corporation, is presented on the face of the accompanying statements.

The pro forma provision for income taxes included in the accompanying statements of income shows results as if the Company had always been subject to taxes as a C Corporation and had adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," prior to fiscal 1991.

Under SFAS 109, deferred income tax assets or liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the three month period ended March 31, 1996 the pro forma provision for income taxes was based upon a combined federal and state tax rate of approximately 41 percent, offset by the impact of various tax credits.

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

Pro forma per share data are presented for the three month period ended March 31, 1996 and historical per share data are presented for the three months period ended March 31, 1997 only, in the accompanying statements of income. The number of common shares issuable due to options granted during the twelve months preceding the Company's public offering are included in the calculation of shares outstanding using the treasury stock method from the beginning of all periods presented.

4. CHANGE IN TAX STATUS/INCOME TAX PROVISION

As discussed in note 3 above, effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company for each period presented are based on S corporation tax rates for income from January 1, 1996 through April 30, 1996 and C corporation tax rate thereafter.









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99 Cents Only Stores is a leading deep-discount retailer of general merchandise at a single price point. The Company has been engaged, since 1976, in the purchase and sale of name brand, close-out and regularly available general merchandise. Since that time, the Company has distributed its merchandise on a wholesale basis through its Bargain Wholesale division. In 1982, the Company opened the first of its 99 Cents Only Stores and as of the date of this form 10-Q operates a chain of 46, 99 Cents Only Stores. The Company's growth has primarily come from new store openings and growth in its Bargain Wholesale division.

Bargain Wholesale's growth is primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. In February 1997 the Bargain Wholesale division opened a showroom in New York City. The Company intends to continue to expand its wholesale division by continuing this focus, increasing its marketing and promotional programs and increasing the number of trade shows at which it exhibits. The Company generally realizes lower gross margin on Bargain Wholesale net sales than on 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small increases in operating expenses.

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


Effect of Change in Form From an S Corporation to a C Corporation

As part of its initial public offering, the Company changed in form from an S Corporation to a C corporation, which will affect its operations and financial condition by increasing the level of federal and state income taxes.

As an S Corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, S Corporations were taxed at 1.5% of taxable income for the first four months of 1996. Currently the top Corporate tax rate for C Corporations is 35% and the corporate tax rate in California is 9.3%. As such, the change in form will affect the earnings and the cash flows of the Company. The pro forma provision for income taxes in the accompanying statements of income shows results as if the Company had always been a C Corporation and had adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" prior to January 1, 1991. (See Note 4 of Notes to Financial Statements.)

Three  Months Ended March 31, 1997 Compared to Three Months Ended  March  31,
1996

NET SALES: Net sales increased $8.5 million, or 20.0%, to $50.7 million in the 1997 period from $42.3 million in the 1996 period. The 99 Cents Only Stores net sales increased approximately $6.9 million, or 21.4%, to $39.2 million in the 1997 period from $32.3 million in the 1996 period, and Bargain Wholesale net sales increased approximately $1.6 million, or 15.5%, to $11.6 million in the 1997 period from $10.0 million in the 1996 period. The increase in the 99 Cents Only Stores net sales was attributable to the positive effect of 2 new stores opened in the first quarter of 1997, the full effect of 3 new store openings in the third quarter and 2 in the fourth quarter of 1996 and a 0.5% or $0.3 million increase in comparable store net sales in the 1997 period from the 1996 period. The increase in Bargain Wholesale net sales was primarily attributable to a continued increased focus on large domestic and international marketing activity during the 1996 period.

GROSS PROFIT: Gross profit increased approximately $4.0 million, or 29.3%, to $17.4 million in 1997 period from $13.5 million in the 1996 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 34.3% in the 1997 period from 31.9% in the 1996 period. The 2.4% point increase in the gross profit margin is due to merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $2.3 million, or 25.0%, from $9.1 million in 1996 to $11.3 million in the 1997 period. This was primarily due to increased costs associated with new store growth and the effect of local tax credits recognized in the first quarter of 1996 as well as the timing of advertising cost during the first quarter of 1996. As a result SG&A increased as a percentage of net sales from 21.4% in 1996 to 22.3% in 1997.

OPERATING INCOME: As a result of the items discussed above, operating income increased $1.7 million, or 38.3%, to $6.1 million in 1997 from $4.4 million in 1996. The operating margin increased to 12.0% of sales in 1997 compared to 10.4% in 1996.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1997 and 1996 was due to interest earned on short-term marketable securities. During 1997 and 1996, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes of $2.6 million in 1997 compares to a pro forma provision of $1.7 million in 1996. The effective rate of the historical and pro forma provision for income taxes was approximately 41.1% in 1997 and 40.8% in 1996. The effective rates approximate the statutory rates in each period.

NET INCOME: As a result of the items discussed above, pro forma net income increased $1.2 million, or 47.5% to $3.7 million in 1997 from $2.5 million in the 1996 period. Net income increased to 7.2% of net sales from 5.9% pro forma net income in the 1996 period.



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

In May 1996, the Company completed its initial public offering of 4,888,500 shares (including 637,500 shares from the exercise of the over allotment option granted to the underwriters) of common stock. Of the proceeds of approximately $65.3 million, the Company used approximately $39.9 million to pay notes issued and dividends payable declared to the pre public offering Shareholders. The Company is using the balance of the net proceeds for the expansion of its retail operations, and for general corporate purposes. Since the offering, the Company has opened 8 new stores. The Company has purchased the land and buildings for 2 of the locations and may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investments grade securities.

During the three months ended March 31, 1997 and 1996, net cash provided by operations was $4.4 million and $4.7 million respectively. Inventories increased $0.3 million in 1997 and decreased $1.8 million in 1996.
Receivables increased $0.5 million and $0.7 million, in 1997 and 1996 respectively. Accounts payable and accruals were reduced $1.0 million in 1997 and $0.9 million in 1996. In 1997 current income taxes payable increased $2.4 million as a result of the change in corporate status to a C corporation. In the first quarter of 1997, the Company also reinvested $0.3 million of interest earned on marketable securities. Net cash used in investing activities was $1.8 million in 1997, consisting of expenditures for property and equipment. In 1996 cash flow from investing activities consisted of $0.7 million used for capital expenditures. Net cash used in financing activities was $0.2 million for payments on the capitalized warehouse lease in 1997 and in 1996. In addition in 1996 there was a $2.0 million distribution to shareholders.

The Company has a $7.0 million bank line of credit facility bearing interest at the bank's prime rate. Under terms of the facility, the Company must comply with one financial covenant, the ratio of total liabilities to tangible net worth. As of March 31, 1997, the Company was in compliance with this covenant and there were no amounts outstanding on the line of credit.

The Company believes that it can adequately fund its planned capital expenditures and working capital requirements for the next 12 months from the net cash provided by operations, cash on hand and marketable securities.






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

    (b)    Item 5. 8-K filed on April 9, 1997

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS STORES ONLY


Date: May 14, 1997                                /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Vice President Finance

                     EXHIBIT 27.1



<PERIOD TYPE>                           3-mos
<FISCAL YEAR END>                 Dec 31 1997
<PERIOD START>                   Jan  01 1997
<PERIOD END>                     Mar 31  1997
[CASH]                                  5,804
[SECURITIES]                           27,949
[RECEIVABLES]                           2,070
[ALLOWANCES]                             (209)
[INVENTORY]                            37,265
<CURRENT ASSETS>                       73,623
[PP&E]                                 32,129
[DEPRECIATION]                         (7,863)
<TOTAL ASSETS>                        104,002
<CURRENT LIABILITIES>                  12,339
[BONDS]                                     0
<PREFERRED MANDATORY>                       0
[PREFERRED]                                 0
[COMMON]                               65,354
<OTHER SE>                             14,828 <FN 1>
<TOTAL LIABILITY AND EQUITY>          104,002
[SALES]                                50,744
<TOTAL REVENUE>                        50,744
[CGS]                                  33,328
<TOTAL COSTS>                          11,331
<OTHER EXPENSES>                            0
<LOSS PROVISION>                            0
<INTEREST EXPENSE>                         50
<INCOME PRE TAX>                        6,236
<INCOME TAX>                            2,560
<INCOME CONTINUING>                     3,676
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                   0
<NET INCOME>                            3,676
<EPS PRIMARY>                            0.25
<EPS DILUTED>                            0.25
< /TABLE>
<FN1> Retained Earnings