Form 10-Q
period 1997-09-30
99 CENTS ONLY STORE
filed 1997-10-30
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Common Stock, No Par Value, 14,851,750 Shares as of OCTOBER 30, 1997



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        99 Cents Only Stores
                           Balance Sheets
                       (Amounts In Thousands)



                                       September 30,     December 31,
                                            1997             1996
                                        (Unaudited)
                                         ----------       ----------
Assets

Current assets:
Cash................................           $4,338          $3,375
Short-term investments..............           29,588          27,619
Accounts receivable, net of
allowance for doubtful accounts of
$183,000 and $211,000 as of
SEPTEMBER 30, 1997 and December 31,
1996, respectively............                  2,540           1,561
Inventories.........................           39,011          36,933
Other...............................              607             323

                                             --------        --------
Total current assets................           76,084          69,811

Property and equipment, at cost:
Land................................            8,072           7,159
Building and improvements...........           10,804          10,195
Leasehold improvements..............           10,202           6,546
Fixtures and equipment..............            7,846           5,840
Transportation equipment............              467             438
Construction in progress............              694             134
                                             --------        --------
                                               38,085          30,312
Less - accumulated depreciation
       and amortization.............          (9,350)         (7,239)
                                             --------        --------
Total property and equipment, net...           28,735          23,073

Other assets:
Deferred income taxes...............            5,702           5,702
Deposits............................              231             246
Other...............................              275               0
Receivable from affiliated entity...              165             165
                                             --------        --------
                                                6,373           6,113

                                             --------        --------
Total assets........................         $111,192         $98,997
                                             ========        ========

The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                               Balance Sheets
                           (Amounts In Thousands)




                                             September  30,    December 31,
                                                  1997             1996
                                               (Unaudited)
                                               ----------       ----------
Liabilities and Shareholders' Equity

Current liabilities:
Current portion of capital
  lease obligation.......................               $691            $656
Accounts payable.........................              6,448           6,577
Accrued expenses:
  Payroll and payroll related............                667           1,086
  Sales tax..............................                846           1,056
  Liability for claims...................                547             706
  Other..................................                 88              34
  Workers' compensation..................                770             771
  Income taxes payable...................                  -             103
                                                    --------        --------
Total current liabilities................             10,057          10,989

Long-term liabilities:
Deferred rent............................              1,325           1,294
Accrued interest on capitalized lease
obligation...............................              1,927           1,500
Capital lease obligation, net of
  Current portion........................              8,186           8,709
                                                    --------        --------
                                                      11,438          11,503

Commitments and contingencies............                  -               -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none..........                  -               -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 14,851,750
  shares at September 30, 1997 and
  14,816,635 shares at December 31, 1996.             65,751          65,354
  Retained earnings......................             23,946          11,151
                                                    --------        --------
Total shareholders' equity...............             89,697          76,505
                                                    --------        --------
Total liabilities and shareholders' equity          $111,192         $98,997
                                                    ========        ========

The accompanying notes are an integral part of these balance sheets.

                        99 Cents Only Stores
                        Statements of Income
                            (Unaudited)
       (Amounts In Thousands Except Earnings Per Share Data)
                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,

                                           1997           1996            1997            1996
                                         --------       --------        --------        --------
Net sales:
99 Cents Only Stores................        $46,991        $35,211          128,726         101,603
Bargain Wholesale...................         11,995         10,173           34,818          29,230
                                           --------       --------         --------        --------
Net sales...........................         58,986         45,384          163,544         130,833
Cost of sales.......................         37,794         29,266          105,623          86,315
                                           --------       --------         --------        --------
Gross profit........................         21,192         16,118           57,921          44,518
Selling, general and
  administrative expenses...........         13,313         10,334           36,800          29,007
                                           --------       --------         --------        --------
Operating income....................          7,879          5,784           21,121          15,511

Interest income (expense), net......            218            242              513            (10)
                                           --------       --------         --------        --------
Income before provision for
  Income taxes......................          8,097          6,026           21,634          15,501
Provision for income taxes:
                    Historical......          3,347          2,474            8,839
                    Pro forma.......       --------       --------         --------           6,355
                                                                                           --------
Net income:
                    Historical......         $4,750         $3,552          $12,795
                    Pro forma.......       ========       ========         ========          $9,146
                                                                                           ========
Earnings per share:
                    Historical......          $0.31          $0.24            $0.85
                    Pro forma.......          =====          =====            =====           $0.66
                                                                                              =====
Weighted average number of common
  Shares outstanding:
                    Historical......         15,259         14,922           15,107
                    Pro forma.......       ========       ========         ========          13,809
                                                                                           ========

The accompanying notes are an integral part of these statements.

                            99 Cents Only Stores
                          Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                         Nine Months Ended
                                                           September 30,
                                                         1997        1996
                                                       --------    --------
Cash flows from operating activities:
Net income (Note 4)................................      $12,795     $15,958
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
Provision for doubtful accounts....................            -          41
Depreciation and amortization......................        2,111       1,460
Loss on disposition of property and equipment......            -          16
Provision (benefit) for deferred income taxes......            -     (4,547)

Changes in asset and liabilities
  associated with operating activities:
Accounts receivable................................        (979)       (878)
Short-term investments.............................      (1,968)    (29,870)
Inventories........................................      (2,078)       (979)
Other assets.......................................        (559)       (136)
Deposits...........................................           15           -
Accounts payable...................................        (129)       (884)
Accrued expenses...................................        (600)       (389)
Workers' compensation..............................          (2)          97
Income taxes payable...............................        (237)       1,964
Deferred rent......................................           32          50
Accrued interest...................................          427         398
                                                        --------    --------
Net cash provided by (used in) operating activities        8,828   ($17,699)

Cash flows from investing activities:
Purchase of property and equipment.................      (7,774)     (3,852)
                                                        --------    --------
Net cash used in investing activities..............     ($7,774)    ($3,852)

Cash flows from financing activities:
Payments of capital lease obligation...............        (488)       (454)
Net proceeds from exercise of stock options........          397           -
Net proceeds from initial public offering..........            -      65,327
Payments of notes payable to shareholders'.........            -    (35,363)
Payment of dividend payable........................            -     (4,586)
Distributions to shareholders......................            -     (5,000)
                                                        --------    --------
Net cash provided by (used in) financing activities      ($  91)      19,924
Net increase/(Decrease) in cash....................          963    ($1,627)
Cash, beginning of period..........................        3,375       3,057
                                                        --------    --------
Cash, end of period................................       $4,338      $1,430
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

Under SFAS 109, deferred income tax assets or liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the current enacted marginal income tax rate in effect. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the nine months period ended September 30, 1997 the provision for income taxes was based upon a combined federal and state tax rate of approximately 41 percent, offset by the impact of various tax credits.

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

Historical per share data are presented for three months and Pro forma per share data are presented for the nine months period ended September 30, 1996 and historical per share data are presented for the three months and nine months period ended September 30, 1997, in the accompanying statements of income. The number of common shares issuable due to options granted during the twelve months preceding the Company's public offering are included in the calculation of shares outstanding using the treasury stock method from the beginning of all periods presented.

4. CHANGE IN TAX STATUS/INCOME TAX PROVISION

As discussed in note 3 above, effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company for the period January 1, 1996 through April 30, 1996 are based on S corporation tax rates. The Company was subject to C corporation tax rate thereafter.


The historical provision (benefit) for income taxes and resulting historical net income, based on S corporation and C corporation tax rates as discussed above and including the effect of the increase in the tax deferred asset as discussed above, for the nine months period ended September 30, 1996 follows:

                                            Nine Months
                                           Period Ended
                                        September 30, 1996

Income before provision (benefit)
   For income taxes                                 $15,501

Historical provision (benefit) for
   Income taxes:
   During period as an S corporation                     75
   During period as a  C corporation                  4,038
   Change in tax status                             (4,570)
                                                   --------
                                                    ($ 457)
                                                   --------
   Historical net income                            $15,958
                                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99 Cents Only Stores is a leading deep-discount retailer of consumable general merchandise at a single price point. The Company has been engaged, since 1976, in the purchase and sale of name brand, close-out and regularly available general merchandise. Since that time, the Company has distributed its merchandise on a wholesale basis through its Bargain Wholesale division. In 1982, the Company opened the first of its 99 Cents Only Stores and as of the date of this form 10-Q operates a chain of 51, 99 Cents Only Stores. The Company's growth has primarily come from new store openings and growth in its Bargain Wholesale division. Sales generated from the 99 Cents Only Stores were 80% of total revenues for the quarter ended September 30, 1997.

The Company opened three 99 Cents Only Stores in the third quarter ended September 30, 1997 bringing the total new stores opened in the first nine months of 1997 to eight. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small increases in operating expenses. The wholesale business has expanded its marketing efforts to target new trade classes and distribution channels.


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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

NET SALES: Net sales increased $13.6 million, or 30.0%, to $59.0 million in the 1997 period from $45.4 million in the 1996 period. 99 Cents Only Stores net sales increased approximately $11.8 million, or 33.5%, to $47.0 million in the 1997 period from $35.2 million in the 1996 period, and Bargain Wholesale net sales increased approximately $1.8 million, or 17.9%, to $12.0 million in the 1997 period from $10.2 million in the 1996 period. The increase in 99 Cents Only Stores net sales was attributable to the positive effect of 3 new stores opened in the third quarter of 1997, 3 new stores opened in the second quarter of 1997, 2 new stores opened in the first quarter of 1997. The full effect of 3 new store opened in the third quarter of 1996 and 2 in the fourth quarter of 1996 and a 1.5% increase in comparable same store sales in the 1997 period from the 1996 period. Comparable store sales were impacted by new store openings within a 3 mile radius of existing stores. The increase in Bargain Wholesale net sales was primarily attributable to a continued increased focus on marketing efforts targeting new trade classes and distribution channels.

GROSS PROFIT: Gross profit increased approximately $5.1 million, or 31.5%, to $21.2 million in the 1997 period from $16.1 million in the 1996 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 35.9% in the 1997 period from 35.5% in the 1996 period. The 0.4% point increase in the gross profit margin is due to merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $3.0 million, or 28.8%, to 13.3 million in 1997 period from $10.3 million in 1996 period. This was primarily due to increased costs associated with new store growth. As a result of higher net sales in the 1997 period, SG&A decreased as a percentage of net sales from 22.8% in 1996 to 22.6% in 1997.

OPERATING INCOME: As a result of the items discussed above, operating income increased $2.1 million, or 36.2%, to $7.9 million in 1997 from $5.8 million in 1996. The operating margin increased to 13.4% of sales in 1997 compared to 12.7% in 1996.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1997 and 1996 was due to interest earned on short-term marketable securities. During 1997 and 1996, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended September 30, 1997, was $3.3 million in 1997 compared to $2.5 million in 1996. The effective rates of the historical and pro forma provision for income taxes was approximately 40.7% in 1997 and 41.7% in 1996. The change in the effective rate in 1997 from 1996 results from the benefit of available tax credits.

NET INCOME: As a result of the items discussed above, net income increased $1.2 million, or 33.7% to $4.8 million in 1997 from $3.6 million in the 1996 period. Net income as a percentage of sales increased to 8.1% in 1997 from 7.8% in the 1996 period.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

NET SALES: Net sales increased $32.7 million, or 25.0%, to $163.5 million in the 1997 period from $130.8 million in the 1996 period. 99 Cents Only Stores net sales increased approximately $27.1 million, or 26.7%, to $128.7 million in the 1997 period from $101.6 million in the 1996 period, and Bargain Wholesale net sales increased approximately $5.6 million, or 19.1%, to $34.8 million in the 1997 period from $29.2 million in the 1996 period. The increase in 99 Cents Only Stores net sales was attributable to the positive effect of 8 new stores opened in the first nine months of 1997, the full effect of 3 new store openings in the third quarter of 1996 and 2 in the fourth quarter of 1996 and a 1.5% increase in comparable store net sales in the 1997 period from the 1996 period. Comparable store sales were impacted by new store openings within a 3 mile radius of existing stores. The increase in Bargain Wholesale net sales was primarily attributable to a continued increased focus on marketing efforts targeting new trade classes and distribution channels.

GROSS PROFIT: Gross profit increased $13.4 million, or 30.1%, to $57.9 million in the 1997 period from $44.5 million in the 1996 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 35.4% in the 1997 period from 34.0% in the 1996 period. The 1.4% point increase in the gross profit margin is due to merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $7.8 million, or 26.9%, from $29.0 million in 1996 to $36.8 million in the 1997 period. This was primarily due to increased costs associated with new store growth. As a result SG&A increased as a percentage of net sales from 22.2% in 1996 to 22.5% in 1997.

OPERATING INCOME: As a result of the items discussed above, operating income increased $5.6 million, or 36.2%, to $21.1 million in 1997 from $15.5 million in 1996. The operating margin increased to 12.9% of sales in 1997 compared to 11.9% in 1996.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1997 and 1996 was due to interest earned on short-term marketable securities. During 1997 and 1996, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes for the nine months ended September 30, 1997 was $8.8 million in 1997 compared to a pro forma provision of $6.4 million in 1996. The increase results primarily from the increase in taxable earnings. The effective rate of the historical and pro forma provision for income taxes was approximately 40.7% in 1997 and 41.0% in 1996. The change in the effective rate in 1997 from 1996 results from the benefit of available tax credits.

NET INCOME: As a result of the items discussed above, net income increased $3.6 million, or 39.9% to $12.8 million in 1997 from $9.1 million in the 1996 period. Net income increased to 7.8% of net sales from 7.0% in the 1996 period.

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

In May 1996, the Company completed its initial public offering (see Note 2 above). The Company is using the net proceeds for the expansion of its retail operations, and for general corporate purposes. Since the offering, the Company has opened 15 new stores. At September 30, 1997 the Company had purchased the land and buildings for 3 of the locations. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investments grade securities.

During the nine months ended September 30, 1997 and 1996, net cash provided by (used in) operations was $8.8 million and ($17.7) million respectively. Inventories increased $2.1 million in 1997 and increased $1.0 million in 1996. Receivables increased $1.0 million, in 1997 and $0.9 in 1996 respectively. Accounts payable was reduced $0.1 million in 1997 and $0.9 million in 1996. Current income taxes payable decreased $0.2 million in 1997 and increased $2.0 million in 1996. The increase in 1996 is as a result of the change in corporate tax status to a C corporation. In the third quarter of 1997, the Company also reinvested $0.5 million of interest earned on marketable securities. Net cash used in investing activities was $7.8 million in 1997, consisting of expenditures for property and equipment. In 1996, cash flow from investing activities consisted of $3.9 million used for capital expenditures. In 1997, net cash used in financing activities of $0.1 million included $0.5 for payments on the capitalized warehouse lease, this was offset by $0.4 of proceeds from the exercise of stock options. In 1996, net cash provided by financing activities was $20.0 million. These funds represented the net proceeds of the initial public offering in May 1996 of $65.3 million. The Company used approximately $39.9 million to pay notes payable and dividends payable declared to existing shareholders in connection with the Company's undistributed Subchapter S taxable earnings (see Notes 3 and 4).

The Company has a $7.0 million bank line of credit facility bearing interest at the bank's prime rate. Under terms of the facility, the Company must comply with one financial covenant, the ratio of total liabilities to tangible net worth. As of September 30, 1997, the Company was in compliance with this covenant and there were no amounts outstanding on the line of credit.

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

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                 None

EXHIBITS.
     (a) EXHIBIT 11.1 Statement Regarding Computation of Per Share Earnings
     (b) EXHIBIT 27.1 Financial Data Schedule

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS ONLY STORES


Date: October 30, 1997                            /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Vice President Finance

                                                       Exhibit 11.1



                            99 Cents Only Stores
                     Statement Regarding Computation of
                             Per Share Earnings
                           (Amounts in thousands)




                                    Three Months Ended    Nine Months Ended
                                        September 30,       September 30,
                                             1997                1997
                                           -------             -------

Net Income                                  $4,750             $12,795
                                           =======             =======
Common Stock:
    Shares outstanding from
      Beginning of period                   14,830              14,817

    Exercise of Employee Stock Options          21                  35

    Common Stock Equivalents                   408                 255
                                           -------             -------
    Weighted Average number of common
      shares outstanding                    15,259              15,107
                                           =======             =======
Earnings per common share                    $0.31               $0.85
                                           =======             =======

                    EXHIBIT 27.1



<PERIOD TYPE>                           3-mos
<FISCAL YEAR END>                 Dec 31 1997
<PERIOD START>                   Jan  01 1997
<PERIOD END>                     Sep  30 1997
[CASH]                                  4,338
[SECURITIES]                           29,588
[RECEIVABLES]                           2,540
[ALLOWANCES]                             (183)
[INVENTORY]                            39,011
<CURRENT ASSETS>                       76,084
[PP&E]                                 38,085
[DEPRECIATION]                         (9,350)
<TOTAL ASSETS>                        111,192
<CURRENT LIABILITIES>                  10,057
[BONDS]                                     0
<PREFERRED MANDATORY>                       0
[PREFERRED]                                 0
[COMMON]                               65,751
<OTHER SE>                             23,946 <FN 1>
<TOTAL LIABILITY AND EQUITY>          111,192
[SALES]                               163,544
<TOTAL REVENUE>                       163,544
[CGS]                                  37,794
<TOTAL COSTS>                          13,313
<OTHER EXPENSES>                            0
<LOSS PROVISION>                            0
<INTEREST EXPENSE>                         45
<INCOME PRE TAX>                        8,097
<INCOME TAX>                            3,347
<INCOME CONTINUING>                     4,750
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                   0
<NET INCOME>                            4,750
<EPS PRIMARY>                            0.31
<EPS DILUTED>                            0.31
< /TABLE>
<FN1> Retained Earnings