Form 10-K405
period 1997-12-31
99 CENTS ONLY STORE
filed 1998-03-31
CIK 1011290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735
                            ------------------------
                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-2411605
        (State or other Jurisdiction         (I.R.S. Employer Identification
     of Incorporation or Organization)                    No.)

         4000 UNION PACIFIC AVENUE,                       90023
        CITY OF COMMERCE, CALIFORNIA                   (zip code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (213) 980-8145

          Securities registered pursuant to Section 12(b) of the Act:

           COMMON STOCK, NO PAR VALUE          NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 26, 1998 was $229,772,484 based on a $37.50 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

    Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.

    Common Stock, No Par Value, 18,578,060 Shares as of March 26, 1998

    Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for the 1998 Annual Shareholders meeting.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              99 CENTS ONLY STORES
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         Part I
Item 1.     Business.......................................................................................           3

Item 2.     Properties.....................................................................................          14

Item 3.     Legal Proceedings..............................................................................          15

Item 4.     Submission of Matters to a Vote of Security Holders............................................          15

                                                        Part II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters...........................          15

Item 6.     Selected Financial Data........................................................................          16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          18

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          31

Item 8.     Financial Statements and Supplementary Data....................................................          32

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........
                                                                                                                     64

                                                        Part III

Item 10.    Directors and Executive Officers of the Registrant.............................................          64

Item 11.    Executive Compensation.........................................................................          64

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          64

Item 13.    Certain Relationships and Related Transactions.................................................          64

                                                        Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          64

                                     PART I

ITEM 1. BUSINESS

   99 CENTS Only Stores is a leading deep-discount retailer of primarily name-brand, consumable general merchandise at an affordable, single price point of 99 CENTS. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 1997, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. The Company provides customers significant value on their everyday household needs and an exciting shopping experience in customer-service-oriented stores which are attractively merchandised, brightly lit and well-maintained. The Company believes that its name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles. The Company believes its format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales. The Company's 54 existing 99 CENTS Only Stores are located in Southern California and have an average size of approximately 15,000 square feet. The Company's 99 CENTS Only Stores generated average net sales per estimated saleable square foot of $354, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $3.8 million in 1997.

    The Company opened its first 99 CENTS Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which is one of the fastest growing retail sectors in the United States. The Company significantly increased its rate of store expansion following its initial public offering in May 1996, expanding its 99 CENTS Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 53 stores and 631,500 estimated saleable square feet at December 31, 1997, representing a compound annual growth rate ("CAGR") of 21% and 38%, respectively. The Company believes that its attractive store-level economics facilitates its expansion. Historically, the Company's 99 CENTS Only Stores have been profitable within their first year of operation. In the first quarter of 1998, the Company opened two stores (including one relocation), and plans to open an additional 11 stores (including one relocation) during the remainder of the year. The Company intends to continue its planned store expansion over the next several years at a targeted growth rate of approximately 20% per year. The Company estimates that the Southern California market has the potential for over 150 additional
99 CENTS Only Stores.

    The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery store chains and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale enables the Company to sell merchandise at prices other than 99 CENTS, providing the Company greater flexibility in inventory management. Bargain Wholesale represented 19.4% of the Company's net sales in 1997.

INDUSTRY

    The Company participates primarily in the deep-discount retail industry, which is distinguished from other retail formats by the purchase of close-out and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. This results in a continually changing selection of specific brands of products. The deep-discount retail industry is one of the fastest growing retail sectors in the United States.

    The sale of close-out or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. Close-out or special-situation merchandise becomes available for a variety of reasons, including a manufacturer's over-production, discontinuance due to a change in style, color, size, formulation or packaging, the inability to move merchandise effectively through regular channels, reduction of excess seasonal inventory, discontinuation of test-marketed items and the financial needs of the manufacturer.

    Many deep-discount retailers also sell merchandise that can be purchased from a manufacturer or wholesaler on a regular basis. Although this merchandise can usually be purchased at less than original wholesale and sold below normal retail, the discount, if any, is generally less than with close-out merchandise. Deep-discount retailers sell regularly available merchandise to ensure a degree of consistency in their product offerings and to establish themselves as a reliable source of basic goods.

BUSINESS STRATEGY

    The Company's goal is to continue to provide significant value to its customers on a wide variety of consumable merchandise in an exciting store environment. The Company's strategies to achieve this goal include the following:

    FOCUS ON "NAME-BRAND" CONSUMABLES. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 CENTS. During 1997, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.

    BROAD SELECTION OF REGULARLY AVAILABLE MERCHANDISE. The Company's 99 CENTS Only Stores offer consumer items in each of the following staple product categories: food and beverages, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company added a deli and frozen food section in its stores in the second and third quarters of 1997. The Company ensures that its merchandise offering is complete by supplementing its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop 99 CENTS Only Stores for their everyday household needs, leading to a high frequency of customer visits.

    ATTRACTIVELY MERCHANDISED AND WELL-MAINTAINED STORES. The Company strives to provide its customers an exciting shopping experience in customer-service-oriented stores which are attractively merchandised, brightly lit and well-maintained. The Company's 99 CENTS Only Stores are merchandised and laid out in a "supermarket" format with items in the same category grouped together. In addition, the shelves are restocked as needed during the day. By offering merchandise in an attractive, convenient and familiar environment, the Company believes its stores appeal to a wide demographic of customers.

    STRONG LONG-TERM SUPPLIER RELATIONSHIPS. The Company believes that it has developed a reputation as a leading purchaser of name-brand, reorderable and close-out merchandise at discount prices through its ability to make immediate buying decisions, experienced buying staff, willingness to take on large volume purchases and take possession of merchandise immediately, ability to pay cash or accept abbreviated credit terms, reputation for prompt payment, commitment to honor all issued purchase orders and willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. Additionally, the Company believes its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

    COMPLEMENTARY BARGAIN WHOLESALE OPERATIONS. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's wholesale division grew from $30.3 million in 1995 to $44.8 million in 1997, primarily due to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company opened showrooms in New York City in February 1997 and Chicago in February 1998 to support its Bargain Wholesale operation.

    ADHERENCE TO DISCIPLINED COST CONTROLS AND SAVVY PURCHASING. The Company is able to provide its customers with significant value while maintaining strong operating margins through an adherence to a disciplined cost control program. The Company purchases merchandise at substantially discounted prices as a result of its buyers' knowledge, experience and negotiating ability and its established reputation among its suppliers. The Company applies this same approach to its relationships with other vendors and strives to maintain a lean operating environment focused on increasing net income. Operating expenses as a percentage of net sales have declined from 25.3% in 1993 to 21.6% in 1997.

    FOCUS ON LARGER STORES IN CONVENIENT LOCATIONS. The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 CENTS Only Stores or co-anchored with a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. None of the Company's stores is located in an indoor shopping mall or small strip center. The Company's 54 existing 99 CENTS Only Stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 24 new stores that average over 19,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 CENTS Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual net sales per store and operating income typically achieved by these stores.

    EXPERIENCED MANAGEMENT TEAM AND DEPTH OF EMPLOYEE OPTION GRANTS. 99 CENTS Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores that significantly contributes to the success of the Company and its operations. Accordingly, all members of management of the Company (other than David Gold, the Company's Chief Executive Officer and Sherry Gold, Bargain Wholesale's cash and carry operations manager) and all employees (part-time or full-time) with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 1997, the Company's employees (other than executive officers) held options to purchase an aggregate of 1,057,360 shares, or over 5% of the fully-diluted shares of Common Stock outstanding.

GROWTH STRATEGY

    Management believes that future growth will primarily result from new store openings facilitated by the following:

    SOUTHERN CALIFORNIA HAS SIGNIFICANT POTENTIAL FOR GROWTH. By continuing to focus 99 CENTS Only Store openings in Southern California for the immediate future, the Company can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company's growth strategy in Southern California will focus on opening locations in existing markets as well as expanding into markets adjacent to those currently served. The Company expects to open its first 99 CENTS Only Store in San Diego County in the second quarter of 1998. The Company has plans for at least 13 new stores, including two relocations, in 1998 (a net increase of 21%), all in the Southern California area. As of March 31, 1998, the Company had opened two new stores, including a relocation, and secured sites for five additional store locations. The Company intends to continue its planned store expansion over the next several years at a targeted rate of approximately 20% per year. The Company estimates that the Southern California market has the potential for over 150 additional 99 CENTS Only Stores.

    PORTABLE FORMAT FACILITATES GEOGRAPHIC EXPANSION. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. The Company expects to explore the potential for geographic expansion as opportunities present themselves in the next several years, focusing on developing clusters of stores that can take advantage of local warehouse and distribution facilities.

    ACQUISITIONS. The Company considers acquisition opportunities as they are presented to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions. In February 1998, the Company announced its intention to acquire Universal International, Inc. ("Universal") and Odd's-N-End's, Inc. ("Odd's-N-End's"). See "Recent Developments."

RECENT DEVELOPMENTS

    In November 1997, the Company acquired approximately 48% of the common stock of Universal for $4 million in cash and merchandise. Universal owns approximately 41% of the outstanding common stock of its consolidated subsidiary, Odd's-N-End's. Together, Universal and Odd's-N-End's own and operate 44 Only Deals stores in Minnesota and the surrounding upper Midwest region, 22 Odd's-N-End's stores in upstate New York and eight Only Deals stores in Texas. These stores are deep discount retail stores offering primarily close-out merchandise featuring a broad range of general household items at multiple price points. Universal sells about one-half of the items it offers for $1.00 or less. In 1997, Universal had consolidated net sales, operating loss and net loss from continuing operations of $68.7 million, $6.0 million and $7.4 million, respectively.

    In February 1998, the Company announced its intention to acquire the balance of the Universal and Odd's-N-End's shares. The Company intends to acquire the Universal shares pursuant to an exchange offer in which it will offer to exchange one share of the Company's Common Stock for each 16 outstanding shares of Universal common stock for an aggregate of approximately 305,800 shares of Company Common Stock. The Company intends to acquire the balance of the Odd's-N-End's shares in a merger for an aggregate consideration of approximately $830,000 cash. Universal currently has a note receivable due from Odd's-N-End's of approximately $8.7 million. The Company intends to file with the Securities and Exchange Commission definitive tender offer and proxy documents necessary to consummate the Universal Exchange Offer and Odd's-N-End's Merger in early April 1998. The Universal Exchange Offer and Odd's-N-End's Merger are subject to the approval by the stockholders of Universal and Odd's-N-End's and other customary closing conditions. Assuming satisfaction of all conditions, the Universal Exchange Offer and Odd's-N-End's Merger are expected to be consummated at the end of the second quarter of 1998.

    On March 31, 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission covering a public offering of an aggregate of 3,500,000 shares of Common Stock (4,025,000 shares if the underwriters' over-allotment option is exercised in full). Of the shares to be offered, the Company is offering to sell 750,000 newly issued shares (862,500 shares if the underwriters' over-allotment option is exercised in full). If consummated as proposed, the net proceeds of the offering to the Company will vary depending upon market conditions at the time of the offering, but are currently estimated to be approximately $27.0 million. The Company will not receive any of the net proceeds from the sale of shares by the selling shareholders. The Company intends to use approximately $17 million of the net proceeds to retire certain liabilities of Universal. The remaining net proceeds will be used for store expansion and working capital. There can be no assurance that the offering will actually be consummated.

    The Company's investment in Universal in November 1997 was motivated by an opportunity to apply the Company's core competencies to two under-performing retail chains which the Company believes have significant upside potential. Universal's strengths include its many attractive store locations, strong trade name identity and inventory of first-quality, close-out merchandise. In addition, Universal has built a strong management team led by its Chief Executive Officer, Richard Ennen, who was hired in September 1996 as Vice President of Merchandising and assumed his current position in February 1998, and a solid corporate infrastructure and operating systems. The Company believes Universal's historical performance has been impaired by a lack of capital, which has limited its access to merchandise and its ability to purchase merchandise at attractive prices, a failure to focus attention on store merchandising and layout to create an attractive store environment and a failure to identify and take advantage of cost saving opportunities. In addition, Universal's historical performance has been adversely impacted by a wholesale business and inventory appraisal and consulting service which were discontinued in 1997.

    Since the Company acquired its 48% interest in Universal in November 1997, Universal has appointed Richard Ennen its new Chief Executive Officer, gained greater access to name-brand, close-out and regularly available goods, implemented more savvy purchasing procedures, and developed and begun to implement a new merchandising program that places greater emphasis on consumables and focuses on attractive, convenient store layouts. Further, Universal has determined to close two unprofitable stores and has completed the consolidation of its three warehouse and distribution facilities into a single facility. In addition, Universal has identified several areas for cost savings, including freight, supplies and advertising. Universal introduced its new merchandising program into one store in late January 1998 with positive initial results and has expanded its reach to include two additional stores in February and March 1998. The new merchandising program is expected to be implemented in all stores by the end of the second quarter of 1998. The full effect of the measures discussed above are not expected to be reflected in Universal's results of operations until the third and fourth quarters of 1998. The Company believes that its strong reputation among suppliers and the depth of its operating experience in the deep-discount industry has contributed to these changes. The Company and Universal continue to review Universal's operations to identify other opportunities for cost savings and improvements to operations. In addition, the Company and Universal are reviewing less profitable stores to determine whether any should be relocated or closed.

    In light of Universal's on-going capital requirements, insights gained by the Company's management into Universal's operations and the opportunities the Company's management believes exist for operating synergies, the Company has determined to acquire the balance of the Universal and Odd's-N-End's shares. Universal's Only Deals and Odd's-N-End's stores will provide the Company a retail channel for merchandise at prices other than the Company's single price point and will enable the Company to increase the volume of merchandise sold by it. The Company believes that this greater distribution capability will provide the Company an opportunity to strengthen its relationship with its suppliers, increase the Company's exposure to opportunistic buying opportunities, allow the Company to capture a wider range of merchandise and enable the Company to take greater advantage of volume discounts. Further, the acquisitions allow the Company to diversify its geographic presence and provide the Company valuable experience in other merchandising formats. This geographic presence could serve as a basis for launching the Company's 99 CENTS Only Stores retail format into these regions in future periods. The Company believes further opportunities exist for improving store level economics. In addition, it is anticipated that the acquisition will provide the combined businesses with opportunities to realize the efficiencies and synergies available by operating on a cooperative basis which include economies of scale in purchasing, freight, retail expenses, insurance, marketing, advertising, human resources and administration. It is estimated that, had the companies been combined in 1997, the cost savings during the year would have approximated $5.0 million. However there can be no assurances that all of these savings could or would be realized. See "Item 7--Risk Factors--Pending Acquisitions."

99 CENTS ONLY STORES--RETAIL OPERATIONS

    The Company's 99 CENTS Only Stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of first-quality, close-out merchandise, generally at a significant discount from normal retail. All merchandise is sold in the Company's retail stores for 99 CENTS per item or two or more items for 99 CENTS. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumables that can be purchased for 99 CENTS.

    The following table sets forth relevant information with respect to the growth of the Company's existing 99 CENTS Only Store operations (amounts in thousands, except sales per square foot):

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1993       1994       1995       1996       1997
                                                    ---------  ---------  ---------  ---------  ---------
99 CENTS Only Stores net sales....................  $ 101,828  $ 110,724  $ 121,998  $ 143,163  $ 186,024
Annual net sales growth rate......................       6.2%       8.7%      10.2%      17.3%      29.9%
Store count at beginning of year..................         30         31         34         36         43
New stores........................................          1          4          4          8         10
Stores closed.....................................          0          1(a)         2(b)         1(b)         0
Store count at year end...........................         31         34         36         43         53
Average net sales per store open the full
  year(c).........................................  $   3,349  $   3,267  $   3,467  $   3,667  $   3,750
Estimated saleable square footage at year end.....    269,000    293,000    332,100    455,200    631,500
Average net sales per estimated saleable square
  foot(c).........................................  $     388  $     396  $     397  $     389  $     354
Change in comparable stores net sales(d)..........     (3.5)%     (1.4)%     (0.2)%       2.8%       1.5%

       -----------------------------------------------

       (a) Store closed September 1994 due to fire.

       (b) Stores closed due to relocation to larger nearby site.

       (c) For stores open for the entire fiscal year.

       (d) For the years 1993-1996 change in comparable stores net sales compares net sales for stores open for the entire two years compared. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.

    MERCHANDISING. The Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the Company. The Company believes that the success of its 99 CENTS Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retail elsewhere from $1.19 to $9.99, for only 99 CENTS per item or group of items. Each store typically carries over five thousand different stock keeping units ("SKUs"). The merchandise sold in the Company's stores primarily consists of a wide variety of basic consumer items including beverages and food, health and beauty aids and household products (cleaning supplies, paper goods, etc.). The stores also carry housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal, baby products and toys, giftware, pet products and clothing. In the second and third quarters of 1997, the Company added a deli and frozen foods section to each store.

    While 99 CENTS Only Stores regularly carry a variety of basic household consumer items, the stores differ from typical discount retail stores in that they do not continuously stock complete lines of merchandise. Although a majority of the merchandise purchased by the Company is available for reorder, the mix of specific brands of merchandise frequently changes, depending upon the availability of close-out and other special-situation merchandise at suitable prices. Since commencing its close-out purchasing strategy in 1976, the Company has not experienced difficulty in obtaining name-brand close-outs as well as reorderable merchandise at attractive prices. Management believes that continuously changing specific name-brands found in its stores from one week to the next encourages impulse and larger volume purchases, results in customers shopping more frequently and helps to create a sense of urgency, awareness and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific items that may be purchased by a single consumer.

    The Company targets value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit or debit card. The Company's stores do not accept checks or manufacturers' coupons. The Company's stores are open every day with opening hours designated to meet the needs of family consumers. The Company advertises that its stores are open "9:00 a.m. to 9:00 p.m., 9 days a week."

    STORE SIZE, LAYOUT AND LOCATIONS. The Company's 54 existing 99 CENTS Only Stores are located in Southern California and average over 15,000 gross square feet. Since January 1, 1995, the Company has opened 24 new stores (including two relocations in 1995, one in 1996 and one in 1998) that average over 19,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 CENTS Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores.

    The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 CENTS Only Stores, a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. None of the Company's stores is located in an indoor shopping mall or small strip center. The stores are located primarily in densely populated, demographically diverse neighborhoods. The Company's 54 existing 99 CENTS Only Stores are located in three counties: 46 in Los Angeles County, five in Orange County and three in San Bernardino County.

    The Company's stores are attractively merchandised, brightly lit, well-maintained, "destination" locations. The layout of each of the Company's
99 CENTS Only Stores is customized to the actual size and configuration of the individual location. The interior of each store is, however, designed to reflect a uniform format, like a typical supermarket, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows unobstructed visibility throughout the store, distinctive color scheme, interior and exterior signage and customized check-out counters, floors, price tags, shopping carts and shopping bags. The Company emphasizes a strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day, change frequently and often incorporate seasonal themes. The Company believes that due to the continuously changing brand-names, the lower shelving height and the absence of aisle description signs, the typical customer tends to shop the whole store.

    The Company leases 51 of its 54 retail locations. The Company typically seeks leases with an initial five- to ten-year term with one or more five-year options. See "Item 2--Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through the efforts of the Company's real estate department.

    As part of its strategy to expand retail operations, the Company has, at times, opened new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative effect on comparable stores net sales as some customers migrated from the existing store to the close-by larger new store. Except for four relocations to larger, nearby sites and one store closure as a result of a fire, the Company has never closed one of its 99 CENTS Only Stores.

    STORE MANAGEMENT. Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs ten district managers responsible for store operations. Each district manager is responsible for up to seven stores. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the Company's Vice President of Retail Operations. District managers visit each store in their district at least twice a week and focus on the implementation of the Company's policies, operations and merchandising philosophy. District managers also help train store management and assist store management with scheduling. The Vice President of Retail Operations also supervises a cashiers training school located at the Company's corporate offices. Each merchandising supervisor and his crew (usually six to ten experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers are responsible for assessing their respective store's stocking needs and ordering accordingly.

    ADVERTISING. Advertising expenditures were $1.2 million, $1.5 million and $2.0 million for 1995, 1996 and 1997, respectively, or 0.8%, 0.8% and 0.9% of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 CENTS each and nine microwave ovens for 99 CENTS each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. In October 1997, the Company test marketed the use of a direct mail campaign for new customers who are homeowners in more upscale neighborhoods. The Company believes the direct mail campaign has been successful in attracting new customers.

BARGAIN WHOLESALE

    In 1997, Bargain Wholesale sold merchandise to over 999 customers, including other wholesalers, small local retailers, large regional and national retailers and exporters. During 1997, no single customer accounted for more than 3% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its recently opened showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

    The Company's wholesale product line is substantially similar to its retail product line, although the Company has seen strong growth in reorderable and private label merchandise within its wholesale operations. Bargain Wholesale has recently begun a program to provide merchandise for the "dollar" promotional aisles of certain supermarkets and drugstores. The Company offers 15-day payment terms to its Bargain Wholesale customers who meet the Company's credit standards. Customers located abroad, certain smaller customers or others who do not meet the Company's credit standards must pay cash upon pickup or before shipment of merchandise.

    Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional net sales with relatively small incremental increases in operating expenses contributing to strong overall margins for the Company. Bargain Wholesale also allows the Company to purchase goods which it would not otherwise purchase for distribution through its 99 CENTS Only Stores and provides the Company with a channel by which it may distribute merchandise at prices other than 99 CENTS.

    Bargain Wholesale conducts its wholesale operations through its 15,000 square foot product showroom located at the Company's warehouse and distribution facility. In February 1997 and February 1998, Bargain Wholesale opened new showrooms in New York City and Chicago, respectively. The Company's showrooms support Bargain Wholesale's operations.

PURCHASING

    The Company's purchasing department staff consists of eight buyers managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The Company's buyers purchase for both 99 CENTS Only Stores and Bargain Wholesale. The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

    The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 4% of the Company's total purchases in 1997. During 1997, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of three years.

    A significant portion of the merchandise purchased by the Company in 1997 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors that recognize their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of close-out or special-situation merchanidse develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment, (vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation along with its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

    In 1997, reorderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase reorderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of reorderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

    The Company has increased its offering of private label consumer products, which in 1997 represented approximately 8% of the total cost of merchandise sold in 1997. The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation which primarily purchases reorderable merchandise. The Company imports products mainly from Southeast Asia. Merchandise directly imported by the Company accounted for approximately 5% of total merchandise purchased in 1997. The Company primarily imports merchandise in product categories which are not brand sensitive to consumers such as kitchen items, housewares, toys, seasonal products, petcare and hardware.

WAREHOUSING AND DISTRIBUTION

    The Company maintains an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are also located in this facility. The site is located near downtown Los Angeles and has close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The warehouse has 129 dock doors available for receiving or shipping, over 25 dock levers and, new racking with over 10,000 pallet positions. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of 17 tractors and 34 trailers which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically four times a week. Product is delivered to a store the day after the store places a scheduled order. Most of the merchandise is requested by the store in conjunction with the Company's buyers (i.e., ordered by the store manager) as opposed to being determined by the distribution center (i.e., sent by order of the Company's distribution personnel). Approximately 6% of the total cost of merchandise shipped to the stores is delivered directly to the store by vendors. Most of these direct store delivered products are perishable food and beverage items. The Company attempts to optimally utilize its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company believes that its current warehouse and distribution facility will be able to support distribution to approximately 150 additional stores in Southern California. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs. See "Item 7--Risk Factors--Concentration of Operations" and "--Disruptions in Receiving and Distribution."

INFORMATION SYSTEMS

    The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network (LAN) and a separate partially customized inventory control system processed by a Hewlett-Packard RISC-based computer. The Company's inventory management system is designed to track all inventory received at the Company's distribution center and shipped to each 99 CENTS Only Stores location or Bargain Wholesale customer. The Company's systems allow management to monitor inventory and assist store operations. In light of the Company's continuously changing merchandise, single price point and other factors, the Company has determined not to install a point of sale system. The retail order processing system has been designed to expedite the processing of retail store orders for both store and warehouse personnel. Buyers use inventory and historical shipment information to assist in reordering and inventory planning functions. The Company employs an accounts payable and general ledger software package that shares information with the inventory management, order processing and accounts receivable system. The Company has implemented various reporting tools to support the timely generation of financial and managerial reports from the Company's information systems. The Company is in the process of installing personal computers in each 99 CENTS Only Store location for initial use with a popular suite of retail applications purchased in late 1997. The Company is internally referring to this store-level personal computer implementation as its "C.E.N.T.S." system. The first phase of C.E.N.T.S. will include electronic mail, electronic forms and time and attendance modules, scheduled for completion at the end of the second quarter of 1998. The second phase of the C.E.N.T.S. project will include sales forecasting and labor scheduling modules and will be implemented beginning in the third quarter of 1998. Future modules will include daily sales reporting and sales/payroll analysis, and may include certain store-level human resources functions.

    The Company's accounting and management systems are overseen by a director of information systems who manages a staff of five employees. The Company believes that its accounting and management information system and inventory control system adequately provide for its current needs. The Company intends to continue to update and enhance its systems in order to improve capabilities and provide for planned growth. If the Company should experience faster than anticipated growth, the Company may be required to install a new management information or inventory control system or undergo a significant modification of its current systems to accommodate a larger business. The Company has completed an assessment and has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project cost is not anticipated to have a material effect on the results of operations and is scheduled to be completed no later than mid-1999.

COMPETITION

    The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. Industry competitors also include a large number of privately held companies and individuals. In some instances these competitors are also customers of the Company's Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other deep-discount retailers, for the purchase of quality close-out and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company's ability to compete will depend on many factors including the success of its purchase and resale of such merchandise at lower prices than the competition. The Company may face intense competition in the future from new entrants in the deep-discount retail industry, among others, that could have an adverse effect on the Company's business and results of operations.

EMPLOYEES

    At December 31, 1997, the Company had 2,189 employees (1,883 in its retail operation, 206 in its warehouse and distribution facility, 85 in its corporate offices and 15 in its wholesale division), of which approximately 230 are part-time employees. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance and 401(k) benefits to its full time employees. All members of management of the Company (other than David Gold, Chief Executive Officer of the Company, and Sherry Gold, Bargain Wholesale's cash and carry operations manager) and all employees, part-time or full-time, with tenure of more than six months with the Company receive an annual grant of stock options.

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

ENVIRONMENTAL MATTERS

    Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company currently leases 51 of its 54 existing stores, as well as its warehouse and distribution facility (where its executive offices are located). The Company currently intends to exercise an option to purchase the warehouse and distribution facility in December 2000, the end of the lease term. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

ITEM 2. PROPERTIES

    As of March 31, 1998, the Company leased 51 of its 54 store locations. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold Family. See "Item 7--Risk Factors--Affiliate Transactions."

    Management believes that the Company's stable operating history, excellent credit history and ability to generate substantial customer traffic give the Company significant leverage when negotiating lease terms. Most of the Company's leases provide for fixed rents, subject to periodic adjustments. Certain of the Company's store leases contain provisions that grant the Company a right of first refusal to acquire the subject site.

    The following table sets forth, as of the date of this filing, information relating to the expiration dates of the Company's current 99 CENTS Only Stores leases assuming the exercise of all options to extend:

  EXPIRING        EXPIRING         EXPIRING        EXPIRING 2004
    1998          1999-2000        2001-2003        AND BEYOND
-------------  ---------------  ---------------  -----------------
        7(a)              0                2                42

    ----------------------------

     (a)  Includes six stores leased on a month to month basis.

    The Company has purchased three locations, one opened in each of November 1996, February 1997 and November 1997. The Company may also purchase other locations in the future.

    The Company leases its warehouse and distribution facility. The Company's executive offices are also located in this facility. In December 1993, the Company entered into a seven year triple net lease agreement with a purchase option, which is accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty-four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. The Company has the option to purchase the property for $10.5 million at the end of the lease and the Company currently intends to exercise the option. If the Company does not exercise the purchase option, the Company will be subject to a $7.6 million penalty.

ITEM 3. LEGAL PROCEEDINGS

    The Company is periodically subject to legal actions which arise in the ordinary course of its business. The Company does not believe that any pending action is material to its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. The Common Stock was not publicly traded prior to the Company's initial public offering on May 23, 1996. All stock prices have been restated to reflect a five-for-four stock split effected in the form of a stock dividend which was paid on December 1, 1997.

                                                                                           PRICE RANGE
                                                                                       --------------------
                                                                                         HIGH        LOW
                                                                                       ---------  ---------
1996:
  Second Quarter (from May 23, 1996).................................................  $   12.70  $   10.91
  Third Quarter......................................................................      12.20      10.50
  Fourth Quarter.....................................................................      13.91      10.70

1997:
  First Quarter......................................................................  $   16.09  $   12.80
  Second Quarter.....................................................................      24.09      15.50
  Third Quarter......................................................................      27.59      21.60
  Fourth Quarter.....................................................................      30.56      25.60

1998:
  First Quarter (through March 26, 1998).............................................  $   39.50  $   27.00

    The closing price as reported on March 26, 1998 on the New York Stock Exchange is set forth on the cover page of this Prospectus. As of March 26, 1998, the Company had approximately 3,100 holders of record of the Common Stock.

    The Company has not paid any cash dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its development and expansion and therefore does not anticipate the payment of any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for each of the three years ended December 31, 1995, 1996, and 1997, and the balance sheet data as of December 31, 1996 and 1997 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The selected statements of operations data for the years ended December 31, 1993 and 1994, and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from financial statements audited by Arthur Andersen LLP not included herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                                                       YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                          1993       1994       1995       1996       1997
                                                        ---------  ---------  ---------  ---------  ---------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING
                                                                                DATA)
STATEMENT OF OPERATIONS DATA:
Net sales:
  99 CENTS Only Stores................................  $ 101,828  $ 110,724  $ 121,998  $ 143,163  $ 186,024
  Other retail sales(a)...............................      3,093      2,097        492         --         --
  Bargain Wholesale...................................     18,028     18,916     30,337     40,480     44,831
                                                        ---------  ---------  ---------  ---------  ---------
      Total...........................................    122,949    131,737    152,827    183,643    230,855
Cost of sales.........................................     81,480     88,045    102,160    120,922    146,797
                                                        ---------  ---------  ---------  ---------  ---------
Gross profit..........................................     41,469     43,692     50,667     62,721     84,058
Selling, general and administrative expenses:
  Operating expenses..................................     31,053     31,319     32,169     37,683     49,850
  Depreciation and amortization.......................      1,028      1,342      1,640      2,009      2,989
                                                        ---------  ---------  ---------  ---------  ---------
      Total operating expenses........................     32,081     32,661     33,809     39,692     52,839
                                                        ---------  ---------  ---------  ---------  ---------
Operating income......................................      9,388     11,031     16,858     23,029     31,219
Special litigation provision reversal(b)..............         --    (2,900)         --         --         --
Interest (income) expense, net........................         45        764        755      (126)      (855)
                                                        ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes..............      9,343     13,167     16,103     23,155     32,074
Provision for income taxes(c):
  Pro forma...........................................      3,477      5,163      6,509      9,453
                                                        ---------  ---------  ---------  ---------
  Historical..........................................        280         62        156      2,418     13,124
                                                        ---------  ---------  ---------  ---------  ---------
Net income(c):
  Pro forma...........................................  $   5,866  $   8,004  $   9,594  $  13,702
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
  Historical..........................................  $   9,063  $  13,105  $  15,947  $  20,737  $  18,950
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
Earnings per common share(c)(h):
  Pro forma--Basic....................................  $    0.47  $    0.64  $    0.77  $    0.85
  Pro forma--Diluted..................................       0.47       0.64       0.77       0.78
  Historical--Basic...................................       0.73       1.06       1.28       1.29  $    1.02
  Historical--Diluted.................................       0.73       1.06       1.28       1.18       1.01
Weighted average number of common shares outstanding:
  Pro forma--Basic....................................     12,411     12,411     12,411     16,103
  Pro forma--Diluted..................................     12,411     12,411     12,411     17,599(d)
  Historical--Basic...................................     12,411     12,411     12,411     16,103     18,542
  Historical--Diluted.................................     12,411     12,411     12,411     17,599(d)    18,756

                         (CONTINUED ON FOLLOWING PAGE)

                         (CONTINUED FROM PREVIOUS PAGE)

COMPANY OPERATING DATA:
Sales Growth
  99 CENTS Only Stores................................       6.2%       8.7%      10.2%      17.3%      29.9%
  Bargain Wholesale...................................     (17.8)        4.9       60.4       33.4       10.8
  Total Company sales.................................        1.7        7.1       16.0       20.2       25.7

Gross margin..........................................       33.7       33.2       33.2       34.2       36.4
Operating margin......................................        7.6        8.4       11.0       12.6       13.5
Net income margin:
  Pro forma...........................................        4.8        6.1        6.3        7.5         --
  Historical..........................................        7.4        9.9       10.4       11.3        8.2
RETAIL OPERATING DATA(E):
Number of stores end of period........................         31         34         36         43         53
Change in comparable stores net sales(f)..............     (3.5)%     (1.4)%     (0.2)%       2.8%       1.5%
Average net sales per store open the full year........  $3,349,000 $3,267,000 $3,467,000 $3,667,000 $3,750,000
Average net sales per estimated saleable square
  foot(g).............................................  $     388  $     396  $     397  $     389  $     354
Estimated saleable square footage at year end.........    269,000    293,000    332,100    455,200    631,500

                                                                         AS OF DECEMBER 31,
                                                        -----------------------------------------------------
                                                          1993       1994       1995       1996       1997
                                                        ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Working capital.....................................  $  19,242  $  24,713  $  28,690  $  58,822  $  67,184
  Total assets........................................     46,960     51,419     57,598     98,997    119,443
  Long-term debt......................................         --         --         --         --         --
  Capital lease obligation, including current
    portion...........................................     11,080     10,548      9,977      9,365      8,709
  Total shareholders' equity..........................     23,307     30,811     35,558     76,505     96,308

------------------------------

(a) The Company operated other stores during the periods presented under different trade names pending conversion to 99 CENTS Only Stores format or their eventual closing. Only one such store was operated by the Company in 1995 and that store was closed in May 1995.

(b) In 1993, the Company provided a reserve of $3.1 million for estimated litigation and interest costs. As a result of a settlement of this litigation in 1995, $200,000 was charged to the reserve and the remaining $2.9 million was included in income in 1994.

(c) Prior to May 1, 1996 the Company was treated as an S corporation for federal and state income tax purposes. The presentation for 1993-1996 reflects a pro forma provision for income taxes as if the Company had always been a C corporation, at an assumed effective tax rate of 41.0%, plus the effect of deferred taxes and tax credits.

(d) Diluted weighted average common equivalent shares in 1996 include 1,362,000 shares to fund certain notes issued and dividends payable declared to then existing shareholders, in connection with the termination of the Company's status as an S corporation.

(e) Includes retail operating data solely for the Company's 99 CENTS Only
    Stores.

(f) For the years 1993-1996, change in comparable stores net sales compares net sales for stores open the entire two periods compared. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.

(g) Computed based upon estimated total saleable square footage of stores open for the entire period.

(h) All earnings per share amounts have been restated to reflect the adoption of SFAS No. 128, "Earnings per Share," effective December 15, 1997. For further discussion of the change in accounting, refer to Note 4 of the Notes to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONNECTION WITH "ITEM 6--SELECTED FINANCIAL DATA," AND "ITEM 8--FINANCIAL STATEMENTS."

GENERAL

    The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first
99 CENTS Only Stores location and as of March 31, 1998, operates a chain of 54 deep-discount 99 CENTS Only Stores. The Company's growth during the last three years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened four, eight and ten stores in 1995, 1996 and 1997, respectively (two, seven and ten respectively, net of relocated stores). The Company opened two stores (including one relocation) in the first three months of 1998, one each in San Bernardino, California and North Hollywood, California and plans to open an additional 11 stores (including one relocation) during the remainder of the year. Of the additional stores planned for 1998, the Company has secured sites for five additional store locations.

    Bargain Wholesale's growth over the three years ended December 31, 1997 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 CENTS Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

    Comparable stores net sales improved in 1996 and 1997, after declining during the period from 1993 to 1995. The Company believes that this trend has resulted in part from its expansion strategies. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

    During the three years in the period from January 1, 1995 to December 31, 1997, average net sales per estimated saleable square foot (computed on 99 CENTS Only Stores open for a full year) declined from $397 per square foot to $354 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 24 new stores (including two relocations in 1995 and one in 1996) that average over 19,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

   99 CENTS Only Stores has increased its net sales, operating income and net income in each of the last five years. In 1997 it had net sales of $230.9 million, operating income of $31.2 million and net income of $19.0 million, representing a 25.7%, 35.6% and 38.3% increase over 1996, respectively. From 1993 through 1997, the Company had a CAGR in net sales, operating income and net income of 17.1%, 35.0% and 34.1%, respectively.

RECENT DEVELOPMENTS

    In November 1997, the Company acquired approximately 48% of the outstanding Common Stock of Universal. In February 1998, the Company announced a proposal to acquire all of the issued and to-be-issued shares of the Common Stock of Universal and Odd's-N-End's. Together, these two companies operate 44 retail stores in Minnesota and the surrounding upper Midwest region, eight retail stores in Texas and 22 retail stores in upper New York State. If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal approximately 305,800 shares of the Company's Common Stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. Universal has a note receivable due from Odd's-N-End's of approximately $8.7 million.

    Currently the Company's ownership interest in Universal is accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for the year ended December 31, 1997 was immaterial. Upon consummation of the acquisition of Universal, the Company will consolidate the results of operations of Universal with those of the Company, and will preliminarily record approximately $7.4 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. As a result, shareholders equity is likely to be lower and the amount of goodwill related to the acquisition of Universal is likely to be of a greater magnitude at the closing date compared to the current estimate of $7.4 million. The Company expects to continue to provide financial support to Universal through the date of closing through trade credit and other advances. Such amounts will be provided from the Company's ongoing cash flow from operations and its existing working capital.

    On March 31, 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission covering a public offering of an aggregate of 3,500,000 shares of Common Stock (4,025,000 shares if the underwriters' over-allotment option is exercised in full). Of the shares to be offered, the Company is offering to sell 750,000 newly issued shares (862,500 shares if the underwriters' over-allotment option is exercised in full). If consummated as proposed, the net proceeds of the offering to the Company will vary depending upon market conditions at the time of the offering, but are currently estimated to be approximately $27.0 million. The Company will not receive any of the net proceeds from the sale of shares by the selling shareholders. The Company intends to use approximately $17 million of the net proceeds to retire certain liabilities of Universal. The remaining net proceeds will be used for store expansion and working capital. There can be no assurance that the offering will actually be consummated. For a more complete discussion of these developments, see "Item 1--Business--Recent Developments."

    The Company has made in this Form 10-K forward-looking statements within the meaning of Section 27A of the Securities Act concerning the Company's operations, expansion plans, economic performance, financial condition, the pending acquisitions of Universal and Odd's-N-End's and their effect on the Company's results of operations and the results of operations of Universal, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect". Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors, including those discussed under "Item 7--Risk Factors." Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to integrate Universal and Odd's-N-End's and to operate their stores at multiple price points and in different geographic locations, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors as discussed in "--Seasonality and Quarterly Fluctuations," (vii) dependence on key personnel and control for the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                             1995                   1996                   1997
                                                     ---------------------  ---------------------  ---------------------

                                                                           (AMOUNTS IN THOUSANDS)
Net sales:
  99 CENTS Only Stores.............................  $  121,998       79.8% $  143,163       78.0% $  186,024       80.6%
  Other retail.....................................         492        0.3          --         --          --         --
  Bargain Wholesale................................      30,337       19.9      40,480       22.0      44,831       19.4
                                                     ----------  ---------  ----------  ---------  ----------  ---------
    Total..........................................     152,827      100.0     183,643      100.0     230,855      100.0
Cost of sales......................................     102,160       66.8     120,922       65.8     146,797       63.6
                                                     ----------  ---------  ----------  ---------  ----------  ---------
  Gross profit.....................................      50,667       33.2      62,721       34.2      84,058       36.4
Selling, general and administrative expenses:
  Operating expenses...............................      32,169       21.1      37,683       20.5      49,850       21.6
  Depreciation and amortization....................       1,640        1.1       2,009        1.1       2,989        1.3
                                                     ----------  ---------  ----------  ---------  ----------  ---------
    Total..........................................      33,809       22.2      39,692       21.6      52,839       22.9
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Operating income...................................      16,858       11.0      23,029       12.6      31,219       13.5
Interest (income) expense, net.....................         755        0.5        (126)        --        (855)      (0.4)
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Income before provision for income taxes...........      16,103       10.5      23,155       12.6      32,074       13.9
Provision for income taxes(a):
  Pro forma........................................       6,509        4.2       9,453        5.1
                                                     ----------  ---------  ----------  ---------
  Historical.......................................         156        0.1       2,418        1.3      13,124        5.7
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Net income(a):
  Pro forma........................................  $    9,594        6.3% $   13,702        7.5%
                                                     ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------
  Historical.......................................  $   15,947       10.4% $   20,737       11.3% $   18,950        8.2%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(a) Reflects a pro forma provision for federal income taxes in 1995 and 1996. Effective May 1, 1996 the Company changed in form from an S corporation to a C corporation, a change that affected its operations and financial condition by an increase in the level of federal and state income taxes. As an S corporation, the Company's income, whether or not distributed, was taxed at the shareholder level for federal income tax purposes. For California franchise tax purposes, S corporations were taxed at 1.5% of taxable income in 1995 and 1996. Currently, the top federal tax rate for C corporations is 35% and the corporate tax rate in California is 8.84%. The pro forma provision for income taxes in the accompanying selected income statement data for the Company shows results as if the Company had always been a C corporation and had adopted Statement of Financial Accountings Standards No. 109 "Accounting for Income Taxes" prior to January 1, 1991. The change in form has affected the earnings and cash flow of the Company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET SALES. Total net sales increased $47.2 million, or 25.7%, from $183.6 million in 1996 to $230.9 million in 1997. 99 CENTS Only Stores net sales increased approximately $42.9 million, or 29.9%, from $143.2 million in 1996 to $186.0 million in 1997, and Bargain Wholesale net sales increased approximately $4.4 million, or 10.7%, from $40.5 million in 1996 to $44.8 million in 1997. There were no other retail operations in 1997. The increase in 99 CENTS Only Stores net sales was attributed to the effect of ten stores opened in 1997 and the full effect of seven stores opened in 1996. Comparable stores net sales increased 1.5%, or $2.8 million, from 1996 to 1997. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets. Offsetting these positive developments was the adverse effect of the slow-down in the Asian markets in which the Company markets its goods.

    GROSS PROFIT. Gross profit, which consists of total net sales less cost of sales, increased approximately $21.3 million, or 34.0%, from $62.7 million in 1996 to $84.1 million in 1997. The increase in gross profit was primarily due to higher net sales. As a percentage of net sales, gross profit improved from 34.2% in 1996 to 36.4% in 1997 reflecting favorable merchandise cost and mix factors at its 99 CENTS Only Stores and the effect of a large percentage of net sales derived from 99 CENTS Only Stores, which typically operate at higher gross margins than Bargain Wholesale.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $13.1 million, or 33.1%, from $39.7 million in 1996 to $52.8 million in 1997, primarily due to increased costs associated with new store growth and increased executive compensation expense of approximately $0.8 million. SG&A increased as a percentage of net sales from 21.6% in 1996 to 22.9% in 1997. The increase as a percentage of net sales was primarily due to increased payroll costs primarily resulting from state and federally mandated increases in the minimum wage. In addition, the minimum wage in California increased to $5.75 per hour in March 1998. Legislation has been introduced in California to further increase the minimum wage from $5.75 to $6.75 per hour effective January 1999.

    OPERATING INCOME. Operating income increased $8.2 million, or 35.6%, from $23.0 million in the 1996 period to $31.2 million in 1997. Operating income increased as a percentage of net sales from 12.6% in 1996 to 13.5% in 1997 for the reasons discussed above.

    INTEREST (INCOME) EXPENSE. Interest (income) expense relates to the interest income on the Company's marketable securities net of interest expense on the Company's capitalized warehouse lease. The Company had no bank debt during 1997. Interest income earned on the Company's marketable securities was $1.6 million in 1997. At December 31, 1997, the Company held $32.6 million in short-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.

    PROVISION FOR INCOME TAXES. The provision for income taxes in 1997 was $13.1 million, or 5.7% of net sales, compared to the pro forma provision of $9.5 million, or 5.1% of net sales, in 1996. The effective rates of the provision for income taxes were 40.9% and 40.8% in 1997 and 1996, respectively. The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See Note 5 of "Notes to Financial Statements."

    NET INCOME. As a result of the items discussed above, net income increased $5.2 million, or 38.3%, from pro forma $13.7 million in 1996 to $19.0 million in 1997. Net income increased as a percentage of net sales from 7.5% in 1996 to 8.2% in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    NET SALES. Total net sales increased $30.8 million, or 20.2%, from $152.8 million in 1995 to $183.6 million in 1996. 99 CENTS Only Stores net sales increased approximately $21.2 million, or 17.3%, from $122.0 million in 1995 to $143.2 million in 1996, and Bargain Wholesale net sales increased approximately $10.1 million, or 33.4%, from $30.3 million in 1995 to $40.5 million in 1996. There were no other retail operations in 1996. The increase in 99 CENTS Only Stores net sales was primarily attributable to the positive effect of a net increase of seven stores opened in 1996 and four stores opened in 1995 that were not open for the full year in 1995, and a 2.8%, or $2.6 million, increase in comparable stores net sales from 1995 to 1996. The increase in Bargain Wholesale net sales was primarily attributable to increased marketing activity during 1996, as well as a shift in focus to large domestic and international accounts and the expansion of its geographic markets.

    GROSS PROFIT. Gross profit increased approximately $12.1 million, or 23.8%, from $50.7 million in 1995 to $62.7 million in 1996. The increase in gross profit was primarily due to higher net sales. As a percentage of net sales, gross profit improved from 33.2% in 1995 to 34.2% in 1996 reflecting favorable merchandise cost and mix factors, as well as the retail stores representing a greater proportion of sales.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A increased $5.9 million, or 17.4%, from $33.8 million in 1995 to $39.7 million in 1996, primarily due to increased costs associated with new store growth and increased executive compensation expense of approximately $0.8 million. SG&A decreased as a percentage of net sales from 22.2% in 1995 to 21.6% in 1996. The decrease as a percentage of net sales in 1996 resulted primarily from spreading SG&A over a larger revenue base.

    OPERATING INCOME. As a result of the items discussed above, operating income increased $6.2 million, or 36.6%, from $16.9 million in 1995 to $23.0 million in 1996. Operating income increased as a percentage of net sales from 11.0% in 1995 to 12.6% in 1996.

    INTEREST (INCOME) EXPENSE. Interest (income) expense relates to the interest income on the Company's marketable securities net of interest expense on the Company's capitalized warehouse lease. The change in interest expense between 1995 and 1996 was not material. During the 1995 and the 1996 periods, the Company had no bank debt. Interest income earned on marketable securities was $0.9 million in 1996. At December 31, 1996, the Company held $27.6 million in short-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.

    PRO FORMA PROVISION FOR INCOME TAXES. The pro forma provision for income taxes in 1996 was $9.5 million, or 5.1% of net sales, compared to $6.5 million, or 4.2% of net sales, in 1995. The effective rate of the pro forma provision for income taxes was 40.4% and 40.8% in the 1995 period and the 1996 period, respectively. The effective rates are less than the statutory rates in each period due to the benefit of certain tax credits. See Note 5 of "Notes to Financial Statements."

    PRO FORMA NET INCOME. As a result of the items discussed above, pro forma net income increased $4.1 million, or 42.8%, from $9.6 million in the 1995 period to $13.7 million in the 1996 period. Pro forma net income increased as a percentage of net sales from 6.3% in 1995 to 7.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirements result primarily from purchases of inventory, expenditures related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of close-out and other special-situation opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

    During 1995, 1996 and 1997, net cash provided by operations was $17.3 million, $15.6 million and $13.7 million, respectively. Net cash provided by operations reflects increases in inventories in the amount of $1.8 million, $2.6 million and $6.2 million during 1995, 1996 and 1997, respectively. During 1995, 1996 and 1997, net cash used in investing activities for purchases of property and equipment was $2.7 million, $7.3 million and $9.4 million, respectively. Cash used in investing activities for the purchase of short-term investments was $27.6 million and $5.0 million in 1996 and 1997, respectively. Net cash used in financing activities in 1995 was $11.8 million; these funds represented payments of capital lease obligations and distributions to shareholders to cover, in part, federal and state income taxes payable with respect to the net income of the Company. In 1996, proceeds from financing activities were $19.6 million, which included $65.2 million from the Company's initial public offering. In addition, the Company paid $35.5 million of notes payable to shareholders and issued dividends to shareholders for $4.4 million. Another $5.0 million represented payments of capital lease obligations and distributions to shareholders to cover, in part, federal and state income taxes payable by the shareholders with respect to the net income of the Company prior to the change of the corporate tax status from an S corporation to a C corporation. In 1997, net cash used in financing activities was $0.2 million; these funds represented payments of capital lease obligations and proceeds from the exercise of employee stock options.

    The Company has a $7.0 million bank credit facility bearing interest at the bank's prime rate (8.50% at December 31, 1997). Under the terms of its credit facility, the Company must comply with certain restrictive covenants. Non-compliance with respect to these covenants would constitute an event of default that gives the bank the right to call the credit facility and to pursue certain remedies. At December 31, 1997, the Company was in compliance with this covenant. The credit agreement expires in June 1998, at which time the Company expects that it will be renewed. As of December 31, 1997, there were no borrowings outstanding under the line of credit and outstanding letters of credit were approximately $1.2 million ($1.1 million of which related to a standby letter of credit required by the State of California to be self-insured for worker's compensation).

    The Company leases its 880,000 square foot single level warehouse and distribution facility under a lease accounted for as a capital lease. The lease requires monthly payments of $70,000 and accrues interest at an annual rate of 7.0%. At the lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company currently intends to exercise the option at the end of the lease. If the Company does not exercise the purchase option, the Company will be subject to a $7.6 million penalty.

    The Company plans to open new stores at a targeted annual rate of 20%. The average investment per new store opened in 1996, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $650,000. Inventory and pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $8.5 million in each of 1998 and 1999. The Company's total planned expenditures in each of 1998 and 1999 for additions to fixtures and leasehold improvements of existing stores are approximately $600,000. The Company believes that its total capital expenditure requirements (including new store openings) will increase to approximately $11.4 million and $11.6 million in 1998 and 1999, respectively. Capital expenditures in 1998 and 1999 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations, availability under its credit agreement and the net proceeds from its planned offering (see "Recent Developments" above) will be sufficient to meet operating needs, capital spending requirements and the retirement of Universal debt and payment of overdue accounts payable of Universal for at least the next twelve months.

    The Company has completed an assessment and has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 project cost is not anticipated to have a material effect on the results of operations. The project is scheduled to be completed no later than mid-1999.

    The Company expects to continue to provide financial support to Universal through the date of closing through trade credit and other advances. Such amounts will be provided from the Company's ongoing cash flow from operations and its existing working capital.

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

    Further, the operations of Universal and Odd's-N-End's are even more dependent upon results in the fourth quarter and, even without the acquisition of Universal, the Company's investment in Universal is expected to further increase the impact of fourth quarter sales on the Company's results of operations.

    The following table sets forth certain unaudited results of operations for each quarter during 1996 and 1997 and such information as a percentage of net sales. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                                             YEAR ENDED DECEMBER 31, 1996                 YEAR ENDED DECEMBER 31, 1997
                                  --------------------------------------------------  -------------------------------------
                                  1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER  1ST QUARTER  2ND QUARTER  3RD QUARTER
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (AMOUNTS IN THOUSANDS)
Net sales:
  99 CENTS Only Stores..........   $  32,256    $  34,136    $  35,211    $  41,560    $  39,168    $  42,567    $  46,991
  Bargain Wholesale.............      10,020        9,037       10,173       11,250       11,576       11,247       11,995
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total.......................      42,276       43,173       45,384       52,810       50,744       53,814       58,986
Gross profit....................      13,466       14,934       16,118       18,203       17,416       19,313       21,192
Operating income................       4,400        5,327        5,784        7,518        6,085        7,157        7,879

Net income:
  Pro forma.....................       2,492        3,102        3,552        4,556
  Historical....................       4,158        8,248        3,552        4,779        3,676        4,369        4,750

Earnings per common share:
  Pro forma--Basic..............   $    0.20    $    0.21    $    0.19    $    0.25
  Pro forma--Diluted............   $    0.16    $    0.18    $    0.19    $    0.24
  Historical--Basic.............   $    0.34    $    0.57    $    0.19    $    0.26    $    0.20    $    0.24    $    0.26
  Historical--Diluted...........   $    0.26    $    0.49    $    0.19    $    0.26    $    0.20    $    0.23    $    0.25

(% OF NET SALES)

Net sales:
  99 CENTS Only Stores..........        76.3%        79.1%        77.6%        78.7%        77.2%        79.1%        79.7%
  Bargain Wholesale.............        23.7         20.9         22.4         21.3         22.8         20.9         20.3
                                  -----------  -----------  -----------  -----------  -----------  -----------  -----------
    Total.......................       100.0        100.0        100.0        100.0        100.0        100.0        100.0
Gross profit....................        31.9         34.6         35.5         34.5         34.3         35.9         35.9
Operating income................        10.4         12.3         12.7         14.2         12.0         13.3         13.4

Net income:
  Pro forma.....................         5.9%         7.2%         7.8%         8.6%
  Historical....................         9.8%        19.1%         7.8%         9.0%         7.2%         8.1%         8.1%


                                  4TH QUARTER
                                  -----------

Net sales:
  99 CENTS Only Stores..........   $  57,298
  Bargain Wholesale.............      10,013
                                  -----------
    Total.......................      67,311
Gross profit....................      26,137
Operating income................      10,098
Net income:
  Pro forma.....................
  Historical....................       6,155
Earnings per common share:
  Pro forma--Basic..............
  Pro forma--Diluted............
  Historical--Basic.............   $    0.33
  Historical--Diluted...........   $    0.33
(% OF NET SALES)
Net sales:
  99 CENTS Only Stores..........        85.1%
  Bargain Wholesale.............        14.9
                                  -----------
    Total.......................       100.0
Gross profit....................        38.8
Operating income................        15.0
Net income:
  Pro forma.....................
  Historical....................         9.1%

INFLATION

    The Company's ability to provide quality merchandise at the 99 CENTS price point is subject to certain economic factors which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 CENTS instead of three items for 99 CENTS) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 CENTS per item, which could have a material adverse effect on the Company's business and results of operations. See also "Risk Factors--Adverse Economic Trends; Change in Minimum Wage" for a discussion of additional risks attendant to inflationary conditions.

NEW AUTHORITATIVE PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 and SFAS 131 are effective in 1998; however, management does not expect adoption of these standards to have a material impact on the Company's financial reporting.

RISK FACTORS

DEPENDENCE ON EXPANSION FOR FUTURE GROWTH

    The Company's future operating results will depend largely upon its ability to open and operate new stores successfully and to manage a larger business profitably. In 1995, 1996 and 1997, the Company opened four, eight and ten stores, respectively (two, seven and ten stores, respectively, net of relocated stores). From January 1, 1998 through March 31, 1998, the Company opened two stores (including one relocation) and expects to open at least eleven additional stores (including one relocation) in Southern California during the remainder of the year, including its first store in San Diego County. The Company plans to open new stores over the next several years at a rate of approximately 20% per annum. The success of the Company's expansion strategy is dependent upon many factors, including identifying suitable markets and sites for new stores, negotiating leases with acceptable terms, refurbishing stores, appropriately upgrading its financial and management information systems and controls and managing its operating expenses. In addition, the Company must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond the Company's control. As a result, there can be no assurance that the Company will be able to achieve its expansion goals. Any failure of the Company to achieve its expansion goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain qualified management and other personnel, appropriately upgrade its financial and management information systems and controls or manage operating expenses could adversely affect the Company's future operating results and its ability to execute its business strategy.

    There can be no assurance that the opening of new stores will improve the Company's results of operations. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising expenditures influence if and when a store becomes profitable. Assuming the Company's planned expansion occurs as anticipated, the Company's store base will include a relatively high proportion of stores with relatively short operating histories. There can be no assurance that the new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at the Company's existing stores. If the new stores on average fail to achieve these results, the Company's planned expansion could produce a decrease in the Company's overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in the Company's operating margins. Finally, the opening of new stores in existing markets has in the past and may in the future reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

PENDING ACQUISITIONS

    The Company acquired 48% of the capital stock of Universal in November 1997. In February 1998, the Company announced a proposal to acquire, by an exchange offer, all of the remaining issued and outstanding shares of Universal not already held by the Company (the "Universal Exchange Offer") and to acquire all of the issued and outstanding shares of Odd's-N-End's (the "Odd's-N-End's Merger"). In March 1998, the Company and Odd's-N-End's (which is held approximately 41% by Universal) entered into a definitive merger agreement. The Company is seeking to acquire Universal and Odd's-N-End's with the expectation that the transactions will enable the Company to provide a retail outlet for merchandise it acquires at prices other than the Company's single price point, increase the Company's distribution capabilities, diversify its geographic presence and to further capitalize on greater volume discounts in merchandise purchases.

    Achieving these anticipated benefits depends in part on the efficient, effective and timely integration of the operations of Universal and Odd's-N-End's with those of the Company. The combination of these businesses requires, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' purchasing departments and the identification and elimination of redundant overhead and under-performing retail stores. Further, the Company believes that the continued employment of Richard Ennen, President and Chief Executive Officer of Universal and Odd's-N-End's, is integral to the successful integration and operation of Universal and Odd's-N-End's following consummation of the acquisitions. Both the Universal and Odd's-N-End's acquisitions will require the Company to offer discount general merchandise at multiple price points, a new strategy for the Company's retail business. Further, the acquisitions of Universal and Odd's-N-End's expand the Company's operations into geographic locations outside of Southern California. There can be no assurance that the Company will be successful in these markets.

    Full integration of these businesses will require considerable effort on the part of the Company's management. During the integration period, it is anticipated that the Company's accounting staff, operations personnel and other staff will be required to dedicate considerable time toward integrating the financial and information systems, management staffs and organizational cultures of the three geographically separated organizations. There can be no assurance that the Company will not experience problems associated with the integration or that the integration will proceed efficiently or successfully. Furthermore, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the Company's business and results of operations.

    The Company's acquisition of 48% of the Universal common stock in November 1997, while unanimously approved by Universal's full board of directors (including all disinterested directors), was not approved by a separate committee of Universal's board of directors consisting solely of disinterested directors. Accordingly, under Minnesota law, upon completion of the Universal Exchange Offer, the Company may not be able to acquire, for a period of four years, by way of merger or other form of business combination, any shares of Universal common stock that are not tendered to the Company in the Universal Exchange Offer.

CONCENTRATION OF OPERATIONS

    All of the Company's 99 CENTS Only Stores are currently located in Southern California. In addition, the Company's current retail expansion plans anticipate that new stores will be primarily located in this geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general trends in this regional economy. Although the recession in the Southern California economy in the early 1990s had no material effect on the Company's results of operations, between 1989 and 1993 a significant decline in retail spending was recorded in most counties of California, particularly the greater Los Angeles region. Although retail markets in this region began to recover and this recovery has continued from 1995 through 1997, there can be no assurance that this trend will continue or that retail spending will not decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance, which at times have disrupted the local economy. These events pose physical risks to the Company's properties and could adversely affect the Company's operations. Although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business.

    Following the acquisitions of Universal and Odd's-N-End's, the Company will have stores clustered in geographic regions in the upper Midwest, upstate New York and Texas. The upper Midwest, upstate New York and Texas regions have economic characteristics unique to their particular locale. In addition, unlike Southern California, extreme winter weather conditions in the Midwest and New York may cause decreases in retail spending during certain times of the year.

DISRUPTIONS IN RECEIVING AND DISTRIBUTION

    Substantially all of the Company's inventory is shipped or picked up directly from suppliers and delivered to the Company's single warehouse and distribution facility in Los Angeles County, California, where inventory is processed and distributed. The Company's success depends in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of the warehouse operations. Although management believes that the Company's receiving and distribution process is efficient and well positioned to support the Company's current expansion plans in Southern California, there can be no assurance that the Company has anticipated, or will anticipate, all of the changing demands its expanding operations will impose on its receiving and distribution system or that events beyond the control of the Company will not result in delays in the delivery of merchandise to the warehouse or from the warehouse to the Company's stores. In addition, because the Company's receiving and distribution operations are concentrated at a single location, a fire, earthquake or other disaster at its warehouse and distribution facility could materially and adversely affect its business and results of operations. Such a disaster could be particularly damaging because a significant portion of the Company's inventory is purchased as close-outs and special-situations and could not be readily replaced for its carrying value, if at all. Although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business.

SUPPLIER RELATIONSHIPS; AVAILABILITY OF CLOSE-OUT AND SPECIAL-SITUATION
  MERCHANDISE

    The Company's success depends in large part upon its ability to locate and purchase quality close-out and special-situation merchandise at attractive prices in order to maintain a mix of name-brand and other merchandise at the 99 CENTS price point. There can be no assurance that such merchandise will continue to be available in the future. Further, there can be no assurance that such merchandise will be available in quantities necessary to accommodate the Company's expansion strategy.

    The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources, for which it competes with other wholesalers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores, other retailers and various small privately-held companies and individuals. Although the Company is not dependent on any single supplier or group of suppliers, the Company's results of operations could be adversely affected by a disruption in the availability of merchandise. Further, although the Company believes it has longstanding relationships with its suppliers and is competitively positioned to continue to seek new sources, there can be no assurance that the Company will be successful in maintaining an adequate supply of quality merchandise at attractive prices.

    The Company's suppliers sometimes restrict the advertising, promotion and method of distribution of the merchandise sold to the Company. These restrictions may make it more difficult for the Company to quickly sell items in its inventory that are subject to such restrictions.

LARGE VOLUME PURCHASES; INVENTORY CONCENTRATION

    The Company takes advantage of large volume purchases, close-outs and other special-situations in order to obtain inventory at favorable prices. As a result, the Company typically maintains inventory at levels that are generally higher than other discount retailers. At December 31, 1995, 1996 and 1997, the Company had net inventory recorded of $34.3 million, $36.9 million and $43.1 million, respectively.

    The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. While the current carrying value of the Company's inventory reflects management's belief that the Company will realize the net values recorded on the Company's balance sheet, there can be no assurance that the Company will be able to do so. A sale by the Company of any material portion of its inventory at an amount less than its carrying value or a determination to write down any material portion of the Company's inventory will have a material adverse impact on the Company's cost of sales, gross profits, operating income and net income during the period in which such event or events occur.

COMPETITION

    The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. Industry competitors also include a large number of privately held companies and individuals. In some instances these competitors are also customers of the Company's Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other deep-discount retailers, for the purchase of quality close-out and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company's ability to compete will depend on many factors including the success of its purchase and resale of such merchandise at lower prices than the competition. The Company may face intense competition in the future from new entrants in the deep-discount retail industry, among others, that could have an adverse effect on the Company's business and results of operations.

ADVERSE ECONOMIC FACTORS; CHANGE IN MINIMUM WAGE

    The Company's ability to provide quality merchandise at its 99 CENTS price point is subject to certain economic factors beyond the Company's control, including inflation, other operating costs (such as employee health care costs or prevailing wage levels), consumer confidence and general economic conditions. There can be no assurance that such factors will remain favorable or, in particular, that health care costs or the Company's wages will remain at current levels. Currently, none of the Company's employees is party to a collective bargaining agreement. Further, the minimum wage in California was increased in March 1997 from $4.75 to $5.00 per hour, in September 1997 to $5.15 per hour and again in March 1998 to $5.75 per hour. Further, legislation has been introduced in California to increase the minimum wage to $6.75 per hour as of January 1, 1999. The federal minimum wage increased in September 1997 to $5.15 per hour. Further, a bill has been proposed in Congress to increase the minimum wage to $6.15 per hour beginning September 1, 1999, and $6.65 per hour beginning September 1, 2000, with adjustments on such date and each September 1 thereafter to reflect increases in the Consumer Price

Index for All Urban Consumers during the most recent 12-month period for which data are available. Inflation, an increase in healthcare costs, wages or other operating costs or a declining consumer confidence or general economic conditions could have a material adverse effect on the Company's business and results of operations, especially given constraints on the Company's ability to pass on any incremental costs through price increases.

INTERNATIONAL SALES AND PURCHASES

    Although international sales historically have not been material to the Company's consolidated net sales, they have contributed to growth in Bargain Wholesale's net sales. In addition, some of the inventory purchased by the Company is manufactured outside the United States. International transactions may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in the reduction of purchases of the Company's products.

AFFILIATE TRANSACTIONS

    As of March 31, 1998, the Company leased 13 of its 54 stores and a parking lot associated with one of these stores from certain members of the Gold family and their affiliates (the "Gold Family"). Annual rental expense for the facilities owned by the Gold Family was approximately $1.6 million, $1.8 million and $2.0 million in 1995, 1996 and 1997, respectively. The Company believes that such leases are no less favorable to the Company than those an unrelated party would have provided after arm's-length negotiations. It is the Company's current policy not to enter into real estate transactions with affiliated parties, except with respect to the renewal or modification of existing leases and occasions where such transactions are determined to be in the best interests of the Company. Moreover, all real estate transactions between the Company and affiliated parties requires the unanimous approval of the independent directors on the Company's Board of Directors and a determination by such independent directors that such transactions are the equivalent of a negotiated arm's-length transaction with a third party. There can be no guarantee that the Company and the Gold Family will be able to agree on renewal terms for the properties currently leased by the Company from the Gold Family, or, if such terms are agreed to, that the independent directors on the Board of Directors will approve such terms. The failure of the Company to renew a lease will result in the Company having to relocate or close the store associated with such lease; one or more such relocations or closures will be costly and may have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON KEY MANAGEMENT

    The Company's success will continue to depend to a significant extent on David Gold, the Company's Chief Executive Officer. The Company is also dependent on the continued service of its executive officers and other key management, particularly Helen Pipkin, its Senior Vice President of Wholesale Operations. The Company does not have an employment contract with any of its executive officers and does not maintain "key man" life insurance on any of its executive officers. As the Company continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Historically, the Company's highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 1995, 1996 and 1997, approximately 29.3%, 28.8% and 29.2%, respectively, of the Company's net sales and approximately 33.0%, 32.6% and 32.3%, respectively, of its operating income were generated during the fourth quarter. Further, the operations of Universal and Odd's-N-End's are more dependent upon results in the fourth quarter and even without the acquisition of Universal, the Company's investment in Universal is expected to further increase the impact of fourth quarter sales on the Company's results of operations. Accordingly, any adverse trend in net sales for the fourth quarter could have a material adverse effect upon the Company's profitability, and adversely affect the Company's results of operations for the entire year.

    In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the number and timing of sales contributed to new stores, the level of advertising and pre-opening expenses associated with the opening of new stores and the integration of new stores into the operations of the Company, as well as other factors.

MANAGEMENT INFORMATION SYSTEMS; YEAR 2000 COMPLIANCE

    The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network (LAN) and a separate partially customized inventory control system processed on a Hewlett-Packard RISC-based computer. The Company believes that its accounting and management information system and inventory control system adequately provide for its current needs. The Company intends to continue to update and enhance its systems in order to improve capabilities and provide for planned growth. If the Company should experience faster than anticipated growth, the Company may be required to install a new management information or inventory control system or undergo a significant modification of its current systems to accommodate a larger business.

    The Company has completed an assessment and determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Although the year 2000 project is estimated to be completed in mid-1999 and is not anticipated to have a material effect on results of operations, there can be no assurance that the Company will not encounter unanticipated problems in modifying its systems or that there will not be delays in completing the project. Any difficulties in modifying its systems could impact the Company's ability to communicate with and effectively make purchases from its suppliers.

ENVIRONMENTAL MATTERS

    Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company currently leases all but three of its stores, as well as its warehouse and distribution facility (where its executive offices are located). The Company currently intends to exercise an option to purchase the warehouse and distribution facility in December 2000, the end of the lease term. The Company could be held liable for the costs of remedial actions with respect to hazardous substances on such properties under the terms of the governing lease and/or governing law. In addition, the Company operates one underground diesel storage tank and one above-ground propane storage tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with its leased properties or its storage tanks.

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

ANTI-TAKEOVER EFFECT; CONTROL BY EXISTING SHAREHOLDERS

    A number of provisions of the Company's Articles of Incorporation and Bylaws and certain California laws and regulations pertaining to matters of corporate governance (including the ability to issue preferred stock without shareholder approval) may be deemed to have and may have the effect of making more difficult, and thereby discouraging, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when shareholders, other than the Company's principal shareholders, consider such a transaction to be in their best interest. Accordingly, shareholders may be deprived of an opportunity to sell their shares at a substantial premium over the market price of the shares. In addition, upon consummation of the Company's public offering, David Gold, the Company's Chairman and Chief Executive Officer, members of his immediate family and certain of their respective affiliates will beneficially own 9,131,246 (8,718,746 if the underwriters' over-allotment options are exercised in full) of the voting stock of the Company. This ownership position will enable these owners to control the Company's policies and to prevent a change in control of the Company.

VOLATILITY OF STOCK PRICE

    The market price of the Common Stock has risen substantially since Company's initial public offering on May 23, 1996. Trading prices for the Common Stock could be subject to significant fluctuations due to many factors, including the depth of the market for the Common Stock, investor perception of the Company, fluctuations in the Company's operating results and changes in conditions or trends in the Company's industry or in the industries of any of the Company's significant clients, changes in any securities analysts' estimates of the Company's future performance or general market conditions. In addition, future sales of substantial amounts of Common Stock by existing shareholders could also adversely affect the prevailing market price of the Common Stock.

INFLATION

    The Company's ability to provide quality merchandise at the 99 CENTS price point is subject to certain economic factors which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 CENTS instead of three items for 99 CENTS) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 CENTS per item, which could have a material adverse effect on the Company's business and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
99 CENTS ONLY STORES

Report of Independent Public Accountants...................................................................          33

Balance Sheets as of December 31, 1996 and 1997............................................................          34

Statements of Income for the years ended December 31, 1995, 1996 and 1997..................................          36

Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997....................          37

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..............................          38

Notes to the Financial Statements..........................................................................          39

UNIVERSAL INTERNATIONAL, INC.

Report of Independent Public Accountants...................................................................          51

Consolidated Balance Sheet as of December 31, 1997.........................................................          52

Consolidated Statement of Operations for the year ended December 31, 1997..................................          53

Consolidated Statement of Stockholders' Equity for the year ended December 31, 1997........................          54

Consolidated Statement of Cash Flows for the year ended December 31, 1997..................................          55

Notes to Consolidated Financial Statements.................................................................          56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 99 CENTS Only Stores:

    We have audited the accompanying balance sheets of 99 CENTS Only Stores (a California Corporation) as of December 31, 1996 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 CENTS Only Stores as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
March 2, 1998

                              99 CENTS ONLY STORES

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1996        1997
                                                                                             ---------  ----------
CURRENT ASSETS:
  Cash.....................................................................................  $   3,375  $      882
  Short-term investments...................................................................     27,619      32,584
  Accounts receivable, net of allowance for doubtful accounts of $211 and $178 as of
    December 31, 1996 and 1997, respectively...............................................      1,561       1,510
  Inventories..............................................................................     36,933      43,114
  Other....................................................................................        323         673
                                                                                             ---------  ----------
    Total current assets...................................................................     69,811      78,763
                                                                                             ---------  ----------
PROPERTY AND EQUIPMENT, at cost:
  Land.....................................................................................      7,159       8,072
  Building and improvement.................................................................     10,195      10,804
  Leasehold improvements...................................................................      6,546      10,986
  Fixtures and equipment...................................................................      5,840       8,473
  Transportation equipment.................................................................        438         558
  Construction in progress.................................................................        134         776
                                                                                             ---------  ----------
                                                                                                30,312      39,669
  Less--Accumulated depreciation and amortization..........................................     (7,239)    (10,228)
                                                                                             ---------  ----------
                                                                                                23,073      29,441
                                                                                             ---------  ----------
OTHER ASSETS:
  Deferred income taxes....................................................................      5,702       5,947
  Deposits.................................................................................        246         234
  Receivable from affiliated entity........................................................        165         230
  Investment in Universal International, Inc...............................................     --           3,708
  Other....................................................................................     --           1,120
                                                                                             ---------  ----------
                                                                                                 6,113      11,239
                                                                                             ---------  ----------
                                                                                             $  98,997  $  119,443
                                                                                             ---------  ----------
                                                                                             ---------  ----------

      The accompanying notes are an integral part of these balance sheets.

                              99 CENTS ONLY STORES

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               1996        1997
                                                                                             ---------  ----------
CURRENT LIABILITIES:
  Current portion of capital lease obligation..............................................  $     656  $      704
  Accounts payable.........................................................................      6,577       5,534
  Accrued expenses:
    Payroll and payroll-related............................................................      1,086       1,352
    Sales tax..............................................................................      1,056       1,467
    Liability for claims...................................................................        706         396
    Other..................................................................................         34         824
  Workers compensation.....................................................................        771       1,091
  Income taxes payable.....................................................................        103         211
                                                                                             ---------  ----------
                                                                                                10,989      11,579
                                                                                             ---------  ----------
LONG-TERM LIABILITIES:
  Deferred rent............................................................................      1,294       1,476
  Accrued interest.........................................................................      1,500       2,075
  Capital lease obligation, net of current portion.........................................      8,709       8,005
                                                                                             ---------  ----------
                                                                                                11,503      11,556
                                                                                             ---------  ----------
COMMITMENTS AND CONTINGENCIES:                                                                  --          --

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized--1,000,000 shares
    Issued and outstanding--none...........................................................     --          --
  Common stock, no par value
    Authorized--40,000,000 shares
    Issued and outstanding--18,520,794 at December 31, 1996 and 18,578,759 at December 31,
      1997.................................................................................     65,354      66,207
  Retained earnings........................................................................     11,151      30,101
                                                                                             ---------  ----------
                                                                                                76,505      96,308
                                                                                             ---------  ----------
                                                                                             $  98,997  $  119,443
                                                                                             ---------  ----------
                                                                                             ---------  ----------

      The accompanying notes are an integral part of these balance sheets.

                              99 CENTS ONLY STORES

                              STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
NET SALES:
  99 CENTS Only Stores                                                         $  121,998  $  143,163  $  186,024
  Other retail...............................................................         492          --          --
  Bargain Wholesale..........................................................      30,337      40,480      44,831
                                                                               ----------  ----------  ----------
                                                                                  152,827     183,643     230,855
COST OF SALES................................................................     102,160     120,922     146,797
                                                                               ----------  ----------  ----------
  Gross profit...............................................................      50,667      62,721      84,058
                                                                               ----------  ----------  ----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

  Operating expenses.........................................................      32,169      37,683      49,850
  Depreciation and amortization..............................................       1,640       2,009       2,989
                                                                               ----------  ----------  ----------
                                                                                   33,809      39,692      52,839
                                                                               ----------  ----------  ----------
    Operating income.........................................................      16,858      23,029      31,219
                                                                               ----------  ----------  ----------
OTHER (INCOME) EXPENSE:
  Interest income............................................................         (14)       (890)     (1,613)
  Interest expense...........................................................         769         764         758
                                                                               ----------  ----------  ----------
                                                                                      755        (126)       (855)
                                                                               ----------  ----------  ----------
  Income before pro forma and historical provision for income taxes..........      16,103      23,155      32,074

PROVISION FOR INCOME TAXES:
  Pro forma (unaudited)......................................................       6,509       9,453
                                                                               ----------  ----------
  Historical.................................................................         156       2,418      13,124
                                                                               ----------  ----------  ----------
NET INCOME:
  Pro forma (unaudited)......................................................  $    9,594  $   13,702
                                                                               ----------  ----------
                                                                               ----------  ----------
  Historical.................................................................  $   15,947  $   20,737  $   18,950
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS PER COMMON SHARE:
  Pro forma--Basic (unaudited)...............................................  $     0.77  $     0.85  $       --
  Pro forma--Diluted (unaudited).............................................  $     0.77  $     0.78  $       --
  Historical--Basic..........................................................  $     1.28  $     1.29  $     1.02
  Historical--Diluted........................................................  $     1.28  $     1.18  $     1.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Pro forma--Basic (unaudited)...............................................      12,411      16,103          --
  Pro forma--Diluted (unaudited).............................................      12,411      17,599          --
  Historical--Basic..........................................................      12,411      16,103      18,542
  Historical--Diluted........................................................      12,411      17,599      18,756

   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                             (AMOUNTS IN THOUSANDS)

                                                                                        COMMON STOCK
                                                                                    --------------------  RETAINED
                                                                                     SHARES     AMOUNT    EARNINGS
                                                                                    ---------  ---------  ---------
BALANCE, December 31, 1994........................................................     12,411  $     195  $  30,616
  Net income......................................................................     --         --         15,947
  Cash distributions to shareholders..............................................     --         --        (11,200)
                                                                                    ---------  ---------  ---------

BALANCE, December 31, 1995........................................................     12,411        195     35,363
  Net income......................................................................     --         --         20,737
  Cash distributions to shareholders..............................................     --         --         (5,000)
  Distributions to shareholders in the form of notes payable......................     --         --        (35,549)
  Distributions to shareholders in the form of dividends payable..................     --         --         (4,400)
  Net proceeds from initial public offering.......................................      6,110     65,159     --
                                                                                    ---------  ---------  ---------

BALANCE, December 31, 1996........................................................     18,521     65,354     11,151
  Net income......................................................................     --         --         18,950
  Tax benefit from exercise of stock options......................................     --            350     --
  Proceeds from exercise of stock options.........................................         58        503     --
                                                                                    ---------  ---------  ---------

BALANCE, December 31, 1997........................................................     18,579  $  66,207  $  30,101
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                             (AMOUNTS IN THOUSANDS)

                                                                1995          1996          1997
                                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $     15,947  $     20,737  $     18,950
  Adjustment to reconcile net income to net cash provided
    by operating activities:
    Provision for doubtful accounts.......................            --           177            20
    Depreciation and amortization.........................         1,640         2,009         2,989
    Loss on disposition of property and equipment.........            32            13            --
    Benefit for deferred income taxes.....................          (145)       (5,324)         (245)
  Changes in asset and liabilities associated with
    operating activities:
    Accounts receivable...................................          (466)         (378)           31
    Inventories...........................................        (1,795)       (2,620)       (6,181)
    Other assets..........................................            77            42        (1,470)
    Deposits..............................................            90           (15)           12
    Receivable from affiliated entity.....................          (107)          (58)          (65)
    Accounts payable......................................         1,018           827        (1,043)
    Accrued expenses......................................          (291)          185          (843)
    Worker's compensation.................................           147          (438)          320
    Income taxes payable..................................            96             7           458
    Deferred rent.........................................           534           (52)          182
    Accrued interest......................................           499           535           575
                                                            ------------  ------------  ------------
      Net cash provided by operating activities...........        17,276        15,647        13,690
                                                            ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................        (2,660)       (7,308)       (9,357)
  Purchases of short-term investments.....................            --       (27,619)       (4,965)
  Investment in Universal International, Inc..............            --            --        (1,708)
                                                            ------------  ------------  ------------
      Net cash used in investing activities...............        (2,660)      (34,927)      (16,030)
                                                            ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation....................          (571)         (612)         (656)
  Net proceeds from initial public offering...............            --        65,159            --
  Proceeds from exercise of stock options.................            --            --           503
  Payment of notes payable to shareholders................            --       (35,549)           --
  Payment of dividend payable.............................            --        (4,400)           --
  Distributions to shareholders...........................       (11,200)       (5,000)           --
                                                            ------------  ------------  ------------
      Net cash provided (used in) financing activities....       (11,771)       19,598          (153)
                                                            ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH...........................         2,845           318        (2,493)
CASH, beginning of period.................................           212         3,057         3,375
                                                            ------------  ------------  ------------
CASH, end of period.......................................  $      3,057  $      3,375  $        882
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES

                       NOTES TO THE FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.  LINE OF BUSINESS

    The Company, 99 CENTS Only Stores, is primarily a retailer of various consumable products and operated 43 and 53 stores at December 31, 1996 and 1997, respectively. The Company is also a wholesale distributor of various consumable products.

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

3.  PUBLIC OFFERING OF STOCK

    In May 1996, the Company completed its initial public offering of 6,109,375 shares (including 796,875 shares from the exercise of the over allotment option granted to the underwriters) of common stock at an offering price of $11.60 per share. In connection with the Offerings, the Company received net proceeds of $65,159,000.

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

DEPRECIATION AND AMORTIZATION

    Property and equipment are depreciated and amortized on the straight-line basis over the following useful lives of the assets:

Building and improvements...........  27.5 years

Leasehold improvements..............  Lesser of 5 years or
                                        remaining lease term

Fixtures and equipment..............  5 years

Transportation equipment............  3 years

    The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary repairs and maintenance to operations as incurred.

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK SPLIT

    All common shares and per share amounts have been adjusted to give retroactive effect for a five and four stock split effected in the form of a stock dividend distributed on November 28, 1997 to holders of record on November 17, 1997.

EARNINGS PER SHARE

    Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). All earnings per share amounts for 1995 and 1996 have been restated to reflect the adoption of SFAS No. 128.

    A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 1997 follows:

                                                                       (AMOUNTS IN THOUSANDS)
                                                                   -------------------------------
                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Weighted average number of common shares outstanding-Basic.......     12,411     16,103     18,542
Dilutive effect of outstanding stock options.....................     --            134        214
Weighted average shares offered as a part of the public offering;
  the proceeds from such shares being used to fund a $39.9
  million distribution to shareholders...........................     --          1,362     --
                                                                   ---------  ---------  ---------
Weighted average number of common shares outstanding-Diluted.....     12,411     17,599     18,756
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Pro forma earnings per common share have been computed by dividing pro forma net income by the pro forma weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents.

CONCENTRATION OF RISK

    The Company maintains cash and short-term investments with highly qualified financial institutions. At various times such amounts may be in excess of insured limits.

PRO FORMA STATEMENTS OF INCOME

    Through April 30, 1996, the Company had elected treatment as an S corporation under provisions of the Internal Revenue Code. Effective May 1, 1996, the Company terminated its S corporation election and became a C corporation.

    See Note 5 for explanation of pro forma provision for income taxes and related pro forma net income.

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED RENT

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

STOCK BASED COMPENSATION

    During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). The Company has elected to comply with the pro forma disclosure requirements of this standard (see note 10) and to continue to account for stock options issued to employees under the provisions of APB 25.

STATEMENTS OF CASH FLOWS

    The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No. 95. The Company considers all investments with original maturities of three months or less to be cash equivalents.

    Cash payments for income taxes were $200,000, $7,735,000 and $12,911,000 in 1995, 1996 and 1997, respectively. Interest payments totaled approximately $269,000, $228,000 and $184,000 for the years December 31, 1995, 1996 and 1997, respectively.

NEW AUTHORITATIVE PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 and SFAS 131 are effective in 1998; however, management does not expect adoption of these standards to have material impact on the Company's financial reporting.

RECLASSIFICATIONS

    Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

5.  PRO FORMA AND HISTORICAL INCOME TAX PROVISION

    Effective May 1, 1996, the Company terminated its S corporation election and became a C corporation. As such, the actual taxes due by the Company through December 31, 1996 are based on S corporation

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

5. PRO FORMA AND HISTORICAL INCOME TAX PROVISION (CONTINUED) tax rates for income from January 1, 1996 through April 30, 1996 and C corporation tax rates from May 1, 1996 through December 31, 1996. In connection with the Company's change in tax status, the Company recorded an increase in the deferred tax asset of $4,570,000. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with SFAS 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the period ended December 31, 1996.

    The historical provision (benefit) for income taxes and resulting historical net income, based on S corporation and C corporation tax rates as discussed above and including the effect of the increase in deferred tax asset as discussed above, for the year ended December 31, 1996 is as follows:

                                                                                   (AMOUNTS IN
                                                                                   THOUSANDS)
                                                                                   -----------
Income before provision (benefit) for income taxes...............................   $   23,155
Historical provision (benefit) for income taxes:
  During period as an S corporation..............................................           75
  During period as a C corporation...............................................        6,913
  Change in tax status...........................................................      (4,570)
                                                                                   -----------
                                                                                         2,418
                                                                                   -----------
Historical net income............................................................   $   20,737
                                                                                   -----------
                                                                                   -----------

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

    Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if,

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

5. PRO FORMA AND HISTORICAL INCOME TAX PROVISION (CONTINUED) based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    The pro forma provisions for income taxes for the years ended December 31, 1995 and 1996 are as follows:

                                                                          YEARS ENDED DECEMBER
                                                                                  31,
                                                                              (AMOUNTS IN
                                                                               THOUSANDS)
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Current:
  Federal...............................................................  $   5,952  $   8,695
  State.................................................................      1,020      1,490
                                                                          ---------  ---------
                                                                              6,972     10,185
Deferred................................................................      (463)      (732)
                                                                          ---------  ---------
Pro forma provisions for income taxes...................................  $   6,509  $   9,453
                                                                          ---------  ---------
                                                                          ---------  ---------

    The historical provisions for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                  (AMOUNTS IN THOUSANDS)
                                                             ---------------------------------
                                                                1995        1996       1997
                                                             ----------  ----------  ---------
Current:
  Federal..................................................  $       --  $    6,111  $  10,678
  State....................................................         301       1,631      2,691
                                                             ----------  ----------  ---------
                                                                    301       7,742     13,369
Deferred...................................................       (145)     (5,324)      (245)
                                                             ----------  ----------  ---------
Provisions for income taxes................................  $      156  $    2,418  $  13,124
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

5.  PRO FORMA AND HISTORICAL INCOME TAX PROVISION (CONTINUED)
    Differences between the pro forma provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1995 and 1996 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                   (AMOUNTS IN THOUSANDS)
                                                         ------------------------------------------
                                                                 1995                  1996
                                                         --------------------  --------------------
                                                          AMOUNT     PERCENT    AMOUNT     PERCENT
                                                         ---------  ---------  ---------  ---------
Income tax at statutory Federal rate...................  $   5,636        35%  $   8,104        35%
State income taxes, net of federal income tax effect...        966        6.0      1,389        6.0
Effect of permanent differences........................         14     --             60        0.2
LARZ and targeted jobs credits.........................      (107)      (0.6)      (100)      (0.4)
                                                         ---------  ---------  ---------  ---------
                                                         $   6,509      40.4%  $   9,453      40.8%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    Differences between the historical provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                  (AMOUNTS IN THOUSANDS)
                                                             ----------------------------------------------------------------
                                                                     1995                  1996                  1997
                                                             --------------------  --------------------  --------------------

                                                              AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                                             ---------  ---------  ---------  ---------  ---------  ---------
Income tax at statutory federal rate.......................  $      --        --%  $   6,122      26.4%  $  11,226      35.0%
State income taxes, net of federal income tax effect.......         --         --      1,049        4.5      1,924        6.0
State income taxes as an S corporation.....................        242        1.5         85        0.4         --         --
Effect of permanent differences............................        (1)         --         31        0.1      (204)      (0.6)
LARZ and targeted job credits..............................       (40)      (0.2)      (100)      (0.4)      (280)      (0.9)
Change in tax status.......................................         --         --    (4,570)     (19.7)         --         --
Other......................................................       (45)      (0.3)      (199)      (0.9)        458        1.4
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                             $     156       1.0%  $   2,418      10.4%  $  13,124      40.9%
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------  ---------

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

5.  PRO FORMA AND HISTORICAL INCOME TAX PROVISION (CONTINUED)
    A detail of the Company's deferred tax asset as of December 31, 1996 and 1997 is as follows:

                                                                             YEARS ENDED DECEMBER
                                                                                     31,
                                                                                 (AMOUNTS IN
                                                                                  THOUSANDS)
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
Inventory reserve..........................................................  $   1,661  $   1,542
Uniform inventory capitalization...........................................        912        886
Depreciation...............................................................      1,180      1,656
Liability for claims.......................................................        289        162
Workers' compensation......................................................        316        447
Deferred rent..............................................................        531        605
LARZ credit................................................................        300        195
State taxes................................................................        491        511
Other, net.................................................................         22       (57)
                                                                             ---------  ---------
                                                                             $   5,702  $   5,947
                                                                             ---------  ---------
                                                                             ---------  ---------

6.  SHORT-TERM INVESTMENTS

    Investment in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of December 31, 1996 and 1997, the fair value of investments approximated the carrying values and were invested as follows:

                                                                              (AMOUNTS IN
                                                                               THOUSANDS)
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Federal bonds...........................................................  $      --  $   1,500
Municipal bonds.........................................................     18,456     18,583
Commercial paper........................................................      9,163     12,501
                                                                          ---------  ---------
                                                                          $  27,619  $  32,584
                                                                          ---------  ---------
                                                                          ---------  ---------

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

7.  CAPITAL LEASE OBLIGATIONS

    The Company leases its warehouse, distribution and corporate facility (approximately 880,000 square feet) under a lease accounted for as a capital lease. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this lease.

    The lease requires fixed payments of $70,000 per month and bears interest at 7 percent per annum. At the lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company plans to exercise the option at the end of the lease. In the event the option is not exercised, there is a $7.6 million penalty.

    Total minimum payments under the lease are as follows:

                                                                                   (AMOUNTS IN
                                                                                   THOUSANDS)
                                                                                   -----------
Year ending December 31:
      1998.......................................................................   $     840
      1999.......................................................................         840
      2000.......................................................................      11,340
                                                                                   -----------
                                                                                       13,020
Less--Amount representing interest...............................................      (4,311)
                                                                                   -----------
Present value of minimum lease payment...........................................       8,709
Less--Current portion............................................................        (704)
                                                                                   -----------
                                                                                    $   8,005
                                                                                   -----------
                                                                                   -----------

8.  RELATED-PARTY TRANSACTIONS

    The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.6 million, $1.8 million and $2.0 million in 1995, 1996 and 1997, respectively.

    The Company pays the premium on a split dollar life insurance agreement with two of its principal shareholders. Under a collateral assignment agreement, the premiums paid by the Company will be reimbursed to the Company out of death benefit proceeds at the death of both shareholders. The Company has recorded a receivable of $165,000 and $230,000 as of December 31, 1996 and 1997, respectively, from an affiliated entity in the accompanying balance sheets for the present value, not exceeding the cash surrender value of the policy, based on mortality tables, of the premiums paid through December 31, 1996 and 1997.

    During 1995, 1996 and 1997 the Company incurred legal fees of $109,000, $82,000 and $61,000, respectively, to the law firm in which a director of the Company is a partner.

9.  COMMITMENTS AND CONTINGENCIES

CREDIT FACILITY

    In December, 1997, the Company renewed the line of credit facility with a bank. The facility provides for a line of credit of $7 million that can be used for working capital purposes and issuance of letters of credit. The line of credit bears interest at the bank's prime interest rate (8.50% at December 31, 1997). The line of credit expires on June 30, 1998 at which time the Company expects that it will be renewed.

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company must comply with one covenant, the ratio of total liabilities to tangible net worth. At December 31, 1997 the Company was in compliance with this covenant.

    As of December 31, 1997, there were no borrowings outstanding under the line of credit and outstanding letters of credit were approximately $1.2 million ($1.1 million of which related to a standby letter of credit for self-insured workers' compensation).

LEASE COMMITMENTS

    The Company leases various facilities under operating leases which expire at various dates through 2005. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1995, 1996 and 1997 was approximately $5.1 million, $5.6 million and $7.3 million, respectively.

    As of December 31, 1997, the minimum annual rentals payable under all non-cancelable operating leases were as follows:

                                                                                   (AMOUNTS IN
                                                                                   THOUSANDS)
                                                                                   -----------
Year ending December 31:
      1998.......................................................................   $   7,731
      1999.......................................................................       7,514
      2000.......................................................................       7,361
      2001.......................................................................       6,057
      2002.......................................................................       5,424
      Thereafter.................................................................      13,935
                                                                                   -----------
                                                                                    $  48,022
                                                                                   -----------
                                                                                   -----------

    In addition, the Company also leases certain retail facilities on a month-to-month basis. The aggregate monthly rental payments for month-to-month leases at December 31, 1997 were approximately $52,000.

WORKERS' COMPENSATION

    Effective August 11, 1993, the Company became self insured as to workers' compensation claims. The Company carries excess workers' compensation insurance which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. Through March 2, 1998, the Company has not made a claim against the policy. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. Incurred but not reported claims are estimated and accrued based on the Company's experience and the experience of a third-party administrator. At December 31, 1997, the Company had accrued approximately $1.1 million for estimated workers' compensation claims.

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In connection with the self-insurance of workers' compensation, the Company is required, by the State of California, to maintain a standby letter of credit. As of December 31, 1997, there was $1.1 million under the standby letter of credit.

    The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on the Company's financial position or its results of operations.

10.  STOCK OPTION PLAN

    The Company's 1996 Stock Option Plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 1,250,000 shares of common stock. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of three outside members of the board of directors (the "Committee"). Options vest over a three year period, 33 1/3% one year from the date of grant and 33 1/3% per year thereafter. Options expire ten years from the date of grant.

    The following table summarizes stock options available for grant.

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1997
                                                                   ------------  ------------
Beginning Balance................................................            --       688,938
Authorized.......................................................     1,250,000            --
Granted..........................................................     (638,500)     (708,564)
Canceled.........................................................        77,438        32,826
                                                                   ------------  ------------
Available for future grant.......................................       688,938        13,200
                                                                   ------------  ------------
                                                                   ------------  ------------

    A summary of the status of the Plan for the years ended December 31, 1996 and 1997 follows:

                                                                              DECEMBER 31, 1996      DECEMBER 31, 1997
                                                                            ---------------------  ----------------------
                                                                                        WEIGHTED                WEIGHTED
                                                                                        AVERAGE                 AVERAGE
                                                                                        EXERCISE                EXERCISE
                                                                             SHARES      PRICE       SHARES      PRICE
                                                                            ---------  ----------  ----------  ----------
Outstanding at the beginning of the year..................................         --   $      --     561,062   $    8.85
Granted...................................................................    638,500        8.84     708,564       17.65
Exercised.................................................................         --          --    (57,565)        8.75
Canceled..................................................................   (77,438)        8.79    (32,826)       13.59
                                                                            ---------              ----------
Outstanding at the end of the year........................................    561,062        8.85   1,179,235       13.97
                                                                            ---------              ----------
                                                                            ---------              ----------
Exercisable at the end of the year........................................         --          --     132,715   $    8.89
                                                                            ---------  ----------  ----------  ----------
                                                                            ---------  ----------  ----------  ----------
Weighted average fair value of options granted during the year............              $    4.53               $   14.44
                                                                                       ----------              ----------
                                                                                       ----------              ----------

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

10.  STOCK OPTION PLAN (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997.

                                                 WEIGHTED         WEIGHTED                  WEIGHTED
                                                  AVERAGE          AVERAGE                   AVERAGE
          RANGE OF               OPTIONS         REMAINING        EXERCISE      OPTIONS     EXERCISE
       EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE     PRICE
-----------------------------  -----------  -------------------  -----------  -----------  -----------
            $8.79                 479,986              8.3        $    8.79      127,933    $    8.79
       $10.70--$11.15              13,500              8.8            11.00        4,500        11.00
           $14.55                   3,750              9.2            14.55           --           --
       $17.60--$18.50             675,249              9.4            17.60          282        17.60
       $21.30--$21.75               3,000              9.5            21.53           --           --
           $26.50                   3,750              9.8            26.50           --           --
                               -----------                                    -----------
                                1,179,235              8.9            13.97      132,715         8.89
                               -----------                                    -----------
                               -----------                                    -----------

    The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, the expected impact on the Company's financial statements is included in this expanded footnote disclosure.

    Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income and earnings per share amounts as follows for the years ended December 31, 1996 and 1997 (amounts in thousands, except for per share data):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Additional compensation expense.........................................  $     850  $   3,112
Pro forma net income....................................................     20,227     17,083
Pro forma earnings per share:
      Basic.............................................................  $    1.26  $    0.92
      Diluted...........................................................  $    1.15  $    0.91

    These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Risk free interest rate...............................................        5.0%        5.4%
Expected life.........................................................   5.6 years    10 years
Expected stock price volatility.......................................         28%         77%
Expected dividend yield...............................................        none        none

                              99 CENTS ONLY STORES

                               DECEMBER 31, 1997

11.  INVESTMENT IN UNIVERSAL INTERNATIONAL, INC.

    In November 1997, the Company acquired approximately 48% of the outstanding common stock of Universal International, Inc. ("Universal") for $4 million in cash and inventory. The investment in Universal is accounted for using the equity method of accounting. The investment is increased (reduced) by a credit (charge) to income for 48% of the Universal income (loss). Summary information relating to the results of operations and the financial condition of Universal for fiscal 1997 is as follows (amounts in thousands):

Sales............................................................  $  68,705
Net loss.........................................................   (11,887)
Total assets.....................................................     31,388
Shareholders' equity.............................................      8,601

    During the period from the purchase of 48% of the Universal common stock to December 31, 1997, the Company did not have any sales to Universal. During the same period, the Company shipped approximately $1.2 million of inventory to Universal towards fulfillment of the initial acquisition price.

    In February 1998, the Company announced a proposal to acquire all of the issued and to-be-issued shares of the common stock of Universal and Odd's-N-End's Inc. ("Odd's-N-End's")(approximately 41% of Odd's-N-End's is owned by Universal). If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal approximately 305,800 shares of the Company's common stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. As of December 31, 1997, Universal had a note receivable due from Odd's-N-End's of approximately $8.7 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Universal International, Inc.:

    We have audited the accompanying consolidated balance sheet of Universal International, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced negative operating results and liquidity constraints that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule for the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
March 6, 1998

                         UNIVERSAL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

CURRENT ASSETS:
  Cash............................................................................  $   1,053
  Accounts receivable, net of allowance of $480...................................        312
  Inventories.....................................................................     18,901
  Other current assets............................................................      2,105
                                                                                    ---------
    Total current assets..........................................................     22,371
                                                                                    ---------

EQUIPMENT AND IMPROVEMENTS, net...................................................      8,880
OTHER ASSETS......................................................................        137
                                                                                    ---------
                                                                                    $  31,388
                                                                                    ---------
                                                                                    ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings under revolving credit agreement.....................................  $   9,270
  Current portion of long-term debt...............................................        634
  Accounts payable................................................................      7,014
  Accrued expenses................................................................      4,348
                                                                                    ---------
    Total current liabilities.....................................................     21,266
                                                                                    ---------
DEFERRED INCOME TAXES.............................................................         27
LONG-TERM DEBT, less current portion..............................................      1,494
                                                                                    ---------
    Total liabilities.............................................................     22,787
                                                                                    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value, 75,000 shares authorized; 9,393 shares issued and
    outstanding...................................................................        470
  Additional paid-in capital......................................................     26,692
  Accumulated deficit.............................................................    (18,561)
                                                                                    ---------
                                                                                        8,601
                                                                                    ---------
                                                                                    $  31,388
                                                                                    ---------
                                                                                    ---------

The accompanying notes are an integral part of this consolidated balance sheet.

                         UNIVERSAL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NET SALES.........................................................................  $  68,705
COST OF GOODS SOLD................................................................     39,229
                                                                                    ---------
  Gross profit....................................................................     29,476
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......................................     35,483
                                                                                    ---------
  Operating loss..................................................................     (6,007)
INTEREST EXPENSE AND OTHER........................................................     (1,372)
                                                                                    ---------
  Loss before non-controlling interest, income taxes, and discontinued
    operations....................................................................     (7,379)
NON-CONTROLLING INTEREST IN SUBSIDIARY'S NET LOSS.................................     --
                                                                                    ---------
  Loss before income taxes and discontinued operations............................     (7,379)
INCOME TAX EXPENSE................................................................     --
                                                                                    ---------
LOSS FROM CONTINUING OPERATIONS...................................................     (7,379)
LOSS FROM DISCONTINUED OPERATIONS.................................................     (4,508)
                                                                                    ---------
NET LOSS..........................................................................  $ (11,887)
                                                                                    ---------
                                                                                    ---------
BASIC LOSS PER COMMON SHARE:
  From Continuing Operations:.....................................................  $   (1.35)
  From Discontinued Operations:...................................................       (.83)
                                                                                    ---------
                                                                                    $   (2.18)
                                                                                    ---------
                                                                                    ---------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic...........................................................................      5,456
                                                                                    ---------
                                                                                    ---------

   The accompanying notes are an integral part of this consolidated financial statement.

                         UNIVERSAL INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

                                                               COMMON STOCK
                                                         ------------------------  ADDITIONAL                    TOTAL
                                                                          PAR        PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                                           SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                         -----------  -----------  -----------  ------------  ------------
BALANCE, December 31, 1996.............................       4,893    $     245    $  22,917    $   (6,674)   $   16,488
    Issuance of Common Stock...........................       4,500          225        3,775        --             4,000
    Net loss...........................................      --           --           --           (11,887)      (11,887)
                                                              -----        -----   -----------  ------------  ------------
BALANCE, December 31, 1997.............................       9,393    $     470    $  26,692    $  (18,561)   $    8,601
                                                              -----        -----   -----------  ------------  ------------
                                                              -----        -----   -----------  ------------  ------------

   The accompanying notes are an integral part of this consolidated financial statement.

                         UNIVERSAL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

                             (AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $ (11,887)
  Adjustments to reconcile net loss to net cash used in continuing operations:
    Loss from discontinued operations.............................................      4,508
    Depreciation and amortization.................................................      1,249
    Provision for inventory obsolescence and shrinkage............................      1,151
    Provision for losses on store closings........................................        296
    Non-controlling interest in subsidiary's net loss.............................     --
    Changes in operating assets and liabilities:
      Inventories.................................................................     (6,499)
      Other current assets........................................................         56
      Accounts payable............................................................        557
      Accrued expenses............................................................      1,184
                                                                                    ---------
          Net cash used in operating activities...................................     (9,385)
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and improvements.........................................       (506)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under revolving credit agreements......................     83,329
  Payments on borrowings under revolving credit agreements........................    (81,850)
  Issuance of common stock........................................................      2,000
  Proceeds from long-term debt....................................................      1,873
  Payments of long-term debt......................................................     (2,032)
                                                                                    ---------
          Net cash provided by financing activities...............................      3,320
                                                                                    ---------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS......................................      7,103
                                                                                    ---------
NET INCREASE IN CASH..............................................................        532
CASH, beginning of year...........................................................        521
                                                                                    ---------
CASH, end of year.................................................................  $   1,053
                                                                                    ---------
                                                                                    ---------

   The accompanying notes are an integral part of this consolidated financial statement.

                         UNIVERSAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

    Universal International, Inc. (the Company) acquires close-out merchandise from company overstocks, business liquidations and other sources and sells this merchandise through its retail operations.

    The Company's wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), operates 56 variety close-out retail stores in eight states in the upper Midwest and in Texas as of December 31, 1997. These stores are located in strip shopping centers and enclosed shopping malls. The stores offer close-out consumer products.

    The Company has an approximate 41% equity investment in Odd's-N-End's, Inc. ("Odd's-N-End's"), which operates 22 variety close-out retail stores in New York state. The Company also has control over the day-to-day operations of Odd's-N-End's and as a result, Odd's-N-End's financial information is fully consolidated with that of the Company.

SIGNIFICANT ACCOUNTING POLICIES:

    REVENUE RECOGNITION:

    The Company recognized revenue for its wholesale operations upon shipment of merchandise to customers and recognizes revenue for its retail operations upon sale of merchandise.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as, the full consolidation of the accounts of Odd's-N-End's. All significant intercompany accounts and transactions have been eliminated in consolidation.

    STORE PRE-OPENING COSTS:

    Purchases of equipment and the costs of leasehold improvements are capitalized. All other costs associated with the opening of new stores are charged to expense as incurred.

    INVENTORIES:

    Inventories, consisting of finished goods merchandise held for sale, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The retail inventory method is utilized by the retail operations.

    EQUIPMENT AND IMPROVEMENTS:

    Equipment and improvements are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts and the resulting gain or loss is included in the results of operations.

    Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives or related lease terms of the assets.

                         UNIVERSAL INTERNATIONAL, INC.

                               DECEMBER 31, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    ADVERTISING COSTS:

    Advertising costs are expensed as incurred. Advertising expense, including costs incurred by Odd's-N-End's, totaled $3,944 for the year ended December 31, 1997.

    INCOME TAXES:

    The Company accounts for income taxes using the liability method. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    NET LOSS PER COMMON SHARE:

    Net loss per share calculations are in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted per share computations for the year ended December 31, 1997 have not been presented as the effect would be anti-dilutive.

    USE OF ESTIMATES:

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowances for obsolete inventories, uncollectible accounts receivable and inventory shrink reserves, as well as the assessment of impairment related to long-lived assets.

    OTHER COMPREHENSIVE INCOME:

    The Company has no significant items of other comprehensive income.

2.  GOING CONCERN:

    The Company's viability as a going concern is dependent upon obtaining additional financing, maintaining its current credit facility and ultimately, a return to profitability.

    During 1997, the Company was unable to pay its vendors within normal trade terms as it experienced continued net losses and a substantial decline in consolidated net worth. As a result, management focused its efforts on obtaining additional financing, and in November 1997, the Company issued 4.5 million shares of Common Stock to 99 CENTS Only Stores for $4 million, of which $2 million was paid in cash and $2 million in merchandise credits. Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores.

                         UNIVERSAL INTERNATIONAL, INC.

                               DECEMBER 31, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  GOING CONCERN: (CONTINUED)
    Subsequent to December 31, 1997, the Company's lender waived compliance by the Company of its consolidated tangible net worth covenant through March 30, 1998. However, management does not believe that the Company will be in compliance with this covenant as of March 31, 1998. This condition, as well as the Company's operating results and negative operating cash flow, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is currently in the process of negotiating with the lender to obtain another waiver of the consolidated tangible net worth covenant. In addition, management believes that 99 CENTS Only Stores will provide sufficient financing to satisfy the Company's planned operating requirements through December 31, 1998. Management's plans to return operations to profitability include planned increases in sales from remerchandising the retail stores and from providing an uninterrupted supply of merchandise; reduction of store operating costs, such as advertising, freight and supplies; and further reductions of corporate overhead costs.

    There can be no assurance that the Company will obtain a waiver from the lender or that 99 CENTS Only Stores will provide sufficient financing to operate the Company through December 31, 1998. In addition, there can be no assurance that management's plans to return operations to profitability will be successful.

3.  DISCONTINUED OPERATIONS:

    During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell Asset-Based Services, which sale was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and prior years financial statements have been restated to reflect the discontinuation of these segments. Wholesale revenues for 1997 were $14,203 and Asset-Based Services revenues for 1997 were $943. No interest expense was allocated to discontinued operations as all amounts incurred were in support of continuing operations.

4.  INVESTMENT IN ODD'S-N-END'S:

    The Company has entered into an agreement, as amended, to advance up to $10,000 to Odd's-N-End's, collateralized by a secondary interest in substantially all assets of Odd's-N-End's, with interest payable at prime plus 2.5%.

    During 1996, the non-controlling interest in Odd's-N-End's was reduced to $0 due to losses incurred by Odd's-N-End's. As a result, during 1996, the Company began recording the entire amount of Odd's-N-End's net loss, and such losses totaled $2,630 through December 31, 1997.

                         UNIVERSAL INTERNATIONAL, INC.

                               DECEMBER 31, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  OTHER FINANCIAL STATEMENT DATA:

    The following provides additional disclosures for selected consolidated balance sheet accounts:

Equipment and improvements:
  Fixtures and equipment......................................................  $   8,369
  Leasehold improvements......................................................      5,234
                                                                                ---------
                                                                                   13,603
  Less accumulated depreciation and amortization..............................     (4,723)
                                                                                ---------
                                                                                $   8,880
                                                                                ---------
                                                                                ---------

Accrued expenses:
  Accrued payroll.............................................................  $   1,072
  Unremitted sales tax........................................................        619
  Other.......................................................................      2,657
                                                                                ---------
                                                                                $   4,348
                                                                                ---------
                                                                                ---------

    The following provides supplemental disclosures of consolidated cash flow information:

Cash paid during the year for:
  Interest....................................................................  $   1,293
  Income taxes................................................................     --

Noncash disclosures:
  Disposal of inventories, equipment and improvements related to store
    closings..................................................................        140
  Common stock issued for inventories.........................................      2,000

6.  DEBT:

    REVOLVING CREDIT AGREEMENT:

    At December 31, 1996, the Company had a $16,000 revolving credit agreement with a financial institution. During the first quarter of 1997, the Company defaulted on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12,500 and increased the interest rate on outstanding borrowings to prime plus 3.5%. The lender further reduced the credit line to $10,000 as of May 31, 1997.

    In June 1997 the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and the then existing Odd's-N-End's bank notes payable of $1,300. Under the new revolving credit agreement, as amended, the Company may borrow up to $14,000 (seasonally adjusted to the $16,750 for the fourth quarter of 1997) against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at December 31, 1997 was 8.5%). The Company also obtained $1,873 of term loan financing from the new lender, which is included in the total line limit. The amount available at December 31, 1997, based on the borrowing base, was $13,244, of which there were outstanding borrowings of $9,270, outstanding borrowings on the fixture loan of $1,678, and outstanding letters of credit of $499.

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  DEBT:

    LONG-TERM DEBT:

    Long-term debt consists of the following:

Note payable--bank, due in monthly installments of $39 plus interest of prime plus 2% (10.5% at December
  31, 1997) remaining balance due June 30, 1999..........................................................  $   1,678
Capital lease obligations payable in various monthly installments through August 2000, including interest
  at 5.0% to 11.1%.......................................................................................        450
                                                                                                           ---------
                                                                                                               2,128
  Less current portion...................................................................................       (634)
                                                                                                           ---------
                                                                                                           $   1,494
                                                                                                           ---------
                                                                                                           ---------

    Scheduled future maturities of long-term debt are as follows:

Year Ending December 31:
1998.............................................................................  $     634
1999.............................................................................      1,342
2000.............................................................................        152
                                                                                   ---------
                                                                                   $   2,128
                                                                                   ---------
                                                                                   ---------

    Future minimum lease payments under capital lease obligations are as follows:

Year Ending December 31:
1998...............................................................................  $     208
1999...............................................................................        155
2000...............................................................................        161
                                                                                     ---------
                                                                                           524
Less interest......................................................................        (74)
                                                                                     ---------
Present value of minimum lease payments............................................  $     450
                                                                                     ---------
                                                                                     ---------

7.  INCOME TAXES:

    At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $13,900 and apportioned state net operating loss carryforwards of approximately $11,500 available to offset against future taxable income.

    The federal net operating loss carryforwards expire as follows:

2008..................................................................
2009..................................................................   $   1,100
2010..................................................................      --
2011..................................................................       3,000
2012..................................................................       9,800
                                                                        -----------
Total.................................................................   $  13,900
                                                                        -----------
                                                                        -----------

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  INCOME TAXES: (CONTINUED)
    Temporary differences reflected in the Company's balance sheet consisted of the following:

Inventories............................................................  $     597
AMT credit carryover...................................................        152
NOL carryover..........................................................      5,569
Other..................................................................        268
Depreciation...........................................................       (693)
Deferred tax valuation allowance.......................................     (5,920)
                                                                         ---------
  Net deferred taxes...................................................  $     (27)
                                                                         ---------
                                                                         ---------

8.  COMMITMENTS:

    OPERATING LEASES:

    The Company is committed under long-term operating leases for the rental of its office and warehouse facilities and retail store locations. The main facility lease expires on July 31, 2000 and contains a right of first refusal to purchase the facility.

    The terms for the retail store leases range from one to ten years with the leases structured so that the Company generally can extend, at its option, the terms of the leases to a total of ten years. The Company is also required to pay additional rent for some of the retail store locations based on a percentage of sales and, in most cases, real estate taxes and other expenses. Additional rent incurred was not significant in 1997.

    Total rent expense under all leases, for the year ended December 31, 1997 was $8,158, including percentage rent, real estate taxes and other rental pass through expenses.

    As of December 31, 1997, future minimum lease payments (excluding real estate taxes, other rental pass through expenses and percentage rents) due under existing noncancellable operating leases, with remaining terms of greater than one year are as follows:

1998...........................................................................  $   4,966
1999...........................................................................      4,624
2000...........................................................................      3,483
2001...........................................................................      2,049
2002...........................................................................      1,155
Thereafter.....................................................................        581
                                                                                 ---------
                                                                                 $  16,858
                                                                                 ---------
                                                                                 ---------

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  EMPLOYEE BENEFIT PLANS:

    STOCK OPTIONS:

    The Company has reserved 450 shares of common stock for issuance under the 1990 Stock Option Plan (the Plan), as amended in 1996. Options granted under the Plan can be either incentive stock options or nonqualified stock options. The Board of Directors has the authority to grant options and set the terms. The options are granted at fair market value on the date of grant.

    The Plan also provides for the issuance of stock appreciation rights (SARs) and restricted stock awards. No SARs or restricted stock awards have been issued as of December 31, 1997.

    All stock options under the Plan have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, stock options vest in equal annual portions over five years.

    In addition to the options under the Plan, the Company has granted nonqualified stock options to certain officers and directors. All nonqualified stock options have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, nonqualified stock options vest in equal annual portions over a maximum four-year period.

    A summary of changes in outstanding stock options is as follows:

                                                                                 1990 PLAN                NONQUALIFIED
                                                                          ------------------------  ------------------------
                                                                                        WEIGHTED                  WEIGHTED
                                                                                         AVERAGE                   AVERAGE
                                                                            OPTION      EXERCISE      OPTION      EXERCISE
                                                                            SHARES        PRICE       SHARES        PRICE
                                                                          -----------  -----------  -----------  -----------
Balance, December 31, 1996..............................................         313         3.23          786         3.40
Options canceled........................................................        (164)        2.68         (228)        4.63
Options granted.........................................................         263         1.54          125         1.13
                                                                                 ---        -----          ---        -----
Balance, December 31, 1997..............................................         412    $    2.37          683    $    2.57
                                                                                 ---        -----          ---        -----
                                                                                 ---        -----          ---        -----
Options exercisable:
December 31, 1997.......................................................          59         2.94          583         2.20

    Proforma disclosures of net loss and net loss per common share as if the fair value based method of accounting for stock options had been applied are as follows:

                                                                                      1997
                                                                                   ----------
Net loss:                                   As reported..........................  $  (11,887)
                                            Pro forma............................     (12,391)
Net loss per common share:                  As reported
                                            Basic................................  $    (2.18)
                                            Pro forma
                                            Basic................................       (2.27)

    The fair value of each employee and director stock option has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997: risk-free interest rates of 6.27% expected volatility of 204%; expected life of one to five years; and no dividend yields. The pro forma disclosures may not be representative of the effects on net earnings in future years

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  EMPLOYEE BENEFIT PLANS: (CONTINUED)
because the disclosures do not consider pro forma compensation expense related to grants made prior to 1995.

    PROFIT SHARING AND 401(K) PLAN:

    The Company maintains a defined contribution profit sharing plan covering employees who meet certain age and service requirements and which contains provisions for a savings portion to be qualified under Internal Revenue Code
Section 401(k). Participants in the savings portion of the plan may contribute up to 15 percent of annual compensation. The Company contributes discretionary amounts to both the profit sharing and savings portions of the plan. The total Company contributions to the defined contribution plan were $32 in 1997.

10.  STOCKHOLDERS' RIGHTS PLAN:

    In June 1996, the Company adopted a stockholder rights plan, pursuant to which the Company declared a dividend distribution of one Common Stock Purchase Right for each outstanding share of the Company's Common Stock. Each Right entitles the stockholder to purchase one share of Common Stock at a price of $25 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated April 19, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.

11.  CONTINGENCIES:

    The Company is a defendant in various claims and disputes arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

12.  SUBSEQUENT EVENT:

    Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores. As proposed, 99 CENTS Only Stores would issue to the stockholders of the Company one share of common stock of 99 CENTS Only Stores for each 16 shares of the Company's Common Stock. In addition, subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Board of Directors of Odd's-N-End's to acquire all outstanding shares of Common Stock of Odd's-N-End's not owned by the Company for cash of approximately $830,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth on page 32 of this Form 10-K.

2. Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

3. Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

4.  Reports on Form 8-K. A Report on Form 8-K was filed on February 19, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                99 CENTS ONLY STORES

                                By:               /s/ ERIC SHIFFER
                                     -----------------------------------------
                                                   Eric Schiffer
                                        SENIOR VICE PRESIDENT OF FINANCE AND
                                                     OPERATIONS
                                                   AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934 this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

        /s/ DAVID GOLD          Chairman of the Board,
------------------------------    Chief Executive Officer     March 30, 1998
          David Gold              and President

       /s/ HOWARD GOLD          Senior Vice President of
------------------------------    Distribution and            March 30, 1998
         Howard Gold              Director

                                Senior Vice President of
        /s/ JEFF GOLD             Real Estate and
------------------------------    Information Systems and     March 30, 1998
          Jeff Gold               Director

      /s/ ERIC SCHIFFER         Senior Vice President of
------------------------------    Finance and Operations      March 30, 1998
        Eric Schiffer             and Director

       /s/ ANDY FARINA
------------------------------   Chief Financial Officer      March 30, 1998
         Andy Farina

    /s/ LAWRENCE GLASCOTT
------------------------------           Director             March 30, 1998
      Lawrence Glascott

     /s/ MARVIN L. HOLEN
------------------------------           Director             March 30, 1998
       Marvin L. Holen

       /s/ BEN SCHWARTZ
------------------------------           Director             March 30, 1998
         Ben Schwartz

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 99 CENTS Only Stores:

    We have audited in accordance with generally accepted auditing standards, the financial statements of 99 CENTS Only Stores included in this Form 10-K and have issued our report thereon dated March 2, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
March 2, 1998

                              99 CENTS ONLY STORES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                                      AMOUNTS IN THOUSANDS
                                                                         BEGINNING                              END OF
                                                                          OF YEAR     PROVISION    REDUCTION     YEAR
                                                                        -----------  -----------  -----------  ---------
For the year ended December 31, 1997:
  Allowance for doubtful account......................................   $     211           --    $      33   $     178
  Inventory reserve...................................................       4,052           --          290       3,762

For the year ended December 31, 1996:
  Allowance for doubtful account......................................   $      34    $     237    $      60   $     211
  Inventory reserve...................................................       4,085           --           33       4,052

For the year ended December 31, 1995:
  Allowance for doubtful account......................................          42           --            8          34
  Inventory reserve...................................................       4,085           --           --       4,085

For the year ended December 31, 1994:
  Allowance for doubtful account......................................   $     111           --    $      69   $      42
  Inventory reserve...................................................       2,435        1,650           --       4,085

                         UNIVERSAL INTERNATIONAL, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

COLUMN A                                                             COLUMN B     COLUMN C     COLUMN D     COLUMN E
------------------------------------------------------------------  -----------  -----------  -----------  -----------

                                                                    BALANCE AT    ADDITIONS   DEDUCTIONS     BALANCE
                                                                     BEGINNING   CHARGED TO      FROM        AT END
DESCRIPTION                                                          OF PERIOD     EXPENSE     ALLOWANCE    OF PERIOD
------------------------------------------------------------------  -----------  -----------  -----------  -----------
  Allowance for doubtful accounts (deducted from accounts
    receivable)...................................................   $     200    $     575    $     295    $     480
  Inventory obsolescence and shrink reserve (deducted from
    inventory)....................................................   $   1,017    $   1,347    $   1,611    $     753
  Store closing allowance.........................................   $      74    $     296    $     140    $     230

EXHIBIT INDEX

   EXHIBIT
    NUMBER   EXHIBIT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Articles of Incorporation of the Registrant.(1)
       3.2   Amended and Restated Bylaws of the Registrant.(1)
       4.1   Specimen certificate evidencing Common Stock of the Registrant.(1)
      10.1   Form of Indemnification Agreement and Schedule of Indemnified Parties.(1)
      10.2   [Reserved]
      10.3   Form of Tax Indemnification Agreement, between and among the Registrant and the Existing
               Shareholders.(1)
      10.4   1996 Stock Option Plan.(1)
      10.5   Lease for 730 West Foothill Boulevard, Azusa, California, dated as of December 1, 1995, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended(1).
      10.6   Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the
               Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
      10.7   Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the
               Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)
      10.8   Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the
               Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)
      10.9   Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)
     10.10   Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)
     10.11   Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard
               Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the
               Registrant as Tenant, as amended.(1)
     10.12   Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the
               Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
     10.13   Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as
               Landlord, as amended.(1)
     10.14   Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the
               Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire
               Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as
               Tenant and David and Sherry Gold as Landlord, as amended.(1)
     10.15   Lease for 8625 Woodman Avenue, Arlets, California, dated as of July 8, 1993, by and between the
               Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
     10.16   Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between
               HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)
     10.17   Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the
               Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
    10.18.   Master Lease for 4000 East Union Pacific Avenue, City of Commerce, California ("Warehouse and
               Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter
               Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing,
               Inc. with respect to the Lease Guaranty.(1)
     10.10   Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ
               Gold, Inc.(1)

   EXHIBIT
    NUMBER   EXHIBIT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.20   North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the
               Registrant.(1)
     10.21   Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ
               Gold, Inc. as Landlord and the Registrant as Tenant.(1)
     10.22   Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and
               Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
     10.23   Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David
               Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
     10.24   Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by
               David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
     10.25   Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard
               Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
      11.1   Statements Regarding Computation of Per Share Earnings*
      21.1   Subsidiaries of the Registrant.(1)
      23.1   Consent of Arthur Andersen LLP.*
      23.2   Consent of Arthur Andersen LLP.*
      27.1   Financial Data Schedule*
      27.2   Financial Data Schedule*
      27.3   Financial Data Schedule*

------------------------

*   Filed herewith

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.