Form 10-Q
period 1998-03-31
99 CENTS ONLY STORE
filed 1998-05-15
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Common Stock, No Par Value, 18,587,841 Shares as of MARCH 31, 1998





PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        99 Cents Only Stores
                           Balance Sheets
                       (Amounts In Thousands)



                                            MARCH 31,    December 31,
                                                 1998            1997
                                          (Unaudited)
                                           ----------      ----------
Assets

Current assets:
Cash................................           $2,338            $882
Short-term investments..............           33,084          32,584
Accounts receivable, net of
allowance for doubtful accounts of
$152 and $178 as of March 31, 1998
and December 31, 1997,
respectively......................              2,718           1,510
Inventories.........................           43,598          43,114
Other...............................            2,155             673
                                             --------        --------
Total current assets................           83,893          78,763

Property and equipment, at cost:
Land................................            8,072           8,072
Building and improvements...........           10,804          10,804
Leasehold improvements..............           13,008          10,986
Fixtures and equipment..............            8,712           8,473
Transportation equipment............              711             558
Construction in progress............              623             776
                                             --------        --------
                                               41,930          39,669
Less - accumulated depreciation
       and amortization.............         (11,195)        (10,228)
                                             --------        --------
Total property and equipment, net...           30,735          29,441

Other assets:
Deferred income taxes...............            5,947           5,947
Investment in Universal.............            2,594           3,708
Deposits............................              234             234
Other...............................            2,167           1,120
Receivable from affiliated entity...              780             230
                                             --------        --------
                                               11,722          11,239

                                             --------        --------
Total assets........................         $126,350        $119,443
                                             ========        ========

The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                               Balance Sheets
                           (Amounts In Thousands)



                                                  March  31,    December 31,
                                                        1998            1997
                                                 (Unaudited)
                                                  ----------      ----------
Liabilities and Shareholders' Equity

Current liabilities:
Current portion of capital
  lease obligation.......................               $716            $704
Accounts payable.........................              6,639           5,534
Accrued expenses:
  Payroll and payroll related............                457           1,352
  Sales tax..............................              1,131           1,467
  Liability for claims...................                343             396
  Other..................................                 54             824
  Workers' compensation..................              1,115           1,091
  Income taxes payable...................              3,447             211
                                                    --------        --------
Total current liabilities................             13,902          11,579

Long-term liabilities:
Deferred rent............................              1,494           1,476
Accrued interest on capitalized lease
  Obligation.............................              2,224           2,075
Capital lease obligation, net of
  current portion........................              7,821           8,005
                                                    --------        --------
                                                      11,539          11,556
Commitments and contingencies............                  -               -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none..........                  -               -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 18,587,841
  shares at March 31, 1998 and
  18,587,759 shares at December 31, 1997.             66,267          66,207
  Retained earnings......................             34,642          30,101
                                                    --------        --------
Total shareholders' equity...............            100,909          96,308
                                                    --------        --------
Total liabilities and shareholders' equity          $126,350        $119,443
                                                    ========        ========

The accompanying notes are an integral part of these balance sheets.


                        99 Cents Only Stores
                        Statements of Income
                            (Unaudited)
       (Amounts In Thousands Except Earnings Per Share Data)

                                           Three Months Ended
                                                March 31,

                                               1998           1997
                                           --------       --------
Net sales:
99 Cents Only Stores................        $51,482        $39,168
Bargain Wholesale...................         11,400         11,576
                                           --------       --------
Net sales...........................         62,882         50,744
Cost of sales.......................         39,839         33,328
                                           --------       --------
Gross profit........................         23,043         17,416
Selling, general and
  administrative expenses...........         14,424         11,331
                                           --------       --------
Operating income....................          8,619          6,085

Interest income (expense), net......            215            151
                                           --------       --------
Income before (loss) from minority
  Interest..........................          8,834          6,236
(Loss) from minority interest.......          (742)              -
                                           --------       --------
Income before provision for
  Income taxes......................          8,092          6,236

Provision for income taxes..........          3,551          2,560
                                           --------       --------
Net income..........................         $4,541         $3,676
                                           ========       ========

Earnings per common share:
     Basic                                    $0.24          $0.20
     Diluted                                  $0.24          $0.20

Weighted average number of common
  shares outstanding:
     Basic                                   18,582         18,521
     Diluted                                 18,964         18,731


The accompanying notes are an integral part of these statements.






                            99 Cents Only Stores
                          Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                        Three Months Ended
                                                             March 31,
                                                            1998        1997
                                                        --------    --------

Cash flows from operating activities:
Net income ......................................         $4,541      $3,676
Adjustment to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization......................          999         624

Changes in asset and liabilities
  Associated with operating activities:
Accounts receivable................................      (1,208)       (509)
Short-term investments.............................        (500)       (329)
Inventories........................................        (484)       (332)
Other current assets...............................      (1,482)       (212)
Other assets.......................................      (1,629)           -
Accounts payable...................................        1,105       (888)
Accrued expenses...................................      (2,054)       (152)
Workers' compensation..............................           24        (45)
Income taxes payable...............................        3,236       2,423
Deferred rent......................................           18          10
Accrued interest...................................          149         140
                                                        --------    --------
Net cash provided by operating activities                  2,715       4,406

Cash flows from investing activities:
Purchase of property and equipment.................      (2,261)     (1,817)
Investment in Universal ...........................        1,114           -
                                                        --------    --------
Net cash used in investing activities..............      (1,147)     (1,817)

Cash flows from financing activities:
Payments of capital lease obligation...............        (172)       (160)
Net proceeds from exercise of stock options........           60           -
                                                        --------    --------
Net cash used in financing activities.............         (112)       (160)
Net increase in cash...............................        1,456       2,429
Cash, beginning of period..........................          882       3,375
                                                        --------    --------
Cash, end of period................................       $2,338      $5,804
                                                        ========    ========
The accompanying notes are an integral part of these statements.






                            99 CENTS ONLY STORES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1997 audited and pro forma financial statements and notes thereto included in the Company's Form 10-K dated March 26, 1998, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

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


2.  Earnings Per Common Share

      Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings per share amounts for 1997 have been restated to reflect the adoption of SFAS No. 128.












      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three month periods ended March 31, follows (amounts in thousands):

                                              1998    1997
                                              -----   -----
Weighted average number of common shares     18,582  18,521
outstanding-Basic.......................
Dilutive effect of outstanding stock            382     210
options.................................
                                             ------  ------
Weighted average number of common shares     18,964  18,731
outstanding-Diluted.....................
                                            ======  ======




3.  Investment in Universal International, Inc.

      In November 1997, the Company acquired approximately 48% of the outstanding common stock of Universal International, Inc. ("Universal") for $4 million in cash and inventory. The investment in Universal is accounted for using the equity method of accounting. The investment is increased (reduced) by a credit (charge) to income for 48% of the Universal income
(loss). Summary information relating to the results of operations and the financial condition of Universal for fiscal 1997 and for the first three months of 1998 and 1997 are as follows (amounts in thousands):

                          March 31   March 31  December 31,
                              1998       1997          1997
                              -----      -----         -----
Sales.................      $15,501    $13,579       $68,705
Net loss..............      (1,553)    (2,440)      (11,887)
Total assets..........       32,812     41,427        31,388
Shareholders' equity..        6,828     14,048         8,601


     During the period from the purchase of 48% of the Universal common stock to March 31, 1998, the Company had made $1.3 million in advances to Universal.

     In February 1998, the Company announced a proposal to acquire all of the issued and to-be-issued shares of the common stock of Universal and Odd's-N-End's Inc. ("Odd's-N-End's")(approximately 41% of Odd's-N-End's is owned by Universal). If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal approximately 305,800 shares of the Company's common stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. As of March 31, 1998, Universal had a note receivable due from Odd's-N-End's of approximately $10.4 million. The transaction is expected to close by approximately July
1998. Included in the 99 Cents Only Stores results of operations for the three months ended March 31, 1998 is a $742 thousand charge representing the Company's 48% share of the Universal loss for the first quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 31, 1998, operates a chain of 54 deep-discount 99 Cents Only Stores. The Company's growth during the last three years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened ten stores in 1997. The Company opened two stores (including one relocation) in the first three months of 1998, one each in San Bernardino, California and North Hollywood, California and plans to open an additional 11 stores (including one relocation) during the remainder of the year. Of the additional stores planned for 1998, the Company has secured sites for five additional store locations.

      Bargain Wholesale's growth has been primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

      Comparable stores net sales increased 1.5% during the year in 1997 and for the first quarter of 1998. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store as long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

      During the past year, average net sales per estimated saleable square foot was $354 per square foot. As the Company targets larger locations for new store development it is expected that the sales per square foot will be negatively impacted. Existing stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 24 new stores (including two relocations in 1995 and one in 1996) that average over 19,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

      99 Cents Only Stores increased its net sales, operating income and net income in the first quarter of 1998. For the first quarter of 1998 it had net sales of $62.9 million, operating income of $8.6 million and net income of $4.5 million, representing a 23.9%, 41.6% and 23.5% increase over 1997, respectively.

Recent Developments

      In November 1997, the Company acquired approximately 48% of the outstanding Common Stock of Universal. In February 1998, the Company announced a proposal to acquire all of the issued and to-be-issued shares of the Common Stock of Universal and Odd's-N-End's. Together, these two companies operate 44 retail stores in Minnesota and the surrounding upper Midwest region, eight retail stores in Texas and 22 retail stores in upper New York State. If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal approximately 305,800 shares of the Company's Common Stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. Universal has a note receivable due from Odd's-N-End's of approximately $10.4 million.

     Currently the Company's ownership interest in Universal is accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for first quarter ended March 31, 1998 was ($742) thousand. Upon consummation of the acquisition of Universal, the Company will consolidate the results of operations of Universal with those of the Company, and will preliminarily record approximately $7.4 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. As a result, shareholders equity is likely to be lower and the amount of goodwill related to the acquisition of Universal is likely to be of a greater magnitude at the closing date compared to the current estimate of $7.4 million. The Company expects to continue to provide financial support to Universal through the date of closing through trade credit and other advances. Such amounts will be provided from the Company's ongoing cash flows from operations and its existing working capital.

      On March 31, 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission covering a public offering of an aggregate of 3,500,000 shares of Common Stock (4,025,000 shares if the underwriters' over-allotment option is exercised in full). Of the shares offered, the Company offered 750,000 newly issued shares (862,500 shares if the underwriters' over-allotment option is exercised in full). The offering was consummated as proposed on April 30, 1998. The net proceeds of the offering to the Company were $27.3 million. The Company did not receive any of the net proceeds from the sale of shares by the selling shareholders






     The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act concerning the Company's operations, expansion plans, economic performance, financial condition, the pending acquisitions of Universal and Odd's-N-End's and their effect on the Company's results of operations and the results of operations of Universal, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect". Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors, including certain risk factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to integrate Universal and Odd's-N-End's achieve anticipated operating synergies and to operate their stores at multiple price points and in different geographic locations, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors
(vii) dependence on key personnel and control for the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Three  Months Ended March 31, 1998 Compared to Three Months Ended  March  31,
1997

NET SALES: Net sales increased $12.1 million, or 23.9%, to $62.9 million in the 1998 period from $50.7 million in the 1997 period. 99 Cents Only Stores net sales increased approximately $12.3 million, or 31.4%, to $51.5 million in the 1998 period from $39.2 million in the 1997 period, and Bargain Wholesale net sales decreased $0.2 million, to $11.4 million in the 1998 period from $11.6 million in the 1997 period. The increase in 99 Cents Only Stores net sales was attributable to the net effect of four new larger stores opened and the closure of two smaller stores, the full quarter effect of 10 new stores opened in 1997, and a 1.5% increase in comparable same store sales in 1998. Comparable store sales were impacted by new store openings within a 3 mile radius of existing stores. The Bargain Wholesale net sales were affected negatively by currency exchange factors.

GROSS PROFIT: Gross profit increased approximately $5.6 million, or 32.3%, to $23.0 million in the 1998 period from $17.4 million in the 1997 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 36.6% in the 1998 period from 34.3% in the 1997 period. The 2.3% point increase in the gross profit margin is due to a higher proportion of retail net sales, which typically have a higher gross margin than wholesale sales and merchandise cost factors.



SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $3.1 million, or 27.3%, to 14.4 million in 1998 period from $11.3 million in 1997 period. This was primarily due to increased costs associated with new store growth. As a percentage of net sales, SG&A increased slightly to 22.9% from 22.3%. The increase as a percentage of net sales was primarily due to increased payroll costs primarily resulting from state and federally mandated increases in the minimum wage. In addition, the minimum wage in California increased to $5.75 per hour in March 1998. Legislation has been introduced in California to further increase the minimum wage from $5.75 to $6.75 per hour effective January 1999.


OPERATING INCOME: As a result of the items discussed above, operating income increased $2.5 million, or 41.6%, to $8.6 million in 1998 from $6.1 million in 1997. The operating margin increased to 13.7% in 1998 from 12.0% in 1997.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease and net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1998 and 1997 was due to interest earned on short-term marketable securities. During 1998 and 1997, the Company had no bank debt.

(LOSS FROM MINORITY INTEREST): The Company's owns a 48% interest in Universal International, Inc. Its share of the Universal loss from operations for the period ended March 31, 1998 was ($742) thousand. No tax benefit is applied to this loss. Universal has tax loss carryforewards of approximately $15 million as of March 31, 1997.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended March 31, 1998, was $3.6 million in 1998 compared to $2.6 million in 1997. The effective rates of the historical provision for income taxes was approximately 40.2% in 1998 and 41.1% in 1997. The change in the effective rate in 1998 from 1997 results from the benefit of available tax credits.

NET INCOME: As a result of the items discussed above, net income increased $0.9 million, or 23.5% to $4.5 million in 1998 from $3.7 million in the 1997 period. Net income as a percentage of sales is 7.2% in 1998.


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

As of March 31, 1998 the Company had purchased the land and buildings for three of its retail store locations. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investments grade securities.

During the three months period ended March 31, 1998 and 1997, net cash provided by operations was $2.7 million and $4.4 million respectively. Inventories increased $0.5 million in 1998 and increased $0.3 million in 1997. Receivables increased $1.2 million, in 1998 and $0.5 in 1997 respectively. Accounts payable increased $1.1 million in 1998 and decreased $0.9 million in 1997. Current income taxes payable increased $3.2 million in 1998 and increased $2.4 million in 1997. The increase in 1998 is a result of the increased in taxable income and the inability to give tax effect for the Company's share of the Universal loss as mentioned above. In the first quarter of 1998, the Company also reinvested $0.5 million of interest earned on marketable securities. Net cash used in investing activities was $1.1 million in 1998, consisting of expenditures for property and equipment of $2.3 million and the decrease in the Universal investment of $1.1 million. In 1997, cash flow from investing activities consisted of $1.8 million used for capital expenditures. In 1998, net cash used in financing activities of $0.1 million included $0.2 for payments on the capitalized warehouse lease, this was offset by $0.1 of proceeds from the exercise of stock options. In 1997, net cash provided by financing activities was $0.2 million. These funds represented payments on the capitalized warehouse lease.

The Company has a $7.0 million bank line of credit facility bearing interest at the bank's prime rate. Under terms of the facility, the Company must comply with one financial covenant, the ratio of total liabilities to tangible net worth. As of March 31, 1998, the Company was in compliance with this covenant and there were no amounts outstanding on the line of credit. The credit agreement expires in June 1998, at which time the Company expects that it will be renewed. As of March 31, 1998, there were no borrowings outstanding under the line of credit and outstanding letters of credit were approximately $1.6 million ($1.1 million of which related to a standby letter of credit required by the State of California to be self-insured for worker's compensation).

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

The Company plans to open new stores at a targeted annual rate of 20%. The average investment per new store opened in 1996, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $650,000. Inventory and pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $8.5 million in each of 1998 and 1999. The Company's total planned expenditures in each of 1998 and 1999 for additions to fixtures and leasehold improvements of existing stores are approximately $600,000. The Company believes that its total capital expenditure requirements (including new store openings) will increase to approximately $11.4 million and $11.6 million in 1998 and 1999, respectively. Capital expenditures in 1998 and 1999 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations, availability under its credit agreement and the net proceeds from its planned offering will be sufficient to meet operating needs, capital spending requirements and the retirement of Universal debt and payment of overdue accounts payable of Universal for at least the next twelve months.

Year 2000

The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined that certain modifications or upgrades to or replacements of certain software is required. The Company anticipates that the required changes to its existing computer systems will be substantially completed no later than mid-1999. The year 2000 project cost is not anticipated to have a material effect on the results of operations. The costs of the project and the date on which the Company believes it will complete the changes to its computer systems are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. The project is scheduled to be completed no later than mid-1999.



PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
               (A) EXHIBIT 27.01 Financial Data Schedule
               (B) Item 5. 8-K filed on April 21, 1998











                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS ONLY STORES


Date: May 15, 1998                                /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Vice President Finance



































                                          EXHIBIT 27.1

                 99 Cents Only Stores
               Financial Data Schedule

<PERIOD TYPE>                             3-mos
<FISCAL YEAR END>                   Dec 31 1998
<PERIOD START>                     Jan  01 1998
<PERIOD END>                      March 31 1998
[CASH]                                    2,338
[SECURITIES]                             33,084
[RECEIVABLES]                             2,718
[ALLOWANCES]                              (152)
[INVENTORY]                              43,598
<CURRENT ASSETS>                         83,893
[PP&E]                                   41,930
[DEPRECIATION]                         (11,195)
<TOTAL ASSETS>                          126,350
<CURRENT LIABILITIES>                    13,902
[BONDS]                                       0
<PREFERRED MANDATORY>                         0
[PREFERRED]                                   0
[COMMON]                                 66,267
<OTHER SE>                               34,642 <FN 1>
<TOTAL LIABILITY AND EQUITY>            126,350
[SALES]                                  62,882
<TOTAL REVENUE>                          62,882
[CGS]                                    39,839
<TOTAL COSTS>                            14,424
<OTHER EXPENSES>                            338
<LOSS PROVISION>                              0
<INTEREST EXPENSE>                          189
<INCOME PRE TAX>                          8,092
<INCOME TAX>                              3,551
<INCOME CONTINUING>                       4,541
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
<NET INCOME>                              4,541
<EPS PRIMARY>                              0.24
<EPS DILUTED>                              0.24

<FN1> Retained Earnings