Form 10-Q/A
period 1998-03-31
99 CENTS ONLY STORE
filed 1998-07-24
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-QA


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

                        99 Cents Only Stores
                           Balance Sheets
                       (Amounts In Thousands)



                                            March 31,    December 31,
                                                 1998            1997
                                          (Unaudited)
                                           ----------      ----------
Assets

Current assets:
Cash................................           $2,338            $882
Short-term investments..............           25,579          26,191
Accounts receivable, net of
allowance for doubtful accounts of
$152 and $178 as of March 31, 1998
and December 31, 1997,
respectively......................              2,718           1,510
Inventories.........................           43,598          43,114
Other...............................            2,155             673
                                             --------        --------
Total current assets................           76,388          72,370

Property and equipment, at cost:
Land................................            8,072           8,072
Building and improvements...........           10,804          10,804
Leasehold improvements..............           13,008          10,986
Fixtures and equipment..............            8,712           8,473
Transportation equipment............              711             558
Construction in progress............              623             776
                                             --------        --------
                                               41,930          39,669
Less - accumulated depreciation
       and amortization.............         (11,195)        (10,228)
                                             --------        --------
Total property and equipment, net...           30,735          29,441

Other assets:
Deferred income taxes...............            5,947           5,947
Long term investments in marketable
  Securities........................            7,505           6,393
Investment in Universal.............            2,594           3,708
Deposits............................              234             234
Other...............................            2,167           1,120
Receivable from affiliated entity...              780             230
                                             --------        --------
                                               19,227          17,632

                                             --------        --------
Total assets........................         $126,350        $119,443
                                             ========        ========

The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                               Balance Sheets
                           (Amounts In Thousands)



                                                  March  31,    December 31,
                                                        1998            1997
                                                 (Unaudited)
                                                  ----------      ----------
Liabilities and Shareholders' Equity

Current liabilities:
Current portion of capital
  lease obligation.......................               $716            $704
Accounts payable.........................              6,639           5,534
Accrued expenses:
  Payroll and payroll related............                457           1,352
  Sales tax..............................              1,131           1,467
  Liability for claims...................                343             396
  Other..................................                 54             824
  Workers' compensation..................              1,115           1,091
  Income taxes payable...................              3,447             211
                                                    --------        --------
Total current liabilities................             13,902          11,579

Long-term liabilities:
Deferred rent............................              1,494           1,476
Accrued interest on capitalized lease
  Obligation.............................              2,224           2,075
Capital lease obligation, net of
  current portion........................              7,821           8,005
                                                    --------        --------
                                                      11,539          11,556
Commitments and contingencies............                  -               -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none..........                  -               -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 18,587,841
  shares at March 31, 1998 and
  18,578,759 shares at December 31, 1997.             66,267          66,207
  Retained earnings......................             34,642          30,101
                                                    --------        --------
Total shareholders' equity...............            100,909          96,308
                                                    --------        --------
Total liabilities and shareholders' equity          $126,350        $119,443
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






                            99 Cents Only Stores
                          Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                        Three Months Ended
                                                             March 31,
                                                            1998        1997
                                                        --------    --------

Cash flows from operating activities:
Net income ........................................       $4,541      $3,676
Adjustment to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization......................          999         624

Changes in asset and liabilities
  Associated with operating activities:
Accounts receivable................................      (1,208)       (509)
Inventories........................................        (484)       (332)
Other current assets...............................      (1,482)       (212)
Other assets.......................................      (1,629)           -
Accounts payable...................................        1,105       (888)
Accrued expenses...................................      (2,054)       (152)
Workers' compensation..............................           24        (45)
Income taxes payable...............................        3,236       2,423
Deferred rent......................................           18          10
Accrued interest...................................          149         140
                                                        --------    --------
Net cash provided by operating activities                  3,215       4,735

Cash flows from investing activities:
Investment in marketable securities................        (500)       (329)
Purchase of property and equipment.................      (2,261)     (1,817)
Investment in Universal ...........................        1,114           -
                                                        --------    --------
Net cash used in investing activities..............      (1,647)     (2,146)

Cash flows from financing activities:
Payments of capital lease obligation...............        (172)       (160)
Net proceeds from exercise of stock options........           60           -
                                                        --------    --------
Net cash used in financing activities..............        (112)       (160)
Net increase in cash...............................        1,456       2,429
Cash, beginning of period..........................          882       3,375
                                                        --------    --------
Cash, end of period................................       $2,338      $5,804
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

4. Short-Term Investments

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. Certain long-term investments in marketable securities at December 31, 1997 have been reclassified to conform to the presentation at March 31, 1998. As of March 31, 1998 and December 31, 1997, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                 Maturity                        Maturity
                                 --------                        --------
                  March 31,   Within   1 to 2  December 31,   Within   1 to 2
                       1998   1 year    years          1997   1 year    years
                  ---------   ------    -----     ---------   ------    -----
Federal Bonds       $ 1,500  $     -  $ 1,500       $ 1,500  $     -   $1,500
Municipal Bonds      18,784   12,779    6,005        18,583   13,690    4,893
Commercial Paper     12,800   12,800        0        12,501   12,501        0
                    -------  -------  -------       -------  -------  -------
                    $33,084  $25,579   $7,505       $32,584  $26,191   $6,393



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

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term investments. The change in interest expense between 1998 and 1997 was due to interest earned on short-term marketable securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. During 1998 and 1997, the Company had no bank debt.

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

The Company maintains cash and short-term investments with highly qualified financial institutions. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. At various times such amounts may be in excess of insured limits.

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

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
               (A)  EXHIBIT 27.01 Financial Data Schedule
                 (B)  Item 5. 8-K filed on April 21, 1998
               (C)  Item 5. 8-K filed on May 1, 1998















                               SIGNATURE













Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS ONLY STORES


Date: July 24, 1998                                /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Vice President Finance



































                                          EXHIBIT 27.1

                 99 Cents Only Stores
               Financial Data Schedule

<PERIOD TYPE>                             3-mos
<FISCAL YEAR END>                   Dec 31 1998
<PERIOD START>                     Jan  01 1998
<PERIOD END>                      March 31 1998
[CASH]                                    2,338
[SECURITIES]                             25,579
[RECEIVABLES]                             2,718
[ALLOWANCES]                              (152)
[INVENTORY]                              43,598
<CURRENT ASSETS>                         76,388
[PP&E]                                   41,930
[DEPRECIATION]                         (11,195)
<TOTAL ASSETS>                          126,350
<CURRENT LIABILITIES>                    13,902
[BONDS]                                       0
<PREFERRED MANDATORY>                         0
[PREFERRED]                                   0
[COMMON]                                 66,267
<OTHER SE>                               34,642 <FN 1>
<TOTAL LIABILITY AND EQUITY>            126,350
[SALES]                                  62,882
<TOTAL REVENUE>                          62,882
[CGS]                                    39,839
<TOTAL COSTS>                            14,424
<OTHER EXPENSES>                            338
<LOSS PROVISION>                              0
<INTEREST EXPENSE>                          189
<INCOME PRE TAX>                          8,092
<INCOME TAX>                              3,551
<INCOME CONTINUING>                       4,541
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
<NET INCOME>                              4,541
<EPS PRIMARY>                              0.24
<EPS DILUTED>                              0.24

<FN1> Retained Earnings