Form 10-Q
period 1998-06-30
99 CENTS ONLY STORE
filed 1998-08-14
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Common Stock, No Par Value, 19,433,822 Shares as of June 30, 1998





PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        99 Cents Only Stores
                           Balance Sheets
                       (Amounts In Thousands)



                                             June 30,    December 31,
                                                 1998            1997
                                          (Unaudited)
                                           ----------      ----------
Assets

Current assets:
Cash................................           $1,750            $882
Short-term investments..............           47,763          26,191
Accounts receivable, net of
allowance for doubtful accounts of
$164 and $178 as of June 30, 1998
and December 31, 1997,
respectively......................              2,173           1,510
Inventories.........................           46,335          43,114
Other...............................              748             673
                                             --------        --------
Total current assets................           98,769          72,370

Property and equipment, at cost:
Land................................            9,080           8,072
Building and improvements...........           11,476          10,804
Leasehold improvements..............           13,062          10,986
Fixtures and equipment..............            9,927           8,473
Transportation equipment............              822             558
Construction in progress............              601             776
                                             --------        --------
                                               44,968          39,669
Less - accumulated depreciation
       and amortization.............         (12,255)        (10,228)
                                             --------        --------
Total property and equipment, net...           32,713          29,441

Other assets:
Deferred income taxes...............            5,947           5,947
Long term investments in marketable
  Securities........................            8,267           6,393
Investment in Universal.............            2,672           3,708
Deposits............................              226             234
Other...............................            1,335           1,120
Receivable from affiliated entity...            5,680             230
                                             --------        --------
                                               24,127          17,632

                                             --------        --------
Total assets........................         $155,609        $119,443
                                             ========        ========
The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                               Balance Sheets
                           (Amounts In Thousands)



                                                    June 30,    December 31,
                                                        1998            1997
                                                 (Unaudited)
Liabilities and Shareholders' Equity              ----------      ----------

Current liabilities:
Current portion of capital
  lease obligation.......................               $728            $704
Accounts payable.........................              6,566           5,534
Accrued expenses:
  Payroll and payroll related............                453           1,352
  Sales tax..............................                581           1,467
  Liability for claims...................                392             396
  Other..................................                 88             824
  Workers' compensation..................                844           1,091
  Income taxes payable...................              (397)             211
                                                    --------        --------
Total current liabilities................              9,255          11,579

Long-term liabilities:
Deferred rent............................              1,511           1,476
Accrued interest on capitalized lease
  Obligation.............................              2,377           2,075
Capital lease obligation, net of
  current portion........................              7,635           8,005
                                                    --------        --------
                                                      11,523          11,556
Commitments and contingencies:

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none..........                  -               -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 19,433,822
  Shares at June 30, 1998 and
  18,578,759 shares at December 31, 1997.             94,803          66,207
  Retained earnings......................             40,028          30,101
                                                    --------        --------
Total shareholders' equity...............            134,831          96,308
                                                    --------        --------
Total liabilities and shareholders' equity          $155,609        $119,443
                                                    ========        ========

The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                            Statements of Income
                                 (Unaudited)
              (Amounts In Thousands, except for per share data)


                                  Three Months Ended     Six Months Ended
                                       June 30               June 30



                                      1998       1997       1998       1997
                                  --------   --------   --------   --------
Net sales:
99 Cents Only Stores...........    $56,695    $42,567   $108,177    $81,735
Bargain Wholesale..............     15,062     11,247     26,462     22,823
                                  --------   --------   --------   --------
Net sales......................     71,757     53,814    134,639    104,558
Cost of sales..................     46,436     34,501     86,273     67,829
                                  --------   --------   --------   --------
Gross profit...................     25,321     19,313     48,366     36,729
Selling, general and
  Administrative expenses......     15,916     12,156     30,341     23,487
                                  --------   --------   --------   --------
Operating income...............      9,405      7,157     18,025     13,242

Interest income, net...........        405        144        619        295
                                  --------   --------   --------   --------
Income before minority
  Interest.....................      9,810      7,301     18,644     13,537
Minority interest..                  (495)          -    (1,236)          -
                                  --------   --------   --------   --------
Income before provision for
  Income taxes.................      9,315      7,301     17,408     13,537

Provision for income taxes.....      3,930      2,932      7,481      5,492
                                  --------   --------   --------   --------
Net income.....................     $5,385     $4,369     $9,927     $8,045
                                  ========   ========   ========   ========

Earnings per common share:
     Basic                           $0.28      $0.24      $0.53      $0.43
     Diluted                         $0.28      $0.23      $0.52      $0.43

Weighted average number of
common
  Shares outstanding:
     Basic                          18,999     18,526     18,820     18,521
     Diluted                        19,431     18,926     19,253     18,921


The accompanying notes are an integral part of these statements.







                            99 Cents Only Stores
                          Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                         Six Months Ended
                                                             June 30,
                                                            1998        1997
                                                        --------    --------

Cash flows from operating activities:
Net income ........................................       $9,927      $8,045
Adjustment to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization......................        2,091       1,324
Loss from minority interest. ......................        1,236           -
Changes in assets and liabilities
  Associated with operating activities:
Accounts receivable................................        (663)       (138)
Inventories........................................      (3,221)       (348)
Other current assets...............................         (75)       (814)
Receivable from Universal..........................      (5,450)           -
Other assets.......................................        (207)        (20)
Accounts payable...................................        1,032     (2,133)
Accrued expenses...................................      (2,525)       (361)
Workers' compensation..............................        (247)        (27)
Income taxes payable...............................        (608)       (124)
Deferred rent......................................           35          20
Accrued interest...................................          302         282
                                                        --------    --------
Net cash provided by operating activities                  1,627       5,706

Cash flows from investing activities:
Investment in marketable securities................     (23,446)     (1,622)
Purchase of property and equipment.................      (5,299)     (3,769)
Investment in Universal ...........................        (264)           -
                                                        --------    --------
Net cash used in investing activities..............     (29,009)     (5,391)

Cash flows from financing activities:
Payments of capital lease obligation...............        (346)       (323)
Net proceeds from sale of stock....................       27,307           -
Net proceeds from exercise of stock options........        1,289         151
                                                        --------    --------
Net cash provided by (used) in financing activities       28,250       (172)
Net increase in cash...............................          868         143
Cash, beginning of period..........................          882       3,375
                                                        --------    --------
Cash, end of period................................       $1,750      $3,518
                                                        ========    ========
The accompanying notes are an integral part of these statements.

                            99 CENTS ONLY STORES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1997 audited and pro forma financial statements and notes thereto included in the Company's Form 10-K filed March 26, 1998. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

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

2.   Statements of Cash Flow

    The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No.
95. The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash payments for income taxes were
$7,915,000  and $5,480,000 for the six months ended June 30,  1998  and  1997 respectively. Interest payments for the six months ended June 30, 1998 were $74,000 and $98,000 in 1997.

3.  Earnings Per Common Share

      Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic earnings per share" is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings per share amounts for 1997 have been restated to reflect the adoption of SFAS No. 128.
      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and six month periods ended June 30, follows (amounts in thousands):


                                            Three Months     Six Months
                                           Ended June, 30  Ended June, 30

                                             (Unaudited)
                                             -----------
                                              1998    1997    1998    1997
                                              -----   -----   -----   -----
Weighted average number of common shares
outstanding-Basic.......................    18,999  18,526  18,820  18,521
Dilutive effect of outstanding stock
options.................................       432     400     433     400
                                             ------  ------  ------  ------
Weighted average number of common shares
outstanding-Diluted.....................    19,431  18,926  19,253  18,921
                                            ======  ======  ======  ======




4.   New Authoritative Pronouncements

     In fiscal year 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 130 and SFAS 130 and SFAS 131 did not have a material impact on Company's financial statement reporting.

5.  Investment in Universal International, Inc.

      In November 1997, the Company acquired approximately 48% of the outstanding common stock of Universal International, Inc. ("Universal") for $4 million in cash and inventory. The investment in Universal is accounted for using the equity method of accounting. The investment is increased (reduced) by a credit (charge) to income for 48% of the Universal income
(loss). Summary information relating to the results of operations and the financial condition of Universal for fiscal 1997 and for the first six months of 1998 and 1997 are as follows (amounts in thousands):

                           June 30    June 30  December 31,
                              1998       1997          1997
                             -----       -----         -----
                             (Unaudited)
                             -----------

Sales.................      $33,134    $27,219       $68,705
Net loss..............      (2,587)    (5,670)      (11,887)
Total assets..........       33,578     33,229        31,388
Shareholders' equity..        6,014     10,818         8,601

     During the period from the purchase of 48% of the Universal common stock to June 30, 1998, the Company made $5.7 million in advances to Universal.



      On August 7, 1998, the Company reported it commenced its previously announced exchange offer to purchase all of the shares of the outstanding common stock of Universal. In addition the Company expects its proposed merger with Odd's-N-End's Inc. ("Odd's-N-End's") will be complete in September. Approximately 54.8% of Odd's-N-End's is owned by Universal. If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal a maximum of 374,271 shares of the Company's common stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. As of June 30, 1998, Universal had a note receivable due from Odd's-N-End's of approximately $10.7 million. Both transactions are expected to close by the end of September 1998. Included in 99 Cents Only Stores' results of operations for the six months ended June 30, 1998 is a $1.2 million charge representing the Company's 48% share of the Universal loss for the first six months of 1998.


6. Short-Term Investments

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. Certain long-term investments in marketable securities at December 31, 1997 have been reclassified to conform to the presentation at June 30, 1998. As of June 30, 1998 and December 31, 1997, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):
                          (Unaudited)
                          ----------
                                 Maturity                        Maturity
                                 --------                        --------
                   June 30,   Within   1 to 2  December 31,   Within   1 to 2
                       1998   1 year    years          1997   1 year    years
                  ---------   ------    -----     ---------   ------    -----
Federal Bonds       $ 1,500  $     -  $ 1,500       $ 1,500  $     -   $1,500
Municipal Bonds      18,982   12,215    6,767        18,583   13,690    4,893
Commercial Paper     35,548   35,548        0        12,501   12,501        0
                    -------  -------  -------       -------  -------  -------
                    $56,030  $47,763   $8,267       $32,584  $26,191   $6,393












ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of June 30, 1998, operates a chain of 57 deep-discount 99 Cents Only Stores. The Company's growth during the last three years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened ten stores in 1997. The Company opened six stores (including two relocations) in the first six months of 1998 and plans to open an additional 7 stores during the last six months of 1998. The Company has secured sites for all 7 of these additional store locations.

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

      Comparable stores net sales increased 1.5% for the year ended December 31, 1997 and 1.5% in the first quarter of 1998. During the second quarter ended June 30, 1998 comparable store sales were 5.8% compared to 0.6% in the second quarter of 1997. This improvement primarily resulted from the effect of the timing of the Easter holiday, which occurred in April in 1998 versus March in 1997. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store as long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

      For the year ended December 31, 1997, average net sales per estimated saleable square foot was $354 per square foot. As the Company targets larger locations for new store development it is expected that the sales per square foot will be negatively impacted. Existing stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 26 new stores (including two relocations in 1995, one in 1996 and two in 1998) that average over 19,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

      99 Cents Only Stores increased its net sales, operating income and net income in the first half of 1998. For the first six months of 1998 it had net sales of $134.6 million, operating income of $18.0 million and net income of $9.9 million, representing a 28.8%, 36.1% and 21.3% increase over 1997, respectively.

     The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act concerning the Company's operations, expansion plans, economic performance, financial condition, the pending acquisitions of Universal and Odd's-N-End's and their effect on the Company's results of operations and the results of operations of Universal, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect". Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors, including certain risk factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to integrate Universal and Odd's-N-End's, achieve anticipated operating synergies and to operate their stores at multiple price points and in different geographic locations, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors
(vii) dependence on key personnel and control for the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

NET SALES: Net sales increased $17.9 million, or 33.3%, to $71.8 million in the 1998 period from $53.8 million in the 1997 period. 99 Cents Only Stores net sales increased approximately $14.1 million, or 33.2%, to $56.7 million in the 1998 period from $42.6 million in the 1997 period, and Bargain Wholesale net sales increased $3.8 million, to $15.1 million in the 1998 period from $11.2 million in the 1997 period. The increase in 99 Cents Only Stores net sales was attributable to the net effect of four new stores opened, the full quarter effect of 10 new stores opened in 1997, and a 5.8% increase in comparable same store sales in the quarter ended June 30, 1998. Comparable store sales were impacted by new store openings within a 3 mile radius of existing stores. Included in the Bargain Wholesale net sales were $5.0 million of sales, billed at cost, to Universal International, Inc. Wholesale sales to non affiliates were affected negatively by a reduction in sales to exporters.





GROSS PROFIT: Gross profit increased approximately $6.0 million, or 31.1%, to $25.3 million in the 1998 period from $19.3 million in the 1997 period. The increase in gross profit was due to higher retail net sales. The gross profit margin was 35.3% in the 1998 compared to 35.9% in the 1997 period. The 0.6% point decrease in the gross profit margin is due to the $5.0 million in shipments, at cost, to Universal International, Inc. Excluding the shipments to Universal, gross profit would have been 37.9%. This improvement then results from the retail sales being a greater percentage of the total sales mix in 1998 versus the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $3.8 million, or 30.9%, to $15.9 million in the 1998 quarterly period from $12.2 million in the 1997 period. This was primarily due to increased costs associated with new store growth. As a percentage of net sales, SG&A decreased slightly to 22.2% from 22.6%. The expense decrease as a percentage of net sales was primarily due to incremental sales improvement.

OPERATING INCOME: As a result of the items discussed above, operating income increased $2.2 million, or 31.4%, to $9.4 million in 1998 from $7.2 million in 1997. Operating margin was 13.1% in 1998 and 13.3% in 1997. The margin was affected by the variation in the gross margin percentage.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in interest expense between 1998 and 1997 was due to interest earned on the marketable securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with various maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. During 1998 and 1997, the Company had no bank debt.

LOSS FROM MINORITY INTEREST: The Company owns a 48% interest in Universal International, Inc. Its share of the Universal loss from operations for the period ended June 30, 1998 was $495,000. No tax benefit is applied to this loss. Universal has tax loss carry-forwards of approximately $16 million as of June 30, 1998.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended June 30, 1998, was $3.9 million in 1998 compared to $2.9 million in 1997. The effective rates of the provision for income taxes, exclusive of the Company's loss from minority interest, was approximately 40.1% in 1998 and 40.2% in 1997. The change in the effective rate in 1998 from 1997 results from the benefit of available tax credits. The Company's loss on investment in minority interest is recorded net of effective tax.

NET INCOME: As a result of the items discussed above, net income increased $1.0 million, or 23.3% to $5.4 million in 1998 from $4.4 million in the 1997 period. Net income as a percentage of sales was 7.5% in 1998 and was 8.1% in 1997.



Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

NET SALES: Net sales increased $30.1 million, or 28.8%, to $134.6 million in the 1998 period from $104.6 million in the 1997 period. 99 Cents Only Stores net sales increased approximately $26.4 million, or 32.4%, to $108.2 million in the 1998 period from $81.7 million in the 1997 period. Bargain Wholesale net sales increased $3.6 million, to $26.5 million in the 1998 period from $22.8 million in the 1997 period. The increase in 99 Cents Only Stores net sales, was attributable to the net effect of four new larger stores opened and the closure of two smaller stores, the full six month effect of 10 new stores opened in 1997, and a 3.7% increase in the six month comparable same store sales in 1998. Comparable store sales were impacted by new store openings within a 3 mile radius of existing stores. The increase in wholesale sales for the six months ended June 30, 1998 as compared to the same period in 1997 results from sales to Universal.

GROSS PROFIT: Gross profit for the six months increased approximately $11.6 million, or 31.7%, to $48.4 million in the 1998 period from $36.7 million in the 1997 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 35.9% in the 1998 period from 35.1% in the 1997 period. The 0.8% point increase in the gross profit margin is due to a higher proportion of retail net sales, which typically have a higher gross margin than wholesale sales and merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A for the six months increased by $6.9 million, or 29.2%, to 30.3 million in 1998 period from $23.5 million in 1997 period. This was primarily due to increased costs associated with new store growth. As a percentage of net sales, SG&A was 22.5% in both 1998 and 1997. The total spending for SG&A was affected by minimum wage increases in California which increased to $5.75 per hour in March 1998. Legislation has been introduced in California to further increase the minimum wage from $5.75 to $6.75 per hour effective January 1999.

OPERATING INCOME: As a result of the items discussed above, operating income increased $4.8 million, or 36.1%, to $18.0 million in 1998 from $13.2 million in 1997. The operating margin increased to 13.3% in 1998 from 12.7% in 1997.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in interest expense between 1998 and 1997 was due to interest earned on the marketable securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with various maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. During 1998 and 1997, the Company had no bank debt.

LOSS FROM MINORITY INTEREST: The Company's owns a 48% interest in Universal International, Inc. Its share of the Universal loss from operations for the six months ended June 30, 1998 was $1.2 million. No tax benefit is applied to this loss. Universal has tax loss carry-forwards of approximately $16 million as of June 30, 1998.

PROVISION FOR INCOME TAXES: The provision for income taxes for the six months ended June 30, 1998, was $7.5 million in 1998 compared to $5.5 million in 1997. The effective rates of the provision for income taxes, exclusive of the Company's loss from minority interest, was approximately 40.1% in 1998 and 40.6% in 1997. The change in the effective rate in 1998 from 1997 results from the benefit of available tax credits. The Company's loss on investment in minority interest is recorded net of effective tax.

NET INCOME: As a result of the items discussed above, net income increased $1.9 million, or 23.4% to $9.9 million in 1998 from $8.0 million in the 1997 period. Net income as a percentage of sales was 7.4% in 1998 and 7.7% in 1997.

Recent Developments

      In November 1997, the Company acquired approximately 48% of the outstanding Common Stock of Universal. On August 7, 1998, the Company commenced its previously announced exchange offer to acquire all of the issued and to-be-issued shares of the Common Stock of Universal. Pursuant to the exchange offer, the Company will exchange one share of its common stock for every 16 outstanding shares of Universal plus the associated common share purchase rights. The offer is scheduled to expire on September 16, 1998. In addition the Company expects its proposed merger with Odd's-N-End's Inc. ("Odd's-N-End's") will be complete in September, pending final approval by the Securities and Exchange Commission. Approximately 54.8% of Odd's-N-End's is owned by Universal. Together, these two companies operate 43 retail stores in Minnesota and the surrounding upper Midwest region, eight retail stores in Texas and 22 retail stores in upper New York State. If the acquisitions are consummated as proposed, the Company will issue to the shareholders of Universal a maximum of 374,271 shares of the Company's Common Stock and will pay to the holders of Odd's-N-End's common stock approximately $830,000 in cash. Universal has a note receivable due from Odd's-N-End's of approximately $10.7 million as of June 30, 1998.

     Currently the Company's ownership interest in Universal is accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for the six months ended June 30, 1998 was a charge of $1.2 million. Upon consummation of the acquisition of Universal, the Company will consolidate the results of operations of Universal with those of the Company, and will preliminarily record approximately $8.1 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. As a result, shareholders equity is likely to be lower and the amount of goodwill related to the acquisition of Universal is likely to be of a greater magnitude at the closing date compared to the current estimate of $8.1 million. The Company expects to continue to provide financial support to Universal through the date of closing through trade credit and other advances. Such amounts will be provided from the Company's ongoing cash flows from operations and its existing working capital.



      On March 31, 1998, the Company announced that it had filed a registration statement with the Securities and Exchange Commission covering a public offering of an aggregate of 3,500,000 shares of Common Stock. Of the shares offered, 750,000 were newly issued shares sold by the Company. The balance of the shares were sold by certain shareholders of the Company. The offering was consummated on April 30, 1998. The net proceeds of the offering to the Company were $27.3 million. The Company did not receive any of the net proceeds from the sale of shares by the selling shareholders and the selling shareholders paid all of the expenses of the offering.

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

The Company maintains cash and short and long-term investments with highly qualified financial institutions. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short and long-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. At various times such amounts may be in excess of insured limits. As of June 30, 1998 the Company owned the land and buildings for three of its current retail store locations and one future store location. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investments grade securities.

During the six month period ended June 30, 1998 and 1997, net cash provided by operations was $0.4 million and $5.7 million respectively. Inventories increased $3.2 million in 1998 and increased $0.4 million in 1997. Receivables increased $0.7 million, in 1998 and $0.1 in 1997 respectively. Also in 1998 the Company's receivable from Universal increased $5.5 million. Accounts payable increased $1.0 million in 1998 and decreased $2.1 million in 1997. Current income taxes payable decreased $0.6 million in 1998 and $0.1 million in 1997. In April 1998 the Company issued 750,000 shares of its common stock in a secondary public offering and received net proceeds $27.3 million. Proceeds were reinvested in marketable securities and will be used to retire Universal debt after the conclusion of the acquisition. Remaining amounts will be used for on going working capital needs. Net cash used in investing activities was $27.8 million in 1998, consisting of expenditures for property and equipment of $5.3 million, $23.4 million in marketable securities and the decrease in the Universal investment of $1.0 million. In 1997, cash flow from investing activities consisted of $3.8 million used for capital expenditures and $1.6 million for marketable securities. In 1997, net cash used in financing activities, included $0.2 million of proceeds from the exercise of stock options, offset by $0.3 for payments on the capitalized warehouse lease. The Company has no bank debt.

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

The Company plans to open new stores at a targeted annual rate of 20%. The average investment per new store opened in 1996, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $650,000. Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $8.5 million in each of 1998 and 1999. The Company's total planned expenditures in each of 1998 and 1999 for additions to fixtures and leasehold improvements of existing stores are approximately $600,000. The Company believes that its total capital expenditure requirements (including new store openings) will increase to approximately $11.4 million and $11.6 million in 1998 and 1999, respectively. Capital expenditures in 1998 and 1999 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations and the April 30, 1998 secondary stock offering, will be sufficient to meet operating needs, capital spending requirements and the retirement of Universal debt and payment of overdue accounts payable of Universal for at least the next twelve months.

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













PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  The Company held its 1998 Annual Meeting of Stockholders on May 12, 1998. There were two matters submitted to the shareholders. The first matter was the election of eight directors to hold office for a one-year term. The second matter was an amendment to the 99 Cents Only Stores 1996 Employee Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance under the Stock Plan from 1,250,000 to 2,500,000 shares. The results of the voting for the directors, were 18,396,291 shares voted "for" each of the directors and 30,050 shares
"withheld" voting. The results of the voting for the increase in the number of shares reserved for the stock option plan was 13,787,648 "for", 2,637,771 "against" and 11,801 "withheld".

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


                                                  99 CENTS ONLY STORES


Date: August 14, 1998                             /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Chief Financial Officer





























                                          EXHIBIT 27.1

                 99 Cents Only Stores
               Financial Data Schedule

<PERIOD TYPE>                             3-mos
<FISCAL YEAR END>                   Dec 31 1998
<PERIOD START>                     Jan  01 1998
<PERIOD END>                       June 30 1998
[CASH]                                    1,750
[SECURITIES]                             47,763
[RECEIVABLES]                             2,173
[ALLOWANCES]                              (164)
[INVENTORY]                              46,335
<CURRENT ASSETS>                         98,769
[PP&E]                                   44,968
[DEPRECIATION]                         (12,255)
<TOTAL ASSETS>                          155,609
<CURRENT LIABILITIES>                     9,255
[BONDS]                                       0
<PREFERRED MANDATORY>                         0
[PREFERRED]                                   0
[COMMON]                                 94,803
<OTHER SE>                               40,028 <FN 1>
<TOTAL LIABILITY AND EQUITY>            134,831
[SALES]                                 134,639
<TOTAL REVENUE>                         134,639
[CGS]                                    86,273
<TOTAL COSTS>                            30,341
<OTHER EXPENSES>
                                          1,236
<LOSS PROVISION>                              0
<INTEREST EXPENSE>                          377
<INCOME PRE TAX>                         17,408
<INCOME TAX>                              7,481
<INCOME CONTINUING>                       9,927
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
<NET INCOME>                              9,927
<EPS PRIMARY>                              0.53
<EPS DILUTED>                              0.52

<FN1> Retained Earnings