Form 10-Q
period 1998-09-30
99 CENTS ONLY STORE
filed 1998-11-12
CIK 1011290

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                               FORM 10-Q


[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common Stock, No Par Value, 19,773,074, Shares as of SEPTEMBER 30, 1998






PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        99 Cents Only Stores
                     Consolidated Balance Sheets
                       (Amounts In Thousands)



                                        September 30,    December 31,
                                                 1998            1997
                                          (Unaudited)
Assets                                     ----------      ----------

Current assets:
Cash................................             $776            $882
Short-term investments..............           36,814          26,191
Accounts receivable, net of
allowance for doubtful accounts of
$164 and $178 as of September 30,
1998 and December 31, 1997,
respectively......................              2,579           1,510
Inventories.........................           77,213          43,114
Other...............................            2,508             673
                                             --------        --------
Total current assets................          119,890          72,370

Property and equipment, at cost:
Land................................            9,590           8,072
Building and improvements...........           11,816          10,804
Leasehold improvements..............           17,457          10,986
Fixtures and equipment..............           15,708           8,473
Transportation equipment............              905             558
Construction in progress............              652             776
                                             --------        --------
                                               56,128          39,669
Less - accumulated depreciation
       and amortization.............         (13,398)        (10,228)
                                             --------        --------
Total property and equipment, net...           42,730          29,441

Other assets:
Deferred income taxes...............            7,041           5,947
Long term investments in marketable
  Securities........................            5,214           6,393
Investment in Universal.............                -           3,708
Goodwill............................            8,926               -
Deposits............................              234             234
Other...............................            1,879           1,120
Receivable from affiliated entity...                -             230
                                             --------        --------
                                               23,294          17,632
                                             --------        --------
Total assets........................         $185,914        $119,443
                                             ========        ========
The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                        Consolidated Balance Sheets
                           (Amounts In Thousands)



                                               September 30,    December 31,
                                                        1998            1997
                                                 (Unaudited)
Liabilities and Shareholders' Equity              ----------      ----------

Current liabilities:
Current portion of capital
  lease obligation.......................               $910            $704
Accounts payable.........................             12,897           5,534
Accrued expenses:
  Payroll and payroll related............              1,993           1,352
  Sales tax..............................              1,651           1,467
  Liability for claims...................                356             396
  Other..................................              1,088             824
  Workers' compensation..................                597           1,091
  Income taxes payable...................                  -             211
                                                    --------        --------
Total current liabilities................             19,492          11,579

Long-term liabilities:
Deferred rent............................              1,960           1,476
Accrued interest on capitalized lease
  Obligation.............................              2,623           2,075
Capital lease obligation, net of
  current portion........................              7,585           8,005
                                                    --------        --------
                                                      12,168          11,556
Commitments and contingencies:

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none..........                  -               -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 19,773,074
  Shares at September 30, 1998 and
  18,578,759 shares at December 31, 1997.            107,515          66,207
  Retained earnings......................             46,739          30,101
                                                    --------        --------
Total shareholders' equity...............            154,254          96,308
                                                    --------        --------
Total liabilities and shareholders' equity          $185,914        $119,443
                                                    ========        ========

The accompanying notes are an integral part of these balance sheets.

                            99 Cents Only Stores
                      Consolidated Statements of Income
                                 (Unaudited)
              (Amounts In Thousands, except for per share data)


                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30



                                      1998       1997       1998       1997
                                  --------   --------   --------   --------
Net sales:
99 Cents Only Stores...........    $59,147    $46,991   $167,324   $128,726
Universal......................      2,456          -      2,456          -
Bargain Wholesale..............     16,357     11,995     42,819     34,818
                                  --------   --------   --------   --------
Net sales......................     77,960     58,986    212,599    163,544
Cost of sales..................     49,865     37,794    136,139    105,623
                                  --------   --------   --------   --------
Gross profit...................     28,095     21,192     76,460     57,921
Selling, general and
  Administrative expenses......     17,865     13,313     48,206     36,800
                                  --------   --------   --------   --------
Operating income...............     10,230      7,879     28,254     21,121

Interest income, net...........        480        218      1,099        513
                                  --------   --------   --------   --------
Income before minority
  Interest.....................     10,710      8,097     29,353     21,634
Minority interest..                   (98)          -    (1,334)          -
                                  --------   --------   --------   --------
Income before provision for
  Income taxes.................     10,612      8,097     28,019     21,634

Provision for income taxes.....      3,900      3,347     11,381      8,839
                                  --------   --------   --------   --------
Net income.....................     $6,712     $4,750    $16,638    $12,795
                                  ========   ========   ========   ========

Earnings per common share:
     Basic                           $0.34      $0.26      $0.87      $0.69
     Diluted                         $0.34      $0.25      $0.86      $0.68

Weighted average number of
common
  Shares outstanding:
     Basic                          19,544     18,532     19,041     18,524
     Diluted                        19,952     19,074     19,458     18,824


The accompanying notes are an integral part of these statements.




                            99 Cents Only Stores
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Amounts In Thousands)
                                                         Nine Months Ended
                                                           September 30,
                                                            1998        1997
                                                        --------    --------

Cash flows from operating activities:
Net income ........................................      $16,638     $12,795
Adjustment to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization......................        3,170       2,111
Loss from minority interest. ......................        1,334           -
Changes in assets and liabilities
  Associated with operating activities:
Accounts receivable................................        (790)       (979)
Inventories........................................      (5,938)     (2,078)
Other current assets...............................        (846)       (559)
Receivable from affiliated entity..................          230           -
Other assets.......................................        (633)          15
Accounts payable...................................        3,420       (129)
Accrued expenses...................................        (768)       (600)
Workers' compensation..............................        (494)         (2)
Income taxes payable...............................        (211)       (237)
Deferred rent......................................           54          32
Deferred taxes.....................................      (1,094)           -
Accrued interest...................................          457         427
                                                        --------    --------
Net cash provided by operating activities                 14,529      10,796

Cash flows from investing activities:
Investment in marketable securities................     (21,792)     (1,968)
Purchase of property and equipment.................      (8,446)     (7,774)
Cash paid in exchange for Odd's-N-End's shares.....        (843)           -
                                                        --------    --------
Net cash used in investing activities..............     (31,081)     (9,742)

Cash flows from financing activities:
Retirement of revolving line of credit.............     (12,500)           -
Payments of capital lease obligation...............        (523)       (488)
Net proceeds from sale of stock....................       27,307           -
Net proceeds from exercise of stock options........        2,162         397
                                                        --------    --------
Net cash provided by (used in) financing activities       16,446        (91)
Net increase (decrease) in cash ...................        (106)         963
Cash, beginning of period..........................          882       3,375
                                                        --------    --------
Cash, end of period................................         $776      $4,338
                                                        ========    ========
The accompanying notes are an integral part of these statements.

                            99 CENTS ONLY STORES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1997 audited and pro forma financial statements and notes thereto included in the Company's Form 10-K filed March 26, 1998. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

      The consolidated financial statements include the accounts of 99 Cents Only Stores and its subsidiaries, Universal International, Inc. and Odd's-N-End's Inc., from the date of acquisition, September 16, 1998 (see note 5 below). All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentration of Operations in Southern California

      All of the Company's 99 Cents Only Stores are located in Southern California. In addition, the Company's current retail expansion plans for the 99 Cents Only Stores anticipates that planned new stores will be located in this geographic region. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in Southern California.
      Through its subsidiary, Universal International, Inc. the Company operates an additional 74 Only Deals and Odd's-N-End's multi price discount stores located in the upper Midwest, New York and Texas (see Note 5 below).

2.   Statements of Cash Flow

    The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No.
95. The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash payments for income taxes were $10,635,000 and $8,940,000 for the nine months ended September 30, 1998 and 1997 respectively. Interest payments for the nine months ended September 30, 1998 were $107,000 and $142,000 in 1997.





3.  Earnings Per Common Share

      Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic earnings per share" is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings per share amounts for 1997 have been restated to reflect the adoption of SFAS No. 128.
      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and nine months periods ended September 30, follows (amounts in thousands):
                                            Three Months     Nine Months
                                                Ended           Ended
                                            September, 30   September, 30

                                             (Unaudited)
                                             -----------
                                              1998    1997    1998    1997
                                              -----   -----   -----   -----
Weighted average number of common shares
outstanding-Basic.......................    19,544  18,532  19,041  18,524
Dilutive effect of outstanding stock
options.................................       408     542     417     300
                                             ------  ------  ------  ------
Weighted average number of common shares
outstanding-Diluted.....................    19,952  19,074  19,458  18,824
                                            ======  ======  ======  ======
4.   New Authoritative Pronouncements

     In fiscal year 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) and will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) in its fourth quarter. The adoption of SFAS 130 did not have a material impact on Company's financial statement. The adoption of SFAS 131 is primarily additional disclosure information and will not affect the Company's financial position or results of operation.

5.  Acquisition of Universal International, Inc.

      In November 1997, the Company acquired approximately 48% of the outstanding common stock of Universal International, Inc. ("Universal") for
$4 million in cash and inventory. This initial investment in Universal was accounted for using the equity method of accounting. The investment was increased (reduced) by a credit (charge) to income for 48% of the Universal income (loss) through September 16, 1998. On September 16, 1998 the Company completed its tender offer for the remaining shares of Universal and as a result, the Company now owns approximately 94 percent of Universal. The results of operations from the day after the acquisition, September 17, 1998, through September 30, 1998, have been consolidated in the accompanying financial statements. Summary information relating to the results of operations and the financial condition of Universal for fiscal 1997 and for the first nine months of 1998 and 1997 are as follows (amounts in thousands):

                      September 30, September 30,   December 31,
                               1998          1997           1997
                               -----         -----          -----
                               (Unaudited)
                               -----------

Sales................        $49,220       $41,760        $68,705
Net loss.............        (3,827)      (10,971)       (11,887)
Total assets.........         38,402        35,009         31,388
Shareholders' equity.          4,915         5,517          8,601

      On September 16, 1998, the Company reported its exchange offer to purchase all of the shares of the outstanding common stock of Universal had been completed. The Company acquired an additional 46% of the outstanding common stock of Universal in exchange for 269,589 shares of 99 Cents Only Stores common stock. The Company now owns approximately 94% of the outstanding shares of Universal's common stock. In addition the Company completed a merger with Odd's-N-End's Inc. on September 30, 1998. The Company paid $0.30 per share or $843,243 for all of the remaining outstanding shares of Odd's-N-End's common stock. Included in 99 Cents Only Stores' results of operations for the nine months ended September 30, 1998 is a $1.3 million charge representing the Company's 48% share of the Universal loss for the period from January 1, 1998 through September 16, 1998. Universal's results of operations, including the results of Odd's-N-End's, from September 17, 1998 through September 30, 1998 are consolidated with that of the Company. During the period from the purchase of 48% of the Universal common stock in November 1997 to September 16, 1998, the Company made $14.0 million in advances to Universal. This amount was eliminated in consolidation at September 30, 1998. Also during September the Company retired Universal's secured revolving note payable of approximately $12.5 million. Goodwill associated with the acquisition of Universal is being amortized over a 30-year period.

6. Short-Term Investments

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. Certain long-term investments in marketable securities at December 31, 1997 have been reclassified to conform to the presentation at September 30, 1998. As of September 30, 1998 and December 31, 1997, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):








                                         (Unaudited)
                                          ----------
                            Maturity                      Maturity
                            --------                      --------

                   Sept. 30,  Within 1  1 to 2    Dec. 31,  Within 1  1 to 2
                        1998      year   years        1997      year   years
                   ---------    ------   -----   ---------    ------   -----
Federal Bonds        $ 1,500   $     - $ 1,500     $ 1,500   $     -  $1,500
Municipal Bonds       15,671    11,957   3,714      18,583    13,690   4,893
Commercial Paper      24,857    24,857       -      12,501    12,501       -
                     -------   ------- -------     -------   -------  ------
                                                                           -
                     $42,028   $36,814  $5,214     $32,584   $26,191  $6,393



7. Stock Split

On October 26, 1998 the Company announced a five-for-four split on its common stock, payable November 12, 1998, to shareholders of record on November 5, 1998. The five-for-four split has not been reflected in the above share information or the earnings per share data as of September 30, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of September 30, 1998, operates a chain of 60 single price-point, deep-discount 99 Cents Only Stores. The Company's growth during the last three years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened ten stores in 1997. The Company opened nine stores (including two relocations) in the first nine months of 1998 and plans to open an additional 4 stores during the last three months of 1998. The Company has secured sites for all of these additional store locations.

      In September 1998 the Company completed its acquisition of Universal International, Inc. Through its Universal subsidiary the Company operates 74 Only Deals and Odd's-N-End's multi price discount stores located in Minnesota and the surrounding upper Midwest, upstate New York and Texas.

     Bargain Wholesale's business is focused on medium size to large domestic and international accounts. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

      Same stores net sales increased 1.5% for the year ended December 31, 1997 and increased 1.5% and 5.8% in the first and second quarter of 1998. During the third quarter ended September 30, 1998 comparable store sales increased 4.2% compared to 1.5% in the third quarter of 1997. Management believes this improvement primarily resulted from the effect of the introduction of the frozen and deli product category to the stores.

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

      For the year ended December 31, 1997, average net sales per estimated saleable square foot was $354 per square foot. As the Company targets larger locations for new store development it is expected that the sales per square foot will be negatively impacted. Existing stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 26 new stores (including two relocations in 1995, one in 1996 and two in 1998) that average over 19,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income. 99 Cents Only Stores increased its net sales, operating income and net income in the first nine months of 1998. During this period in 1998 the Company had net sales of $212.6 million, operating income of $28.3 million and net income of $16.6 million, representing a 30.0%, 33.8% and 30.0% increase over the same period in 1997, respectively.

Three Months Ended September 30, 1998 Compared to three Months Ended September 30, 1997

NET SALES: Net sales increased $19.0 million, or 32.2%, to $78.0 million in the 1998 period from $59.0 million in the 1997 period. 99 Cents Only Stores retail net sales increased approximately $12.2 million, or 25.9%, to $59.1 million in the 1998 period from $47.0 million in the 1997 period, and Bargain Wholesale net sales increased $4.4 million, to $16.4 million in the 1998 period from $12.0 million in the 1997 period. The increase in 99 Cents Only Stores net sales was attributable to the net effect of seven new stores opened in 1998, the full quarter effect of 10 new stores opened in 1997, and a 4.2% increase in comparable same store sales in the quarter ended September 30, 1998. Comparable store sales improved with the introduction of frozen and deli products in the stores during 1997. Included in the Bargain Wholesale net sales were $7.0 million of sales, billed at cost, to Universal International, Inc. Wholesale sales to non affiliates were affected negatively by a reduction in sales to exporters. Also included in sales were $2.5 million of sales from Universal, which represented sales from September 17, 1998 through September 30, 1998.



GROSS PROFIT: Gross profit increased approximately $6.9 million, or 32.6%, to $28.1 million in the 1998 period from $21.2 million in the 1997 period. The increase in gross profit was due to higher volume of retail net sales. The gross profit margin was 36.0% in 1998 compared to 35.9% in 1997. The 0.1%
point increase in the gross profit margin is due to the effect of $0.8 million of proceeds from business interruption insurance included in gross margin offset by the effect of the Universal shipments billed at cost.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $4.6 million, or 34.2%, to $17.9 million in the 1998 quarterly period from $13.3 million in the 1997 period. This was primarily due to increased costs associated with new store growth and the consolidation of $1.1 million of Universal expenses from September 17, 1998 to September 30, 1998. As a percentage of net sales, SG&A increased slightly to 22.9% from 22.6%. The expense increase as a percentage of net sales was primarily due to the effect of the Universal operating expenses. The total spending for SG&A was affected by minimum wage increases in California, which increased to $5.75 per hour in March 1998. Legislation has been introduced in California to further increase the minimum wage from $5.75 to $6.75 per hour effective January 1999.

OPERATING INCOME: As a result of the items discussed above, operating income increased $2.4 million, or 29.8%, to $10.2 million in 1998 from $7.9 million in 1997. Operating margin was 13.1% in 1998 and 13.4% in 1997. The margin was affected by the variation in the SG&A percentage and the effect of the Universal expenses. Universal operating expenses were approximately equal to their gross margin for the period included. The seasonal aspects of Universal's business had a negative impact on the interim operating margin percentage.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized warehouse lease, net of interest earned on the Company's cash balances and short-term and long-term investments, as well as the interest paid by Universal on its revolving line of credit. This revolving line of credit was retired in September 1998. The change in interest expense between 1998 and 1997 was due to interest earned on the marketable securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with various maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. During 1998 and 1997, the Company had no bank debt.

LOSS FROM MINORITY INTEREST: The Company owned a 48% interest in Universal International, Inc. until September 16, 1998. After that date, and due to the acquisition of 94% of all outstanding Universal shares, results of Universal's operations were consolidated with the Company's. The Company's minority share of the Universal loss from operations for the quarter ended September 30, 1998 was $98,000. No tax benefit is applied to this loss. Universal has tax loss carry-forwards of approximately $17.7 million as of September 30, 1998.


PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended June 30, 1998, was $3.9 million in 1998 compared to $3.3 million in 1997. The effective rates of the provision for income taxes, exclusive of the Company's loss from minority interest, were approximately 36.4% in 1998 and 41.3% in 1997. The change in the effective rate in 1998 from 1997 results from the benefit of available Los Angeles Revitalization Zone tax credit carry forwards and non taxable interest on marketable securities. The
Company's loss on investment in minority interest is recorded net of effective tax.

NET INCOME: As a result of the items discussed above, net income increased $2.0 million, or 41.3% to $6.7 million in 1998 from $4.8 million in the 1997 period. Net income as a percentage of sales was 8.6% in 1998 and was 8.1% in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

NET SALES: Net sales increased $49.1 million, or 30.0%, to $212.6 million in the 1998 period from $163.5 million in the 1997 period. 99 Cents Only Stores net sales increased approximately $38.6 million, or 30.0%, to $167.3 million in the 1998 period from $128.7 million in the 1997 period. Bargain Wholesale net sales increased $8.0 million, to $42.8 million in the 1998 period from $34.8 million in the 1997 period. The increase in 99 Cents Only Stores net sales, was attributable to the net effect of seven new larger stores opened and the closure of two smaller stores, the full nine month effect of 10 new stores opened in 1997, and a 3.9% increase in the nine month comparable same store sales in 1998. Comparable store sales improved the introduction of frozen and deli products in the stores during 1997. Included in the Bargain Wholesale net sales were $12.0 million of sales, billed at cost, to Universal International, Inc. Wholesale sales to non affiliates were affected negatively by a reduction in sales to exporters. Also included in sales were $2.5 million of sales from Universal, which represented sales from September 17, 1998 through September 30, 1998.

GROSS PROFIT: Gross profit for the nine months increased approximately $18.5 million, or 32.0%, to $76.5 million in the 1998 period from $57.9 million in the 1997 period. The increase in gross profit was due to higher net retail sales and an increase in the gross profit margin to 36.0% in the 1998 period from 35.4% in the 1997 period. The 0.6% increase in the gross profit margin is due to a higher proportion of retail net sales, which typically have a higher gross margin than wholesale sales, merchandise cost factors and the effect of the $0.8 million of proceeds from business interruption insurance.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A for the nine months increased by $11.4 million, or 31.0%, to $48.2 million in 1998 period from $36.8 million in 1997 period. This was primarily due to increased costs associated with new store growth and the consolidation of $1.1 million of Universal expenses from September 17, to September 30, 1998. As a percentage of net sales, SG&A were 22.7% in 1998 and 22.5% in 1997. The total spending for SG&A was affected by minimum wage increases in California, which increased to $5.75 per hour in March 1998. Legislation has been introduced in California to further increase the minimum wage from $5.75 to $6.75 per hour effective January 1999.

OPERATING INCOME: As a result of the items discussed above, operating income increased $7.1 million, or 33.8%, to $28.3 million in 1998 from $21.1 million in 1997. The operating margin increased to 13.3% in 1998 from 12.9% in 1997.

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

LOSS FROM MINORITY INTEREST: The Company owned a 48% interest in Universal International, Inc. until September 16, 1998. After that date, and due to the acquisition of 94% of all outstanding Universal shares, results of Universal's operations were consolidated with the Company's. The Company's minority share of the Universal loss from operations for the nine months ended September 30, 1998 was $1.3 million. No tax benefit is applied to this loss. Universal has tax loss carry-forwards of approximately $17.7 million as of September 30, 1998.

PROVISION FOR INCOME TAXES: The provision for income taxes for the nine months ended September, 1998, was $11.4 million in 1998 compared to $8.8 million in 1997. The effective rates for the provision for income taxes, exclusive of the Company's loss from minority interest, was approximately 38.8% in 1998 and 40.8% in 1997. The change in the effective rate in 1998 from 1997 results from the benefit of available Los Angeles Revitalization Zone tax credits and non taxable interest on marketable securities. The Company's loss on investment in minority interest is recorded net of effective tax.

NET INCOME: As a result of the items discussed above, net income increased $3.8 million, or 30.0% to $16.6 million in 1998 from $12.8 million in the 1997 period. Net income as a percentage of sales were 7.8% in 1998 and 7.8% in 1997.

Recent Developments

     In November 1997 the Company acquired common stock of Universal equal to 48% of the outstanding common stock. On September 16, 1998, the Company acquired an additional 4.3 million shares or approximately 46% and now owns 94% of the outstanding Common Stock of Universal. Pursuant to the exchange offer, the Company exchanged one share of its common stock for every 16 outstanding shares of Universal plus the associated common share purchase rights. The offer closed on September 16, 1998. In addition the Company's merger with Odd's-N-End's Inc. ("Odd's-N-End's") was complete on September 30, 1998. Together, these two companies operate 43 retail stores in Minnesota and the surrounding upper Midwest region, nine retail stores in Texas and 22 retail stores in upper New York State. The Company issued shareholders of Universal a maximum 269,589 shares of the Company's Common Stock and paid $843,243 to holders of Odd's-N-End's common stock approximately.

      Prior to September 16, 1998 the Company's ownership interest in Universal was accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for the nine months ended September 30, 1998 was a charge of $1.3 million. As of September 30, 1998, the Company has consolidated the results of operations of Universal with those of the Company for the period from September 17, 1998 to September 30, 1998. Historically, Universal's financial statements were consolidated with Odd's-N-End's financial statements. The Company recorded approximately $8.9 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. In conjunction with the acquisition of Universal the Company retired Universal's revolving credit line which totaled approximately $12.5 million. The Company continues to support Universal by providing trade credit and other advances. Such amounts are provided from the Company's ongoing cash flows from operations and its existing working capital.

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

The Company maintains cash and short and long-term investments with highly qualified financial institutions. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short and long-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. At various times such amounts may be in excess of insured limits. As of September 30, 1998 the Company owned the land and buildings for four of its current retail store locations and one future store location. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investments grade securities.

During the nine month period ended September 30, 1998 and 1997, net cash provided by operations was $14.5 million and $10.8 million respectively. Inventories increased $5.9 million in 1998 as compared to an increase of $2.1 million in 1997. Receivables increased $0.8 million, in 1998 and $1.0 in 1997 respectively. Also in 1998 the Company's receivable from Universal decreased $0.2 million. Accounts payable increased $3.4 million in 1998 and decreased $0.1 million in 1997. Accrued expenses decreased $0.8 million in 1998 and 0.6 million in 1997. Current income taxes payable decreased $0.2 million in both 1998 and 1997. In April 1998 the Company issued 750,000 shares of its common stock in a secondary public offering and received net proceeds $27.3 million. Proceeds were temporarily reinvested in marketable securities and approximately $12.5 was used to retire Universal debt in September 1998 after the conclusion of the acquisition. Remaining amounts are being used for on going working capital needs. Expenditures for property and equipment were $8.4 million for the nine-month period in 1998 and $7.8 million in 1997. The Net cash used in financing activities, included $2.2 million of proceeds from the exercise of stock options in 1998 and $0.8 million to acquire the remaining 46% of the Odd's-N-End's shares not owned by Universal. The Company also made payments of $0.5 million on the capitalized warehouse lease. The Company has no bank debt.

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

The Company plans to open new stores at a targeted annual rate of 20%. The average investment per new store opened in 1996, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $650,000. Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $9.0 million in each of 1998 and 1999. The Company's total planned expenditures in each of 1998 and 1999 for additions to fixtures and leasehold improvements of existing stores are approximately $600,000. The Company believes that its total capital expenditure requirements (including new store openings) will increase to approximately $11.4 million and $11.6 million in 1998 and 1999, respectively. Capital expenditures in 1998 and 1999 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations and the April 30, 1998 secondary stock offering, will be sufficient to meet operating needs, capital spending requirements.

     The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities and Exchange Act of 1934, concerning the Company's operations, expansion plans, economic performance, financial condition, the recently consummated of Universal and Odd's-N-End's and their effect on the Company's results of operations, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect". Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors, including certain risk factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to integrate Universal and Odd's-N-End's, achieve anticipated operating synergies and to operate their stores at multiple price points and in different geographic locations, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory at favorable prices and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors (vii) dependence on key personnel and control of the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Year 2000

General
The Year 2000 issue relates to the problems associated with many computer systems (including computer chips and software) not being designed to use dates for the Year 2000 and thereafter. Many of these systems internally record only the last two digits for the year of dates, and will not correctly distinguish between different years ending with the same two digits (the years 2000 and 1900 would be recorded identically). Others of these systems will not be able to accept, print, or display dates greater than 12/31/1999. While others may cease to function ("crash"), produce miscalculations or produce other undesired results in connection with such dates. The Year 2000 issues are a concern to the Company due to potential impacts on the Company's systems and additionally a concern for the potential impact to the systems of other entities (vendors, service providers, utility providers, transportation, banks, etc.) that provide products and services to the Company.
Although the Company believes that the Year 2000 issue will not pose significant internal operational problems for the Company, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not done, in a timely manner, with respect to the potential problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations including, among other things, a temporary inability to process credit sales transactions, record inventory transactions and engage in similar normal business activities. Additionally, there is no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or operations.

Year 2000 Status

General phases of the project include (1) cataloging Year 2000 issues; (2) assigning priorities and materiality of the issues to the Company; (3) implementing and testing the necessary modifications and replacements, and
(4) contingency planning.

The Company's use of computer systems consists of five major areas (1) operating systems; (2) purchased standard software applications; (3)
internally developed software applications; (4) third party suppliers and agents; and (5) embedded chips. Application software concerns include both the conversion of software that is not Year 2000 compliant and or replacement of software where applicable.

The Company's primary computer systems consist of standard accounting and financial reporting packages utilizing a PC-based local area network and a packaged inventory control system, customized for the Company's needs, processed by a Hewlett Packard RISC-based system. Based on a preliminary review of the hardware, system software, and application software comprising these primary systems, the Company believes that, with some corrective measures, these primary systems will not be materially impacted by Year 2000 issues.

Third party suppliers include merchandise vendors, outside payroll processing, freight companies, banks, brokerage firms which hold the company's securities in street names as well as the underlying institutions issuing the securities, customer credit card and ATM authorization firms, stock transfer agent, security alarm, fire prevention, phone services, insurance companies, energy and other utility suppliers and various local, state and federal governmental regulatory agencies.

99 Cents Only Stores year 2000 Project is proceeding substantially on schedule. The Company has undertaken its year 2000 project internally and has developed a plan to make the Company's business computer systems Year 2000 compliant. The Company is completing the assessment as to its critical systems. The Company believes the risks associated with internal systems are minimal. The customized internal modifications are behind schedule, and will be complete in the last quarter of 1999.

Many of the Company's third party suppliers have been surveyed and identified as to those having a direct interface level. Letters and questionnaires are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company anticipates that these activities will be on going for the remainder of 1998 and all of 1999 and will include follow up telephone interviews and on site meetings. The Company is not currently aware of any single vendor or other third party that may have a material impact on the Company. The Company can provide no assurance that Year 2000 compliance will be successfully completed by its third party suppliers in a timely manner.

Cost

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 compliance work has not been established, but is not expected to be material.

Contingency Plan

The Company has not yet begun a comprehensive analysis for the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst case scenario as such a situation has not been clearly identified. The Company believes that any failures of its internal systems to be Year 2000 compliant will not alone materially adversely affect the continuity of core retail business or to receive and ship merchandise to its retail stores. The Company does however plan to begin a contingency analysis and plan by March 1, 1999.

The Year 2000 compliance project is expected to reduce the level of uncertainty about the effect of Year 2000 on the Company and in particular about the preparedness of significant third party agents. The Company believes that with the implementation and completion of the project, significant interruptions of normal operations should be reduced. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that Year 2000 issue will not have a material adverse impact on the Company results of operations or adversely affect the Company's relationships with suppliers, customers or other third parties. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1997. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue may not affect its operations and business, or expose it to third party liability.


















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







                                                  99 CENTS ONLY STORES


Date: November 12, 1998                             /s/ Andrew A. Farina
                                                  Andrew A. Farina
                                                  Chief Financial Officer






















                                           EXHIBIT 27.1

                 99 Cents Only Stores
                Financial Data Schedule

<PERIOD TYPE>                              3-mos
<FISCAL YEAR END>                   Dec. 31 1998
<PERIOD START>                     Jan.  01 1998
<PERIOD END>                       Sept. 30,1998
[CASH]                                       776
[SECURITIES]                              36,814
[RECEIVABLES]                              2,579
[ALLOWANCES]                               (164)
[INVENTORY]                               77,213
<CURRENT ASSETS>                         119,890
[PP&E]                                    56,128
[DEPRECIATION]                          (13,398)
<TOTAL ASSETS>                           185,914
<CURRENT LIABILITIES>                     19,492
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 107,515
<OTHER SE>                                46,739 <FN1>
<TOTAL LIABILITY AND EQUITY>             154,254
[SALES]                                  212,599
<TOTAL REVENUE>                          212,599
[CGS]                                    136,139
<TOTAL COSTS>                             48,206
<OTHER EXPENSES>                           1,334
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                         1,099
<INCOME PRE TAX>                          28,019
<INCOME TAX>                              11,381
<INCOME CONTINUING>                       16,638
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                              16,638
<EPS PRIMARY>                               0.87
<EPS DILUTED>                               0.86

<FN1> Retained Earnings