Form 10-K
period 1998-12-31
99 CENTS ONLY STORE
filed 1999-03-26
CIK 1011290

43



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998
                                    Or
    o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 1-11735


                           99 CENTS ONLY STORES

          (Exact name of registrant as specified in its charter)

          California                     95-2411605
 (State or other Jurisdiction         (I.R.S. Employer
      of Incorporation or            Identification No.)
         Organization)
  4000 Union Pacific Avenue,                90023
 City of Commerce, California            (zip code)
     (Address of Principal
      Executive Offices)

    Registrant's telephone number, including area code: (323) 980-8145
       Securities registered pursuant to Section 12(b) of the Act:
            Common Stock, no par value  New York Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes x No o

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
      The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 25, 1999 was $547,638,368 based on a $40.50 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.

     Common Stock, No Par Value, 24,804,203 Shares as of March 25, 1999

      Portions  of  Part  III  of  this report have  been  incorporated  by
reference   from  the  Company's  Proxy  Statement  for  the  1999   Annual
Shareholders meeting.




                           99 CENTS ONLY STORES
                            Table of Contents



                                                                      Pag
                                                                       e
Part I
Item 1.  Business                                                         3
Item 2.  Properties                                                      16
Item 3.  Legal Proceedings                                               18
Item 4.  Submission of Matters to a Vote of Security Holders             18
 Part
  II
Item 5.  Market for Registrant's Common Stock and Related Stockholder    18
        Matters
Item 6.  Selected Financial Data                                         19
Item 7. Management's Discussion and Analysis of Financial Condition 21 and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk      37
Item 8.  Financial Statements and Supplementary Data                     38
Item 9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                        56
 Part
  III
Item 10. Directors and Executive Officers of the Registrant              56
Item 11. Executive Compensation                                          56
Item 12. Security Ownership of Certain Beneficial Owners and             56
        Management
Item 13. Certain Relationships and Related Transactions                  56
 Part
  IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form     56
        8-K





                                  PART I

Item 1. Business

      99 Cents Only Stores (the Company, including 99 Cents Only Stores and Universal International, Inc. and its retail stores, Only Deals and Odd's-N-End's) is a leading deep-discount retailer of primarily name-brand,
consumable  general  merchandise.  The  Company's  stores  offer   a   wide
assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 1998, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. The Company provides customers significant value on their everyday household needs and an exciting shopping experience in customer-service-oriented stores which are attractively merchandised, brightly lit and well-maintained. The Company believes that its name-brand focus, along with a product mix emphasizing
value-priced  food  and  beverage  and  other  everyday  household   items,
increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles. The
Company believes its format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales. The Company's 66 existing 99 Cents Only Stores at March 25, 1999 are located in Southern California and have an average size of approximately 15,000 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $335, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $4.1 million in 1998.

      The Company opened its first 99 Cents Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which is one of the fastest growing retail sectors in the United States. The Company significantly increased its rate of store expansion following its initial public offering in May 1996, expanding its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 64 stores and 822,900 estimated saleable square feet at December 31, 1998, representing a compound annual growth rate ("CAGR") of 21.1% and 35.3%, respectively. The Company believes that its attractive store-level economics facilitates its expansion. Historically, the Company's 99 Cents Only Stores have been profitable within their first year of operation. In the first quarter of 1999, the Company opened two stores and plans to open an additional 11 net new stores during the remainder of the year. The Company intends to continue its planned store expansion over the next several years at a targeted growth rate of approximately 20% per year. The Company estimates that the Southern California market has the potential for over 199, 99 Cents Only Stores.

      In September 1998 the Company completed its acquisition of Universal International, Inc. and Odd's-N-End's, Inc. As a result of the Company's acquisition, the Company owns 94% of the outstanding common stock of Universal. As of March 25, 1999 Universal operates 69 Only Deals and Odd's-N-End's deep discount stores located in Minnesota and the surrounding upper Midwest, upstate New York and Texas. Like the Company's 99 Cents Only Stores, the majority of Universal's product offerings are comprised of recognizable name-brand consumable general merchandise, regularly available for reorder. The Universal retail price points include items priced over 99 cents, however its retail product mix and merchandising techniques are similar to that of the Company's 99 Cents Only Stores. As of March 25, 1999 the 69 Universal stores had 631,600 saleable square feet.

      The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery store chains and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. In addition to Universal, Bargain Wholesale enables the Company to sell merchandise at prices other than 99 Cents, providing the Company greater flexibility in inventory management. Bargain Wholesale represented 16.5% of the Company's net sales in 1998.

Industry

      The Company participates primarily in the deep-discount retail industry, with its 99 Cents Only Stores and Universal's Only Deals and Odd's-N-End's stores. Deep discount retail is distinguished from other retail formats by the purchase of close-out and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. This results in a continually changing selection of specific brands of products. The deep-discount retail industry is one of the fastest growing retail sectors in the United States.

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


  Focus on "Name-Brand" Consumables. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 Cents. During 1998, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.

  Broad Selection of Regularly Available Merchandise. The Company's retail stores offer consumer items in each of the following staple product categories: food and beverages, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company added a deli and frozen food section in its 99 Cents Only Stores in the second and third quarters of 1997. The Company ensures that its merchandise offering is complete by supplementing its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop the stores for their everyday household needs, leading to a high frequency of customer visits.

 Attractively Merchandised and Well-Maintained Stores. The Company strives to provide its customers an exciting shopping experience in customer-service-oriented stores which are attractively merchandised, brightly lit and well-maintained. The Company's stores are merchandised and laid out in a "supermarket" format with items in the same category grouped together. In addition, the shelves are restocked as needed during the day. By offering merchandise in an attractive, convenient and familiar environment, the Company believes its stores appeal to a wide demographic of customers.

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

 Complementary Bargain Wholesale Operations. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's wholesale division grew from $30.3 million in 1995 to $53.3 million in 1998, primarily due to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company opened showrooms in New York City in February 1997 and Chicago in February 1998 to support its Bargain Wholesale operation.


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


  Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The Company's 64 existing 99 Cents Only Stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 35 new stores that average over 20,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. Universal's Only Deals and Odd's-N-Ends Stores currently average 10,700 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual net sales per store and operating income typically achieved by these stores.

 Experienced Management Team and Depth of Employee Option Grants. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores that significantly contributes to the success of the Company and its operations. Accordingly, all members of management of the Company (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President Distribution, Jeff Gold, Senior Vice President Real Estate and Information Systems, Eric Schiffer, Senior Vice President Operations and Finance and Karen Schiffer Senior Buyer) and all employees (part-time or full-time) with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 1998, the Company's employees (other than executive officers) held options to purchase an aggregate of 2,015,675 shares, or over 8.2% of the fully-diluted shares of Common Stock outstanding.

Growth Strategy

      Management believes that future growth will primarily result from new store openings facilitated by the following:

  Southern California has Significant Potential for Growth. By continuing to focus 99 Cents Only Store openings in Southern California for the immediate future, the Company can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company's growth strategy in Southern California will focus on opening locations in existing markets as well as expanding into markets adjacent to those currently served. The Company opened it's first two 99 Cents Only Store in San Diego County in the fourth quarter of 1998. The Company has plans to open at least 13 net new 99 Cents Only Stores in 1999 (a net increase of 20%), all in the Southern California area. As of March 25, 1999, the Company had opened two new stores, and secured sites for five additional store locations. The Company intends to continue its planned store expansion over the next several years at a targeted rate of approximately 20% per year. The Company estimates that the Southern California market has the potential for over 199, 99 Cents Only Stores.




  Portable Format Facilitates Geographic Expansion. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. With the Company's retail presence established in the upper Midwest, upstate New York and Texas and with distribution facilities in Minneapolis serving these stores, the Company expects to explore the potential for geographic expansion as opportunities present themselves in the next several years. The Company intends to focus on developing clusters of stores that can take advantage of its local warehouse and distribution facilities.

 Acquisitions. The Company considers acquisition opportunities as they are presented to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions. The Company believes that its acquisition of Universal in September 1998 satisfied this objective.


Recent Developments

      In November 1997 the Company acquired common stock of Universal equal to 48% of the outstanding common stock. On September 16, 1998, the Company acquired an additional 4.3 million shares or approximately 46% and now owns 94% of the outstanding Common Stock of Universal. Pursuant to the exchange offer, the Company exchanged one share of its common stock for every 16 outstanding shares of Universal plus the associated common share purchase rights. The offer closed on September 16, 1998. In addition the Company's merger with Odd's-N-End's Inc. ("Odd's-N-End's") was complete on September 30, 1998. Together, these two companies operate 42 retail stores in Minnesota and the surrounding upper Midwest region, nine retail stores in Texas and 22 retail stores in upper New York State. The Company issued shareholders of Universal 336,986 shares of the Company's Common Stock and paid $843,243 to holders of Odd's-N-End's common stock.

      Prior to September 16, 1998 the Company's ownership interest in Universal was accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for the nine months ended September 30, 1998 was a charge of $1.4 million. As of December 31, 1998, the Company has consolidated the results of operations of Universal with those of the Company for the period from September 17, 1998 to December 31, 1998. The Company recorded approximately $8.6 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. In conjunction with the acquisition of Universal the Company retired Universal's revolving credit line which totaled approximately $12.5 million. The Company continues to support Universal by providing trade credit and other advances. Such amounts are provided from the Company's ongoing cash flows from operations and its existing working capital.

      The Company's investment in Universal was motivated by an opportunity to apply the Company's core competencies to two under-performing retail chains which the Company believes have significant upside potential. Universal's strengths include its many attractive store locations, strong trade name identity and inventory of first-quality, close-out merchandise. In addition, Universal has built a strong management team led by its Chief Executive Officer, Richard Ennen, who was hired in September 1996 as Vice President of Merchandising and assumed his current position in February 1998, and a solid corporate infrastructure and operating systems. The Company believes Universal's historical performance has been impaired by a lack of capital, which has limited its access to merchandise and its ability to purchase merchandise at attractive prices, a failure to focus attention on store merchandising and layout to create an attractive store environment and a failure to identify and take advantage of cost saving opportunities.



      Since the Company acquired Universal it has gained greater access to name-brand, close-out and regularly available goods, implemented more savvy purchasing procedures, and developed and begun to implement a new merchandising program that places greater emphasis on consumables and focuses on attractive, convenient store layouts. Further, Universal has determined to close unprofitable stores and has completed the consolidation of its three warehouse and distribution facilities into a single facility. In addition, Universal has identified several areas for cost savings, including freight and advertising. During 1998, Universal introduced a revised merchandising program in all of its stores to accommodate the 99 Cents Only Stores philosophy. The Company believes that its strong reputation among suppliers and the depth of its operating experience in the deep-discount industry has contributed to these changes. The Company and Universal continue to review Universal's operations to identify other opportunities for cost savings and improvements to operations. In addition, the Company and Universal are reviewing less profitable stores to determine stores that should be relocated or closed. Since December 31, 1998 the company has closed six stores. As of March 25, 1999 Universal now has a total of 69 Only Deals and Odd's-N-End's stores.


      Universal's Only Deals and Odd's-N-End's stores will provide the Company a retail channel for merchandise at prices other than the Company's single price point and will enable the Company to increase the volume of merchandise sold by it. The Company believes that this greater distribution capability will provide the Company an opportunity to strengthen its relationship with its suppliers, increase the Company's exposure to opportunistic buying opportunities, allow the Company to capture a wider range of merchandise and enable the Company to take greater advantage of volume discounts. Further, the acquisitions allow the Company to diversify its geographic presence and provide the Company valuable experience in other merchandising formats. This geographic presence could serve as a basis for launching the Company's 99 Cents Only Stores retail format into these regions in future periods. The Company believes further opportunities exist for improving store level economics. In addition, it is anticipated that the acquisition will ultimately provide the combined businesses with opportunities to realize the efficiencies and synergies available by operating on a cooperative basis which include economies of scale in purchasing, insurance, marketing, advertising, human resources and administration.


Retail Operations

      The  Company's  retail stores offer customers a  wide  assortment  of regularly available consumer goods, as well as a broad variety of first-quality, close-out merchandise, generally at a significant discount from normal retail. All merchandise sold in the Company's 99 Cents Only Stores retail stores sells for 99 cents per item or two or more items for 99 cents. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumables that can be purchased for 99 cents. Universal's Only Deals and Odd's-N-End's stores also sells merchandise at deep discounts within a similar range.

      The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Store operations (amounts in thousands, except sales per square foot):












                              Year Ended December 31,
                        1994    1995   1996    1997    1998


99 Cents Only Stores
net retail sales        $110,7 $121,9  $143,1  $186,0 $238,86
                            24     98      63      24       7
Universal retail sales        -      -       -       - $31,107
(a)
99 Cents Only Stores
annual net sales
growth rate               8.7%  10.2%   17.3%   29.9%   28.4%
99 Cents Only Stores
store count at
beginning of year           31     34      36      43      53
New stores                    4      4       8      10      13
Stores closed              1(b)   2(c)    1(c)       -    2(c)
Universal stores (a)          -      -       -       -      75
Total store count at
year end                    34     36      43      53     139
Average 99 Cents Only
Stores net sales per
store open the full
year(d)                 $3,267 $3,467  $3,667  $3,750  $4,147
Estimated saleable
square footage at
year end for 99 Cents   293,00 332,10  455,20  631,50 822,900
Only Stores                  0      0       0       0
Average net sales per
estimated saleable
square foot(d)            $396   $397    $389    $354    $335
Change in comparable 99
Cents Only Stores net
sales(e)                (1.4)% (0.2)%    2.8%    1.5%    4.3%
Estimated saleable
square footage at
year end for                 -      -       -       - 694,400
Universal's stores


(a) Represents sales from the date of acquisition September 17, 1998 to December 31, 1998. As of March 25, 1999 Universal had closed 6 stores and now has a total of 69 stores. The Company has closed those stores that were performing below expectations or were in outlying areas and the leases were expiring.

(b)  Store closed September 1994 due to fire.

(c)  Stores closed due to relocation to a larger nearby site.

(d)  For stores open for the entire fiscal year for 99 Cents Only Stores.

(e) 99 Cents Only Stores for the years 1994-1996 change in comparable stores net sales compares net sales for stores open for the entire two years compared. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.
  Merchandising. All of the Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the Company. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retails elsewhere from $1.19 to $9.99, for only 99 cents per item or group of items. The Company believes that this concept also applies to the Universal Only Deals and Odd's-N-End's stores. Each store typically carries over five thousand different stock keeping units ("SKUs"). The merchandise sold in the Company's stores primarily consists of a wide variety of basic consumer items including beverages and food, health and beauty aids and household products (cleaning supplies, paper goods, etc.). The stores also carry housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal, baby products and toys, giftware, pet products and clothing. In the second and third quarters of 1997, the Company added a deli and frozen foods section to each store. None of the Universal stores carry deli or frozen products.

      While each of the Company's stores regularly carry a variety of basic household consumer items, the stores differ from typical discount retail stores in that they do not continuously stock complete lines of merchandise. Although a majority of the merchandise purchased by the Company is available for reorder, the mix of specific brands of merchandise frequently changes, depending upon the availability of close-out and other special-situation merchandise at suitable prices. Since commencing its close-out purchasing strategy in 1976, the Company has not experienced difficulty in obtaining name-brand close-outs as well as reorderable merchandise at attractive prices. Management believes that continuously changing specific name-brands found in its stores from one week to the next encourages impulse and larger volume purchases, results in customers shopping more frequently and helps to create a sense of urgency, awareness and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific items that may be purchased by a single consumer.

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

 Store Size, Layout and Locations. The Company's 66 existing 99 Cents Only Stores are located in Southern California and average over 15,000 gross square feet. Since January 1, 1995, the Company has opened 35 new stores (including two relocations in 1995, one in 1996 and two in 1998) that average over 19,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores. Universal's stores average 10,700 gross square feet and 9,100 saleable square feet. All of Universal's stores are leased.

       The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores, a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The stores are located primarily in more densely populated, demographically diverse neighborhoods. The Company's 66 existing 99 Cents Only Stores are located in five counties: 52 in Los Angeles County, nine in Orange County, two in San Bernardino County, one in Riverside County and two in San Diego County. Universal's 69 stores at March 25, 1999 consist of 22 Odd's-N-End's stores located in upstate New York, 39 stores in the upper mid west and 8 stores in Texas.


      The Company's stores are attractively merchandised, brightly lit, well-maintained, "destination" locations. The layout of each of the Company's stores is customized to the actual size and configuration of the individual location. The interior of each store is, however, designed to reflect a uniform format, like a typical supermarket, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows unobstructed visibility throughout the store, distinctive color scheme, interior and exterior signage and customized check-out counters, floors, price tags, shopping carts and shopping bags. The Company emphasizes a strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day, change frequently and often incorporate seasonal themes. The Company believes that due to the continuously changing brand-names, the lower shelving height and the absence of aisle description signs, the typical customer tends to shop the whole store.

     The Company leases 61 of its 66 99 Cents Only Stores retail locations. The Company typically seeks leases with an initial five to ten year term with one or more five-year options. See "Item 2 Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through the efforts of the Company's real estate department. All of Universal's Only Deals and Odd's-N-End's stores are leased with remaining lease terms extending one to six years. Most leases have renewal options ranging from three to ten years.

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











 Advertising. Advertising expenditures were $1.5 million, $2.0 million and $3.1 million for 1996, 1997 and 1998, respectively, or 0.8%, 0.9% and 1.1%
of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each and nine microwave ovens for 99 Cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company also uses a direct mail campaign for new customers who are homeowners in more upscale neighborhoods. The Company believes the direct mail campaign has been successful in attracting new customers.

Bargain Wholesale

      In 1998, Bargain Wholesale sold merchandise to over 999 customers, including other wholesalers, small local retailers, large regional and national retailers and exporters. During 1998, no single customer accounted for more than 3% of Bargain Wholesale's net sales. In 1998 Bargain Wholesale shipped $12.0 million of merchandise to Universal. These shipments were billed at cost and were shipped during the period from January through September 16, 1998, prior to the acquisition of the majority interest in Universal. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its recently opened showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

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

     Bargain Wholesale conducts its wholesale operations through its 15,000 square foot product showroom located at the Company's warehouse and distribution facility. The Company's showrooms in New York and Chicago also continue to support Bargain Wholesale's operations.





Purchasing

      The Company's purchasing department staff consists of fourteen buyers managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The Company's buyers purchase for 99 Cents Only Stores, Universal and Bargain Wholesale. The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

       The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 2% of the Company's total purchases in 1998. During 1998, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of four years.

      A significant portion of the merchandise purchased by the Company in 1998 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors that recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of close-out or special-situation merchanidse develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the
Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment,
(vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation along with its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

      In 1998, reorderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase reorderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of reorderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.



      The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation which primarily purchases reorderable merchandise. The Company imports products mainly from Southeast Asia. Merchandise directly imported by the Company accounted for approximately 7% of total merchandise purchased in 1998. The Company primarily imports merchandise in product categories which are not brand sensitive to consumers such as kitchen items, housewares, toys, seasonal products, petcare and hardware.

Warehousing and Distribution

      The Company maintains an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are also located in this facility. The site is located near downtown Los Angeles and has close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The warehouse has 129 dock doors available for receiving or shipping, over 25 dock levers and, new racking with over 10,000 pallet positions. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of 24 tractors and 44 trailers which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically three times a week. Product is delivered to a store the day after the store places a scheduled order. Most of the merchandise is requested by the store in conjunction with the Company's buyers (i.e., ordered by the store manager) as opposed to being determined by the distribution center (i.e., sent by order of the Company's distribution personnel). The Company attempts to optimally utilize its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company believes that its current warehouse and distribution facility will be able to support distribution to approximately 150 additional stores in Southern California. The Company also maintains a 210,000 square foot distribution facility in New Hope, Minnesota, which serves as a principal distribution facility for Universal. This lease expires in July 2000. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs.

Information Systems

     The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network
(LAN) and a separate partially customized inventory control system processed by a Hewlett-Packard RISC-based computer. The Company's inventory management system is designed to track all inventory received at the Company's distribution center and shipped to each retail stores location or Bargain Wholesale customer. The Company's systems allow management to monitor inventory and assist store operations. In light of the Company's continuously changing merchandise, single price point and other factors, the Company has determined not to install a point of sale system in its 99 Cents Only Stores. The retail order processing system has been designed to expedite the processing of retail store orders for both store and warehouse personnel. Buyers use inventory and historical shipment information to assist in reordering and inventory planning functions. The Company employs an accounts payable and general ledger software package that shares information with the inventory management, order processing and accounts receivable system. This system is currently being updated to a network windows version and will integrate Universal's operations as well. The Company has implemented various reporting tools to support the timely generation of financial and managerial reports from the Company's information systems. The Company has installed personal computers in each 99 Cents Only Store location for use with a popular suite of retail applications purchased in late 1997. The Company internally refers to this store-level personal computer implementation as its "C.E.N.T.S." system. The first phase of C.E.N.T.S., which includes electronic mail, electronic forms and time and attendance module has been fully implemented as of June 1998. The second phase of C.E.N.T.S., which includes sales forecasting and labor scheduling modules have been implemented and is being rolled out to the stores beginning in the second quarter of 1999. Future modules will include daily sales reporting and sales/payroll analysis, and may include certain store-level human resources functions. The Company also embarked on it's implementation of store ordering system to allow for a more efficient order processing using handheld units and processed through it's C.E.N.T.S. system. Universal uses NCR scanning equipment in its stores to track sales, SKU level inventory and markdowns. This POS system provides real time information to manage day to day operations at Universal.

      The Company's accounting and management information systems are overseen by a director of information systems who manages a staff of four employees. The Company believes that its accounting and management information system and inventory control system adequately provide for its current needs. The Company intends to continue to update and enhance its systems in order to improve capabilities and provide for planned growth. If the Company should experience faster than anticipated growth, the Company may be required to install a new management information or inventory control system or undergo a significant modification of its current systems to accommodate a larger business. The Company has completed an assessment and has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project cost is not anticipated to have a material effect on the results of operations and is scheduled to be completed no later than mid-1999.

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

Employees

      At December 31, 1998, the Company had 4,433 employees. 99 Cents Only Stores had 2,583 employees (2,190 in its retail operation, 296 in its warehouse and distribution facility, 83 in its corporate offices and 14 in its wholesale division), of which approximately 270 are part-time employees. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance and 401(k) benefits to its full time employees. All members of management of the Company (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President Distribution, Jeff Gold, Senior Vice President Real Estate and Information Systems, Eric Schiffer, Senior Vice President Operations and Finance and Karen Schiffer Senior Buyer) and all employees, part-time or full-time, with tenure of more than six months with the Company receive an annual grant of stock options. Also, Universal has 1850 employees 124 in warehouse and administration and 1,726 are employed in the retail operations.
Trademarks and Service Marks

      "99 Cents Only Stores", "99 Cents", Only Deals and Odd's-N-End's are registered service marks of the Company and are listed on the United States Patent and Trademark Office Principal Register. Bargain Wholesale is a service mark used by the Company. Management believes that the Company's trademarks, service marks and trade names are an important but not critical element of the Company's merchandising strategy.

Environmental Matters

      Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 25, 1999 the Company leases 130 of its 135 existing stores, as well as its warehouse and distribution facilities (where its executive offices are located). The Company currently intends to exercise an option to purchase the warehouse and distribution facility in Commerce, California, in December 2000, the end of the lease term. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

Item 2. Properties

      As of March 25, 1999, the Company leased 130 of its 135 store locations. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold Family.

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

      The following table sets forth, as of the date of this filing, information relating to the expiration dates of the Company's current retail stores leases assuming the exercise of all options to extend:

Expiri  Expirin Expirin   Expiring
  ng       g       g        2005
 1999   2000-20 2002-20  and Beyond
          01       04

10(a)         43       48         29

(a)  Includes six stores leased on a month to month basis.

      The Company has purchased five locations, one opened in each of November 1996, February 1997, November 1997, September 1998 and March 1999. The Company may also purchase other locations in the future.

      The Company leases its warehouse and distribution facilities. The Company's executive offices are also located in the Commerce California facility. In December 1993, the Company entered into a seven year triple net lease agreement with a purchase option, which is accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty-four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. The Company has the option to purchase the property for $10.5 million at the end of the lease and the Company currently intends to exercise the option. If the Company does not exercise the purchase option, the Company will be subject to a $7.6 million penalty. The Company also maintains a 210,000 square foot distribution facility in New Hope, Minnesota, which serves as a principal distribution facility for Universal. This lease requires minimum monthly payments of $48,000 and expires in July 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                 PART II


Item  5.  Market  for  Registrant's Common Equity and  Related  Stockholder
Matters

      The Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. The Common Stock was not publicly traded prior to the Company's initial public offering on May 23, 1996. All stock prices have been restated to reflect two five-for-four stock splits effected in the form of stock dividends which were paid on November 28, 1997 and November 12, 1998.

                                                        Price
                                                        Range
                                                        High   Low

1997:
   First Quarter                                          $12.8 $10.2
                                                            7     4
   Second Quarter                                         19.28 12.40
   Third Quarter                                          22.07 17.28
   Fourth Quarter                                         24.45 20.48
1998:
   First Quarter                                          $31.6 $21.6
                                                            0     0
   Second Quarter                                         34.66 27.15
   Third Quarter                                          37.45 28.10
   Fourth Quarter                                         49.13 29.40
1999:
   First Quarter through March 25, 1999                   49.13 39.75

      The closing price as reported on March 25, 1999 on the New York Stock Exchange is set forth on the cover page of this Form 10K. As of March 25, 1999, the Company had approximately 4,441 holders of the Common Stock including 457 shareholders of record.

     The Company has not paid any cash dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its development and expansion and therefore does not anticipate the payment of any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors, which the Board of Directors considers appropriate.

Item 6. Selected Financial Data

      The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for each of the three years ended December 31, 1996, 1997, and 1998, and the balance sheet data as of December 31, 1997 and 1998 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The selected statements of operations data for the years ended December 31, 1994 and 1995, and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from financial statements audited by Arthur Andersen LLP not included herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                               Year
                              Ended
                             December
                               31,
                               1994     1995     1996     1997      1998
                             (Amounts
                                in
                             thousand
                                s,
                              except
                               per
                              share
                               and
                             operatin
                             g data)

Statement of Operations Data:
Net sales:
   99 Cents Only Stores        $110,724 $121,998 $143,163  $186,024 $238,867
  Universal                           -        -        -         -   31,107
   Other retail sales(a)          2,097      492        -         -        -
   Bargain Wholesale             18,916   30,337   40,480    44,831   53,299


        Total                      131,737  152,827  183,643   230,855  323,273
Cost of sales                   88,045  102,160  120,922   146,797  199,618

Gross profit                    43,692   50,667   62,721    84,058  123,666
Selling, general and
administrative expenses:
   Operating expenses            31,319   32,169   37,683    49,850   73,941
   Depreciation and               1,342    1,640    2,009     2,989    5,053
amortization


        Total operating expenses    32,661   33,809   39,692    52,839   78,994


Operating income                11,031   16,858   23,029    31,219   44,661
Special litigation provision   (2,900)        -        -         -        -
reversal(b)
Interest (income) expense,         764      755    (126)     (855)  (1,403)
net
Equity loss and minority             -        -        -         -    1,429
interest


Income before provision for
income taxes                   13,167   16,103   23,155    32,074   44,635
Provision for income
taxes(c):
   Pro forma                      5,163    6,509    9,453         -        -


   Historical                        62      156    2,418    13,124   17,942


Net income(c):
   Pro forma                     $8,004   $9,594  $13,702         -        -



   Historical                   $13,105  $15,947  $20,737   $18,950  $26,693




Earnings per common
  share(c)(h):
   Pro forma_Basic                $0.51    $0.62    $0.68         -        -
   Pro forma_Diluted               0.51     0.62     0.62         -        -
   Historical_Basic                0.85     1.02     1.03     $0.82    $1.11
   Historical_Diluted              0.85     1.02     0.94      0.81     1.09
Weighted average number of
common shares outstanding:
   Pro forma_Basic               15,514   15,514   20,129         -        -
   Pro forma_Diluted (d)         15,514   15,514   21,999         -        -
   Historical_Basic              15,514   15,514   20,129    23,178   24,022

                      (Continued from previous page)



Company Operating Data:
Sales Growth
   99 Cents Only Stores            8.7%    10.2%    17.3%     29.9%    28.4%
   Universal                          -        -        -         -        -
   Bargain Wholesale                4.9     60.4     33.4      10.8     18.9
   Total Company sales              7.1     16.0     20.2      25.7     40.0
Gross margin                      33.2     33.2     34.2      36.4     38.3
Operating margin                   8.4     11.0     12.6      13.5     13.8
Net income margin:
   Pro forma                        6.1      6.3      7.5         _        _
   Historical                       9.9     10.4     11.3       8.2      8.3
Retail Operating Data(e):
99 Cents Only Stores at end
of period                          34       36       43        53       64
Universal stores end of              -        -        -         -       75
period
Change in comparable stores     (1.4)%   (0.2)%     2.8%      1.5%     4.3%
net sales 99 Cents Only
Stores
Change in comparable stores
net sales Universal (f)             -        -        -         -    10.4%
Average net sales per store
open the full year 99 Cents
Only Stores                    $3,267   $3,467   $3,667    $3,750   $4,147
Average net sales per
estimated saleable square
foot 99 Cents Only Stores        $396     $397     $389      $354     $335
(g)
Estimated saleable square
footage at year end 99
Cents Only Stores             293,000  332,100  455,200   631,500  822,900
Estimated saleable square
footage at year end for
Universal's stores                  -        -        -         -  694,400

                              As of
                             December
                               31,
                               1994     1995     1996     1997      1998

Balance Sheet Data:
   Working capital              $24,713  $28,690  $58,822   $60,791 $110,510
   Total assets                  51,419   57,598   98,997   119,443  198,123
   Long-term debt                     _        _        _         _        _
   Capital lease obligation,
including current portion      10,548    9,977    9,366     8,709    8,260
   Total shareholders' equity    30,811   35,558   76,505    96,308  164,366



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in connection with "Item 6_Selected Financial Data," and "Item 8_Financial Statements."

General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 25, 1999, operates a chain of 66 deep-discount 99 Cents Only Stores and 69 Universal, Only Deals and Odd's-N-End's stores. The Company's growth during the last three years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened eight, ten and thirteen stores in 1996, 1997 and 1998, respectively (seven, ten and eleven respectively, net of relocated stores). The Company opened two stores in the first three months of 1999, one in Los Angeles, California and one in Van Nuys, California and plans to open an additional 11 net stores during the remainder of the year. Of the additional stores planned for 1999, the Company has secured sites for six additional store locations and has five additional locations in escrow to acquire the leasehold interest.

      Bargain Wholesale's growth over the three years ended December 31, 1998 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.


      Comparable stores net sales improved in 1996, 1997 and 1998 after declining during 1994 and 1995. The Company believes that this trend has resulted in part from its expansion strategies. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

      During the three years in the period from January 1, 1996 to December 31, 1998, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $397 per square foot to $335 per square foot. This trend reflects the Company's determination to target larger locations for new store development.
Existing stores average approximately 15,000 gross square feet. Since January 1, 1995, the Company has opened 35 new stores (including two relocations in 1995, one in 1996 and two in 1998) that average over 19,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

     99 Cents Only Stores has increased its net sales, operating income and net income in each of the last five years. In 1998 it had net sales of $323.3 million, operating income of $44.7 million and net income of $26.7 million, representing a 40.0%, 43.1% and 40.9% increase over 1997, respectively. From 1994 through 1998, the Company had a CAGR in net sales, operating income and net income of 25.5%, 42.0% and 35.5%, respectively.

Recent Developments

      In November 1997 the Company acquired common stock of Universal equal to 48% of the outstanding common stock. On September 16, 1998, the Company acquired, pursuant to an exchange offer, an additional 4.3 million shares or approximately 46% and now owns 94% of the outstanding Common Stock of Universal. Pursuant to the exchange offer, the Company exchanged one share of its common stock for every 16 outstanding shares of Universal plus the associated common share purchase rights. The offer closed on September 16, 1998. In addition the Company acquired Odd's-N-End's by merger on September 30, 1998. Together, these two companies operate 42 retail stores in Minnesota and the surrounding upper Midwest region, nine retail stores in Texas and 22 retail stores in upper New York State. The Company issued shareholders of Universal 336,986 shares of the Company's Common Stock and paid approximately $843,243 to holders of Odd's-N-End's common stock.

      Prior to September 16, 1998 the Company's ownership interest in Universal was accounted for using the equity method. The impact of the inclusion of Universal in the Company's financial statements for the nine months ended September 30, 1998 was a charge of $1.4 million. As of
December 31, 1998, the Company consolidated the results of operations of Universal with those of the Company for the period from September 17, 1998 to December 31, 1998. The Company recorded approximately $8.6 million in goodwill on its balance sheet, which will be amortized over 30 years and will result in increased amortization expense in future periods. Universal's business is seasonal. Historically, all of its earnings have been generated in the fourth quarter, and it has incurred losses during the first three quarters of the calendar year. In conjunction with the acquisition of Universal the Company retired Universal's revolving credit line which totaled approximately $12.5 million. The Company continues to support Universal by providing trade credit and other advances. Such amounts are provided from the Company's ongoing cash flows from operations and its existing working capital.

      The Company has made in this Form 10-K forward-looking statements within the meaning of Section 27A of the Securities Act concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect". Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to integrate Universal and Odd's-N-End's and to operate their stores at multiple price points and in different geographic locations, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors as discussed in "_Seasonality and Quarterly Fluctuations,"
(vii) dependence on key personnel and control for the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

      The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                    Years
                                    Ended
                                   Decemb
                                   er 31,
                                    1996       1997         1998
                                   (Amoun
                                    ts in
                                   thousa
                                    nds)

Net sales:

   99 Cents Only Stores               $143,1  78.0 $186,0  80.6  $238,8 73.9
                                        63     %     24     %      67    %
  Universal                                -     -      -     -  31,107  9.6
   Bargain Wholesale                  40,480  22.0 44,831  19.4  53,299 16.5

     Total                              183,64  100. 230,85  100.  323,27 100.
                                         3     0      5     0       3    0
Cost of sales                        120,92  66.8 146,79  63.6  199,61 61.7
                                         2            7             8

   Gross profit                       62,721  34.2 84,058  36.4  123,66 38.3
                                                                    6
Selling, general and administrative
expenses:
   Operating expenses                 37,683  20.5 49,850  21.6  73,941 22.9
   Depreciation and amortization       2,009   1.1  2,989   1.3   5,053  1.6

     Total                              39,692  21.6 52,839  22.9  78,994 24.5

Operating income                     23,029  12.6 31,219  13.5  44,661 13.8
Interest (income) expense, net        (126)     -  (855)  (0.4  (1,403 (0.4
                                                            )       )    )
Equity loss and minority interest         -     -      -     -   1,429  0.4

Income before provision for income   23,155  12.6 32,074  13.9  44,635 13.8
taxes
Provision for income taxes(a):
   Pro forma                           9,453   5.1      -     -       -    -

   Historical                          2,418   1.3 13,124   5.7  17,942  5.5

Net income(a):
  Pro forma                           $13,70  7.5%      -     -       -    -
                                         2

  Historical                        $20,73  11.3 $18,95  8.2%  $26,69 8.3%
                                         7     %      0             3






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


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 Net Sales. Total net sales increased $92.4 million, or 40.0%, from $230.9 million in 1997 to $323.3 million in 1998. 99 Cents Only Stores net sales increased approximately $52.8 million, or 28.4%, from $186.0 million in 1997 to $238.9 million in 1998. Universal accounted for $31.1 million of the $92.4 million increase in net sales from the date of acquisition (September 16, 1998 to December 31, 1998). Bargain Wholesale net sales increased approximately $8.5 million, or 18.9%, from $44.8 million in 1997 to $53.3 million in 1998. There were no other retail operations in 1998. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 11 stores opened in 1998 and the full effect of 10 stores opened in 1997. Comparable stores net sales increased 4.3%, or $7.1 million, from 1997 to 1998. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets. Offsetting these positive developments was the adverse effect of the slow-down in shipments to export brokers.

  Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased approximately $40.0 million, or 47.1%, from $84.1 million in 1997 to $123.7 million in 1998. The increase in gross profit dollars was primarily due to higher net sales. As a percentage of net sales, gross profit improved from 36.4% in 1997 to 38.3% in 1998 reflecting the effect of a 5 to 1 ratio in 1998 of retail sales, versus wholesale sales. The ratio in 1997 was 4 to 1, retail versus wholesale. The consolidation of Universal retail, during the fourth quarter of 1998 also contributed to this increase.

  Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $26.2 million, or 49.5%, from $52.8 million in 1997 to $79.0 million in 1998. The consolidation of Universal during the fourth quarter accounted for 46% of the dollar increase. The remaining dollar increase over 1997 is associated with 1998 new store growth and the full year effect of 1997 new stores. SG&A increased as a percentage of net sales from 22.9% in 1997 to 24.4% in 1998. The increase as a percentage of net sales is primarily all due to the consolidation of Universal for the full fourth quarter. The retail operating costs including rent, freight and advertising, for Universal are greater as a percentage of sales because of the geographic dispersion of the retail stores. In addition, the minimum wage in California increased to $5.75 per hour in March 1998.

  Operating income. Operating income increased $13.4 million, or 43.1%, from $31.2 million in the 1997 period to $44.7 million in 1998. Operating income increased as a percentage of net sales from 13.5% in 1997 to 13.8% in 1998 primarily due to the increase in gross margin as discussed above.


  Interest (income) expense. Interest (income) expense relates to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized warehouse lease. The Company had no bank debt during 1998. Interest income earned on the Company's marketable securities was $2.2 million in 1998. At December 31, 1998, the Company held $43.9 million in short-term investments and $2.7 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.

Equity loss and Minority Interest. The equity loss represents the Company's share of Universal's loss from January 1, 1998 through September 16, 1998. During this time the Company had a 48 percent ownership interest in Universal. On September 17, 1998 the Company increased its Universal ownership to 94 percent. The minority interest represents the income attributable to the 6 percent outside ownership of Universal.

Provision for income taxes. The provision for income taxes in 1998 was $17.9 million, or 5.6% of net sales, compared to 13.1 million, or 5.7% of net sales, in 1997. The effective combined federal and state rates of the provision for income taxes were 40.2% and 40.9% in 1998 and 1997, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and other credits. See Note 5 of "Notes to Financial Statements."

  Net  income.   As  a  result  of the items discussed  above,  net  income increased $7.7 million, or 40.9%, from $19.0 million in 1997 to $26.7 million in 1998. Net income as a percentage of net sales was 8.2% in 1998 and 8.2% in 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

 Net Sales. Total net sales increased $47.2 million, or 25.7%, from $183.6 million in 1996 to $230.9 million in 1997. 99 Cents Only Stores net sales increased approximately $42.9 million, or 29.9%, from $143.2 million in 1996 to $186.0 million in 1997, and Bargain Wholesale net sales increased approximately $4.4 million, or 10.7%, from $40.5 million in 1996 to $44.8 million in 1997. There were no other retail operations in 1997. The increase in 99 Cents Only Stores net sales was attributed to the effect of 10 stores opened in 1997 and the full effect of seven stores opened in 1996. Comparable stores net sales increased 1.5%, or $2.8 million, from 1996 to 1997. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets. Offsetting these positive developments was the adverse effect of the slow-down in the Asian markets in which the Company markets its goods.

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

  Interest (income) expense. Interest (income) expense relates to the interest income on the Company's marketable securities net of interest expense on the Company's capitalized warehouse lease. The Company had no bank debt during 1997. Interest income earned on the Company's marketable securities was $1.6 million in 1997. At December 31, 1997, the Company held $26.2 million in short-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.

  Provision for income taxes. The provision for income taxes in 1997 was $13.1 million, or 5.7% of net sales, compared to the pro forma provision of $9.5 million, or 5.1% of net sales, in 1996. The effective combined federal and state rates of the provision for income taxes were 40.9% and 40.8% in 1997 and 1996, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax credits. See Note 5 of "Notes to Financial Statements."

  Net income. As a result of the items discussed above, net income increased $5.2 million, or 38.3%, from pro forma $13.7 million in 1996 to $19.0 million in 1997. Net income increased as a percentage of net sales from 7.5% in 1996 to 8.2% in 1997.


Liquidity and Capital Resources

      Since inception, the Company has funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirement result primarily from purchases of inventory, expenditures related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of close-out and other special-situation opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

      During 1996, 1997 and 1998, net cash provided by operations was $15.6 million, $13.7 million and $27.0 million, respectively. Net cash provided by operations reflects increases in inventories in the amount of $2.6 million, $6.2 million and $7.1 million during 1996, 1997 and 1998, respectively. During 1996, 1997 and 1998, net cash used in investing activities for purchases of property and equipment was $7.3 million, $9.4 million and $12.6 million, respectively. Cash used in investing activities for the purchase of short-term investments was $27.6 million, $5.0 and $26.3 million in 1996, 1997 and 1998 respectively. Net cash provided by financing activities in 1996 $19.6 million, which included $66.2 million from the Company's initial public offering. In addition, the Company paid $35.5 million of notes payable to shareholders and issued dividends to shareholders for $4.4 million. Another $5.6 million represented payments of capital lease obligations and distributions to shareholders to cover, in part, federal and state income taxes payable by the shareholders with respect to the net income of the Company prior to the change of the corporate tax status from an S corporation to a C corporation. In 1997, net cash used in financing activities was $0.2 million; these funds represented payments of capital lease obligations and proceeds from the exercise of employee stock options. In 1998, net cash provided by financing activities was $16.4 million, which included $27.2 million from the Company's secondary public offering. In addition, the Company issued shares of common stock for the purchase of an additional 48% million of outstanding shares of Universal (336,986 shares at $29.66). The company received proceeds from the exercise of stock options of $2.5 million.



      The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.2 million for self-insured workers compensation.

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

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 20%. The average investment per new store opened in 1998, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $9 million in 1999 and $12 million in 2000. The Company's total planned expenditures in each of 1999 and 2000 for additions to fixtures and leasehold improvements of existing stores as well as for distribution expansion and replacement will be approximately $5 million. The Company believes that its total capital expenditure requirements (including new store openings) will increase to approximately $14 million and $17 million in 1999 and 2000, respectively. Capital expenditures in 1998 and 1999 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations will be sufficient to meet operating needs and capital spending requirements for at least the next twelve months.

Seasonality and Quarterly Fluctuations

      The Company has historically experienced and expects to continue to experience some seasonal fluctuation in its net sales, operating income and net income. The highest sales periods for the Company are the Christmas and Halloween seasons. A greater amount of the Company's net sales and operating and net income is generally realized during the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays (e.g., Easter) and the timing of new store openings and the merchandise mix. Further, the operations of Universal are even more dependent upon results in the fourth quarter.

       The following table sets forth, certain unaudited results of operations for each quarter during 1997 and 1998 and such information as a percentage of net sales. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.





                    1st    2nd    3rd    4th    1st    2nd    3rd    4th
                   Quart  Quart  Quart  Quart  Quart  Quart  Quart  Quart
                     er     er     er     er     er     er     er     er
                    Year    Year Ended December 31,
                   Ended             1998
                   Decem
                    ber
                    31,
                    1997
                   (Amou
                    nts
                     in
                   thous
                   ands)
Net sales:
   99 Cents Only      $39,1  $42,5  $46,9  $57,2  $51,4  $56,6  $59,1  $71,5
Stores                 68     67     91     98     82     95     47     43
  Universal               -      -      -      -      -      -  2,456  28,66
                                                                         1
   Bargain Wholesale  11,57  11,24  11,99  10,01  11,40  15,06  16,35  10,48
                        6      7      5      3      0      2      7      0


     Total              50,74  53,81  58,98  67,31  62,88  71,75  77,96  110,6
                        4      4      6      1      2      7      0     74
Gross profit         17,41  19,31  21,19  26,13  23,04  25,32  28,09  47,19
                        6      3      2      7      3      1      5      6
Operating income     6,085  7,157  7,879  10,09  8,619  9,405  10,23  16,40
                                             8                    0      7
Net income           3,676  4,369  4,750  6,155  4,541  5,385  6,712  10,05
                                                                         5
Earnings per common
share:
   Basic              $0.16  $0.19  $0.21  $0.26  $0.19  $0.22  $0.27  $0.42
   Diluted            $0.16  $0.18  $0.20  $0.26  $0.19  $0.22  $0.27  $0.41
(% of Net sales)
Net sales:
   99 Cents Only      77.2%  79.1%  79.7%  85.1%  81.9%  79.0%  75.9%  64.6%
Stores
  Universal               -      -      -      -      -      -    3.1   25.9
   Bargain Wholesale   22.8   20.9   20.3   14.9   18.1   21.0   21.0    9.5


     Total              100.0  100.0  100.0  100.0  100.0  100.0  100.0  100.0
Gross profit          34.3   35.9   35.9   38.8   36.6   35.3   36.0   42.6
Operating income      12.0   13.3   13.4   15.0   13.7   13.1   13.1   14.8
Net income            7.2%   8.1%   8.1%   9.1%   7.2%   7.5%   8.6%   9.1%



New Authoritative Pronouncements

      In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). Adoption of SFAS 130 has not had a material impact on the Company's financial reporting.

      In June 1997, the Financial Accounting Standard Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The Company adopted SFAS 131 in 1998 (see Note 11 of Notes to Consolidated Financial Statements).

      In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.



Risk Factors

Inflation

      The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations. See also "Risk Factors Adverse Economic Trends; Change in Minimum Wage" for a discussion of additional risks attendant to inflationary conditions.

We Depend on New Store Openings for Future Growth

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1996, 1997 and 1998, we opened eight, ten and thirteen of our 99 Cents Only Stores, respectively (seven, ten and eleven stores, respectively, net of relocated stores). From January 1, 1999 through March 26, 1999, we opened two 99 Cents Only Stores and we expect to open at least eleven 99 Cents Only Stores in Southern California during the remainder of the year. We plan to open new stores over the next several years at a rate of approximately 20% [of the number of 99 Cents Only Stores we have] per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

     We also cannot assure you that when we open new stores, we will improve our results of operations. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets has in the past and may in the future reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.




Risks Associated with Our Recent Acquisition

     In September 1998, we acquired Universal International, Inc. and Odd's-N-End's, Inc. Acquisitions involve various risks. For example:

   -  Assimilation of the operations and personnel of an acquired business
   into our own      business;

   -  Management information and accounting systems of an acquired business
   must be          integrated into our current systems;

   -  Our management must devote its attention to assimilating the acquired
   business         which diverts their attention from our other business
   concerns;

   -  We might enter markets in which we have limited prior experience; and

   -  We might lose key employees of an acquired business.

   The companies we acquired operate in a market where we had little prior experience. We have devoted substantial time and resources to integrate these recently acquired businesses, and we will be required to devote substantial time and resources to integrate any other business we may acquire in the future.

     We intend to continue to evaluate potential acquisitions of companies which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute your stock ownership. We may also incur additional debt and amortize expenses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any arrangements or understandings to acquire any company or business, and we cannot guarantee that we will be able to identify or complete any acquisition in the future.


Our operations are mainly concentrated in Southern California

      All of our 99 Cents Only Stores are currently located in Southern California. In addition, our retail expansion plans anticipate that new stores will be located in this region. As a result, our results of operations and financial condition depend upon trends in the Southern
California  economy.  For  example, this  region  experienced  an  economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued from 1995 through 1997. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

      With our acquisition of Universal and Odd's-N-End's, we now have stores in the upper Midwest, upstate New York and Texas. These regions have unique economic characteristics which we will need to become more familiar with. In addition, unlike Southern California, extreme winter weather conditions in the Midwest and New York may cause decreases in retail spending during certain times of the year.






We could experience disruptions in receiving and distribution

      We pick up substantially all our inventory for our 99 Cents Only Stores directly from suppliers and deliver the inventory to our only warehouse in Los Angeles, California. We distribute all inventory for our New York, Texas and Upper Midwest stores through our only warehouse in Minnesota. Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations that could cause delays in delivery of merchandise to or from our warehouses to our stores. A fire, earthquake or other disaster at our warehouses could hurt our business, financial condition and results of operation, particularly because much of our merchandise consists of close-outs and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

      Although we try to limit our risk of exposure to potential product liability claims, we do not know if the limitations in our agreements are enforceable. We maintain insurance covering damage from use of our products. If any product liability claim is successful and large enough, our business could suffer.

We depend upon our relationships with our suppliers and the availability of close-out and special-situation merchandise

      Our success depends in large part on our ability to locate and purchase quality close-out and special-situation merchandise at attractive prices. This helps us maintain a mix of name-brand and other merchandise at the 99 Cents price point. We cannot be certain that such merchandise will continue to be available in the future. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth. Additionally, our suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from our inventory.

      Although we believe our relationships with our suppliers are good, we do not have long term agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. Although we do not depend on any single supplier or group of suppliers and believe we can successfully compete in seeking out new suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1996, 1997 and 1998, we recorded net inventory of $36.9 million, $43.1 million and $78.4 million, respectively.

      We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profits, operating income and net income could suffer greatly during the period in which such event or events occur.

We face strong competition

      We compete in both the acquisition of inventory and sale of merchandise with other wholesalers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains,  club  stores and other retailers.  Our industry  competitors  also include many privately held companies and individuals. At times, these competitors are also customers of our Bargain Wholesale division. In the future, new companies may also enter the deep-discount retail industry. Additionally, we currently face increasing competition for the purchase of quality close-out and other special-situation merchandise. Some of our competitors have substantially greater financial resources and buying power than us. Our capability to compete will depend on many factors including our ability to successfully purchase and resell merchandise at lower prices than our competitors. We cannot assure you that we will be able to compete successfully against our current and future competitors.

We are vulnerable to uncertain economic factors and changes in the minimum wage

     Our ability to provide quality merchandise at our 99 Cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

  -  increases in inflation;
  -  increases in operating costs;
  -  increases in employee health care costs;
  -  increases in prevailing wage levels; and
  -  decreases in consumer confidence levels.

      As a result, increases in federal and state minimum wage requirements significantly affect our business. In California, the minimum wage increased [in March 1997 from $4.75 to $5.00 per hour], in September 1997 from $5.00 to $5.15 per hour, in March 1998 to $5.75 per hour [and again in January 1999 to $6.75 per hour.] The federal minimum wage increased in September 1997 to $5.15 per hour. Congress has proposed a bill to increase the minimum wage to $6.15 per hour beginning September 1, 1999, and $6.66 per hour beginning September 1, 2000, with later adjustments to reflect increases in the Consumer Price Index. Since we provide consumers with merchandise at a 99 Cents price point, we typically cannot pass on to them any incremental costs. As a result, significant increases in the minimum wage requirements could impair our business.

We face risks associated with international sales and purchases

      Although international sales historically have not been important to our consolidated net sales, they have contributed to growth in Bargain Wholesale's net sales. In addition, some of the inventory we purchase is manufactured outside the United States. There are many risks associated with doing business internationally. Our international transactions may be subject to risks such as:

  -  political instability;
  -  currency fluctuations;
  -  exchange rate controls;
  -  changes in import and export regulations;
  -  changes in tariff and freight rates.

The United States and other countries have also proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could lead to fewer purchases of our products and could adversely affect our international operations.

We could encounter risks related to transactions with our affiliates

      We currently lease 13 of our 66, 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.8 million, $2.0 million and $2.2 million in 1996, 1997 and 1998, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us, and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold Family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

We rely heavily on our management team

      Our success depends substantially on David Gold, our Chief Executive Officer. We also rely on the continued service of our executive officers and other key management, particularly Helen Pipkin, our Senior Vice President of Wholesale Operations. We have not entered into employment agreements with any of our executive officers and we do not maintain key person life insurance on them. As we continue to grow, our success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and we may not be able to successfully attract, assimilate or retain sufficiently qualified candidates.

Our operating results may fluctuate and may be affected by seasonal buying patterns

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 1996, 1997 and 1998, we generated approximately 28.8%, 29.2% and 34.2%, respectively, of our net sales and approximately 32.6%, 32.3% and 36.7%, respectively, of our operating income during the fourth quarter. Furthermore, the operations of Universal and Odd's-N-End's heavily depend upon fourth quarter results. Accordingly, any decrease in net sales during the fourth quarter could reduce our profitability and impair our results of operations for the entire year.

      In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. The factors include:

  -  the number and timing of sales contributed to new stores;
  -   the level of advertising and pre-opening expenses associated with new stores;
  -  the integration of new stores into our operations;
  -  general economic health of the deep-discount retail industry;
  -  changes in the mix of products sold;
  -  unexpected increases in shipping costs;
  -  ability to successfully manage our inventory levels;
  -  changes in our personnel;
  -  fluctuations in the amount of consumer spending; and
  -   the  amount  and  timing of operating costs and capital  expenditures
  relating to the        growth of our business.


We may need to modify our management information systems

      Our business is currently supported by a standard accounting and financial reporting system which uses a PC-based local area network (LAN) and a separate partially customized inventory control system processed on a Hewlett-Packard RISC-based computer. We believe that our accounting and management information system and inventory control system meet our current needs. We plan to continue updating and enhancing our systems to improve our capabilities and provide for growth. If we grow faster than we expect, we may need to install a new management information or inventory control system or significantly modify our current systems to accommodate the growth in our business.

We face year 2000 risks

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000.

     We use software, computer technology and other services, that may fail due to the year 2000 phenomenon. We have determined that we must modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 and after. We expect to
complete our year 2000 improvements by mid-1999.   Although we do not
expect the year 2000 problem to significantly affect our results of operations, we could encounter unanticipated delays and other problems in modifying our systems. Any difficulties we experience in becoming year 2000 compliant could hurt our ability to communicate with and effectively purchase from our suppliers, and could adversely impact our business.

     Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to any software and computer technology used by our vendors that may not be year 2000 compliant. At this time, we cannot determine the expenses associated with this assessment and potential remediation plan. Our business could suffer significantly if our suppliers' software and computer systems are not year 2000 compliant.

We are subject to environmental regulations

      Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We currently lease all but three of our stores, as well as our warehouse and distribution facility (where our executive offices are located). We have the option to purchase our warehouse and distribution facility in December 2000, which we plan to do. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.

     In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Anti-takeover Effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. In addition, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 11,282,113 of the our voting stock. As a result, they have the ability to control all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Our stock price could fluctuate widely

     The market price of our common stock has risen substantially since our initial public offering on May 23, 1996. Trading prices for our common stock could fluctuate significantly due to many factors, including:

  -  the depth of the market for our common stock;
  -    changes   in  expectations  of  our  future  financial  performance,
  including   financial          estimates  by  securities   analysts   and
  investors;
  -  variations in our operating results;
  -   conditions or trends in our industry or in the industries of  any  of
  our significant     clients;
  -  additions or departures of key personnel; and
  -  future sales of our common stock.


Year 2000

General

      The Year 2000 issue relates to the problems associated with many computer systems (including computer chips and software) not being designed to use dates for the Year 2000 and thereafter. Many of these systems internally record only the last two digits for the year of dates, and will not correctly distinguish between different years ending with the same two digits (the years 2000 and 1900 would be recorded identically). Others of these systems will not be able to accept, print, perform calculations, or display dates greater than 12/31/1999. While others may cease to function ("crash"), produce miscalculations or produce other undesired results in connection with such dates. The Year 2000 issues are a concern to the Company due to potential impacts on the Company's systems and additionally a concern for the potential impact to the systems of other entities (vendors, service providers, utility providers, transportation, banks, etc.) that provide products and services to the Company.
      Although the Company believes that the Year 2000 issue will not pose significant internal operational problems for the Company, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not done, in a timely manner, with respect to the potential problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations including, among other things, a temporary inability to process credit sales transactions, record inventory transactions and engage in similar normal business activities. Additionally, there is no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or operations.

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

     The Company's primary computer systems consist of standard accounting and financial reporting packages utilizing a PC-based local area network and a packaged inventory control system, customized for the Company's needs, processed by a Hewlett Packard RISC-based system. Based on a review of the hardware, system software, and application software comprising these primary systems, the Company believes that, with some corrective measures, these primary systems will not be materially impacted by Year 2000 issues.

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

     99 Cents Only Stores year 2000 Project is proceeding substantially on schedule. The Company has undertaken its year 2000 project internally and has developed a plan to make the Company's business computer systems Year 2000 compliant. The Company has completed the assessment as to its critical systems. The Company believes the risks associated with internal systems are minimal. The customized internal modifications are being scheduled, and will be complete in the last quarter of 1999.

     The Company is in the process of upgrading their P.C. based financial package to its most current release which has been certified Year 2000 compliant. Additionally testing of the Hewlett Packard RISC based system will be completed by the end of the second quarter. The test will include using the Companies backup Hewlett Packard and changing the calendar to the Year 2000, so all core applications can be tested and confirmed Year 2000 ready.

     Many  of  the  Company's third party suppliers have been surveyed  and identified as to those having a direct interface level. Letters and questionnaires are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. The Company anticipates that these activities will be on going for the remainder of 1999 and will include follow up telephone interviews and on site meetings. The Company is not currently aware of any single vendor or other third party that may have a material impact on the Company. The Company can provide no assurance that Year 2000 compliance will be successfully completed by its third party suppliers in a timely manner.

Cost

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 compliance work has not been established, but is not expected to be material.

Contingency Plan

     The Company has not completed a comprehensive analysis for all the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with all the most likely worst case scenario. The Company believes that any failures of its internal systems to be Year 2000 compliant will not alone materially adversely affect the continuity of core retail business or to receive and ship merchandise to its retail stores.

     The Year 2000 compliance project is expected to reduce the level of uncertainty about the effect of Year 2000 on the Company and the preparedness of significant third party agents. The Company believes that with the implementation and completion of the project, significant interruptions of normal operations should be reduced. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected in a timely manner with respect to problems that are identified, there can be no assurance that Year 2000 issue will not have a material adverse impact on the Company results of operations or adversely affect the Company's relationships with suppliers, customers or other third parties. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities.
      At December 31, 1998, the Company had $46,560,000 in marketable securities maturing at various dates through June 2000. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment.


Item 8. Financial Statements and Supplementary Data


                      INDEX TO FINANCIAL STATEMENTS

                                                                      Pag
                                                                       e

99 Cents Only Stores
Report of Independent Public Accountants                                 39
Consolidated Balance Sheets as of December 31, 1997 and 1998             40
Consolidated Statements of Income for the years ended December 31,       42
1996, 1997 and 1998
Consolidated Statements of Shareholders' Equity for the years ended 43 December 31, 1996, 1997 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 44 1996, 1997 and 1998
Notes to the Consolidated Financial Statements                           45










































                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 99 Cents Only Stores:

      We  have audited the accompanying consolidated balance sheets  of  99
Cents Only Stores (a California Corporation) and it's subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cents Only Stores and it's subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





                                             ARTHUR ANDERSEN LLP

Los Angeles, California
February 26, 1999






















                           99 CENTS ONLY STORES

                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1997 AND 1998
                 (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                             1997    1998

CURRENT ASSETS:
   Cash                                                          $882  $4,516
   Short-term investments                                      26,191  43,850
   Accounts receivable, net of allowance for doubtful accounts
of $178 and $535 as of December 31, 1997 and 1998,            1,510   2,605
respectively
   Inventories                                                 43,114  78,392
   Other                                                          673   2,389

     Total current assets                                        72,370  131,75
                                                                          2

PROPERTY AND EQUIPMENT, at cost:
   Land                                                         8,072   9,590
   Building and improvement                                    10,804  11,896
   Leasehold improvements                                      10,986  19,179
   Fixtures and equipment                                       8,473  16,860
   Transportation equipment                                       558   1,014
   Construction in progress                                       776   1,680

                                                              39,669  60,219
   Less_Accumulated depreciation and amortization             (10,228  (14,74
                                                                  )      6)

                                                              29,441  45,473

OTHER ASSETS:
   Deferred income taxes                                        5,947   6,422
   Long term investments in marketable securities               6,393   2,710
   Deposits                                                       234     183
   Receivable from affiliated entity                              230       -
   Investment in Universal International, Inc.                  3,708       -
   Goodwill                                                         -   8,617
   Other                                                        1,120   2,966

                                                              17,632  20,898

                                                             $119,44  $198,1
                                                                  3      23




The accompanying notes are an integral part of these consolidated balance sheets.








                           99 CENTS ONLY STORES

                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1997 AND 1998
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             1997    1998

CURRENT LIABILITIES:
Current portion of capital lease obligation                      $704    $923
Accounts payable                                                5,534  13,856
Accrued expenses:
     Payroll and payroll-related                                  1,352   1,976
     Sales tax                                                    1,467   2,299
     Liability for claims                                           396     306
     Other                                                          824     510
   Workers compensation                                         1,091   1,372
   Income taxes payable                                           211       -

                                                              11,579  21,242

LONG-TERM LIABILITIES:
   Deferred rent                                                1,476   2,091
   Accrued interest                                             2,075   2,690
   Capital lease obligation, net of current portion             8,005   7,337

                                                              11,556  12,118


MINORITY INTEREST                                                   -     398

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
    Authorized_1,000,000 shares
     Issued and outstanding_none                                      -       -
   Common stock, no par value
    Authorized_40,000,000 shares
     Issued and outstanding 23,223,449 at December 31, 1997
and 24,740,889 at December 31, 1998                          66,207 107,571
   Retained earnings                                           30,101  56,794

                                                              96,308 164,366

                                                             $119,44 $198,12
                                                                  3       3




The accompanying notes are an integral part of these consolidated balance sheets.


                           99 CENTS ONLY STORES

                     CONSOLIDATED STATEMENTS OF INCOME

               YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
               (Amounts In Thousands, Except Per Share Data)

                                                   1996    1997    1998

NET SALES:
99 Cents Only Stores                              $143,16 $186,02 $238,86
                                                        3       4       7
Universal                                                 -       -  31,107
Bargain Wholesale                                    40,480  44,831  53,299

                                                   183,643 230,855 323,273
COST OF SALES                                      120,922 146,797 199,618

   Gross profit                                      62,721  84,058 123,666

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses                                37,683  49,850  73,941
   Depreciation and amortization                      2,009   2,989   5,053

                                                    39,692  52,839  78,994

     Operating income                                  23,029  31,219  44,661

OTHER (INCOME) EXPENSE:
   Interest income                                    (890) (1,613) (2,186)
   Interest expense                                     764     758     783
                                                      (126)   (855) (1,403)


EQUITY LOSS AND MINORITY INTEREST                         -       -   1,429


Income before proforma and historical provision
for income taxes:                                  23,155  32,074  44,635

PROVISION FOR INCOME TAXES:
   Pro forma (unaudited)                              9,453       _       _

   Historical                                         2,418  13,124  17,942

NET INCOME:
   Pro forma (unaudited)                            $13,702       -       -

   Historical                                       $20,737 $18,950 $26,693


EARNINGS PER COMMON SHARE:
   Pro forma_Basic (unaudited)                        $0.68      $-      $-
   Pro forma_Diluted (unaudited)                      $0.62      $-      $-
   Historical_Basic                                   $1.03   $0.82   $1.11
   Historical_Diluted                                 $0.94   $0.81   $1.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Pro forma_Basic (unaudited)                       20,129       -       -
   Pro forma_Diluted (unaudited)                     21,999       -       -
   Historical_Basic                                  20,129  23,178  24,022
   Historical_Diluted                                21,999  23,445  24,562


The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES

        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (Amounts In Thousands)

                                                      Share Amount  Retain
                                                        s             ed
                                                                    Earnin
                                                                      gs
                                                      Common
                                                      Stock



BALANCE, December 31, 1995                             15,51    $195  $35,36
                                                          4               3
   Net income                                               -       -  20,737
   Cash distributions to shareholders                       -       -  (5,000
                                                                          )
   Distributions to shareholders in the form of notes       -       -  (35,54
payable                                                                  9)
   Distributions to shareholders in the form of             -       -  (4,400
dividends payable                                                         )
   Net proceeds from initial public offering            7,637  66,159       -


BALANCE, December 31, 1996                             23,15  66,354  11,151
                                                          1
   Net income                                               -       -  18,950
   Tax benefit from exercise of stock options               -     350       -
   Proceeds from exercise of stock options                 72     503       -


BALANCE, December 31, 1997                             23,22  66,207  30,101
                                                          3
   Net income                                                          26,693
   Tax benefit from exercise of stock options               -   2,195       -
   Proceeds from exercise of stock options                243   2,477       -
   Net proceeds from secondary public offering            938  27,188       -
   Shares issued in connection with acquisition of        337   9,504       -
Universal


BALANCE, December 31, 1998                             24,74 $107,57  $56,79
                                                          1       1       4





The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                          (Amounts in Thousands)

                                                   1996    1997     1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $20,737 $18,950  $26,693
   Adjustment to reconcile net income to net cash
provided by operating activities:
     Provision for doubtful accounts                      177      20        -
     Depreciation and amortization                      2,009   2,989    5,053
     Loss on disposition of property and equipment         13       _        _
    Equity loss and minority interest                       _       _    1,429
     Benefit for deferred income taxes                (5,324)   (245)    (475)
   Changes in asset and liabilities associated with
operating activities net of businesses acquired:
     Accounts receivable                                (378)      31    (816)
     Inventories                                      (2,620) (6,181)  (7,117)
     Other assets                                          42 (1,470)  (2,396)
     Deposits                                            (15)      12        -
     Receivable from affiliated entity                   (58)    (66)      230
     Accounts payable                                     827 (1,043)    4,379
     Accrued expenses                                     185   (843)    (766)
     Worker's compensation                              (438)     320      281
     Income taxes payable                                   7     458    (211)
     Deferred rent                                       (52)     182      185
     Accrued interest                                     535     575      524

        Net cash provided by operating activities       15,647  13,690   26,994

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (7,308) (9,357)  (12,600
                                                                         )
   Purchases of short-term investments              (27,619 (4,966)  (26,324
                                                        )                )
  Cash paid for Odd's-N-End's shares                      -       -    (843)
   Investment in Universal International, Inc.            - (1,708)        -

        Net cash used in investing activities          (34,927 (16,030  (39,767
                                                        )       )        )

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation               (612)   (666)    (758)
  Retirement of revolving line of credit                  -       -  (12,500
                                                                         )
   Net proceeds from sale of stock                   66,159       _   27,188
   Proceeds from exercise of stock options                _     503    2,477
   Payment of notes payable to shareholders         (35,549       _        _
                                                        )
   Payment of dividend payable                      (4,400)       _        _
   Distributions to shareholders                    (5,000)       _        _

        Net cash provided (used in) financing           19,598   (153)   16,407
activities

NET INCREASE (DECREASE) IN CASH                        318 (2,493)    3,634
CASH, beginning of period                            3,057   3,375      882

CASH, end of period                                 $3,375    $882   $4,516




The accompanying notes are an integral part of these consolidated financial statements.


                           99 CENTS ONLY STORES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 1998



1.  Line of Business

      The Company, 99 Cents Only Stores and its subsidiaries (the Company, including the operations of its 99 Cents Only Stores, Only Deals and Odd's-N-End's retail locations and Bargain Wholesale) primarily retail various consumable products and operated 53 and 139 stores at December 31, 1997 and 1998, respectively. The Company is also a wholesale distributor of various consumable products.

2.  Investment in Universal International, Inc.

      On September 16, 1998, the Company completed its exchange offer to purchase additional shares of the outstanding common stock of Universal. The Company acquired an additional 46% of the outstanding common stock of Universal in exchange for 336,986 shares of 99 Cents Only Stores common stock. After the exchange the Company owns approximately 94% of the outstanding shares of Universal's common stock. In addition the Company completed a merger with Odd's-N-End's Inc. on September 30, 1998. The Company paid $0.30 per share or $843,243 for all of the remaining outstanding shares of Odd's-N-End's common stock. Included in 99 Cents Only Stores' results of operations for the year ended December 31, 1998 is a $1.4 million charge representing the Company's 48% share of the Universal loss for the period from January 1, 1998 through September 16, 1998. Universal's results of operations, including the results of Odd's-N-End's, from September 17, 1998 through December 31, 1998 are consolidated with that of the Company. Also during September 1998, the Company retired Universal's secured revolving note payable of approximately $12.5 million. Goodwill of $8.6 million associated with the acquisition of Universal is being amortized over a 30-year period. During the period from January 1, 1998 to September 16, 1998, the date of the purchase of the additional 46% interest in Universal common stock, the Company recorded wholesale sales to Universal of $11,970,000.

      The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 (in thousands, except per share data) have been prepared as if the acquisitions of Universal and Odd's-N-End's occurred on January 1, 1997.

                                     Years Ended December 31,
                                             1997           1998
          Net Sales                      $299,560       $358,067
          Net Income                       14,726         25,813
          Earnings per share:
               Basic                        $0.62          $1.06
               Diluted                      $0.62          $1.04

      The pro forma financial information presented does not purport to be indicative of the financial position or operating results which would have been achieved had the transactions described above taken place at the dates indicated and are not necessarily indicative of the Company's financial position or results of operations for any future period.







3.  Concentration of Operations in Southern California

       Most  of  the  Company's  retail  stores  are  located  in  Southern
California. In addition, the Company's current retail expansion plans anticipate that new stores will be located in this geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general economic trends and various environmental factors in Southern California. With the acquisition of Universal and Odd's-N-End's, the Company also has retail stores in the upper Midwest, upstate New York and Texas.

4.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of 99 Cents
Only   Stores  and  its  majority  owned  subsidiaries.  All  inter-company transactions have been eliminated.

Use of Estimates

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

Depreciation and Amortization

      Goodwill, property and equipment are amortized and depreciated on the straight-line basis over the following useful lives of the assets:

Goodwill                        30 years
Building and improvements       30 - 27.5 years
                                Lesser of 5 years or
Leasehold improvements          Remaining lease term
Fixtures and equipment          5 years
Transportation equipment        3 years

      The  Company  follows  the policy of capitalizing  expenditures  that
materially   increase  asset  lives  and  charging  ordinary  repairs   and
maintenance to operations as incurred.

Stock Split

      All common shares and per share amounts have been adjusted to give retroactive effect for a five and four stock split effected in the form of a stock dividend distributed on November 12, 1998 to holders of record on November 5, 1998.

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

      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 1998 follows:

                                            1996  1997  1998
                                           (Amou
                                            nts
                                             in
                                           thous
                                           ands)

Weighted average number of common shares
outstanding-Basic                           20,12 23,17 24,02
                                                9     8     2
Dilutive effect of outstanding stock options   168   267   540
Weighted average shares offered as a part of
the public offering; the proceeds from
such shares being used to fund a $39.9
million distribution to shareholders        1,702     -     -

Weighted average number of common shares
outstanding-Diluted                         21,99 23,44 24,56
                                                9     5     2




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

Deferred Rent

      Certain of the Company's operating leases for its retail locations include scheduled increasing monthly payments. In accordance with generally accepted accounting principles, the Company has accounted for the leases to provide straight-line charges to operations over the lives of the leases.

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

      Cash payments for income taxes were $7,735,000, $12,911,000 and $16,727,000 in 1996, 1997 and 1998, respectively. Interest payments totaled approximately $228,000, $184,000 and $168,450 for the years December 31, 1996, 1997 and 1998, respectively.

New Authoritative Pronouncements

      In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). Adoption of SFAS 130 has not had a material impact on the Company's financial reporting.

      In June 1997, the Financial Accounting Standard Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The Company adopted SFAS 131 in 1998 (see Note 11).

      In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

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



                                                    (Amounts
                                                       in
                                                   Thousands
                                                       )

Income before provision (benefit) for income taxes     $23,155
Historical provision (benefit) for income taxes:
   During period as an S corporation                          75
   During period as a C corporation                        6,913
   Change in tax status                                  (4,570)

                                                         2,418

Historical net income                                  $20,737




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

      Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The pro forma provisions for income taxes for the year ended December 31, 1996 is as follows:


                                            Year
                                            ended
                                          December
                                             31,
                                          (Amounts
                                             in
                                          thousands
                                              )
                                            1996

Current:
   Federal                                      $8,695
   State                                         1,490

                                              10,185
Deferred                                       (732)

Pro forma provisions for income taxes         $9,453






      The historical provisions for income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows:


                                       Years
                                       Ended
                                      Decembe
                                       r 31,
                                      (Amount
                                       s in
                                      thousan
                                        ds)
                                       1996     1997    1998

Current:
   Federal                                $6,111  $10,678 $14,879
   State                                   1,631    2,691   3,538

                                         7,742   13,369  18,417
Deferred                               (5,324)    (245)   (475)

Provisions for income taxes             $2,418  $13,124 $17,942




      Differences between the pro forma provisions for income taxes and income taxes at the statutory federal income tax rate for the year ended December 31, 1996 is as follows:


                                   Amoun  Perce
                                     t      nt

                                    Year ended
                                   December 31,
                                       1996
                                    (Amounts in
                                    thousands)

Income tax at statutory Federal      $8,10    35%
rate                                    4
State income taxes, net of federal   1,389    6.0
income tax effect

Effect of permanent differences         60    0.2
LARZ and targeted jobs credits       (100)  (0.4)

                                     $9,45  40.8%
                                        3




      Differences between the historical provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                  Year
                                 Ended
                                 Decem
                                  ber
                                  31,
                                 (Amou
                                  nts
                                   in
                                 thous
                                 ands)
                                  1996      1997          1998
                                 Amoun  Perce  Amoun  Perce  Amoun  Perce
                                   t      nt     t      nt     t      nt

Income tax at statutory federal    $6,12  26.4%  $11,2  35.0%  $15,6  35.0%
rate                                  2            26            22
State income taxes, net of
federal income tax effect         1,049    4.5  1,924    6.0  2,566    5.7
State income taxes as an S            85    0.4      _      _      _      _
corporation
Effect of permanent differences       31    0.1  (204)  (0.6)  (254)  (0.5)
Effect of Universal equity losses      _      _      _      _    580    1.3
LARZ and targeted job credits      (100)  (0.4)  (280)  (0.9)  (393)  (0.9)
Change in tax status               (4,57  (19.7      _      _             _
                                     0)      )
Other                              (199)  (0.9)    458    1.4  (178)  (0.4)

                                   $2,41  10.4%  $13,1  40.9%  $17,9  40.2%
                                      8            24            42






      A detail of the Company's deferred tax asset as of December 31, 1997 and 1998 is as follows:

                                                  Years
                                                  Ended
                                                 December
                                                   31,
                                                 (Amounts
                                                    in
                                                 thousand
                                                    s)
                                                  1997   1998

Inventory                                         $1,542  $1,061
Uniform inventory capitalization                     886   1,712
Depreciation                                       1,666   1,566
Liability for claims                                 162     125
Workers' compensation                                447     599
Deferred rent                                        605     755
LARZ credit                                          195       _
State taxes                                          511     724
Other, net                                          (57)     369
Net operating loss carry-forward                       -  10,330

                                                   5,947  17,240

Net deferred tax liabilities                           -   (488)
                                                   5,947  16,752
Valuation allowance                                    - (10,330
                                                              )
                                                  $5,947  $6,422

     In connection with the acquisition of Universal and Odd's-N-End's, the Company has federal net operating loss carry-forwards of approximately
$29.5 million which it can use to offset Universal and Odd's-N-End's income. Future use of these loss carry-forwards may be limited and expire at various dates through 2012. Due to the uncertainty of the future use of such loss carry-forwards, the Company has recorded a valuation allowance equal to the tax effect of the loss carry-forward. In accordance with SFAS 109, any benefits realized from future use of these loss carry-forwards will be recorded as a reduction of the goodwill generated from the acquisition.


6.  Short-Term Investments

      Investment in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of December 31, 1997 and 1998, the fair value of investments approximated the carrying values and were invested as follows:

 (Amounts in thousands)   1997    Maturity     1998    Maturity
                                 Withi   1 to        Withi   1 to
                                   n 1      2          n 1      2
                                  year  years         year  years

Federal bonds              $1,50      $  $1,50  $1,50     $  $1,50
                              0      -      0      0     -      0
Municipal bonds            18,58  13,69  4,893  15,84 14,63  1,210
                              3      0             6     6
Commercial paper           12,50  12,50      -  29,21 29,21      -
                              1      1             4     4

                           $32,5  $26,1  $6,39  $46,5 $43,8  $2,71
                             84     91      3     60    50      0





7.  Capital Lease Obligations

      The Company leases its warehouse, distribution and corporate facility (approximately 880,000 square feet) under a lease accounted for as a capital lease. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this lease.

      The lease requires fixed payments of $70,000 per month and bears interest at 7.0 percent per annum. At the lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company plans to exercise the option at the end of the lease. In the event the option is not exercised, there is a $7.6 million penalty.

      Universal also has various capital lease obligations payable in various monthly installments through August 2000, including interest at 5.0% and 11.1%.


     Total minimum payments under the lease are as follows:

                                                   (Amounts
                                                      in
                                                  thousands
                                                      )

Year ending December 31:
         1999                                                1,155
         2000                                               11,566

                                                       12,720
Less_Amount representing interest                     (4,460)

Present value of minimum lease payment                  8,260
Less_Current portion                                    (923)

                                                       $7,337


8.  Related-Party Transactions

      The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.8 million, $2.0 million and $2.2 million in 1996, 1997 and 1998, respectively.
     During 1996, 1997 and 1998 the Company incurred legal fees of $82,000, $61,000 and $60,000, respectively, to the law firm in which a director of the Company is a partner.

9.  Commitments and Contingencies

Credit Facility

      The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.2 million for self-insured workers' compensation.

Lease Commitments

      The Company leases various facilities under operating leases, which expire at various dates through 2009. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1996, 1997 and 1998 was approximately $5.6 million, $7.3 million and $10.6 million, respectively.

      As of December 31, 1998, the minimum annual rentals payable under all non-cancelable operating leases were as follows:
                                                   (Amounts
                                                      in
                                                  thousands
                                                      )

Year ending December 31:
         1999                                              $14,467
         2000                                               13,304
         2001                                               10,547
         2002                                                8,925
         2003                                                7,918
         Thereafter                                         15,549

                                                      $70,710

      In  addition, the Company also leases certain retail facilities on  a
month-to-month   basis.   The  aggregate  monthly   rental   payments   for
month-to-month leases at December 31, 1998 were approximately $30,000.

Workers' Compensation

      Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company carries excess workers' compensation insurance, which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 1998, the Company had accrued approximately $1.4 million for estimated workers' compensation claims.

      In connection with the self-insurance of workers' compensation, the Company is required, by the State of California, to maintain a $1.2 million surety bond.

      The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on the Company's financial position or its results of operations.

10.  Stock Option Plan

      The Company's 1996 Stock Option Plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 3,125,000 shares of common stock. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of three outside members of the board of directors (the "Committee"). Options vest over a three year period, one third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant.
The following table summarizes stock options available for grant.

                                Year       Year       Year
                                ended     ended      ended
                              December   December   December
                                 31,       31,        31,
                                1996       1997       1998

Beginning Balance                      _    861,173     16,500
Authorized                     1,562,500          _  1,562,500
Granted                        (798,124)  (885,705)  (917,284)
Cancelled                         96,797     41,032    132,699

Available for future grant       861,173     16,500    794,415







      A summary of the status of the Plan for the years ended December 31, 1997 and 1998 follows:
                               December 31,   December 31,    December 31,
                                   1996           1997            1998
                                      Weight          Weight         Weight
                                        ed              ed             ed
                                      Averag          Averag         Averag
                              Shares    e     Shares    e    Shares    e
                                      Exerci          Exerci         Exerci
                                        se              se             se
                                      Price           Price          Price

Outstanding at the beginning
of the year                         -  $   -  701,327  $7.08 1,474,0 $11.18
                                                                  44
Granted                        798,124   7.07  885,705  14.12 917,284  31.29
Exercised                            -      -  (71,956   7.00 (242,95   8.75
                                                    )             4)
Cancelled                      (96,797   7.03  (41,032  10.87 (132,69  13.59
                                    )               )             9)

Outstanding at the end of the  701,327  11.18  1,474,0  11.18 2,015,6  13.97
year                                               44             75


Exercisable at the end of the        -      -  166,894  $7.11 446,102 $11.59
year

Weighted average fair value of
options granted                        $3.62          $11.55         $31.29

      The following table summarizes information about stock options outstanding at December 31, 1998.

                        Weighted    Weight            Weight
 Range of                Average      ed                ed
 Exercise    Options    Remaining   Averag  Options   Averag
  Prices    Outstandi  Contractual    e    Exercisab    e
               ng         life      Exerci     le     Exerci
                                      se                se
                                    Price             Price

$7.03_$8.56   442,490           7.3  $7.50    232,627  $7.05
  $8.88-       13,751           6.9   9.20      9,688   9.33
  $11.64
$14.08_$17.   679,552           8.3  14.09    166,270  14.08
    04
$17.40_$21.     6,563           8.7  20.11      2,188  20.11
    20
$26.85_$30.   753,912           9.3  30.10     18,750  26.85
    20
$30.40_$32.    24,564           7.2  31.93     17,579  32.00
    00
$41.00_$43.    94,843           9.9  41.14          -      -
    26

            2,015,675           8.5  20.01    446,102  11.59



      The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, the expected impact on the Company's financial statements is included in this expanded footnote disclosure.

      Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income and earnings per share amounts as follows for the years ended December 31, 1997 and 1998 (amounts in thousands, except for per share data):

                                            December 31,
                                         1996   1997   1998

Additional compensation expense            $850  $3,11  $8,36
                                                    2      0
Pro forma net income                      20,22  17,08  21,67
                                             7      3      7
Pro forma earnings per share:
         Basic                                 $1.01  $0.74  $0.76
         Diluted                               $0.92  $0.73  $0.75




      These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                  December 31,
                                              1996    1997     1998

Risk free interest rate                          5.0%    5.4%     4.9%
Expected life                                     5.6      10      8.8
                                               years   years    years
Expected stock price volatility                   28%     77%      67%
Expected dividend yield                          None    None     None


11.    Operating Segments

     The Company has two business segments, retail operations and wholesale distribution. The retail segment includes 99 Cents Only Stores and Universal's, Only Deals and Odd's-N-End's retail stores. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. Bargain Wholesale sales the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

      The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. The Company evaluates segment performance based on net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The  company accounts for inter-segment transfer at cost through  its
inventory  and  inter-company  accounts.  All  such  transfers  have   been
eliminated in consolidation.

      The Company had no customers representing more than 10 percent of consolidated net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the years ended December 31, 1996, 1997 and 1998 follows (in 000's).

                                    Retail   Wholesale       Total
            1996
            Net sales             $143,163     $40,480    $183,643
            Gross Margin            54,607       8,114      62,721

            1997
            Net sales             $186,024      44,831     230,855
            Gross Margin            75,211       8,847      84,058

            1998
            Net sales             $269,974     $53,299    $323,273
            Gross Margin           113,617      10,038     123,666


12.  401(k) Plan

      In 1998 the Company adopted a 401(k) Plan (the Plan). All full time employees are eligible to participate in the plan after 3 months of service. The Company does not match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the year ended December 31, 1998, no discretionary contributions were made.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

4.   Reports on Form 8-K.
          A Report on Form 8-K was filed on February 19, 1998 Item 5. A Report on Form 8-K was filed on April 9, 1998 Item 5.
          A Report on Form 8-K was filed on April 22, 1998 Item 5.
          A Report on Form 8-K was filed on May 1, 1998 Item 5.
          A Report on Form 8-K was filed on October 27, 1998 Item 5.
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               99
                              CE
                              NT
                              S
                              ON
                              LY
                              ST
                              OR
                              ES
                               By
                              :
                                               Eric Schiffer
                                    Senior Vice President of Finance and
                                                 Operations
                                               and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date


                              Chairman of the Board, Chief      March 25,
         David Gold           Executive Officer and President     1999

                              Senior Vice President of          March 25,
         Howard Gold          Distribution and Director           1999

                              Senior Vice President of Real     March 25,
          Jeff Gold           Estate and Information Systems      1999
                              and Director

                              Senior Vice President of Finance  March 25,
        Eric Schiffer         and Operations and Director         1999

                                                                March 25,
         Andy Farina              Chief Financial Officer         1999

                                                                March 25,
       William Christy                    Director                1999

                                                                March 25,
      Lawrence Glascott                   Director                1999

                                                                March 25,
       Marvin L. Holen                    Director                1999


        Ben Schwartz                      Director              March 25,
                                                                  1999


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To 99 Cents Only Stores:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of 99 Cents Only Stores and it's subsidiaries included in this Form 10-K and have issued our report thereon dated February 26, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                                     ARTHUR
                              ANDERSEN LLP

Los Angeles, California
February 26, 1999

                              99 ONLY STORES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    For Each of the Three Years in the Period Ended December 31, 1998


                                 Beginni                            End
                                    ng    Additio Reducti   Other    of
                                 of Year     n       on             Year
                                           Amounts in Thousands
For the year ended December 31,
1998:
   Allowance for doubtful account       $178      $-       $9 $366(a)   $535
   Inventory reserve                   3,762       _    1,173       _  2,589
For the year ended December 31,
1997:
   Allowance for doubtful account       $211      $_      $33      $_   $178
   Inventory reserve                   4,052       _      290       _  3,762
For the year ended December 31,
1996:
   Allowance for doubtful account        $34    $237      $60      $_   $211
   Inventory reserve                   4,085       -       33       -  4,052

(a) Represents the allowance for doubtful accounts recorded in connection with the acquisition of Universal International, Inc.


Exhibit Index



Exhib Exhibit Description
it
Numbe
r

  3.1 Amended and Restated Articles of Incorporation of the
      Registrant.(1)
  3.2 Amended and Restated Bylaws of the Registrant.(1)
  4.1 Specimen certificate evidencing Common Stock of the Registrant.(1)
 10.1 Form of Indemnification Agreement and Schedule of Indemnified
      Parties.(1)
 10.2 [Reserved]
 10.3 Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(1)
 10.4 1996 Stock Option Plan.(1)
 10.5 Lease for 730 West Foothill Boulevard, Azusa, California, dated as of December 1, 1995, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended(1).
 10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
 10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)
 10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)
 10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)
10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)
10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)
10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)
10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.15 Lease for 8625 Woodman Avenue, Arlets, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)
10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, . California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)
10.10 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)
10.20 North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)
10.21 Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)
10.22 Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.23 Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.24 Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.25 Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
 11.1 Statements Regarding Computation of Per Share Earnings*
 21.1 Subsidiaries of the Registrant. Universal International Inc., Only Deals, Inc., Odd's-N-End's Inc.
 23.1 Consent of Arthur Andersen LLP.*
 27.1 Financial Data Schedule*






*    Filed herewith

(1)Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.




















Exhibit 11.1

                           99 CENTS ONLY STORES
                   STATEMENTS REGARDING COMPUTATION OF
                            PER SHARE EARNINGS
              (Amounts in Thousands, Except Per Share Data)

                                                       1996   1997   1998
                                                      Decem
                                                       ber
                                                       31,
Net Income                                              $20,7  $18,9  $26,6
                                                          37     50     93
Common Stock:
   Shares outstanding from beginning of period            15,51  23,15  23,22
                                                           4      1      3
   Pro-rata shares_stock issuance                         4,615     27    799

     Basic weighted average number of common shares        20,12  23,17  24,02
outstanding                                                9      8      2

   Pro-rata common shares to fund distribution to         1,702      -      -
shareholders
   Common stock equivalents                                 168    267    540

     Diluted weighted average number of common shares      21,99  23,44  24,56
outstanding                                                9      5      2



Earnings per Common Share:
   Basic                                                  $1.03  $0.82  $1.11
   Diluted                                                $0.94  $0.81  $1.09







































                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-66729.




                                        ARTHUR ANDERSEN LLP


Los Angeles, California
March 24, 1999











































                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               99
                              CE
                              NT
                              S
                              ON
                              LY
                              ST
                              OR
                              ES
                               By
                               :
                                                Eric Schiffer
                                     Senior Vice President of Finance and
                                                 Operations
                                               and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date



         David Gold           Chairman of the Board, Chief      March 25,
                              Executive Officer and President      1999



         Howard Gold          Senior Vice President of          March 25,
                              Distribution and Director           1999



          Jeff Gold           Senior Vice President of Real     March 25,
                              Estate and Information Systems      1999
                              and Director



        Eric Schiffer         Senior Vice President of Finance  March 25,
                              and Operations and Director         1999


         Andy Farina              Chief Financial Officer       March 25,
                                                                  1999


     William O. Christy                   Director              March 25,
                                                                  1999


      Lawrence Glascott                   Director              March 25,
                                                                  1999


       Marvin L. Holen                    Director              March 25,
                                                                  1999


        Ben Schwartz                      Director              March 25,
                                                                  1999



EXHIBIT 27.1



[PERIOD-TYPE]                            12-MOS
[FISCAL-YEAR-END]                   DEC-31-1998
[PERIOD-START]                      JAN-01-1998
[PERIOD-END]                        DEC-31-1998
[CASH]                                    4,516
[SECURITIES]                             46,560
[RECEIVABLES]                             2,605
[ALLOWANCES]                              (535)
[INVENTORY]                              78,392
[CURRENT-ASSETS]                        131,752
[PP&E]                                   60,219
[DEPRECIATION]                         (14,746)
[TOTAL-ASSETS]                          198,123
[CURRENT-LIABILITIES]                    21,242
[BONDS]                                       0
[PREFERRED-MANDATORY]                         0
[PREFERRED]                                   0
[COMMON]                                107,571
[OTHER-SE]                               56,794 <FN 1>
[TOTAL-LIABILITY-AND-EQUITY]            198,123
[SALES]                                 323,273
<TOTAL-REVENUE>                         323,273
[CGS]                                   199,618
[TOTAL-COSTS]                            78,994
[OTHER-EXPENSES]                              0
[LOSS-PROVISION]                              0
[INTEREST-EXPENSE]                      (1,403)
[INCOME-PRETAX]                          44,635
[INCOME-TAX]                             17,942
[INCOME-CONTINUING]                      26,693
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
[NET-INCOME]                             26,693
[EPS-PRIMARY]                              1.11
[EPS-DILUTED]                              1.09
[FN]
<FN1> Retained Earnings