Form 10-K/A
period 1998-12-31
99 CENTS ONLY STORE
filed 1999-04-01
CIK 1011290

66



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

                               Year
                              Ended
                             December
                               31,
                               1994     1995     1996     1997      1998
                             (Amounts
                                in
                             thousand
                                s,
                              except
                               per
                              share
                               and
                             operatin
                             g data)

Statement of Operations Data:
Net sales:
   99 Cents Only Stores        $110,724 $121,998 $143,163  $186,024 $238,867
  Universal                           -        -        -         -   31,107
   Other retail sales(a)          2,097      492        -         -        -
   Bargain Wholesale             18,916   30,337   40,480    44,831   53,299


        Total                      131,737  152,827  183,643   230,855  323,273
Cost of sales                   88,045  102,160  120,922   146,797  199,618

Gross profit                    43,692   50,667   62,721    84,058  123,666
Selling, general and
administrative expenses:
   Operating expenses            31,319   32,169   37,683    49,850   73,941
   Depreciation and               1,342    1,640    2,009     2,989    5,053
amortization


        Total operating expenses    32,661   33,809   39,692    52,839   78,994


Operating income                11,031   16,858   23,029    31,219   44,661
Special litigation provision   (2,900)        -        -         -        -
reversal(b)
Interest (income) expense,         764      755    (126)     (855)  (1,403)
net
Equity loss and minority             -        -        -         -    1,429
interest


Income before provision for
income taxes                   13,167   16,103   23,155    32,074   44,635
Provision for income
taxes(c):
   Pro forma                      5,163    6,509    9,453         -        -


   Historical                        62      156    2,418    13,124   17,942


Net income(c):
   Pro forma                     $8,004   $9,594  $13,702         -        -



   Historical                   $13,105  $15,947  $20,737   $18,950  $26,693



Earnings per common
share(c)(h):
   Pro forma_Basic                $0.51    $0.62    $0.68         -        -
   Pro forma_Diluted               0.51     0.62     0.62         -        -
   Historical_Basic                0.85     1.02     1.03     $0.82    $1.11
   Historical_Diluted              0.85     1.02     0.94      0.81     1.09
Weighted average number of
common shares outstanding:
   Pro forma_Basic               15,514   15,514   20,129         -        -
   Pro forma_Diluted (d)         15,514   15,514   21,999         -        -
   Historical_Basic              15,514   15,514   20,129    23,178   24,022
   Historical_Diluted            15,514   15,514   21,199    23,445   24,562

                      (Continued from previous page)



Company Operating Data:
Sales Growth
   99 Cents Only Stores            8.7%    10.2%    17.3%     29.9%    28.4%
   Universal                          -        -        -         -        -
   Bargain Wholesale                4.9     60.4     33.4      10.8     18.9
   Total Company sales              7.1     16.0     20.2      25.7     40.0
Gross margin                      33.2     33.2     34.2      36.4     38.3
Operating margin                   8.4     11.0     12.6      13.5     13.8
Net income margin:
   Pro forma                        6.1      6.3      7.5         _        _
   Historical                       9.9     10.4     11.3       8.2      8.3
Retail Operating Data(e):
99 Cents Only Stores at end
of period                          34       36       43        53       64
Universal stores end of              -        -        -         -       75
period
Change in comparable stores     (1.4)%   (0.2)%     2.8%      1.5%     4.3%
net sales 99 Cents Only
Stores
Change in comparable stores
net sales Universal (f)             -        -        -         -    10.4%
Average net sales per store
open the full year 99 Cents
Only Stores                    $3,267   $3,467   $3,667    $3,750   $4,147
Average net sales per
estimated saleable square
foot 99 Cents Only Stores        $396     $397     $389      $354     $335
(g)
Estimated saleable square
footage at year end 99
Cents Only Stores             293,000  332,100  455,200   631,500  822,900
Estimated saleable square
footage at year end for
Universal's stores                  -        -        -         -  694,400

                              As of
                             December
                               31,
                               1994     1995     1996     1997      1998

Balance Sheet Data:
   Working capital              $24,713  $28,690  $58,822   $60,791 $110,510
   Total assets                  51,419   57,598   98,997   119,443  198,123
   Long-term debt                     _        _        _         _        _
   Capital lease obligation,
including current portion      10,548    9,977    9,366     8,709    8,260
   Total shareholders' equity    30,811   35,558   76,505    96,308  164,366



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

                               99
                              CE
                              NT
                              S
                              ON
                              LY
                              ST
                              OR
                              ES
                               By
                               :
                                              /S/ Eric Schiffer
                                     Senior Vice President of Finance and
                                                 Operations
                                               and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date



       /S/ David Gold         Chairman of the Board, Chief      March 31,
                              Executive Officer and President      1999



       /S/ Howard Gold        Senior Vice President of          March 31,
                              Distribution and Director            1999



        /S/ Jeff Gold         Senior Vice President of Real     March 31,
                              Estate and Information Systems       1999
                              and Director



      /S/ Eric Schiffer       Senior Vice President of Finance  March 31,
                              and Operations and Director          1999


       /S/ Andy Farina            Chief Financial Officer       March 31,
                                                                   1999


     William O. Christy                   Director              March 31,
                                                                   1999


    /S/ Lawrence Glascott                 Director              March 31,
                                                                   1999


     /S/ Marvin L. Holen                  Director              March 31,
                                                                   1999


        Ben Schwartz                      Director              March 31,
                                                                   1999



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