Form 10-Q
period 1999-03-31
99 CENTS ONLY STORE
filed 1999-04-30
CIK 1011290

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                  FORM 10-Q


      [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     OR

     [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 1-11735


                            99 CENTS ONLY STORES
           (Exact name of registrant as specified in its charter)

                                                        CALIFORNIA
95-2411605
                                     (State of incorporation or organization)
(I.R.S. Employer Identification No.)



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

     Common Stock, No Par Value, 24,804,490 Shares as of MARCH 31, 1999









PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                          March 31,   December 31,
                                               1999           1998
                                        (Unaudited)
Assets

Current assets:
Cash                                         $1,971         $4,516
Short-term investments                       44,332         43,850
Accounts receivable, net of
allowance for doubtful accounts of
$544 and $535 as of March 31, 1999            3,858          2,605
and December 31, 1998, respectively
Inventories                                  79,910         78,392
Other                                         2,997          2,389
Total current assets                        133,068        131,752

Property and equipment, at cost:
Land                                         10,189          9,590
Building and improvements                    12,296         11,896
Leasehold improvements                       21,546         19,179
Fixtures and equipment                       17,908         16,860
Transportation equipment                      1,139          1,014
Construction in progress                      1,638          1,680
                                             64,716         60,219
Less - accumulated depreciation and        (16,435)       (14,746)
amortization
Total property and equipment, net            48,281         45,473

Other assets:
Deferred income taxes                         6,201          6,422
Long term investments in marketable           2,798          2,710
securities
Deposits                                        183            183
Goodwill                                      8,276          8,617
Other                                         2,960          2,966
                                             20,418         20,898
Total assets                               $201,767       $198,123

  The accompanying notes are an integral part of these consolidated balance sheets.


                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                          March  31,   December 31,
                                                1999           1998
                                         (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease                $893           $923
obligation
Accounts payable                               9,158         13,856
Accrued expenses:
  Payroll and payroll related                    857          1,976
  Sales tax                                    1,653          2,299
  Liability for claims                           318            306
  Other                                          377            510
  Workers' compensation                        1,296          1,372
  Income taxes payable                         3,740              -
Total current liabilities                     18,292         21,242

Long-term liabilities:
Deferred rent                                  2,052          2,091
Accrued interest on capitalized lease          2,851          2,690
obligation
Capital lease obligation, net of               7,152          7,337
current portion
                                              12,055         12,118

Minority Interest                                361            398

Commitments and contingencies                      -              -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none                    -              -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 24,804,490
  shares at March 31, 1999 and
  24,740,889 shares at December 31,          107,966        107,571
1998
  Retained earnings                           63,093         56,794
                                             171,059        164,365
Total liabilities and shareholders'         $201,767       $198,123
equity

  The accompanying notes are an integral part of these consolidated balance sheets.



                      99 Cents Only Stores
               Consolidated Statements of Income
                          (Unaudited)
     (Amounts In Thousands, Except Earnings Per Share Data)

                                                  Three
                                               Months Ended
                                                 March 31,

                                             1999         1998
Net sales:
99 Cents Only Stores                      $64,633      $51,482
Universal                                  17,727            -
Bargain Wholesale                          11,377       11,400
Net sales                                  93,737       62,882
Cost of sales                              56,137       39,839
Gross profit                               37,600       23,043
Selling, general and administrative        27,474       14,424
expenses
Operating income                           10,126        8,619
Interest income (expense), net                318          215
Income before from minority interest       10,444        8,834
Equity loss and minority interest              37        (742)

Income before provision for income         10,481        8,092
taxes

Provision for income taxes                  4,183        3,551

Net income                                 $6,298       $4,541

Earnings per common share:
     Basic                                  $0.25        $0.19
     Diluted                                $0.25        $0.19

Weighted average number of common
  Shares outstanding:
     Basic                                 24,751       23,227
     Diluted                               25,462       23,705

The accompanying notes are an integral part of these consolidated statements.



                      99 Cents Only Stores
             Consolidated Statements of Cash Flows
                          (Unaudited)
                     (Amounts In Thousands)
                                                   Three
                                                Months Ended
                                                  March 31,
                                             1999           1998

Cash flows from operating
activities:
Net income                                 $6,298         $4,541
Adjustment to reconcile net income
to net cash
  provided by operating activities:
Depreciation and amortization               1,769            999
Minority interest                            (37)            742

Changes in asset and liabilities
  Associated with operating
activities:
Accounts receivable                       (1,253)        (1,208)
Inventories                               (1,518)          (484)
Other current assets                        (608)        (1,482)
Other assets                                    5        (1,629)
Accounts payable                          (4,698)          1,105
Accrued expenses                          (1,885)        (2,054)
Workers' compensation                        (76)             24
Income taxes payable                        4,002          3,236
Deferred rent                                (39)             18
Accrued interest                              161            149
Deferred taxes                                221              -
Net cash provided by operating              2,342          3,957
activities

Cash flows from investing
activities:
Purchase of property and equipment        (4,497)        (2,261)
Investment in Universal                         -            372
Short-term investments                      (570)          (500)
Net cash used in investing                (5,067)        (2,389)
activities

Cash flows from financing
activities:
Payments of capital lease obligation        (215)          (172)
Net proceeds from exercise of stock           395             60
options
Net cash provided by (used in)                180          (112)
financing activities
Net increase in cash                      (2,545)          1,456
Cash, beginning of period                   4,516            882
Cash, end of period                        $1,971         $2,338

The accompanying notes are an integral part of these consolidated statements.




                            99 CENTS ONLY STORES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

     The  accompanying unaudited consolidated financial statements have  been
prepared   in  conformity  with  generally  accepted  accounting  principles.
However,  certain information and footnote disclosures normally  included  in
financial   statements  prepared  in  conformity  with   generally   accepted
accounting  principles have been omitted or condensed pursuant to  the  rules and  regulations  of  the  Securities and Exchange  Commission  (SEC).  These
statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and notes thereto included in the Company's Form
10-K  filed  March  31,  1999. In the opinion of  management,  these  interim consolidated  financial  statements reflect all  adjustments  (consisting  of normal  recurring  adjustments) necessary for  a  fair  presentation  of  the consolidated  financial position and results of operations for  each  of  the periods  presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

      The  consolidated financial statements include the accounts of 99 Cents
Only  Stores and its subsidiaries, Universal International, Inc. and Odd's-N-
End's Inc., from the date of acquisition, September 16, 1998. All significant
inter-company   accounts   and   transactions   have   been   eliminated   in
consolidation.

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

      Through its subsidiary, Universal International, Inc. the Company operates an additional 68 Only Deals and Odd's-N-End's multi price discount stores located in the upper Midwest, New York and Texas.


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

      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three month periods ended March 31, follows; all options outstanding are included, no options outstanding were excluded for reasons of being above market value (amounts in thousands):

                                              1999    1998

Weighted average number of common shares     24,751  23,228
outstanding-Basic.....
Dilutive effect of outstanding stock            711     477
options...............
Weighted average number of common shares     25,462  23,705
outstanding-Diluted....







3. INVESTMENT IN MARKETABLE SECURITIES

      Investments in debt and equity securities are recorded as  required  by
SFAS  No.  115,  "Accounting  for  Certain Investments  in  Debt  and  Equity
Securities." The Company's investments are comprised primarily of  investment grade federal and municipal bonds and commercial paper, primarily with short-
term  maturities. The Company generally holds investments until maturity  and has  not  experienced  any  significant  gain  or  loss  from  sales  of  its investments.  Any  premium  or discount recognized  in  connection  with  the purchase of an investment is amortized over the term of the investment. As of
March  31,  1999  and  December  31, 1998,  the  fair  value  of  investments approximated  the  carrying values and were invested as follows  (amounts  in thousands):
                                         (Unaudited)
                            Maturity                      Maturity


                  March 31,   Within 1  1 to 2    Dec. 31,  Within 1 1 to 2
                  1998            year   years        1998      year years
Federal Bonds        $ 1,500         $ $ 1,500     $ 1,500         $  $1,500
                                     -                             -
Municipal Bonds       15,990    14,692   1,298      15,846    14,636   1,210
Commercial Paper      24,857    29,640       -      29,214    29,214       -
                     $47,130   $44,332  $2,798     $46,560   $43,850  $2,710

4. NEW AUTHORITATIVE PRONOUNCEMENTS

      In  June 1997, the Financial Accounting Standard Board issued SFAS  No.
130, "Reporting Comprehensive Income" (SFAS 130). Adoption of SFAS 130 has not had a material impact on the Company's financial reporting.
      In  June 1997, the Financial Accounting Standard Board issued SFAS  No.
131,  "Disclosure  about Segments of an Enterprise and  Related  Information"
(SFAS 131). The Company adopted SFAS 131 in 1998.
      In  1998,  the  FASB  issued  SFAS No. 133, Accounting  for  Derivative
Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

5. OPERATING SEGMENTS

      The Company has two business segments, retail operations and wholesale distribution. The retail segment includes 99 Cents Only Stores retail stores and Universal's Only Deals and Odd's-N-End's retail stores. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. Bargain Wholesale sells the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies noted in the Company's Form
10-K. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The company accounts for inter-segment transfer at cost through its inventory and inter-company accounts. All such transfers have been eliminated in consolidation.

      The Company had no customers representing more than 10 percent of consolidated net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the three months ended March 31, 1998, and 1999 follows (in thousands).

                                    Retail   Wholesale       Total
            1998
            Net sales              $51,482     $11,400     $62,882
            Gross Margin            20,640       2,403      23,043

            1999
            Net sales              $82,360     $11,377     $93,737
            Gross Margin            35,007       2,593      37,600



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
General

      The  Company has been engaged since 1976 in the purchase  and  sale  of name-brand, close-out and regularly available general merchandise. Since that time,  the Company has sold its merchandise on a wholesale basis through  its
Bargain Wholesale division. On August 13, 1982, the Company opened its  first
99  Cents Only Stores location and as of April 25, 1999, operates a chain  of
68  deep-discount  99 Cents Only Stores and 69 Only Deals  and  Odd's-N-End's
stores.  The Company's growth during the last three years has come  primarily from new store openings, growth in its Bargain Wholesale division and through the  acquisition  of Universal. The Company opened eight,  ten  and  thirteen
stores   in  1996,  1997  and  1998,  respectively  (seven,  ten  and  eleven respectively,  net of relocated stores). The Company opened  three  99  Cents
Only  Stores  in  the  first  three months  of  1999,  one  in  Los  Angeles,
California,  one  in Van Nuys, California and one in Downey,  California  and
plans  to open an additional 10 net 99 Cents Only Stores during the remainder of the year. Also, during the period from December 31, 1998 through April 25,
1999,  consistent with the Company's on going review and operating  strategy, six  Only Deals stores were closed, as the leases matured. One of the  closed stores was in Texas, three were located in Iowa and one each in Nebraska  and
Minnesota.

      Bargain Wholesale's growth over the three years ended December 31, 1998 and the first quarter of 1999 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales.
However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

     The Company has made in this Form 10-Q forward-looking statements within the  meaning  of  Section 27A of the Securities Act and Section  21E  of  the
Securities  and  Exchange  Act of 1934 concerning the  Company's  operations, expansion  plans, economic performance, financial condition, store  openings, purchasing  abilities, sales per square foot and comparable store  net  sales trends  and  capital  requirements. Such forward-looking  statements  may  be identified by the use of words such as "believe", "anticipate," "intend"  and
"expect" and variations thereof. Such forward-looking statements are  subject to various risks and uncertainties, certain of which are beyond the Company's
control.   Actual  results  could  differ  materially  from  those  currently anticipated due to a number of factors. Some of those factors include (i) the
Company's  ability  to  open new stores on a timely basis  and  operate  them
profitably,   (ii)   the  Company's  ability  to  integrate   Universal   and
Odd's-N-End's  and  to  operate the Only Deals and  Odd's-N-End's  stores  at multiple  price  points  and  in different geographic  locations,  (iii)  the orderly  operation  of  the  Company's receiving  and  distribution  process,
(iv)  inflation,  consumer  confidence and other  general  economic  factors,
(v)  the  availability of adequate inventory and capital resources, (vi)  the risk of a disruption in sales volume in the fourth quarter and other seasonal factors  (vii)  dependence on key personnel and control  of  the  Company  by existing shareholders and (viii) increased competition from new entrants into the  deep-discount  retail  industry. The Company does  not  ordinarily  make projections  of its future operating results and undertakes no obligation  to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1998.

Results of Operations

Three  Months Ended March 31, 1999 Compared to Three Months Ended  March  31,
1998

NET  SALES: Net sales increased $30.8 million, or 49.1%, to $93.7 million  in the  1999 period from $62.9 million in the 1998 period. Retail sales included both  99 Cents Only Stores retail sales and retail sales of Universal's  Only
Deals  and  Odd's-N-End's. 99 Cents Only Stores retail sales increased  $13.2 million  to $64.6 million in the 1999 period from $51.5 million in  the  1998 period.  The  increase in 99 Cents Only Stores net sales was attributable  to the  net effect of three new stores opened, the full quarter effect of 11 new stores opened in 1998, and an 8.5% increase in comparable same store sales in
1999  period. Retail sales in the 1999 period also included $17.7 million  of
Universal's  retail sales. Universal's sales were not included  in  the  1998 period.  Bargain Wholesale net sales were $11.4 million in both the 1999  and
1998 periods.



GROSS  PROFIT: Gross profit increased approximately $14.6 million, or  63.2%, to  $37.6  million in the 1999 period from $23.0 million in the 1998  period.
The  increase in gross profit was due to higher net sales and an increase  in the  gross profit margin to 40.1% in the 1999 period from 36.6% in  the  1998 period. The 3.5% point increase in the gross profit margin is due to a higher proportion  of retail net sales, which typically have a higher  gross  margin than wholesale sales and favorable merchandise cost factors.

SELLING,  GENERAL  AND ADMINISTRATIVE: SG&A increased by  $13.1  million,  or
90.5%, to $27.5 million in the 1999 period from $14.4 million in 1998 period.
This   increase  in  expenses  is  due  to  the  acquisition  and   resulting
consolidation of Universal's results of operations.  Universal's business  is seasonal  and  has historically incurred losses in the first  quarter.  As  a percentage of net sales, SG&A increased to 29.3% from 22.9% in 1998. The SG&A was  also  affected by state and federally mandated increases in the  minimum wage. In addition, the minimum wage in California increased to $5.75 per hour in March 1998.

OPERATING INCOME: As a result of the items discussed above, operating income increased $1.5 million, or 17.5%, to $10.1 million in 1999 from $8.6 million in 1998. The operating margin was 10.8% in 1999 versus 13.7% in 1998.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term investments. The change in net interest between 1999 and 1998 was due to interest earned on short-term marketable securities.
During 1999 and 1998, the Company had no bank debt.

(LOSS FROM MINORITY INTEREST): The Company owned a 48% interest in Universal in the 1998 period. Its share of the Universal loss from operations for the three month period ended March 31, 1998 was ($741,561). No tax benefit was applied to this loss, since Universal has tax loss carry-forwards.

PROVISION  FOR  INCOME TAXES: The provision for income taxes  for  the  three months  ended  March  31, 1999, was $4.2 million in  1999  compared  to  $3.6 million  in 1998. The effective rates of the provision for income  taxes  was approximately  40.0% in 1999 and 40.2% in 1998. The change in  the  effective rate in 1999 from 1998 results from the benefit of available tax credits.

NET  INCOME:  As a result of the items discussed above, net income  increased
$1.8 million, or 38.7% to $6.3 million in 1999 from $4.5 million in the 1998 period. Net income as a percentage of sales is 6.7% in 1999 and 7.2% in 1998.


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

As of March 31, 1999 the Company had purchased the land and buildings for six of its retail store locations. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

During  the  three months period ended March 31, 1999, net cash  provided  by operations  was $2.3 million and was $4.0 million for the period ended  March
31,  1998.  In  1999,  inventories increased  $1.5  million  and  receivables increased  $1.3  million.  In 1998, inventories increased  $0.5  million  and receivables increased $1.2 million. The Company reduced accounts  payable  by
$4.7 million in 1999. This reduction in accounts payable included payment  of vendor  balances  carried over with the acquisition  of  Universal.  In  1998 accounts payable increased $1.1 million. Other assets increased $0.6  million in 1999 and $3.1 million in 1998. Current income taxes payable increased $4.0 million  in  1999  and  $3.2  million in 1998. These  amounts  represent  the effective  combined federal and state tax rate applied to taxable income  for the first quarter of 1999 and 1998. Net cash used in investing activities was
$5.1  million in 1999, consisting of expenditures for property and  equipment of  $4.5 million and the investment of $0.6 million in marketable securities.
In  1998  the Company invested $2.3 million in capital expenditures and  $0.5 million  in marketable securities. In 1999, net cash proceeds from  financing activities was $0.2 million. This included $0.2 million for payments  on  the capitalized  warehouse  lease offset by $0.4 million  of  proceeds  from  the exercise of stock options. In 1998 payments on capital lease obligations were
$0.2  million  and  proceeds from the exercise of  stock  options  were  $0.1 million.

      In  1998,  the  FASB  issued SFAS No. 133, "Accounting  for  Derivative
Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate  of  20%. The average investment per new 99 Cents Only Stores opened  in
1998,  including leasehold improvements, furniture, fixtures  and  equipment, inventory  and pre-opening expenses, was approximately $660,000.  Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $9 million in 1999 and $12 million in 2000. The Company's total planned expenditures in each of 1999 and
2000  for additions to fixtures and leasehold improvements of existing stores as  well  as for distribution expansion and replacement will be approximately
$5   million.  The  Company  believes  that  its  total  capital  expenditure requirements  (including new store openings) will increase  to  approximately
$17  million in 2000. Capital expenditures in 1999 are currently expected  to be incurred primarily for new store openings, improvements to existing stores and  system  and general corporate infrastructure. The Company believes  that cash  flow  from  operations will be sufficient to meet operating  needs  and capital spending requirements for at least the next twelve months.

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




Risks Associated with Our Recent Acquisition

     In September 1998, we acquired Universal International, Inc. and Odd's-N-
End's, Inc.  Acquisitions involve various risks.  For example:
     -  Assimilation of the operations and personnel of an acquired business into our own business;
     -  Management information and accounting systems of an acquired business must be integrated into our current systems;
     -  Our management must devote its attention to assimilating the acquired
     business which diverts their attention from our other      business
     concerns;
     -  We might enter markets in which we have limited prior experience; and
     -  We might lose key employees of an acquired business.

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


YEAR 2000

General
      The  Year  2000  issue  relates to the problems  associated  with  many computer  systems (including computer chips and software) not being  designed to  use  dates  for  the  Year 2000 and thereafter.  Many  of  these  systems internally  record only the last two digits for the year of dates,  and  will not  correctly distinguish between different years ending with the  same  two
digits  (the years 2000 and 1900 would be recorded identically).   Others  of
these  systems  will not be able to accept, print, perform  calculations,  or display  dates greater than 12/31/1999.  Other systems may cease to  function
("crash"),  produce  miscalculations or produce other  undesired  results  in connection  with  such  dates.  The Year 2000 issues are  a  concern  to  the
Company due to potential impacts on the Company's systems and additionally  a concern  for the potential impact to the systems of other entities  (vendors, service  providers,  utility  providers, transportation,  banks,  etc.)  that provide products and services to the Company.
      Although  the Company believes that the Year 2000 issue will  not  pose significant internal operational problems for the Company, if all  Year  2000 issues  are  not properly identified, or assessment, remediation and  testing are  not done in a timely manner, with respect to the potential problems that are  identified, there can be no assurance that the Year 2000 issue will  not have  a  material  adverse  impact  on the Company's  results  of  operations including, among other things, a temporary inability to process credit  sales transactions,  record  inventory transactions and engage  in  similar  normal business activities.  Additionally, there is no assurance that the Year  2000 issues  of  other  entities will not have a material adverse  impact  on  the
Company's systems or operations.

Year 2000 Status

     General  phases of the project include: (1) cataloging Year 2000 issues;
(2)  assigning priorities and materiality of the issues to the  Company;  (3)
implementing  and  testing the necessary modifications and replacements,  and
(4) contingency planning.


     The  Company's use of computer systems consists of five major areas: (1)
operating   systems;  (2)  purchased  standard  software  applications;   (3)
internally  developed software applications; (4) third  party  suppliers  and agents;  and (5) embedded chips.  Application software concerns include  both the  conversion  of  software  that  is  not  Year  2000  compliant  and  the replacement of software where applicable.

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

     The  Company  is  in  the  process of upgrading its  PC-based  financial package  to  the  most  current release which has been  certified  Year  2000
compliant.   Additionally testing of the Hewlett Packard  RISC  based  system will  be  completed by the end of the second quarter.  The test will  include using  the Company's backup Hewlett Packard and changing the calendar to  the
Year  2000,  so all core applications can be tested and confirmed  Year  2000 ready.

     Many  of  the  Company's third party suppliers have  been  surveyed  and
identified  as  to  those  having  a direct  interface  level.   Letters  and
questionnaires are in the process of being sent to all critical entities with which  the  Company  does business to assess their Year 2000  readiness.  The
Company  anticipates that these activities will be on-going for the remainder of 1999 and will include follow up telephone interviews and on site meetings.
The  Company is not currently aware of any single vendor or other third party that  may have a material impact on the Company.  The Company can provide  no assurance  that  Year 2000 compliance will be successfully completed  by  its third party suppliers in a timely manner.

Cost

     The  total cost to date associated with required modifications to become
Year 2000 compliant has not been material to the Company's financial position. The estimated total cost of the Year 2000 compliance work has not been established, but is not expected to be material.

Contingency Plan

     The Company has not completed a comprehensive analysis for all the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with all of the most likely worst case scenario. The Company believes that any failures of its internal systems to be Year 2000 compliant will not alone materially adversely affect the continuity of core retail business or to receive and ship merchandise to its retail stores.

     The  Year  2000 compliance project is expected to reduce  the  level  of uncertainty  about  the  effect of the Year  2000  on  the  Company  and  the preparedness  of significant third party agents.  The Company  believes  that
with   the   implementation  and  completion  of  the  project,   significant
interruptions of normal operations should be reduced.  However, if  all  Year
2000  issues  are  not  properly identified, or assessment,  remediation  and testing are not effected in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not  have a material adverse impact on the Company's results of operations or adversely affect  the Company's relationships with suppliers, customers or other  third
parties.   Additionally, there can be no assurance that the Year 2000  issues of  other  entities will not have a material adverse impact on the  Company's systems or results of operations.

     Readers are cautioned that forward-looking statements contained in  this
Year  2000  disclosure  should  be  read in conjunction  with  the  Company's disclosures under the heading, "Risk Factors" in the Company's Form 10-K  for the  year ended December 31, 1998.  Readers should understand that the  dates on  which  the  Company believes the Year 2000 project will be completed  are based upon Management's best estimates, which were derived utilizing numerous
assumptions  of  future  events,  including  the  availability   of   certain
resources, third-party modifications plans and other factors.  However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation  of the  Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are  not limited to, the availability and cost of personnel trained in  these areas, the ability to correct all relevant computer code, timely responses to and  corrections  by  third parties and suppliers, the ability  to  implement interfaces  between the new systems and the systems not being  replaced,  and similar  uncertainties.  Due to the general uncertainty inherent in the  Year
2000  problem,  resulting  in  part from the uncertainty  of  the  Year  2000
readiness  of  third  parties  and  the  inter-connection  of  national   and
international  businesses,  the Company cannot ensure  that  its  ability  to timely  and cost effectively resolve problems associated with the  Year  2000 issue may not affect its operations and business, or expose it to third party liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 1999, the Company had $47,130,000 in marketable securities maturing at various dates through June 2000. The
Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment.




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


                                                  99 CENTS ONLY STORES

Date: April 30, 1999                      /s/ Andrew A. Farina

                    Andrew A. Farina
                                                Vice President Finance






                                           EXHIBIT 27.1

                 99 Cents Only Stores
                Financial Data Schedule

 This Schedule contains summary financial information
    extracted from 99 Cents Only Stores' Financial
    Statements and is qualified in its entirety by
        reference to such financial statements.
                (amounts in thousands)
<PERIOD TYPE>                              3-mos
<FISCAL YEAR END>                   Dec. 31 1999
<PERIOD START>                     Jan.  01 1999
<PERIOD END>                       March 31,1999
[CASH]                                     1,971
[SECURITIES]                              44,332
[RECEIVABLES]                              3,858
[ALLOWANCES]                               (544)
[INVENTORY]                               79,910
<CURRENT ASSETS>                         133,068
[PP&E]                                    64,716
[DEPRECIATION]                          (16,435)
<TOTAL ASSETS>                           201,767
<CURRENT LIABILITIES>                     18,292
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 107,966
<OTHER SE>                                63,093 <FN1>
<TOTAL LIABILITY AND EQUITY>             201,767
[SALES]                                   93,737
<TOTAL REVENUE>                           93,737
[CGS]                                     56,137
<TOTAL COSTS>                             27,474
<OTHER EXPENSES>                              37
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           195
<INCOME PRE TAX>                          10,481
<INCOME TAX>                               4,183
<INCOME CONTINUING>                        6,298
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                               6,298
<EPS PRIMARY>                               0.25
<EPS DILUTED>                               0.25

<FN1> Retained Earnings