Form 10-Q
period 1999-06-30
99 CENTS ONLY STORE
filed 1999-08-12
CIK 1011290

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                  FORM 10-Q


      [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, No Par Value, 25,042,878 Shares as of August 3, 1999









PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                           June 30,       December
                                               1999       31, 1998
                                        (Unaudited)
Assets

Current assets:
Cash                                         $3,088         $4,516
Short-term investments                       46,113         43,850
Accounts receivable, net of
allowance for doubtful accounts of
$544 and $535 as of June 30, 1999
and December 31, 1998, respectively
                                              4,085          2,605
Income taxes receivable                       4,163              -
Inventories                                  84,783         78,392
Other                                         2,842          2,389
Total current assets                        145,074        131,752

Property and equipment, at cost:
Land                                         11,060          9,590
Building and improvements                    12,876         11,896
Leasehold improvements                       22,886         19,179
Fixtures and equipment                       18,776         16,860
Transportation equipment                      1,185          1,014
Construction in progress                      2,447          1,680
                                             69,230         60,219
Less - accumulated depreciation and
amortization                               (18,198)       (14,746)
Total property and equipment, net            51,032         45,473

Other assets:
Deferred income taxes                         6,201          6,422
Long term investments in marketable
securities                                    1,945          2,710
Deposits                                        183            183
Goodwill                                      8,200          8,617
Other                                         4,020          2,966
                                            20,549          20,898
Total assets                               $216,655       $198,123

The accompanying notes are an integral part of these consolidated balance sheets.


                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                            June 30,       December
                                                1999       31, 1998
                                         (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease                $906           $923
obligation
Accounts payable                              14,593         13,856
Accrued expenses:
  Payroll and payroll related                    572          1,976
  Sales tax                                      945          2,299
  Liability for claims                           318            306
  Other                                          336            510
  Workers' compensation                        1,379          1,372
Total current liabilities                     19,049         21,242

Long-term liabilities:
Deferred rent                                  2,094          2,091
Accrued interest on capitalized lease
obligation                                     3,015          2,690
Capital lease obligation, net of               6,920          7,337
current portion
                                              12,029         12,118

Minority Interest                                343            398

Commitments and contingencies                      -              -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none                    -              -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 24,804,490
  shares at March 31, 1999 and
  24,740,889 shares at December 31,          115,294        107,571
1998
  Retained earnings                           69,940         56,794
                                             185,234        164,365
Total liabilities and shareholders'
equity                                      $216,655       $198,123

The accompanying notes are an integral part of these consolidated balance sheets.



                             99 Cents Only Stores
                       Consolidated Statements of Income
                                  (Unaudited)
            (Amounts In Thousands, Except Earnings Per Share Data)


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,

                                          1999      1998      1999      1998
Net sales:
99 Cents Only Stores                   $69,828   $56,695  $134,461  $108,177
Universal                               18,637         -    36,364         -
Bargain Wholesale                       11,029    15,062    22,406    26,462
Net sales                               99,494    71,757   193,231   134,639
Cost of sales                           59,893    46,436   116,030    86,273
Gross profit                            39,601    25,321    77,201    48,366
Selling, general and administrative
expenses                                28,448    15,916    55,922    30,341
Operating income                        11,153     9,405    21,279    18,025
Interest income (expense), net             158       405       476       619
Income before from minority interest    11,311     9,810    21,755    18,644
Equity income (loss) and minority
interest                                    18     (495)        55   (1,236)

Income before provision for income
taxes                                   11,329     9,315    21,810    17,408

Provision for income taxes               4,481     3,930     8,664     7,481

Net income                              $6,848    $5,385   $13,146    $9,927

Earnings per common share:
     Basic                               $0.28     $0.23     $0.53     $0.42
     Diluted                             $0.27     $0.22     $0.52     $0.41

Weighted average number of common
  Shares outstanding:
     Basic                              24,872    23,749    24,814    23,525
     Diluted                            25,533    24,289    25,510    24,066

The accompanying notes are an integral part of these consolidated statements.



                      99 Cents Only Stores
             Consolidated Statements of Cash Flows
                          (Unaudited)
                     (Amounts In Thousands)
                                           Six Months Ended
                                                June,30
                                             1999           1998

Cash flows from operating
activities:
Net income                                $13,146         $9,927
Adjustment to reconcile net income
to net cash
  Provided by operating activities:
Depreciation and amortization               3,660          2,091
Minority interest                            (55)          1,236
Sale of fixed assets                         (45)
Changes in asset and liabilities
Associated with operating
activities:
Accounts receivable                       (1,480)          (663)
Receivable from Universal                       -        (5,450)
Inventories                               (6,391)        (3,221)
Other current assets                        (453)           (75)
Other assets                                (800)          (207)
Accounts payable                              737          1,032
Accrued expenses                          (2,920)        (2,525)
Workers' compensation                           7          (247)
Income taxes                              (4,163)          (608)
Deferred rent                                   3             35
Accrued interest                              325            302
Deferred taxes                                221              -
Net cash provided by operating
activities                                  1,792          1,627

Cash flows from investing
activities:
Purchase of property and equipment        (9,011)        (5,299)
Investment in Universal                         -          (264)
Short-term investments                    (1,498)       (23,446)
Net cash used in investing
activities                               (10,509)       (29,009)

Cash flows from financing
activities:
Proceeds from sale of stock                     -         27,307
Payments of capital lease obligation        (434)          (346)
Net proceeds from exercise of stock
options                                     7,723          1,289
Net cash provided by financing
activities                                  7,289         28,250
Net increase (decrease) in cash           (1,428)            868
Cash, beginning of period                   4,516            882
Cash, end of period                        $3,088         $1,750

The accompanying notes are an integral part of these consolidated statements.




                            99 CENTS ONLY STORES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

     The  accompanying unaudited consolidated financial statements have  been
prepared   in  conformity  with  generally  accepted  accounting  principles.
However,  certain information and footnote disclosures normally  included  in
financial   statements  prepared  in  conformity  with   generally   accepted
accounting  principles have been omitted or condensed pursuant to  the  rules and  regulations  of  the  Securities and Exchange  Commission  (SEC).  These
statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and notes thereto included in the Company's Form
10-K  filed  March  25,  1999. In the opinion of  management,  these  interim consolidated  financial  statements reflect all  adjustments  (consisting  of normal  recurring  adjustments) necessary for  a  fair  presentation  of  the consolidated  financial position and results of operations for  each  of  the periods  presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Principles of Consolidation

      The  consolidated financial statements include the accounts of 99 Cents
Only  Stores and its subsidiaries, Universal International, Inc. and Odd's-N-
End's Inc., from the date of acquisition, September 16, 1998. All significant
inter-company   accounts   and   transactions   have   been   eliminated   in
consolidation.

Concentration of Operations

      All of the Company's 99 Cents Only Stores are currently located in Southern California. In addition, the Company's current retail expansion plans for the 99 Cents Only Stores anticipates that planned new stores will be primarily located in this geographic region. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in Southern
California.

      Through its subsidiary, Universal International, Inc. the Company operates 67 Only Deals and Odd's-N-End's multi price discount stores located in the upper Midwest, New York and Texas.


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

     The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three month period ended June 30, 1999 and the six month period ended June 30, 1999. Options to acquire approximately 726,000 shares were excluded for both the three and the six month periods for reasons of being above market value (amounts in thousands):

                                           3 Months Ended  6 Months Ended
                                              June 30,        June 30,
                                               1999    1998    1999    1998
Weighted average number of common shares
outstanding-Basic.....                      24,872  23,749  24,751  23,228
Dilutive effect of outstanding stock
options..............                          661     540     711     477
Weighted average number of common shares
outstanding-Diluted....                     25,533  24,289  25,462  23,705







3. INVESTMENT IN MARKETABLE SECURITIES

      Investments in debt and equity securities are recorded as  required  by
SFAS  No.  115,  "Accounting  for  Certain Investments  in  Debt  and  Equity
Securities." The Company's investments are comprised primarily of  investment grade federal and municipal bonds and commercial paper, primarily with short-
term  maturities. The Company generally holds investments until maturity  and has  not  experienced  any  significant  gain  or  loss  from  sales  of  its investments.  Any  premium  or discount recognized  in  connection  with  the purchase of an investment is amortized over the term of the investment. As of
June  30,  1999  and  December  31,  1998,  the  fair  value  of  investments approximated  the  carrying values and were invested as follows  (amounts  in thousands):
                                         (Unaudited)
                            Maturity                      Maturity


                    June 30,  Within 1  1 to 2    Dec. 31,  Within 1 1 to 2
                        1999      year   years        1998      year years
Federal Bonds        $ 1,500   $ 1,500  $    -     $ 1,500   $     -  $1,500
Municipal Bonds       17,652    15,707   1,945      15,846    14,636   1,210
Commercial Paper      28,906    28,906       -      29,214    29,214       -
                     $48,058   $46,113  $1,945     $46,560   $43,850  $2,710







4. NEW AUTHORITATIVE PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS
No.  130,  "Reporting Comprehensive Income" (SFAS 130). Adoption of SFAS  130
has not had a material impact on the Company's financial reporting.
      In  June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of  an  Enterprise and Related Information" (SFAS 131). The  Company  adopted
SFAS 131 in 1998.
      In  1998,  the  FASB  issued  SFAS No. 133, Accounting  for  Derivative
Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and  management does not expect adoption of this standard to have a  material impact on the Company's financial reporting or results of operations.

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

      The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Form 10-K. The Company evaluates segment performance based on the net sales and gross profit of each
segment.  Management  does  not  track  segment  data  or  evaluate   segment
performance  on  additional financial information.  As  such,  there  are  no
separately   identifiable  segment  assets  nor  is  there   any   separately
identifiable statements of income data (below gross profit) to be disclosed.

      The Company accounts for inter-segment transfer at cost through its inventory and inter-company accounts. All such transfers have been eliminated in consolidation.

     At June 30, 1999, the Company had no customers representing more than 10 percent of consolidated net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the three months and the six months ended June 30, 1998, and 1999 follows (in thousands).







            Three Months Ended
            June 30, 1999           Retail   Wholesale       Total

            1999
            Net sales              $88,465     $11,029     $99,494
            Gross Margin            37,070       2,531      39,601

            1998
            Net sales              $56,695     $15,062     $71,757
            Gross Margin            23,104       2,217      25,321


            Six  Months  Ended
            June 30, 1999           Retail   Wholesale       Total

            1999
            Net sales             $170,825     $22,406    $193,231
            Gross Margin            72,076       5,125      77,201

            1998
            Net sales             $108,177     $26,462    $134,639
            Gross Margin            43,745       4,621      48,366


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first
99 Cents Only Stores location and as of August 9, 1999, operated a chain of 72 deep-discount 99 Cents Only Stores and 67 Only Deals and Odd's-N-End's stores. The Company's growth during the last three years has come primarily from new store openings, and through the acquisition of Universal. The
Company opened eight, ten and thirteen stores in 1996, 1997 and 1998, respectively (seven, ten and eleven respectively, net of relocated stores).
The Company opened seven 99 Cents Only Stores in the first six months of 1999, six in the Los Angeles area and its first store in Port Hueneme, in Ventura County. The plans to open an additional seven net 99 Cents Only
Stores during the remainder of the year. Also, during the period from December 31, 1998 through August 9, 1999, consistent with the Company's on going evaluation and review of its acquisition of Universal and its operating strategy, eight Only Deals stores were closed, as the leases matured. Two of the stores closed were in Texas, four were located in Iowa, one in Nebraska and one in Minnesota.

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

     The Company has made in this Form 10-Q forward-looking statements within the  meaning of Section 27A of the Securities Act of 1933 and Section 21E  of
the  Securities  Exchange  Act of 1934 concerning the  Company's  operations, expansion  plans, economic performance, financial condition, store  openings, purchasing  abilities, sales per square foot and comparable store  net  sales trends  and  capital  requirements. Such forward-looking  statements  may  be identified by the use of words such as "believe", "anticipate," "intend"  and
"expect" and variations thereof. Such forward-looking statements are  subject to various risks and uncertainties, certain of which are beyond the Company's
control.   Actual  results  could  differ  materially  from  those  currently anticipated due to a number of factors. Some of those factors include (i) the
Company's  ability  to  open new stores on a timely basis  and  operate  them
profitably,   (ii)   the  Company's  ability  to  integrate   Universal   and
Odd's-N-End's  and  to  operate the Only Deals and  Odd's-N-End's  stores  at multiple  price  points  and  in different geographic  locations,  (iii)  the orderly  operation  of  the  Company's receiving  and  distribution  process,
(iv)  inflation,  consumer  confidence and other  general  economic  factors,
(v)  the  availability of adequate inventory and capital resources, (vi)  the risk of a disruption in sales volume in the fourth quarter and other seasonal factors,  (vii)  dependence on key personnel and control of  the  Company  by existing shareholders and (viii) increased competition from new entrants into the  deep-discount  retail  industry. The Company does  not  ordinarily  make projections  of its future operating results and undertakes no obligation  to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1998 and in this Form 10Q.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

NET  SALES: Net sales increased $27.7 million, or 38.7%, to $99.5 million  in the  1999 period from $71.8 million in the 1998 period. Retail sales included both  99 Cents Only Stores retail sales and retail sales of Universal's  Only
Deals  and  Odd's-N-End's retail stores. 99 Cents Only  Stores  retail  sales increased  $13.1  million  to $69.8 million in the  1999  period  from  $56.7 million  in the 1998 period. The increase in 99 Cents Only Stores  net  sales was  attributable  to  the  net effect of four new stores  opened,  the  full quarter  effect  of  11 new stores opened in 1998, and  a  2.4%  increase  in comparable  same store sales in 1999 period. Retail sales in the 1999  period also  included  $18.6 million of Universal's retail sales. Universal's  sales were  not included in the 1998 period. Bargain Wholesale net sales were $11.0 million  in the 1999 period and $15.1 million in 1998. Included in  the  1998 wholesale sales was $5.0 million of sales to Universal. All of the  sales  to
Universal  in  1998 were shipped at cost. Also during the three months  ended
June  30,  1999, 99 Cents Only Stores had a 48 percent interest in  Universal and as such did not consolidate the accounts of Universal.



GROSS  PROFIT: Gross profit increased approximately $14.3 million, or  56.4%, to  $39.6  million in the 1999 period from $25.3 million in the 1998  period.
The  increase in gross profit was due to higher net sales and an increase  in the  gross profit margin to 39.8% in the 1999 period from 35.3% in  the  1998 period. The 4.5% point increase in the gross profit margin is due to a higher proportion  of retail net sales, which typically have a higher  gross  margin than wholesale sales and favorable merchandise cost factors.

SELLING,  GENERAL  AND ADMINISTRATIVE: SG&A increased by  $12.5  million,  or
78.7%, to $28.4 million in the 1999 period from $15.9 million in 1998 period.
This   increase  in  expenses  is  due  to  the  acquisition  and   resulting
consolidation of Universal's results of operations. Universal's  business  is seasonal and has historically incurred losses in the first three quarters  of the  year.  As a percentage of net sales, total SG&A increased to 28.6%  from
22.2% in 1998.

OPERATING INCOME: As a result of the items discussed above, operating income increased $1.7 million, or 18.6%, to $11.2 million in 1999 from $9.4 million in 1998. The operating margin was 11.2% in 1999 versus 13.1% in 1998.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term investments. The change in net interest between 1999 and 1998 was due to interest earned on short-term marketable securities.
During 1999 and 1998, the Company had no bank debt.

(LOSS FROM MINORITY INTEREST): The Company owned a 48% interest in Universal in the 1998 period. Its share of the Universal loss from operations for the three-month period ended June 30, 1998 was ($494,756). No tax benefit was applied to this loss, since Universal has tax loss carry-forwards.

PROVISION  FOR  INCOME TAXES: The provision for income taxes  for  the  three months ended June 30, 1999, was $4.5 million in 1999 compared to $3.9 million in  1998. The effective rates of the provision for income taxes (exclusive of the Company's gain (loss) from minority interest) was approximately 39.6%  in
1999  and  40.1% in 1998. The change in the effective rate in 1999 from  1998 results from the benefit of available tax credits.

NET  INCOME:  As a result of the items discussed above, net income  increased
$1.5 million, or 27.2% to $6.8 million in 1999 from $5.4 million in the 1998 period. Net income as a percentage of sales was 6.9% in 1999 and 7.5% in 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

NET SALES: Net sales increased $58.6 million, or 43.5%, to $193.2 million  in the 1999 period from $134.6 million in the 1998 period. Retail sales included both  99 Cents Only Stores retail sales and retail sales of Universal's  Only
Deals  and  Odd's-N-End's retail stores. 99 Cents Only  Stores  retail  sales increased  $26.3  million to $134.5 million in the 1999  period  from  $108.2 million  in  the 1998 period an increase of 24.3%. The increase in  99  Cents
Only  Stores net sales was attributable to the net effect of seven new stores opened, the full quarter effect of 11 new stores opened in 1998, and  a  5.3%
increase in comparable same store sales in 1999 period. Retail sales  in  the
1999  period  also  included  $36.4  million  of  Universal's  retail  sales.
Universal's sales were not included in the 1998 period. Bargain Wholesale net sales  were  $22.4 million in the 1999 period and $26.5 million in  the  1998 period.  Included in the 1998 wholesale sales was $5.0 million  of  sales  to
Universal.  All of the sales to Universal in 1998 were shipped at cost.  Also during  the three months ended June 30, 1999, 99 Cents Only Stores had  a  48 percent interest in Universal and as such did not consolidate the accounts of
Universal.

GROSS  PROFIT: Gross profit increased approximately $28.8 million, or  59.6%, to  $77.2  million in the 1999 period from $48.4 million in the 1998  period.
The  increase in gross profit was due to higher net sales and an increase  in the  gross profit margin to 40.0% in the 1999 period from 35.9% in  the  1998 period.  The  4.1 percent increase in the gross profit margin  is  due  to  a higher  proportion of retail net sales, which typically have a  higher  gross margin than wholesale sales and favorable merchandise cost factors.

SELLING,  GENERAL  AND ADMINISTRATIVE: SG&A increased by  $25.6  million,  or
84.3%, to $55.9 million in the 1999 period from $30.3 million in 1998 period.
This   increase  in  expenses  is  due  to  the  acquisition  and   resulting
consolidation of Universal's results of operations.  Universal's business  is seasonal and has historically incurred losses in the first three quarters  of the  year.  As a percentage of net sales, total SG&A increased to 28.9%  from
22.5%  in 1998. The SG&A for the six month period was also affected by  state and  federally  mandated  increases in the minimum  wage.  In  addition,  the minimum wage in California increased to $5.75 per hour in March 1998.

OPERATING INCOME: As a result of the items discussed above, operating income increased $3.3 million, or 18.1%, to $21.3 million in 1999 from $18.0 million in 1998. The operating margin was 11.1% in 1999 versus 13.4% in 1998.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term investments. The change in net interest between 1999 and 1998 was due to interest earned on short-term marketable securities.
During 1999 and 1998, the Company had no bank debt.

(LOSS FROM MINORITY INTEREST): The Company owned a 48% interest in Universal in the 1998 period. The Company's share of the Universal loss from operations for the six month period ended June 30, 1998 was ($1.2) million. No tax benefit was applied to this loss, since Universal has tax loss carry-forwards.



PROVISION FOR INCOME TAXES: The provision for income taxes for the six months ended  June  30, 1999, was $8.7 million in 1999 compared to $7.5  million  in
1998. The effective rates of the provision for income taxes (exclusive of the
Company's  gain  (loss) from minority interest) were approximately  39.8%  in
1999  and  40.1% in 1998. The change in the effective rate in 1999 from  1998 results from the benefit of available tax credits.

NET  INCOME:  As a result of the items discussed above, net income  increased
$3.2 million, or 32.4% to $13.1 million in 1999 from $9.9 million in the 1998 period. Net income as a percentage of sales was 6.8% in 1999 and 7.4% in 1998.

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

As of June 30, 1999 the Company had purchased the land and buildings for seven of its retail store locations. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

During  the  six  month  period ended June 30, 1999,  net  cash  provided  by operations  was $1.8 million and was $1.6 million for the period  ended  June
30,  1998.  In  1999,  inventories increased  $6.4  million  and  receivables increased  $1.5  million.  In 1998, inventories increased  $3.2  million  and receivables increased $0.7 million. The Company's accounts payable  increased by  $0.7  million in 1999. In 1998, accounts payable increased $1.0  million.
Other assets increased $0.8 million in 1999 and $0.2 million in 1998. Current income  taxes  receivable increased $4.2 million in  1999,  as  a  result  of estimated  tax  benefits  received upon exercise of employee  stock  options.
These  amounts  represent the effective combined federal and state  tax  rate applied  to  taxable income for the first quarter of 1999. Net cash  used  in investing  activities was $10.5 million in 1999, consisting  of  expenditures for property and equipment of $9.0 million and the investment of $1.5 million in  marketable  securities.  In 1998 the Company  invested  $5.3  million  in capital  expenditures.  In 1998 proceeds from the  sale  of  stock  of  $23.4 million  were invested in marketable securities. Cash proceeds from financing activities were $7.3 million in 1999. This included $0.4 million for payments on  the  capitalized warehouse lease offset by $7.7 million of proceeds  from the  exercise of stock options. In 1998 payments on capital lease obligations were  $0.3 million and proceeds from the exercise of stock options were  $1.3 million.

      In  1998,  the  FASB  issued SFAS No. 133, "Accounting  for  Derivative
Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2000 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate  of  20%. The average investment per new 99 Cents Only Stores opened  in
1998,  including leasehold improvements, furniture, fixtures  and  equipment, inventory  and pre-opening expenses, was approximately $660,000.  Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store  openings are expected to total approximately $16 million in  1999  and
$20 million in 2000. The Company's total planned expenditures in each of 1999 and  2000  for additions to fixtures and leasehold improvements  of  existing stores  as  well  as  for  distribution expansion  and  replacement  will  be approximately  $5  million.  The  Company believes  that  its  total  capital expenditure  requirements,  including  new  store  openings,  existing  store refurbishment  and  the  exercise of the purchase option  for  the  Company's current distribution facility, will increase to approximately $35 million  in
2000.  Capital  expenditures in 1999 are currently expected  to  be  incurred primarily  for  new  store  openings, improvements  to  existing  stores  and
information  systems  and  general  corporate  infrastructure.  The   Company
believes  that cash flow from operations will be sufficient to meet operating needs and capital spending requirements for at least the next twelve months.

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

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably.  In 1996,
1997 and 1998, we opened eight, ten and thirteen of our 99 Cents Only Stores, respectively  (seven, ten and eleven stores, respectively, net  of  relocated
stores).   From  January 1, 1999 through August 11, 1999, we opened  nine  99
Cents  Only Stores and we expect to open six additional 99 Cents Only  Stores during  the remainder of the year and close two stores.  We plan to open  new stores  over  the next several years at a rate of approximately  20%  of  the number  of  99 Cents Only Stores we have per year.  Our strategy  depends  on many  factors, including our ability to identify suitable markets  and  sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately  upgrade our financial and management information  systems  and controls and manage our operating expenses.  In addition, we must be able  to continue  to  hire, train, motivate and retain competent managers  and  store
personnel.   Many of these factors are beyond our control.  As a  result,  we
cannot  assure you that we will be able to achieve our expansion goals.   Any
failure  by  us  to  achieve our expansion goals on a  timely  basis,  obtain acceptance  in  markets in which we currently have limited  or  no  presence, attract  and  retain management and other qualified personnel,  appropriately upgrade  our  financial  and management information systems  and  control  or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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




Risks Associated with Our Recent Acquisition

     In September 1998, we acquired Universal International, Inc. and Odd's-N-
End's, Inc. This acquisition involves various risks.
     -  The purchasing function of both companies has been assimilated. It is essential  that  there  is no disruption in the logistics  and  flow  of product to the retail stores during this process.
     -  We  are  in the process of integrating the information and accounting systems  of  Universal into our current systems. There is  a  risk  that during  this  process certain key systems could malfunction,  disrupting our operations.
     -   Our  management  devotes  a  significant  amount  of  attention   to
     assimilating  the  acquired  business. This  process  may  divert  their attention from our other business concerns.
     - We are in trade markets in which we have limited prior experience.
     -  We  will  be losing key operating employees of the acquired business.
     Not  all  of  these  employees will be replaced.  Specific  replacements personnel may not be available when needed.

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

Our operations are mainly concentrated in Southern California

      All  of  our  current  99  Cents Only Stores are  located  in  Southern
California.  Our  retail  expansion plans anticipate  that  new  stores  will primarily  be located in this region and Southern Nevada.  As a  result,  our results  of  operations and financial condition depend  upon  trends  in  the
Southern California economy. For example, this region experienced an economic recession in the early 1990s.  Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly
Los Angeles, recorded a significant decline in retail spending.   Recovery in
these  retail  markets has continued from 1995 through 1999.   However,  this
trend  may  not continue and retail spending could decline in the future.  In addition,  Southern  California historically has been vulnerable  to  certain natural  disasters  and other risks, such as earthquakes, fires,  floods  and civil  disturbance. At times, these events have disrupted the local  economy.
These  events could also pose physical risks to our properties.  Although  we maintain  standard property and business interruption insurance,  we  do  not have earthquake insurance on our properties.

      With our acquisition of Universal and Odd's-N-End's, we now have stores in the upper Midwest, upstate New York and Texas. These regions have unique economic characteristics which we are beginning to learn. In addition, unlike
Southern California, extreme winter weather conditions in the Midwest and New
York may cause decreases in retail spending during certain times of the year.

We could experience disruptions in receiving and distribution

      We  pick  up  substantially all inventory for our 99 Cents Only  Stores directly  from  suppliers and deliver the inventory to our warehouse  in  Los
Angeles, California.  We distribute all inventory for our New York, Texas and
Upper Midwest stores through our warehouse in Minnesota.  Our success depends upon  whether  our  receiving and shipment schedules are organized  and  well
managed.   As  we  continue to grow, we may face unexpected  demands  on  our warehouse operations that could cause delays in delivery of merchandise to or from  our warehouses to our stores.  A fire, earthquake or other disaster  at our  warehouses could hurt our business, financial condition and  results  of operation,  particularly because much of our merchandise consists  of  close-
outs and other irreplaceable products. Although we maintain standard property and  business interruption insurance, we do not have earthquake insurance  on our properties.

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

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At
December 31, 1997 and 1998 and at June 30, 1999, we recorded net inventory of $43.1 million, $78.4 million and $84.8 million, respectively.

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

      As  a  result, increases in federal and state minimum wage requirements significantly affect our business.  In California, the minimum wage increased in  March 1997 from $4.75 to $5.00 per hour, in September 1997 from $5.00  to
$5.15 per hour, in March 1998 to $5.75 per hour and again in January 1999  to
$6.75 per hour. The federal minimum wage increased in September 1997 to $5.15 per  hour. Congress has proposed a bill to increase the minimum wage to $6.15
per   hour  beginning  September  1,  1999,  and  $6.66  per  hour  beginning
September  1,  2000,  with  later adjustments to  reflect  increases  in  the
Consumer Price Index.  Since we provide consumers with merchandise  at  a  99
Cents price point, we typically cannot pass on to them any incremental costs.
As  a  result,  significant increases in the minimum wage requirements  could impair our business.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 13 of our 73, 99 Cents Only Stores and a parking lot for  one  of these stores from certain members of the Gold family  and  their
affiliates.   Our   annual  rental  expense  for  these  facilities   totaled
approximately  $2.0  million and $2.2 million in 1997 and 1998,  respectively and  $0.9  million and $1.1 million for the six month periods ended June  30,
1999  and  1998  respectively. We believe that our lease terms  are  just  as favorable  to us as they would be for an unrelated party. Under  our  current policy,  we enter into real estate transactions with our affiliates only  for the  renewal  or  modification of existing leases and on occasions  where  we determine  that  such transactions are in our best interests.  Moreover,  the independent  members of our Board of Directors must unanimously  approve  all real  estate  transactions  between us, and our affiliates.  They  must  also determine  that such transactions are equivalent to a negotiated arm's-length transaction  with  a  third party. We cannot guarantee  that  we  will  reach agreements  with  the  Gold Family on renewal terms  for  the  properties  we currently  lease from them.  Also, even if we agree to such terms, we  cannot be  certain that our independent directors will approve them. If we  fail  to renew one of these leases, we could be forced to relocate or close the leased
store.   Any relocations or closures we experience will be costly  and  could adversely affect our business.

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

     We  use software, computer technology and other services, that may  fail due  to the year 2000 phenomenon.  We have determined that we must modify  or replace  portions of our software so that our computer systems will  function
properly  with  respect to dates in the year 2000 and after.   We  expect  to
complete  our year 2000 improvements in the fourth quarter of 1999.  Although we do not expect the year 2000 problem to significantly affect our results of operations,  we  could encounter unanticipated delays and other  problems  in modifying our systems.  Any difficulties we experience in becoming year  2000 compliant could hurt our ability to communicate with and effectively purchase from our suppliers, and could adversely impact our business.

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

Anti-takeover Effect; We are controlled by our existing shareholders

       In   addition  to  some  governing  provisions  in  our  Articles   of
Incorporation and Bylaws, we are also subject to certain California laws  and regulations which could delay, discourage or prevent others from initiating a potential  merger,  takeover or other change in our  control,  even  if  such actions  would benefit our shareholders and us. In addition, David Gold,  our
Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 11,282,113 of our voting  stock.
As  a result, they have the ability to control all matters requiring the vote of  our shareholders, including the election of our directors and most of our corporate actions.  They can also control our policies and prevent  a  change in  our control.  This could adversely affect the voting and other rights  of our  other  shareholders and could depress the market  price  of  our  common stock.

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


Year 2000

General
The  Year  2000  issue relates to the problems associated with many  computer systems  (including computer chips and software) not being  designed  to  use dates  for  the  Year 2000 and thereafter.  Many of these systems  internally record only the last two digits for the year of dates, and will not correctly distinguish  between  different years ending with the same  two  digits  (the years  2000  and 1900 would be recorded identically).  Some of these  systems will  not  be  able to accept, print, perform calculations, or display  dates greater  than  12/31/1999,  while others may  cease  to  function  ("crash"), produce miscalculations or produce other undesired results in connection with
such  dates.   The  Year  2000 issues are a concern to  the  Company  due  to potential impacts on the Company's systems and additionally a concern for the
potential  impact  to  the  systems  of  other  entities  (vendors,   service
providers,  utility  providers, transportation,  banks,  etc.)  that  provide products and services to the Company.
Although  the  Company  believes  that the Year  2000  issue  will  not  pose significant internal operational problems for the Company, if all  Year  2000 issues  are  not properly identified, or assessment, remediation and  testing are not done, in a timely manner, with respect to the potential problems that are  identified, there can be no assurance that the Year 2000 issue will  not have  a  material  adverse  impact  on the Company's  results  of  operations including, among other things, a temporary inability to process credit  sales transactions,  record  inventory transactions and engage  in  similar  normal business activities.  Additionally, there is no assurance that the Year  2000 issues  of  other  entities will not have a material adverse  impact  on  the
Company's systems or operations.

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

The Company's primary computer systems consist of standard accounting and financial reporting packages utilizing a PC-based local area network and a packaged inventory control system, customized for the Company's needs, processed by a Hewlett Packard RISC-based system. Based on review of the hardware, system software, and application software comprising these primary systems, the Company believes that these primary systems will not be materially impacted by Year 2000 issues.

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

99  Cents  Only  Stores  year  2000 Project is  proceeding  substantially  on
schedule.   The  Company has undertaken its year 2000 project internally  and has  developed  a plan to make the Company's business computer  systems  Year
2000  compliant.  The Company has completed the assessment as to its critical systems.  The Company believes the risks associated with internal systems are minimal. The customized internal modifications have been scheduled, and  will be complete in the last quarter of 1999.

The Company is in the process of upgrading its P.C. based financial package to the most current release which has been certified Year 2000 compliant.
Additionally testing of the Hewlett Packard RISC based system will be completed by the end of the August. The test will include using the Companies backup Hewlett Packard and changing the calendar to the Year 2000.
Most of the core applications have been tested and confirmed Year 2000 ready.

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

Contingency Plan

The   Company  has  not  completed  a  comprehensive  analysis  for  all  the operational  problems  and costs (including loss of revenue)  that  would  be reasonably likely to result from the failure by the Company and certain third parties  to complete efforts necessary to achieve Year 2000 compliance  on  a timely basis. A contingency plan has not been developed for dealing with  the entire  most  likely  worst  case scenario. The  Company  believes  that  any failures  of  its internal systems to be Year 2000 compliant will  not  alone materially  adversely  affect the continuity of core retail  business  or  to receive and ship merchandise to its retail stores.

The  Company has completed a backup distribution system that has  been  fully
Y2k tested that will allow for the fulfillment of store orders by the distribution center in the event of any failure of the Hewlett Packard system.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 1999, the Company had $48,058,000 in marketable securities maturing at various dates through December 2000. The
Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment.




PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                 None

ITEM 2.    CHANGES IN SECURITIES
                 None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     The  Company  held its 1999 Annual Meeting of Stockholders  on  May  13,
1999.  There were two matters submitted to the shareholders. The first matter was  the election of eight directors to hold office for a one-year term.  The second  matter  was  an amendment to the 99 Cents Only Stores  1996  Employee
Stock  Option  Plan to increase the number of shares of the Company's  Common
Stock  reserved for issuance under the Stock Plan from 3,125,000 to 4,625,000 shares.  The results of the voting for the directors, were 18,853,870  shares voted  "for" each of the directors and 116,532 shares "withheld". The results of the voting for the increase in the number of shares reserved for the stock
option   plan  was  13,510,272  "for",  3,458,592  "against"  and   1,991,538
"withheld".

ITEM 5.    OTHER INFORMATION
                 None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                 (A) EXHIBIT 27.01 Financial Data Schedule



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS ONLY STORES

Date: August 11, 1999                             /s/ Andrew A. Farina

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
                (amounts in thousands)
<PERIOD TYPE>                              6-mos
<FISCAL YEAR END>                   Dec. 31 1999
<PERIOD START>                     Jan.  01 1999
<PERIOD END>                        June 30,1999
[CASH]                                     3,088
[SECURITIES]                              46,113
[RECEIVABLES]                              4,085
[ALLOWANCES]                               (544)
[INVENTORY]                               84,783
<CURRENT ASSETS>                         145,074
[PP&E]                                    69,230
[DEPRECIATION]                          (18,198)
<TOTAL ASSETS>                           216,655
<CURRENT LIABILITIES>                     19,049
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 115,294
<OTHER SE>                                69,940 <FN1>
<TOTAL LIABILITY AND EQUITY>             216,655
[SALES]                                  193,231
<TOTAL REVENUE>                          193,231
[CGS]                                    116,030
<TOTAL COSTS>                             55,922
<OTHER EXPENSES>                              55
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           387
<INCOME PRE TAX>                          21,810
<INCOME TAX>                               8,664
<INCOME CONTINUING>                       13,146
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                              13,146
<EPS PRIMARY>                               0.53
<EPS DILUTED>                               0.52

<FN1> Retained Earnings