Form 10-Q
period 1999-09-30
99 CENTS ONLY STORE
filed 1999-10-22
CIK 1011290

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.

                                  FORM 10-Q


      [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

   Common Stock, No Par Value, 25,052,861 Shares as of September 30, 1999









PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                          September       December
                                           30, 1999       31, 1998
                                        (Unaudited)
Assets

Current assets:
Cash                                         $1,354         $4,516
Short-term investments                       45,827         43,850
Accounts receivable, net of
allowance for doubtful accounts of
$491 and $535 as of September 30,
1999 and December 31, 1998,
respectively                                  4,232          2,605
Income taxes receivable                       3,680              -
Inventories                                  89,024         78,392
Other                                         2,880          2,389
Total current assets                        146,997        131,752

Property and equipment, at cost:
Land                                         11,060          9,590
Building and improvements                    12,876         11,896
Leasehold improvements                       25,461         19,179
Fixtures and equipment                       19,866         16,860
Transportation equipment                      1,206          1,014
Construction in progress                      1,757          1,680
                                             72,226         60,219
Less - accumulated depreciation and
amortization                               (19,769)       (14,746)
Total property and equipment, net            52,457         45,473

Other assets:
Deferred income taxes                        10,801          6,422
Long term investments in marketable
securities                                    4,200          2,710
Deposits                                        214            183
Goodwill                                      3,524          8,617
Other                                         5,213          2,966
                                            23,952          20,898
Total assets                               $223,406       $198,123

The accompanying notes are an integral part of these consolidated balance sheets.


                       99 Cents Only Stores
                    Consolidated Balance Sheets
                      (Amounts In Thousands)



                                           September       December
                                            30, 1999       31, 1998
                                         (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital lease
obligation                                      $727           $923
Accounts payable                              11,355         13,856
Accrued expenses:
  Payroll and payroll related                  1,012          1,976
  Sales tax                                    1,588          2,299
  Liability for claims                           278            306
  Other                                          300            510
  Workers' compensation                        1,337          1,372
Total current liabilities                     16,597         21,242

Long-term liabilities:
Deferred rent                                  2,160          2,091
Accrued interest on capitalized lease
obligation                                     3,181          2,690
Capital lease obligation, net of
current portion                                6,717          7,337
                                              12,058         12,118

Minority Interest                                335            398

Commitments and contingencies                      -              -

Shareholders' equity:
  Preferred stock, no par value
  Authorized - 1,000,000 shares
  Issued and outstanding - none                    -              -

  Common Stock, no par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 25,052,861
  shares at September 30, 1999 and
  24,740,889 shares at December 31,
  1998                                       116,316        107,571
  Retained earnings                           78,100         56,794
                                             194,416        164,365
Total liabilities and shareholders'
equity                                      $223,406       $198,123

The accompanying notes are an integral part of these consolidated balance sheets.



                             99 Cents Only Stores
                       Consolidated Statements of Income
                                  (Unaudited)
            (Amounts In Thousands, Except Earnings Per Share Data)


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,

                                          1999      1998      1999      1998
Net sales:
99 Cents Only Stores                   $76,517   $59,147  $210,977  $167,324
Universal                               18,045     2,456    54,410     2,456
Bargain Wholesale                       12,202    16,357    34,607    42,819
Net sales                              106,764    77,960   299,994   212,599
Cost of sales                           63,204    49,865   179,233   136,139
Gross profit                            43,560    28,095   120,761    76,460
Selling, general and administrative
expenses                                30,491    17,865    86,414    48,206
Operating income                        13,069    10,230    34,347    28,254
Interest income, net                       258       480       737      1099
Income before minority interest         13,327    10,710    35,084    29,353
Equity income (loss) and minority
interest                                     8      (98)        62   (1,334)

Income before provision for income
taxes                                   13,335    10,612    35,146    28,019

Provision for income taxes               5,175     3,900    13,840    11,381

Net income                              $8,160    $6,712   $21,306   $16,638

Earnings per common share:
     Basic                               $0.33     $0.27     $0.86     $0.70
     Diluted                             $0.32     $0.27     $0.84     $0.68

Weighted average number of common
  Shares outstanding:
     Basic                              25,047    24,430    24,898    23,801
     Diluted                            25,504    24,940    25,467    24,322

The accompanying notes are an integral part of these consolidated statements.

                      99 Cents Only Stores
             Consolidated Statements of Cash Flows
                          (Unaudited)
                     (Amounts In Thousands)
                                           Nine Months Ended
                                             September 30,
                                             1999           1998
Cash flows from operating
activities:
Net income                                $21,306        $16,638
Adjustment to reconcile net income
to net cash
  Provided by operating activities:
Depreciation and amortization               5,701          3,170
Minority interest                            (63)          1,334
Sale of fixed assets                         (44)              -
Changes in asset and liabilities
Associated with operating
activities:
Accounts receivable                       (1,627)          (790)
Receivable from Universal                       -            230
Inventories                              (10,632)        (5,938)
Other current assets                        (491)          (846)
Other assets                              (2,278)          (633)
Accounts payable                          (2,501)          3,420
Accrued expenses                          (1,913)          (768)
Workers' compensation                        (35)          (494)
Income taxes                                  362          (211)
Deferred rent                                  69             54
Accrued interest                              491            457
Deferred taxes                                221         (1094)
Net cash provided by operating
activities                                  8,566         14,529

Cash flows from investing
activities:
Purchase of property and equipment       (12,148)        (8,446)
Investment in Universal                         -          (843)
Marketable securities                     (3,467)       (21,792)
Net cash used in investing
activities                               (15,615)       (31,081)

Cash flows from financing
activities:
Retirement of revolving credit line             -       (12,500)
Proceeds from sale of stock                     -         27,307
Payments of capital lease obligation        (816)          (523)
Net proceeds from exercise of stock
options                                     4,703          2,162
Net cash provided by financing
activities                                  3,887         16,446
Net increase (decrease) in cash           (3,162)          (106)
Cash, beginning of period                   4,516            882
Cash, end of period                        $1,354           $776

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

Concentration of Operations

      All of the Company's 99 Cents Only Stores are currently located in Southern California. In addition, the Company's current retail expansion plans for the 99 Cents Only Stores anticipates that planned new stores will be primarily located in this general geographic region. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in Southern California.

      Through its subsidiary, Universal International, Inc. the Company operates 66 Only Deals and Odd's-N-End's multi price discount stores located in the upper Midwest, upstate New York and Texas.







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

     The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine-month periods ended September 30, 1999 and 1998. Options to acquire approximately 775,000 shares were excluded for both the three and the nine month periods for reasons of being above market value
(amounts in thousands):

                                           3 Months Ended  9 Months Ended
                                            September 30,   September 30,
                                               1999    1998    1999    1998
Weighted average number of common shares
outstanding-Basic.....                      25,047  24,430  24,898  23,801
Dilutive effect of outstanding stock
options..............                          457     510     569     521
Weighted average number of common shares
outstanding-Diluted....                     25,504  24,940  25,467  24,322







3. INVESTMENT IN MARKETABLE SECURITIES

      Investments in debt and equity securities are recorded as  required  by
SFAS  No.  115,  "Accounting  for  Certain Investments  in  Debt  and  Equity
Securities." The Company's investments are comprised primarily of  investment grade federal and municipal bonds and commercial paper, primarily with short-
term  maturities. The Company generally holds investments until maturity  and has  not  experienced  any  significant  gain  or  loss  from  sales  of  its investments.  Any  premium  or discount recognized  in  connection  with  the purchase of an investment is amortized over the term of the investment. As of
September  30,  1999  and December 31, 1998, the fair  value  of  investments approximated  the  carrying values and were invested as follows  (amounts  in thousands):
                                         (Unaudited)
                            Maturity                      Maturity


                   September  Within 1  1 to 2    Dec. 31,  Within 1 1 to 2
                    30, 1999      year   years        1998      year years
Federal Bonds        $ 1,502   $ 1,502  $    -     $ 1,500   $     -  $1,500
Municipal Bonds       16,298    12,098   4,200      15,846    14,636   1,210
Commercial Paper      32,227    32,227       -      29,214    29,214       -
                     $50,027   $45,827  $4,200     $46,560   $43,850  $2,710







4. NEW AUTHORITATIVE PRONOUNCEMENTS

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

      The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form
10-K. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The Company accounts for inter-segment transfer at cost through its inventory and inter-company accounts. All such transfers have been eliminated in consolidation.

      At September 30, 1999, the Company had no customers representing more than 10 percent of consolidated net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the three months and the nine months ended September 30, 1998, and 1999 follows (in thousands).









            Three Months Ended
            September 30,           Retail   Wholesale       Total

            1999
            Net sales              $94,562     $12,202    $106,764
            Gross Margin            40,770       2,790      43,560

            1998
            Net sales              $61,603     $16,357     $77,960
            Gross Margin            25,222       2,873      28,095


            Nine  Months Ended
            September 30,           Retail   Wholesale       Total

            1999
            Net sales             $265,387     $34,607    $299,994
            Gross Margin           112,846       7,915     120,761

            1998
            Net sales             $169,780     $42,819    $212,599
            Gross Margin            68,966       7,494      76,460


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
General

      The  Company has been engaged since 1976 in the purchase  and  sale  of name-brand, close-out and regularly available general merchandise. Since that time,  the Company has sold its merchandise on a wholesale basis through  its
Bargain Wholesale division. On August 13, 1982, the Company opened its  first
99  Cents Only Stores retail location and as of October 22, 1999, operated  a chain of 77 deep-discount 99 Cents Only Stores and 66 Only Deals and Odd's-N-
End's  stores.  The  Company's growth during the last three  years  has  come primarily  from new store openings, and through the acquisition of Universal.
The  Company  opened eight, ten and thirteen stores in 1996, 1997  and  1998, respectively (seven, ten and eleven, respectively, net of relocated  stores).
The Company opened fourteen new 99 Cents Only Stores and has closed one store in  the  first  nine  months of 1999. Seven stores were located  in  the  Los
Angeles area, two in San Bernardino county, one in Ventura County, two in San
Diego  County, one in Orange County and one in Riverside County. The  Company
plans  to  open  at  least four additional 99 Cents Only  Stores  during  the remainder of the year and close three older smaller stores. Also, during  the period  from  January 1, 1998 through October 28, 1999, consistent  with  the
Company's on going evaluation and review of its acquisition of Universal  and its  operating  strategy, nine Only Deals stores were closed  as  the  leases matured.  Two of the stores closed were in Texas, four were located in  Iowa, one  in  Nebraska  and two in Minnesota. Also in the fourth quarter  of  1999
Universal plans to open one new store in Minnesota and close one store in New
York.

      Bargain Wholesale's growth over the three years ended December 31, 1998 and  the first nine months of 1999 was primarily attributable to an increased focus  on  large domestic and international accounts and expansion  into  new geographic  markets.  In  1998 Bargain Wholesale sales  also  included  $12.0 million  of shipments to Universal at cost. The Company generally realizes  a lower  gross profit margin on Bargain Wholesale's net sales compared  to  its retail net sales. However, Bargain Wholesale complements the Company's retail operations  by  allowing the Company to purchase in larger  volumes  at  more favorable pricing and to generate additional net sales with relatively  small incremental increases in operating expenses.

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

Results of Operations

Three  Months  Ended  September  30, 1999  Compared  to  Three  Months  Ended
September 30, 1998

NET SALES: Net sales increased $28.8 million, or 36.9%, to $106.8 million  in the  1999 period from $78.0 million in the 1998 period. Retail sales included both  99 Cents Only Stores retail sales and retail sales of Universal's  Only
Deals  and  Odd's-N-End's retail stores. 99 Cents Only  Stores  retail  sales increased  $17.4  million  to $76.5 million in the  1999  period  from  $59.1 million  in the 1998 period. The increase in 99 Cents Only Stores  net  sales was  attributable to the net effect of seven new stores opened in  1999,  the full  quarter effect of 11 new stores opened in 1998, and a 2.9% increase  in comparable  same  store sales in the 1999 period. Retail sales  in  the  1999 period  also  included $18.0 million of Universal's retail sales. Universal's sales  in  the 1998 period were $2.5 million, which included sales  from  the date  of the Company's acquisition, September 17, 1998 to September 30  1998.
Bargain  Wholesale net sales were $12.2 million in the 1999 period and  $16.4 million in the same period in 1998. Included in the 1998 wholesale sales were
$7.0  million  of sales to Universal. All of the sales to Universal  in  1998 were shipped at cost. Also during the first eleven weeks of the quarter ended
September  30,  1998,  99  Cents Only Stores had a  48  percent  interest  in
Universal and as such did not consolidate the accounts of Universal.

GROSS  PROFIT: Gross profit increased approximately $15.5 million, or  55.0%, to  $43.6  million in the 1999 period from $28.1 million in the 1998  period.
The  increase in gross profit was due to higher net sales and an increase  in the  gross profit margin to 40.8% in the 1999 period from 36.0% in  the  1998 period. The 4.8 percentage point increase in the gross profit margin  is  due to  a  higher proportion of retail net sales, which typically have  a  higher gross  margin  than wholesale sales and favorable merchandise  cost  factors.
Also  in  1998, as mentioned above, the Company had $7.0 million of wholesale shipments to Universal, at cost.

SELLING,  GENERAL  AND ADMINISTRATIVE: SG&A increased by  $12.6  million,  or
70.7%, to $30.5 million in the 1999 period from $17.9 million in 1998 period.
This   increase  in  expenses  is  due  to  the  acquisition  and   resulting
consolidation  of  Universal's results of operations. In 1998  the  Universal expenses  consolidated  included only those incurred  after  the  acquisition date,  September  17,  1998  to September 30,1998.  Universal's  business  is seasonal and has historically incurred losses in the first three quarters  of the  year.  As a percentage of net sales, total SG&A increased to 28.6%  from
22.9% in 1998.

OPERATING INCOME: As a result of the items discussed above, operating income increased $2.8 million, or 27.8%, to $13.1 million in 1999 from $10.2 million in 1998. Operating margin was 12.2% in 1999 versus 13.1% in 1998.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 1999 and 1998 was due to interest earned on short-term marketable securities. During 1999 and 1998, the Company had no bank debt.

EQUITY INCOME (LOSS) AND MINORITY INTEREST: The Company owned a 48% interest in Universal during the 1998 period from July 1, 1998 to September 16, 1998.
The Company's share of the Universal loss from operations during this period was ($98,000). No tax benefit was applied to this loss, since Universal has tax loss carry-forwards.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended September 30, 1999, was $5.2 million compared to $3.9 million in 1998. The effective rates of the provision for income taxes (exclusive of the Company's gain (loss) from minority interest) was approximately 38.8% in 1999 and 36.4% in 1998. The change in the effective rate in 1999 from 1998 results from the differences in benefit of available tax credits in 1998 versus 1999.

NET  INCOME:  As a result of the items discussed above, net income  increased
$1.4 million, or 21.6% to $8.2 million in 1999 from $6.7 million in the 1998 period. Net income as a percentage of sales was 7.6% in 1999 and 8.6% in 1998.


Nine  Months Ended September 30, 1999 Compared to Nine Months Ended September
30, 1998

NET SALES: Net sales increased $87.4 million, or 41.1%, to $300.0 million for the  nine  months ended September 30, 1999 from $212.6 million  in  the  1998 period.  Retail  sales included both 99 Cents Only Stores  retail  sales  and retail  sales of Universal's Only Deals and Odd's-N-End's retail  stores.  99
Cents  Only Stores retail sales increased $43.7 million to $211.0 million  in the  1999 period from $167.3 million in the 1998 period an increase of 26.1%.
The  increase in 99 Cents Only Stores net sales was attributable to  the  net effect  of fourteen new stores opened, the full nine months effect of 11  new stores opened in 1998, and a 4.4% increase in comparable same store sales  in
1999  period. Retail sales in the 1999 period also included $54.4 million  of
Universal's  retail sales. Universal's sales were not included  in  the  1998 period  until the closing of the acquisition, September 17, 1998 and forward.
Bargain  Wholesale net sales were $34.6 million in the 1999 period and  $42.8 million  in the 1998 period. Included in the 1998 wholesale sales were  $12.0 million  of  sales to Universal. All of the sales to Universal in  1998  were shipped  at cost. Also during the period ended September 30, 1998,  99  Cents
Only  Stores had a 48 percent interest in Universal until September 16,  1998 and  as  such did not consolidate the accounts of Universal until the closing of the acquisition as mentioned above.

GROSS PROFIT: Gross profit increased approximately $44.3 million, or 57.9%, to $120.8 million in the 1999 period from $76.5 million in the 1998 period.
The increase in gross profit was due to higher net sales volume and an increase in the gross profit margin to 40.3% in the 1999 period from 36.0% in the 1998 period. The 4.3 percent increase in the gross profit margin is due to a higher proportion of retail net sales, which typically have a higher gross margin than wholesale sales and favorable merchandise cost factors.
Also in 1998, as mentioned above the Company had $12.0 million of wholesale shipments to Universal, at cost.

SELLING,  GENERAL  AND ADMINISTRATIVE: SG&A increased by  $38.2  million,  or
79.3%,  to  $86.4 million in the 1999 period from $48.2 million in  the  1998 period.  This  increase in expenses is due to the acquisition  and  resulting consolidation of Universal's results of operations.  Universal's business  is seasonal and has historically incurred losses in the first three quarters  of the  year.  As a percentage of net sales, total SG&A increased to 28.8%  from
22.7%  in 1998. The SG&A for the nine-month period was also affected by state and federally mandated increases in the minimum wage.

OPERATING INCOME: As a result of the items discussed above, operating income increased $6.1 million, or 21.6%, to $34.3 million in 1999 from $28.3 million in 1998. The operating margin was 11.5% in 1999 versus 13.3% in 1998.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term investments. The change in net interest between 1999 and 1998 was due to interest earned on short-term marketable securities.
During 1999 and 1998, the Company had no bank debt.

EQUITY INCOME (LOSS) AND MINORITY INTEREST: The Company owned a 48% interest in Universal in the 1998 period. The Company's share of the Universal loss from operations for the nine-month period ended September 30, 1998 was ($1.3) million. No tax benefit was applied to this loss, since Universal has tax loss carry-forwards.

PROVISION  FOR  INCOME TAXES: The provision for income  taxes  for  the  nine months ended September 30, 1999, was $13.8 million in 1999 compared to  $11.4 million  in  1998.  The  effective rates of the provision  for  income  taxes
(exclusive  of  the  Company's  gain  (loss)  from  minority  interest)  were approximately  39.4% in 1999 and 38.8% in 1998. The change in  the  effective rate  in 1999 from 1998 results from the benefit of available tax credits  in
1998.

NET  INCOME:  As a result of the items discussed above, net income  increased
$4.7 million, or 28.1% to $21.3 million in 1999 from $16.6 million in the 1998 period. Net income as a percentage of sales was 7.1% in 1999 and 7.8% in 1998.

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

As of September 30, 1999 the Company had purchased the land and buildings for seven of its retail store locations. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

During  the nine month period ended September 30, 1999, net cash provided  by operations was $8.6 million and $14.5 million for the periods ended September
30, 1999 and September 30, 1998, respectively. In 1999, inventories increased
$10.6  million  and receivables increased $1.6 million. In 1998,  inventories increased  $5.9 million and receivables increased $0.8 million. The Company's accounts payable decreased by $2.5 million in 1999. In 1998, accounts payable increased $3.4 million. Other assets increased $2.3 million in 1999 and  $0.6 million in 1998.

Net  cash  used in investing activities was $15.6 million in 1999, consisting of  expenditures  for  property  and  equipment  of  $12.1  million  and  the investment  of  $3.5 million in marketable securities. In 1998,  the  Company invested $8.4 million in capital expenditures. In 1998 proceeds from the sale of  stock  of  $27.3  million  were invested in marketable  securities.  Cash proceeds  from financing activities were $3.9 million in 1999. This  included
$0.8  million for payments on the capitalized warehouse lease offset by  $4.7 million  of proceeds from the exercise of stock options. In 1998 payments  on capital lease obligations were $0.5 million and proceeds from the exercise of stock  options were $2.2 million. Following the acquisition of  Universal  on
September  16,  1998, the Company retired a revolving line of credit  with  a balance of $12,500,000 that had been maintained by Universal.

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

General  phases of the project include (1) cataloging Year 2000  issues;  (2)
assigning  priorities  and  materiality of the issues  to  the  Company;  (3)
implementing  and  testing the necessary modifications and replacements;  and
(4) contingency planning.

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

Contingency Plan

The   Company  has  not  completed  a  comprehensive  analysis  for  all  the operational  problems  and costs (including loss of revenue)  that  would  be reasonably likely to result from the failure by the Company and certain third parties  to complete efforts necessary to achieve Year 2000 compliance  on  a timely basis. A contingency plan has not been developed for dealing with  the entire  most  likely  worst  case scenario. The  Company  believes  that  any failures  of  its internal systems to be Year 2000 compliant will  not  alone materially  adversely affect the continuity of core retail  business  or  the ability to receive and ship merchandise to its retail stores.

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

Readers are cautioned that forward-looking statements contained in this  Year
2000  disclosure should be read in conjunction with the Company's disclosures under the heading, "Risk Factors" in the Company's Annual Report on Form 10-K
for the year ended December 31, 1998, as well as the risk factors included in this  report.  Readers should understand that the dates on which the  Company believes  the Year 2000 project will be completed are based upon Management's best  estimates, which were derived utilizing numerous assumptions of  future
events,   including  the  availability  of  certain  resources,   third-party
modifications  plans and other factors.  However, there can be  no  guarantee that these estimates will be achieved, or that there will not be a delay  in, or  increased costs associated with, the implementation of the Company's Year
2000  compliance  project.  A  delay in specific  factors  that  might  cause differences  between the estimates and actual results include,  but  are  not limited  to,  the availability and cost of personnel trained in these  areas, the  ability to correct all relevant computer code, timely responses  to  and corrections  by  third  parties  and  suppliers,  the  ability  to  implement interfaces  between the new systems and the systems not being  replaced,  and similar  uncertainties.  Due to the general uncertainty inherent in the  Year
2000  problem,  resulting  in  part from the uncertainty  of  the  Year  2000
readiness  of  third  parties  and  the  inter-connection  of  national   and
international  businesses,  the Company cannot ensure  that  its  ability  to timely  and cost effectively resolve problems associated with the  Year  2000 issue may not affect its operations and business, or expose it to third party liability.

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

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably.  In 1996,
1997 and 1998, we opened eight, ten and thirteen of our 99 Cents Only Stores, respectively  (seven, ten and eleven stores, respectively, net  of  relocated stores).  From January 1, 1999 through September 30, 1999, we opened fourteen
99  Cents Only Stores and closed one store. We expect to open four additional
99 Cents Only Stores during the remainder of the year and close three stores.
We  plan  to  open  new  stores over the next several  years  at  a  rate  of approximately  20% of the number of 99 Cents Only Stores we  have  per  year.
Our  strategy  depends  on many factors, including our  ability  to  identify suitable  markets  and  sites  for  our new  stores,  negotiate  leases  with acceptable  terms, refurbish stores, appropriately upgrade our financial  and
management  information  systems  and  controls  and  manage  our   operating
expenses.  In addition, we must be able to continue to hire, train,  motivate and retain competent managers and store personnel.  Many of these factors are beyond  our control.  As a result, we cannot assure you that we will be  able to  achieve our expansion goals.  Any failure by us to achieve our  expansion goals  on  a timely basis, obtain acceptance in markets in which we currently have  limited  or  no  presence,  attract and  retain  management  and  other qualified  personnel,  appropriately upgrade  our  financial  and  management information systems and control or manage operating expenses could  adversely affect  our future operating results and our ability to execute our  business strategy.

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

We could experience disruptions in receiving and distribution

      We  pick  up  substantially all inventory for our 99 Cents Only  Stores directly  from  suppliers and deliver the inventory to our warehouse  in  Los
Angeles, California.  We distribute all inventory for our New York, Texas and
Upper Midwest stores through our warehouse in Minnesota.  Our success depends upon  whether  our  receiving and shipment schedules are organized  and  well
managed.   As  we  continue to grow, we may face unexpected  demands  on  our warehouse operations that could cause delays in delivery of merchandise to or from  our warehouses to our stores.  A fire, earthquake or other disaster  at our  warehouses could hurt our business, financial condition and  results  of operations, particularly because much of our merchandise consists  of  close-
outs and other irreplaceable products. Although we maintain standard property and  business interruption insurance, we do not have earthquake insurance  on our properties.

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

We face risks associated with international sales and purchases

     Although international sales historically have not been important to our
consolidated  net  sales,  they  have  contributed  to  growth   in   Bargain
Wholesale's  net  sales. In addition, some of the inventory  we  purchase  is manufactured outside the United States. There are many risks associated  with doing business internationally. Our international transactions may be subject to risks such as:
  -  political instability;
  -  currency fluctuations;
  -  exchange rate controls;
  -  changes in import and export regulations and
  -  changes in tariff and freight rates.
The  United  States and other countries have also proposed various  forms  of protectionist  trade  legislation. Any resulting changes  in  current  tariff structures  or  other  trade policies could lead to fewer  purchases  of  our products and could adversely affect our international operations.

We could encounter risks related to transactions with our affiliates

      As  of October 22, 13 of our 78, 99 Cents Only Stores and a parking lot for  one  of these stores from certain members of the Gold family  and  their
affiliates.   Our   annual  rental  expense  for  these  facilities   totaled
approximately  $2.0  million and $2.2 million in 1997 and 1998,  respectively and  $2.2 million and $1.4 million for the nine month periods ended June  30,
1998  and  1999  respectively. We believe that our lease terms  are  just  as favorable  to us as they would be for an unrelated party. Under  our  current policy,  we enter into real estate transactions with our affiliates only  for the  renewal  or  modification of existing leases and on occasions  where  we determine  that  such transactions are in our best interests.  Moreover,  the independent  members of our Board of Directors must unanimously  approve  all real  estate  transactions  between us, and our affiliates.  They  must  also determine  that such transactions are equivalent to a negotiated arm's-length transaction  with  a  third party. We cannot guarantee  that  we  will  reach agreements  with  the  Gold Family on renewal terms  for  the  properties  we currently  lease from them.  Also, even if we agree to such terms, we  cannot be  certain that our independent directors will approve them. If we  fail  to renew one of these leases, we could be forced to relocate or close the leased
store.   Any relocations or closures we experience will be costly  and  could adversely affect our business.

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

Our stock price could fluctuate widely

      The market price of our common stock has risen substantially since our initial public offering on May 23, 1996. However, trading prices for our common stock have in the past and could in the future fluctuate significantly due to many factors, including:
  -  the depth of the market for our common stock;
  - changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
  -  variations in our operating results;
  - conditions or trends in our industry or in the industries of any of our significant clients;
  -  additions or departures of key personnel; and
  -  future sales of our common stock.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 1999, the Company had $50,027,000 in marketable securities maturing at various dates through July 2001. The
Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment.




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


                                                  99 CENTS ONLY STORES

Date: October 22, 1999                            /s/ Andrew A. Farina

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
                (amounts in thousands)
<PERIOD TYPE>                              9-mos
<FISCAL YEAR END>                   Dec. 31 1999
<PERIOD START>                     Jan.  01 1999
<PERIOD END>                           September
                                         30,1999
[CASH]                                     1,354
[SECURITIES]                              50,027
[RECEIVABLES]                              4,232
[ALLOWANCES]                               (491)
[INVENTORY]                               89,024
<CURRENT ASSETS>                         146,507
[PP&E]                                    72,226
[DEPRECIATION]                          (19,769)
<TOTAL ASSETS>                           222,916
<CURRENT LIABILITIES>                     16,596
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 115,826
<OTHER SE>                                78,100 <FN1>
<TOTAL LIABILITY AND EQUITY>             222,916
[SALES]                                  299,994
<TOTAL REVENUE>                          299,994
[CGS]                                    179,233
<TOTAL COSTS>                             86,414
<OTHER EXPENSES>                              62
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           737
<INCOME PRE TAX>                          35,146
<INCOME TAX>                              13,840
<INCOME CONTINUING>                       21,306
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                              21,306
<EPS PRIMARY>                               0.86
<EPS DILUTED>                               0.84

<FN1> Retained Earnings