Form 10-K
period 1999-12-31
99 CENTS ONLY STORE
filed 2000-03-29
CIK 1011290

1



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1999
                                    Or
    o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes x No o

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

      The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2000 was $1,212,268,405 based on a $36.22 average of the high and low sales prices for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
     Common Stock, No Par Value, 33,469,586 Shares as of March 28, 2000

      Portions  of  Part  III  of  this report have  been  incorporated  by
reference   from  the  Company's  Proxy  Statement  for  the  2000   Annual
Shareholders meeting.


                           99 CENTS ONLY STORES
                            Table of Contents



                                                                      Pag
                                                                       e
                                 Part I
Item 1. Business                                                         2
Item 2. Properties                                                      13
Item 3. Legal Proceedings                                               14
Item 4. Submission of Matters to a Vote of Security Holders             14
                                 Part II
Item 5. Market for Registrant's Common Stock and Related Stockholder    14
       Matters
Item 6. Selected Financial Data                                         15
Item 7. Management's Discussion and Analysis of Financial Condition 18 and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk      30
Item 8. Financial Statements and Supplementary Data                     31
Item 9. Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                        47
                                Part III
Item 10.Directors and Executive Officers of the Registrant              47
Item 11.Executive Compensation                                          47
Item 12.Security Ownership of Certain Beneficial Owners and             47
       Management
Item 13.Certain Relationships and Related Transactions                  47
                                 Part IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form     47
       8-K


                                  PART I

Item 1. Business

      99 Cents Only Stores (the "Company") is a leading deep-discount retailer of name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 1999, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise. The Company provides customers significant value on their everyday household needs and an exciting shopping experience in customer-service-oriented stores which are attractively merchandised, brightly lit and well-maintained. The Company believes that its name-brand focus, along with a product mix emphasizing value-priced food and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles. The Company believes its format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales. The Company's 85 existing 99 Cents Only Stores at March 28, 2000 are all located in Southern California except for one store located in Las Vegas Nevada, have an average size of approximately 17,900 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $332, which the Company believes is among the highest in the deep-discount store industry, and average net sales per store of $4.4 million for stores open the full year in 1999.

      The Company opened its first 99 Cents Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which is one of the fastest growing retail sectors in the United States. The Company significantly increased its rate of store expansion following its initial public offering in May 1996, expanding its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 78 stores and 1,102,369 estimated saleable square feet at
December 31, 1999, representing a compound annual growth rate ("CAGR") of 22% and 35%, respectively. The Company believes that its attractive store-level economics facilitates its expansion. Historically, all of the Company's 99 Cents Only Stores have been profitable within their first year of operation. Including the scheduled opening of the second store in Las Vegas Nevada on March 30, 2000, the Company will have opened eight stores in the first three months of 2000 and plans to open at least an additional 12 net new stores during the remainder of the year. The Company intends to continue its planned store expansion over the next several years at a targeted growth rate of approximately 25% per year. The Company estimates that the Southern California market has the potential for about 200, 99 Cents Only Stores.

      The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery store chains and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale represented 13.2% of the Company's net sales in 1999.

Industry

      The  Company  participates  primarily  in  the  deep-discount  retail industry, with its 99 Cents Only Stores. Deep discount retail is distinguished from other retail formats by the purchase of close-out and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. This results in a continually changing selection of specific brands of products. The deep-discount retail industry is one of the fastest growing retail sectors in the United States.

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

Focus on "Name-Brand" Consumables. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 Cents. During 1999, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.
Broad Selection of Regularly Available Merchandise. The Company's retail stores offer consumer items in each of the following staple product categories: food and beverages, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company added a deli and frozen food section in its 99 Cents Only Stores in 1997. The Company ensures that its merchandise offering is complete by supplementing its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop the stores for their everyday household needs, leading to a high frequency of customer visits.

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

Strong Long-Term Supplier Relationships. The Company believes that it has developed a reputation as a leading purchaser of name-brand, re-orderable and close-out merchandise at discount prices through its ability to make immediate buying decisions, experienced buying staff, willingness to take on large volume purchases and take possession of merchandise immediately, ability to pay cash or accept abbreviated credit terms, reputation for prompt payment, commitment to honor all issued purchase orders and willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. Additionally, the Company believes its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

Complementary Bargain Wholesale Operations. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's wholesale division grew from $30.3 million in 1995 to $47.7 million in 1999, primarily due to an increased focus on large domestic accounts and expansion into new geographic markets. The Company opened showrooms in New York City in February 1997 and Chicago in February 1998 to support its Bargain Wholesale operation.

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

Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The Company's 85 existing 99 Cents Only Stores average approximately 17,900 gross square feet. Since January 1, 1996, the Company has opened 49 new stores that average over 20,000 gross square feet and currently targets new store locations between 15,000 and 30,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual net sales per store and operating income typically achieved by these stores.

Experienced Management Team and Depth of Employee Option Grants. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores that significantly contributes to the success of the Company and its operations. Accordingly, all members of management of the Company (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer Senior Buyer) and all full-time with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 1999, the Company's employees (other than executive officers) held options to purchase an aggregate of 3,075,066 shares, or over 9.0% of the fully diluted shares of Common Stock outstanding.

Growth Strategy

      Management believes that future growth will primarily result from new store openings facilitated by the following:

Southern California has Significant Potential for Growth. By continuing to focus 99 Cents Only Store openings in Southern California for the immediate future, the Company can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company's growth strategy in Southern California will focus on opening locations in existing markets as well as expanding into markets adjacent to those currently served. The Company now operates eight 99 Cents Only Stores in San Diego County and one in Las Vegas Nevada. The Company has plans to open at least 20 net new 99 Cents Only Stores in 2000 (a net increase of 25%), all in the Southern California and Las Vegas, Nevada area. Including the scheduled opening of the second store in Las Vegas Nevada on March 30, 2000, the Company will have opened eight stores in the first three months of 2000. The company plans to open at east an additional 12 new stores during the remainder of the year. As of March 28, 2000, the Company has secured sites for eight additional store locations and has signed 12 letters of intent to lease prospective store sites. Generally, the Company expects that at least 50% of the letters of intent will materialize. The Company intends to continue its planned store expansion over the next several years at a targeted rate of approximately 25% per year. The Company estimates that the Southern California market has the potential for about 200, 99 Cents Only Stores.

Portable Format Facilitates Geographic Expansion. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. In November 1999 the Company opened its first 99 Cents Only Stores outside the state of California in Las Vegas Nevada. Subsequently, the store has performed above Company expectations and has been one of the Company's top performing stores.

Acquisitions. The Company considers acquisition opportunities as they are presented to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions.


Recent Developments

Universal International. The Company has determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores, which over the past five years has yielded operating margins averaging 13.4%. In conjunction with this revised growth strategy, the Company also has decided to sell its Universal subsidiary. Universal operates a multi-price point variety chain, with 65 stores located in the Midwest, Texas and Upstate New York, under the trade names Only Deals and Odd's-N-End's. There were several other factors which were considered in making this decision. The Company had a successful opening of its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada. The Company believes the success of the Las Vegas store helps to prove that the 99 Cents Only Stores concept is portable to areas outside the State of California. As a result, the Company will focus greater management resources to expand more rapidly in Nevada and into Arizona.

     Universal incurred an operating loss of $2.7 million in the fourth quarter of 1999 versus a marginal profit of $0.2 million in 1998 and its results were below the Company's expectations. Universal's business is seasonal and historically the fourth quarter was relied upon to achieve all of its income goals. In the fourth quarter Universal was unable to achieve historical gross margin goals and sustained inventory markdowns in efforts to generate sales volume. In addition, Universal incurred additional advertising and distribution costs compared to plan, for the stores located in Texas, New York and areas outside the local distribution point of Minneapolis, Minnesota.

     The Company has adopted a definitive plan to sell Universal. The Company plans to engage an investment-banking firm to evaluate and identify potential buyers for the Universal business. The Company expects to sell Universal to a strategic buyer within one year. The Company has $26.9 million of net assets of discontinued business at December 31, 1999. The value of Universal's net assets at December 31, 1999 includes $30.0 million in inventory, net fixed assets of $8.0 million and $2.1 million of other assets offset by $4.2 million of accounts payable and accrued liabilities.

     The Company's estimated net loss on the disposition of Universal of $9.0 million, includes the estimated net realizable value of the business, net of estimated disposal costs and the estimated loss of $1.2 million from the results of operation for Universal to the disposal date reduced by a tax benefit of $2.6 million. This $9.0 million estimated net loss on the disposition of Universal has also been offset against the net assets of the discontinued business.

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












The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Stores operations (dollar amounts in thousands, except sales per square foot):

                              Year Ended December 31,
                       1995    1996    1997    1998    1999


99 Cents Only Stores
net retail sales       $121,9  $143,1  $186,0 $238,8  $312,30
                           98      63      24     68        6
99 Cents Only Stores
annual net sales
growth rate             10.2%   17.3%   29.9%  28.4%    30.7%
99 Cents Only Stores
store count at
beginning of year          34      36      43     53       64
New stores                   4       8      10     13       18
Stores closed             2(a)    1(a)       -   2(a)     4(a)
Total store count at
year end                   36      43      53     64       78
Average 99 Cents Only
Stores net sales per
store open the full
year(b)                $3,467  $3,667  $3,750 $4,147   $4,433
Estimated saleable
square footage at
year end for 99 Cents  332,10  455,20  631,50 822,90  1,102,3
Only Stores                 0       0       0      0       69
Average net sales per
estimated saleable
square foot(b)           $397    $389    $354   $335     $332
Change in comparable 99
Cents Only Stores net
sales(c)               (0.2)%    2.8%    1.5%   4.3%     6.1%


(a)  Stores closed due to relocation to a larger nearby site.

(b)  For stores open for the entire fiscal year for 99 Cents Only Stores.

(c) 99 Cents Only Stores for the years 1995 and 1996 change in comparable stores net sales, compares net sales for stores open for the entire two years. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the Company. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retail elsewhere from $1.20 to $10.00, for only 99 cents per item or group of items. Each store typically carries over five thousand different stock keeping units (SKU). The merchandise sold in the Company's stores primarily consists of a wide variety of basic consumer items including beverages and food, health and beauty aids and household products (cleaning supplies, paper goods, etc.). The stores also carry housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal, baby products and toys, giftware, pet products and clothing. In 1997, the Company added a deli and frozen foods section to substantially all 99 Cents Only Stores.


      While each of the Company's stores regularly carry a variety of basic household consumer items, the stores differ from typical discount retail stores in that they do not continuously stock complete lines of merchandise. Although a majority of the merchandise purchased by the Company is available for reorder, the mix of specific brands of merchandise frequently changes, depending upon the availability of close-out and other special-situation merchandise at suitable prices. Since commencing its close-out purchasing strategy in 1976, the Company has not experienced difficulty in obtaining name-brand close-outs as well as re-orderable merchandise at attractive prices. Management believes that continuously changing specific name-brands found in its stores from one week to the next encourages impulse and larger volume purchases, results in customers shopping more frequently and helps to create a sense of urgency, awareness and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific items that may be purchased by a single consumer.

      The Company targets value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit or debit card. The Company's stores do not accept checks or manufacturers' coupons. The Company's stores are open every day (except Christmas Day) with opening hours designated to meet the needs of family consumers. The Company advertises that its stores are open "9:00 a.m. to 9:00 p.m., 9 days a week!."

Store Size, Layout and Locations. As of March 28, 2000 the Company's 85 existing 99 Cents Only Stores are all located in Southern California except for one store located in Las Vegas, Nevada, and average over 17,900 gross square feet. Since January 1, 1996, the Company has opened 49 new stores (including one in 1996, two in 1998 and four in 1999) that average over 20,000 gross square feet and currently targets new store locations between 15,000 and 30,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores.

       The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores, a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The stores are located primarily in more densely populated, demographically diverse neighborhoods. The Company's 85 existing 99 Cents Only Stores are located in California and Nevada: 84 in six counties in Southern California and one in Las Vegas, Nevada.

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







     The Company leases 77 of its 85 99 Cents Only Stores retail locations. The Company typically seeks leases with an initial five to ten year term with one or more five year options. See "Item 2. Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through the efforts of the Company's real estate department. Most leases have renewal options ranging from three to ten years.

      As part of its strategy to expand retail operations, the Company has, at times, opened new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative effect on comparable stores net sales as some customers migrated from the existing store to the close-by larger new store. Except for nine relocations to a larger stores, the Company has never closed one of its 99 Cents Only Stores.

Store Management. Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs 16 district managers responsible for store operations. Each district manager is responsible for up to seven stores. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the Company's Vice President of Retail Operations. District managers visit each store in their district at least twice a week and focus on the implementation of the Company's policies, operations and merchandising philosophy. District managers also help train store management and assist store management with scheduling. The Vice President of Retail Operations also supervises a cashiers' training school and store management training classes located at the Company's corporate offices. Each merchandising supervisor and his crew (usually six to ten experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers are responsible for assessing their respective store's stocking needs and ordering accordingly.

Advertising. Advertising expenditures were $2.0 million, $2.4 million and $2.4 million for 1997, 1998 and 1999, respectively, or 0.9%, 0.8% and 0.7%
of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each and nine microwave ovens for 99 cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company also uses a direct mail campaign for new customers who are homeowners in more upscale neighborhoods. The Company believes the direct mail campaign has been successful in attracting new customers.

Bargain Wholesale

      In 1999, Bargain Wholesale sold merchandise to over 999 customers, including other wholesalers, small local retailers, large regional and national retailers and exporters. During 1999, no single customer accounted for more than 4% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

      The Company's wholesale product line is substantially similar to its retail product line, although the Company has seen strong growth in re-orderable and private label merchandise within its wholesale operations. Bargain Wholesale has had success with a program to provide merchandise for the "dollar" promotional aisles of certain supermarkets and drugstores. The Company offers 15-day payment terms to its Bargain Wholesale customers who meet the Company's credit standards. Customers located abroad, certain smaller customers or others who do not meet the Company's credit standards must pay cash upon pickup or before shipment of merchandise.

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

Purchasing

      The Company's purchasing department staff consists of twelve buyers managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The Company's buyers purchase for 99 Cents Only Stores and Bargain Wholesale. The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

       The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 2% of the Company's total purchases in 1999. During 1999, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, Cheseborough Ponds, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of ten years.

      A significant portion of the merchandise purchased by the Company in 1999 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors that recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of close-out or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the
Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment,
(vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation, along with its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

      In 1999, re-orderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

      The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation which primarily purchases re-orderable merchandise. The Company imports products mainly from Southeast Asia. Merchandise directly imported by the Company accounted for approximately 6% of total merchandise purchased in 1999. The Company primarily imports merchandise in product categories which are not brand sensitive to consumers such as kitchen items, housewares, toys, seasonal products, petcare and hardware.

Warehousing and Distribution

      The Company maintains an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are also located in this facility. The site is located near downtown Los Angeles and has close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of 36 tractors and 55 trailers, which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically four times a week. Product is delivered to a store the day after the store places a scheduled order. Most of the merchandise is requested by the store (i.e., ordered by the store manager) as opposed to being determined by the distribution center (i.e., sent by order of the Company's distribution personnel). The Company attempts to optimally utilize its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The Company is currently seeking a satellite warehouse for storage of excess one-time close-out purchases and seasonal or holiday items. However, the Company believes that its current warehouse and distribution facility will be able to support distribution to approximately 200 additional stores in Southern California. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs.
Information Systems

     The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network
(LAN) and a separate customized inventory control system. The Company's inventory management system is being upgraded to incorporate radio frequency (RF) technology to track all inventory received at the Company's distribution center. This will enable management to improve receiving and picking efficiency as well as improving replenishment of re-orderable items. The receiving module of this RF system will be installed in the second quarter of 2000. A new store ordering system was installed in 1999 that utilizes a hand held scanning device. This system is a customized system and has improved the overall order processing turn around time as well as reducing out of stock at the stores. This system is processed from the back office PC system at the individual retail stores. The Company will also install a Wide Area Network (WAN) during the second quarter of 2000 to improve voice and data communications among the stores, the warehouse and the administrative functions. Among other things, the WAN will help improve response time for credit card authorization, store level inventory review and shipping notification. Other upcoming initiatives include a pilot test of point-of-sale technology to determine the feasibility of Company-wide roll out. This one store test will take place sometime during the latter half of 2000.

      The Company's Information Systems staff is comprised of 12 employees. The Company believes that its management information systems and inventory control systems along with the initiatives indicated above will be adequate to support the Company's current needs. The Company intends to continue to enhance its systems to support its future planned store growth and to take advantage of new proven technology.

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

Employees

      At December 31, 1999, the Company had 3,222 employees: 2,805 in its retail operation, 272 in its warehouse and distribution facility, 129 in its corporate offices and 16 in its wholesale division. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, 401(k) benefits to its full time employees and an executive deferred compensation plan. All members of management of the Company (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior
Buyer) and all full-time employees, with tenure of more than six months with the Company receive an annual grant of stock options.




Trademarks and Service Marks

     "99 Cents Only Stores", and "99 Cents" are registered service marks of the Company and are listed on the United States Patent and Trademark Office Principal Register. "Bargain Wholesale" is a service mark used by the Company. Management believes that the Company's trademarks, service marks and trade names are an important but not critical element of the Company's merchandising strategy.

Environmental Matters

      Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 28, 2000, the Company leased 77 of its 85 existing 99 Cents Only Stores, as well as its warehouse and distribution facilities (where its executive offices are located). The Company currently intends to exercise an option to purchase the warehouse and distribution facility in Commerce, California, in December 2000, the end of the lease term. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

Item 2. Properties

     As of March 28, 2000, the Company leased 77 of its 85 store locations. The Company currently leases 12 store locations and a parking lot associated with one of these stores from David Gold, the Company's Chief Executive Officer and certain members of his Family.

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

      The following table sets forth, as of the date of this filing, information relating to the expiration dates of the Company's current retail stores leases assuming the exercise of all options to extend:

Expiri Expirin  Expirin  Expiring
  ng      g        g       2006
 2000  2001-20  2003-20 and Beyond
          02      05

 1(a)     -        4        72


(a)  An older smaller store leased on a month to month basis.

      The Company has purchased eight locations, one opened in 1996, two in 1997, one in 1998, three in 1999 and one already existing store (Pico #13). The Company may also purchase other locations in the future.

      The Company leases its warehouse and distribution facilities. The Company's executive offices are also located in the City of Commerce, California facility. In December 1993, the Company entered into a seven year, triple net lease agreement with a purchase option, which is accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty-four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. The Company has the option to purchase the property for $10.5 million at the end of the lease and the Company currently intends to exercise the option in the fourth quarter of 2000. If the Company does not exercise the purchase option, the Company will be subject to a $7.6 million penalty.

Item 3. Legal Proceedings

      The Company is periodically subject to legal actions, which arise in the ordinary course of its business. The Company does not believe that any pending action is materially adverse to its results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                 PART II


Item  5.  Market  for  Registrant's Common Equity and  Related  Stockholder
Matters

      The Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. The Common Stock was not publicly traded prior to the Company's initial public offering on May 23, 1996. All stock prices have been restated to reflect a four-for-three stock split effected in the form of stock dividend paid on February 9, 2000.

                                                       Price Range
                                                        High   Low

1998:
   First Quarter                                           $23.7 $16.2
                                                            1     0
   Second Quarter                                          26.00 20.37
   Third Quarter                                           28.09 21.08
   Fourth Quarter                                          36.86 22.06
1999:
   First Quarter                                           $36.8 $29.8
                                                            8     1
   Second Quarter                                          37.63 30.75
   Third Quarter                                           38.19 25.81
   Fourth Quarter                                          28.69 18.88
2000:
   First Quarter through March 28, 2000                    37.00 23.25

      The closing price as reported on March 28, 2000 on the New York Stock Exchange is set forth on the cover page of this Form 10K. As of March 28, 2000, the Company had approximately 10,924 holders of the Common Stock including 489 shareholders of record.

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

Item 6. Selected Financial Data

      The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for each of the three years ended December 31, 1997, 1998, and 1999, and the balance sheet data as of December 31, 1998 and 1999 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The selected statements of operations data for the year ended December 31, 1995 and 1996, and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from financial statements audited by Arthur Andersen LLP not included herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                       Year Ended December 31,
                              1995     1996      1997     1998     1999
                             (Amounts in thousands, except per share and
                                           operating data)
Statement of Operations Data:
Net sales:
   99 Cents Only Stores        $121,998  $143,163 $186,024 $238,868 $312,306
   Other retail sales(a)            492         -        -        -        -
   Bargain Wholesale(h)          30,337    40,480   44,831   53,202   47,652


         Total                     152,827   183,643  230,855  292,070  359,958
Cost of sales                 102,160   120,922  146,797  183,044  218,496

Gross profit                   50,667    62,721   84,058  109,026  141,462
Selling, general and
administrative expenses:
   Operating expenses            32,169    37,683   49,850   62,424   80,089
   Depreciation and               1,640     2,009    2,989    4,506    5,927
amortization


         Total operating expenses   33,809    39,692   52,839   66,930   86,016


Operating income               16,858    23,029   31,219   42,096   55,446
Interest (income) expense,        755     (126)    (855)  (1,428)  (1,059)
net


Income from continuing
operations before provision
for income taxes              16,103    23,155   32,074   43,524   56,505
Provision for income
taxes(b):
   Pro forma                      6,509     9,453        -        -        -


   Historical                       156     2,418   13,124   17,032   22,367


Income from continuing
   Operations(b):
   Pro forma                      9,594    13,702        -        -        -



   Historical                    15,947    20,737   18,950   26,492   34,138










                      (Continued from previous page)

                                        Year Ended December 31,
                               1995     1996      1997     1998     1999
                              (Amounts in thousands, except per share and
                                           operating data)
Income(loss) from
discontinued operation net
of income tax provision of
$910 and income tax benefit        -         -        -      201  (3,167)
of $2,111.........
Loss from disposal of
discontinued operation
including a provision of
$1,200 for operating losses
during the phase-out
period, net of income tax          -         -        -        -  (9,000)
benefit of $2,613.........

Net income                      $15,947   $20,737  $18,950  $26,693  $21,971

Earnings per common share
from     continuing
operations (b)(g):
   Pro forma-Basic                $0.46     $0.51        -        -        -
   Pro forma-Diluted              $0.46     $0.47        -        -        -
   Historical-Basic               $0.77     $0.77    $0.61    $0.82    $1.03
   Historical-Diluted             $0.77     $0.71    $0.61    $0.81    $1.00
Earnings (loss) per common
share   from discontinued
operations(b)(g):
   Historical-Basic                   -         -        -    $0.01  ($0.10)
   Historical-Diluted                 -         -        -    $0.01  ($0.09)
Earnings (loss) per common
share   from disposal of
discontinued
operations(b)(g):
   Historical-Basic                   -         -        -        -  ($0.27)
   Historical-Diluted                 -         -        -        -  ($0.26)
Earnings per common share
(b)(g):
   Pro forma-Basic                $0.46     $0.51        -        -        -
   Pro forma-Diluted              $0.46     $0.47        -        -        -
   Historical-Basic               $0.77     $0.77    $0.61    $0.83    $0.66
   Historical-Diluted             $0.77     $0.71    $0.61    $0.82    $0.65
Weighted average number of
common shares outstanding:
   Pro forma-Basic               20,685    26,839        -        -        -
   Pro forma-Diluted (c)         20,685    29,332        -        -        -
   Historical-Basic              20,685    26,839   30,904   32,045   33,252
   Historical-Diluted            20,685    29,332   31,260   32,751   33,985

Company Operating Data:
Sales Growth
   99 Cents Only Stores           10.2%     17.3%    29.9%    28.4%    30.7%
   Bargain Wholesale(h)            60.4      33.4     10.8     18.7   (10.0)
   Total Company sales             16.0      20.2     25.7     26.5     23.2
Gross margin                     33.2      34.2     36.4     37.3     39.3
Operating margin                 11.0      12.6     13.5     14.4     15.4
Income from continuing
operations:
   Pro forma                        6.3       7.5        -        -        -
   Historical                      10.4      11.3      8.2      9.1      9.5


                      (Continued from previous page)

                                          As of December 31,
                               1995     1996      1997     1998     1999

Retail Operating Data(d):
99 Cents Only Stores at end
of period                         36        43       53       64       78
Change in comparable stores
net sales 99 Cents Only       (0.2)%      2.8%     1.5%     4.3%     6.1%
Stores(e)
Average net sales per store
open the full year - 99
Cents Only Stores             $3,467    $3,667   $3,750   $4,147   $4,433
Average net sales per
estimated saleable square
foot - 99 Cents Only Stores     $397      $389     $354     $335     $332
(f)
Estimated saleable square
footage at year end - 99
Cents Only Stores            332,100   455,200  631,500  822,900 1,102,36
                                                                        9

Balance Sheet Data:
   Working capital              $28,690   $58,822  $60,791  $81,439 $105,637
   Total assets                  57,598    98,997  119,443  194,167  224,015
   Long-term debt                     -         -        -        -        -
   Capital lease obligation,
including current portion      9,977     9,366    8,709    8,005    7,251
   Total shareholders' equity   $35,558   $76,505  $96,308 $164,365 $195,540

(a) The Company operated other stores during the periods presented under different trade names pending conversion to 99 Cents Only Stores format or their eventual closing. Only one such store was operated by the Company in 1995 and that store was closed in May 1995.

(b) Prior to May 1, 1996 the Company was treated as an S corporation for federal and state income tax purposes. The presentation for 1995-1996 reflects a pro forma provision for income taxes as if the Company had always been a C corporation, at an assumed effective tax rate of 41.0%, plus the effect of deferred taxes and tax credits.

(c)  Diluted  weighted  average common equivalent shares  in  1996  include
     1,362,000 shares to fund certain notes issued and dividends payable declared to then existing shareholders, in connection with the termination of the Company's status as an S corporation.

(d)  Includes retail operating data solely for the Company's 99 Cents  Only
     Stores.

(e) For the years 1995-1996, change in comparable stores net sales compares net sales for stores open the entire two periods compared. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.

(f) Computed based upon estimated total saleable square footage of stores open for the entire period.

(g) All earnings per share amounts have been restated to reflect the adoption of SFAS No. 128, "Earnings per Share," effective December 15, 1997.

(h)    In  1998, Bargain Wholesale sales includes $12.0 million  of  inter-
company sales to         Universal billed at cost.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in connection with "Item 6. Selected Financial Data," and "Item 8. Financial Statements."

General
      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 28, 2000, operates a chain of 85 deep-discount 99 Cents Only Stores. The Company's growth during the last three years has come primarily from new store openings. The Company opened ten, thirteen and eighteen stores in 1997, 1998 and 1999, respectively (ten, eleven and fourteen respectively, net of relocated stores). Including the scheduled opening of the Company's second store in Las Vegas, Nevada on March 30, 2000, the Company will have opened eight stores in the first three months of the year 2000, seven in Southern California and one in Las Vegas, Nevada. The Company plans to open at least 12 additional net new stores during the remainder of the year. The Company has secured sites for eight additional store locations.

      Bargain Wholesale's growth over the three years ended December 31, 1999 was primarily attributable to an increased focus on large domestic accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

      Comparable stores net sales have improved since the Company's initial public offering in May 1996. The Company believes that this trend has resulted in part from its expansion strategies. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

      During the three years in the period from January 1, 1997 to December 31, 1999, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $397 per square foot to $332 per square foot. This trend reflects the Company's determination to target larger locations for new store development.
Existing stores average approximately 17,900 gross square feet. Since January 1, 1996, the Company has opened 49 new stores (including one relocation in 1996, two in 1998 and four in 1999) that average over 20,000 gross square feet. The Company currently targets new store locations between 15,000 and 30,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.







     99 Cents Only Stores has increased its net sales, operating income and net income in each of the last five years. In 1999 it had net sales of $360.0 million, operating income of $55.4 million and income from continuing operations of $34.1 million before a charge of $12.2 million from the discontinued operation, representing a 23.2%, 31.7% and 28.9% increase over 1998, respectively. From 1995 through 1999, the Company had a compounded annual growth rate in net sales, operating income and net income of 23.9%, 34.7% and 21.0%, respectively.

Recent Developments

Universal International. The Company has determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores, which over the past five years has yielded operating margins averaging 13.4%. In conjunction with this revised growth strategy, the Company has decided to sell its Universal subsidiary. Universal operates a multi-price point variety chain, with 65 stores located in the Midwest, Texas and Upstate New York, under the trade names Only Deals and Odd's-N-End's. Among other factors which were considered in making this decision was the Company's successful opening of its first 99 Cents Only Stores outside the state of California in Las Vegas Nevada. The success of the Las Vegas, Nevada store helps to prove that the 99 Cents Only Stores concept is portable to areas outside the State of California. As a result, the Company will focus greater management resources to expand more rapidly in Nevada and into Arizona.

     Universal incurred an operating loss of $2.7 million the fourth quarter of 1999 versus a marginal profit of $0.2 million in 1998. Universal's business is seasonal and historically the fourth quarter was relied upon to achieve all of its income goals. In the fourth quarter Universal was unable to achieve historical gross margin goals and sustained inventory markdowns in efforts to generate sales volume. Universal also incurred additional advertising and distribution costs as compared to the Company's plan for the stores located in Texas, New York and areas outside the local distribution point of Minneapolis, Minnesota.

     The Company has adopted a definitive plan to sell Universal. It plans to engage an investment-banking firm to evaluate and identify potential buyers for the Universal business. The Company expects to sell Universal to a strategic buyer within one year. The Company has $26.9 million of net assets of discontinued business at December 31, 1999. The value of Universal's net assets at December 31, 1999 includes $30.0 million in inventory, net fixed assets of $8.0 million, $2.1 million of other assets offset by $4.2 million of accounts payable and accrued liabilities.

     The Company's estimated net loss on the disposal of Universal of $9.0 million, includes the estimated net realizable value of the business, a $1.2 million loss from operations to the disposal date, and the estimated selling costs offset by a $2.6 million tax benefit.















Results of Operations

      The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                          Years Ended December 31,
                                       1997         1998         1999
                                           (Amounts in thousands)
Net sales:
   99 Cents Only Stores                $186,0 80.6  $238,8 81.8  $312,3 86.8
                                        24    %      68    %      06    %
   Bargain Wholesale                   44,831 19.4  53,202 18.2  47,652 13.2

     Total                              230,85 100.  292,07 100.  359,95 100.
                                         5    0       0    0       8    0
Cost of sales                        146,79 63.6  183,04 62.7  218,49 60.7
                                         7            4            6

   Gross profit                        84,058 36.4  109,02 37.3  141,46 39.3
                                                      6            2
Selling, general and administrative
expenses:
   Operating expenses                  49,850 21.6  62,424 21.4  80,089 22.3
   Depreciation and amortization        2,989  1.3   4,506  1.5   5,927  1.6

     Total                              52,839 22.9  66,930 22.9  86,016 23.9

Operating income                     31,219 13.5  42,096 14.4  55,446 15.4
Interest (income) expense, net        (855) (0.4  (1,428 (0.5  (1,059 (0.3
                                              )       )    )       )    )

Income from continuing operations    32,074 13.9
before provision for income taxes                43,524 14.9  56,505 15.7
Provision for income taxes             13,124  5.7  17,032  5.8  22,367  6.2

Income from continuing operations    18,950  8.2  26,492  9.1  34,138  9.5


Income (loss) from discontinued               -
operation   net of income tax
provision of $910 and   income tax       -          201  0.0  (3,167 (0.9
benefit of $2,111...........                                       )    )
Loss from disposal of discontinued            -
operation including a provision of
$1,200 for operating losses during
the phase-out   period, net of
income    tax benefit of                 -            -       (9,000 (2.5
$2,613..................                                           )    )
   Net Income                          $18,95 8.2%  $26,69 9.1%  $21,97 6.1%
                                         0            3            1


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Total net sales increased $67.9 million, or 23.2%, from $292.1 million in 1998 to $360.0 million in 1999. 99 Cents Only Stores net sales increased approximately $73.4 million, or 30.7%, from $238.9 million in 1998 to $312.3 million in 1999. Bargain Wholesale net sales increased approximately $6.5 million, or 15.7%, from $41.2 million in 1998 (excluding the $12.0 million sales to Universal billed at cost in 1998) to $47.7 million in 1999. There were no other retail operations in 1999. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 14 net new stores opened in 1999 and the full year effect of 11 stores opened in 1998. Comparable stores net sales increased 6.1% from 1998 to 1999. Excluding the $12.0 million shipment to Universal billed at cost, the increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large domestic accounts and expansion into new geographic markets.

Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased approximately $32.5 million, or 29.8%, from $109.0 million in 1998 to $141.5 million in 1999. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit improved from 37.3% in 1998 to 39.3% in 1999 reflecting the effect of a 7 to 1 ratio in 1999 of retail sales versus wholesale sales. The ratio in 1998 was 6 to 1, retail versus wholesale, excluding the $12.0 million sales to Universal billed at cost.
Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $19.1 million, or 28.5%, from $66.9 million in 1998 to $86.0 million in 1999. The increase over 1998 is associated with 1999 new store growth and the full year effect of 1998 new stores. SG&A increased as a percentage of net sales from 22.9% in 1998 to 23.9% in 1999. The increase in SG&A expenses is directly attributed to 14 net new store openings.

Operating income. Operating income increased $13.4 million, or 31.7%, from $42.1 million in 1998 to $55.4 million in 1999. Operating income increased as a percentage of net sales from 14.4% in 1998 to 15.4% in 1999 primarily due to the increase in gross margin as discussed above.

Interest (income) expense. Interest (income) expense relates to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized warehouse lease. The Company had no bank debt during 1999. Interest income earned on the Company's marketable securities was $1.8 million in 1999. At December 31, 1999, the Company held $51.0 million in short-term investments and $8.6 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.
Provision for income taxes. The provision for income taxes in 1999 was $22.4 million, or 6.2% of net sales, compared to $17.0 million, or 5.8% of net sales, in 1998. The effective combined federal and state rates of the provision for income taxes were 39.6% and 39.1% in 1999 and 1998, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and other credits. See Note 4 of "Notes to Financial Statements."

Income from continuing operations. As a result of the items discussed above, net income increased $7.6 million, or 28.9%, from $26.5 million in 1998 to $34.1 million in 1999 before a charge of $12.2 million from the discontinued operations. Net income from continuing operations as a percentage of net sales was 9.5% in 1999 and 9.1% in 1998.

Discontinued operations. On March 4, 2000 the Board of Directors approved the disposition of the entire operations of Universal, which comprises the Odd's-N-End's and Only Deals retail stores. The net losses of these operations for all periods are included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $31.1 million in 1998 and $83.3 million in 1999. The carrying value of the assets at December 31, 1999 was $26.9 million, which is net of approximately $9.0 million in provision for loss on discontinued operations. The provision for loss on discontinued operations reflected in the consolidated statements of income includes the write-down of the assets of Universal to estimated net realizable values and the estimated costs of disposing of these operations along with the estimated loss from operations of $1.2 million through the estimated date of disposal, less expected tax benefits of approximately $2.6 million applicable thereto.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales. Total net sales increased $61.2 million, or 26.5%, from $230.9 million in 1997 to $292.1 million in 1998. 99 Cents Only Stores net sales increased approximately $52.8 million, or 28.4%, from $186.0 million in 1997 to $238.9 million in 1998. Bargain Wholesale net sales increased approximately $8.4 million, or 18.7%, from $44.8 million in 1997 to $53.2 million in 1998, including $12.0 million sales to Universal billed at cost. There were no other retail operations in 1998. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 11 stores opened in 1998 and the full effect of 10 stores opened in 1997. Comparable stores net sales increased 4.3%, or $7.1 million, from 1997 to 1998.



Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased approximately $25.0 million, or 29.7%, from $84.1 million in 1997 to $109.0 million in 1998. The increase in gross profit dollars was primarily due to higher net sales. As a percentage of net sales, gross profit improved from 36.4% in 1997 to 37.3% in 1998 reflecting the effect of a 6 to 1 ratio in 1998 of retail sales versus wholesales sales excluding the $12.0 million sales to Universal billed at cost. The ratio in 1997 was 4 to 1, retail versus wholesale.

Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $14.1 million, or 26.7%, from $52.8 million in 1997 to $67.0 million in 1998. The increase over 1997 is associated with 1998 new store growth and the full year effect of 1997 new stores. SG&A as a percentage of net sales was 22.9% in 1997 and 1998.

Operating income. Operating income increased $10.9 million, or 34.9%, from $31.2 million in 1997 to $42.1 million in 1998. Operating income increased as a percentage of net sales from 13.5% in 1997 to 14.4% in 1998 primarily due to the increase in gross margin as discussed above.

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

Provision for income taxes. The provision for income taxes in 1998 was $17.0 million, or 5.8% of net sales, compared to $13.1 million, or 5.7% of net sales, in 1997. The effective combined federal and state rates of the provision for income taxes were 39.1% and 40.9% in 1998 and 1997, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and other credits. See Note 4 of "Notes to Financial Statements."

Income from continuing operations. As a result of the items discussed above, net income increased $7.7 million, or 40.5%, from $19.0 million in 1997 to $26.5 million in 1998. Net income as a percentage of net sales was 9.1% in 1998 and 8.2% in 1997.

Liquidity and Capital Resources

      Since inception, the Company has funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirement results primarily from purchases of inventory, expenditures related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of close-out and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

      During 1997, 1998 and 1999, net cash provided by operations was $13.7 million, $31.0 million and $26.0 million, respectively. Net cash provided by operations reflects increases in inventories in the amount of $6.2 million, $6.5 million and $4.3 million during 1997, 1998 and 1999, respectively. During 1997, 1998 and 1999, net cash used in investing activities for purchases of property and equipment was $9.4 million, $12.5 million and $18.0 million, respectively. Cash used in investing activities for the purchase of short-term investments was $5.0 million, $14.0 million and $13.0 million in 1997, 1998 and 1999, respectively. In 1997, net cash used in financing activities was $0.2 million; these funds represented payments of capital lease obligations and proceeds from the exercise of employee stock options. In 1998, net cash provided by financing activities was $29.0 million; these funds represented payment for capital lease obligations, in addition, the Company received proceeds of $27.2 million from the Company's secondary public offering and from the exercise of employee stock options of $2.5 million. In 1999, net cash provided by financing activities was $4.2 million; these funds represented payment for capital lease obligations and proceeds from exercise of stock options.

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

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The average investment per new store opened in 1999, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. Pre-opening expenses are not capitalized by the Company. The Company's cash needs for new store openings are expected to total approximately $12 million in 2000. The Company's total planned expenditures for 2000 for additions to fixtures and leasehold improvements of existing stores as well as for distribution expansion and replacement will be approximately $5 million. The Company believes that its total capital expenditure requirements (including new store openings) will increase to $17 million in 2000. Capital expenditures in 2000 are currently expected to be incurred primarily for new store openings, improvements to existing stores and system and general corporate infrastructure. The Company believes that cash flow from operations will be sufficient to meet operating needs and capital spending requirements for at least the next twelve months.

      On January 25, 2000 the Company acquired all of the remaining outstanding minority shares of Universal for $1.4 million. This $1.4 million minority interest acquisition cost for Universal has been considered in the estimated net realizable value of the net assets of the discontinued business as of December 31, 1999. In addition, the Company acquired a distribution facility for Universal for $7.0 million on March 28, 2000. The lease on Universal's current distribution facility will expire in July 2000. The Company believes the acquisition of the distribution facility was a very favorable purchase price relative to current market values. It is currently planned that this facility will be either leased to the prospective buyer of Universal or will be able to be resold for a gain.

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






     The following table sets forth certain unaudited results of operations for each quarter during 1998 and 1999 and such information as a percentage of net sales. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                    1st    2nd    3rd    4th    1st    2nd    3rd    4th
                   Quart  Quart  Quart  Quart  Quart  Quart  Quart
                     er     er     er     er     er     er     er   Quarte
                                                                      r
                     Year Ended December 31,     Year Ended December 31,
                              1998                        1999
                                   (Amounts in thousands)
Net sales:
   99 Cents Only       $51,4  $56,6  $59,1  $71,5  $64,6  $69,8  $76,5 $101,3
Stores                 82     95     46     45     33     27     17     29
   Bargain Wholesale   11,40  15,06  16,35  10,38  11,09  11,02  12,20 13,332
                        0      2      7      3      4      5      1

     Total              62,88  71,75  75,50  81,92  75,72  80,85  88,71 114,66
                        2      7      3      8      7      2      8      1
Gross profit         23,04  25,32  26,95  33,70  29,60  31,24  35,34 45,270
                        3      1      3      9      7      1      4
Operating income     8,619  9,405  10,20  13,86  10,71  11,44  13,19 20,099
                                      5      7      0      4      3
Incomefrom
continuing          5,283  5,880  6,810  8,519  6,671  7,018  8,107 12,342
operation.........
 ..
Income (loss) from
discontinued
operation.........  (742)  (495)   (98)  1,536  (373)  (170)     53 (2,677
 .                                                                        )
(Loss) on disposal
of discontinued
operation.........      -      -      -      -      -      -      - (9,000
 .                                                                        )
Net                  $4,54  $5,38  $6,71  $10,0  $6,29  $6,84  $8,16   $665
income...........       1      5      2     55      8      8      0

Earnings per common
share from
continuing
operations:
   Basic               $0.17  $0.19  $0.21  $0.26  $0.20  $0.21  $0.24  $0.37
   Diluted             $0.17  $0.18  $0.20  $0.25  $0.20  $0.20  $0.24  $0.37
Earnings (loss)per
common share from
discontinued
operations:
   Basic               ($0.0  ($0.0      -  $0.05  ($0.0  ($0.0      - ($0.08
                       2)     2)                   1)     1)             )
   Diluted             ($0.0  ($0.0      -  $0.05  ($0.0  ($0.0      - ($0.08
                       2)     1)                   1)     1)             )

                      (Continued from previous page)

                     1st    2nd    3rd    4th    1st    2nd    3rd    4th
                   Quart  Quart  Quart  Quart  Quart  Quart  Quart  Quart
                     er     er     er     er     er     er     er    er
                      Year Ended December 31,    Year Ended December 31,
                              1998                        1999
                                    (Amounts in thousands)
(Loss)per common
share on disposal
of discontinued
operations:
   Basic                   -      -      -      -      -      -      - ($0.2
                                                                       7)
   Diluted                 -      -      -      -      -      -      - ($0.2
                                                                       7)
Net earnings per
share:
   Basic               $0.15  $0.17  $0.21  $0.30  $0.19  $0.21  $0.24 $0.02
   Diluted             $0.14  $0.17  $0.20  $0.30  $0.19  $0.20  $0.24 $0.02
Shares outstanding:
   Basic               30,96  31,66  32,57  32,97  33,00  33,16  33,39 33,37
                        9      5      3      4      1      3      6     0
   Diluted             31,60  32,38  33,25  33,79  33,94  34,04  34,00 33,77
                        7      5      3      5      9      4      5     4
Percent of Net
sales
Net sales:
   99 Cents Only       81.9%  79.0%  78.3%  87.3%  85.4%  86.4%  86.2% 88.4%
Stores
   Bargain Wholesale    18.1   21.0   21.7   12.7   14.6   13.6   13.8  11.6

     Total              100.0  100.0  100.0  100.0  100.0  100.0  100.0 100.0
Gross profit          36.6   35.3   35.7   41.1   39.1   38.6   39.8  39.5
Operating income      13.7   13.1   13.5   16.9   14.1   14.2   14.9  17.5
Income from
continuing
operations           8.4%   8.2%   9.0%  10.4%   8.8%   8.7%   9.1% 10.8%

New Authoritative Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by SFAS No. 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's first quarter in the year 2001 and is not expected to have a material effect on the Company's financial position.

Risk Factors

Inflation

      The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations. See also "We are vulnerable to uncertain economic factor and Changes in Minimum Wage" for a discussion of additional risks attendant to inflationary conditions.
We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1997, 1998 and 1999, we opened ten, thirteen and eighteen of our 99 Cents Only Stores, respectively (ten, eleven and fourteen stores, respectively, net of relocated stores). From January 1, 2000 through March 28, 2000, we opened seven 99 Cents Only Stores and we expect to open at least thirteen 99 Cents Only Stores in Southern California and Nevada during the remainder of the year. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

Our operations are mainly concentrated in Southern California

      All but one of our 99 Cents Only Stores are currently located in Southern California. The Company currently has one store in Las Vegas, Nevada and plans to open an additional store in Las Vegas on March 30, 2000. In addition, our year 2000 retail expansion plans includes new stores in these regions and thereafter also in Arizona. As a result, our results of operations and financial condition depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued from 1995 through 1999. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.


We could experience disruptions in receiving and distribution

      Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations that could cause delays in delivery of merchandise to or from our warehouses to our stores. A fire, earthquake or other disaster at our warehouses could hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of close-outs and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

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

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1997, 1998 and 1999, we recorded net inventory of $43.1 million, $49.6 million and $53.9 million, respectively.

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

      As a result, increases in federal and state minimum wage requirements significantly affect our business. In California, the minimum wage increased [in March 1997 from $4.75 to $5.00 per hour], in September 1997 from $5.00 to $5.15 per hour, in March 1998 to $5.75 per hour. The federal minimum wage increased in September 1997 to $5.15 per hour. Congress has proposed a bill to increase the minimum wage to $6.15 per hour beginning September 1, 1999, and $6.66 per hour beginning September 1, 2000, with later adjustments to reflect increases in the Consumer Price Index. Since we provide consumers with merchandise at a 99 Cents price point, we typically cannot pass on to them any incremental costs. As a result, significant increases in the minimum wage requirements could impair our business.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 12 of our 85, 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.0 million, $2.2 million and $1.9 million in 1997, 1998 and 1999, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold Family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

Our operating results may fluctuate and may be affected by seasonal buying patterns

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 1998 and 1999, we generated approximately 28.1% and 31.8%, respectively, of our net sales and approximately 32.9% and 36.2%, respectively, of our operating income during the fourth quarter. Accordingly, any decrease in net sales during the fourth quarter could reduce our profitability and impair our results of operations for the entire year.

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

We are subject to environmental regulations

      Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We currently lease all but eight of our stores, as well as our warehouse and distribution facility (where our executive offices are located). We have the option to purchase our warehouse and distribution facility in December 2000, which we plan to do. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.
     In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

Anti-takeover Effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. In addition, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 15,126,538 shares of our voting stock. As a result, they have the ability to control all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Year 2000

     The Company had no interruption of its business process as a result of Year 2000 computer issues or Y2K related equipment malfunctions. The Company successfully implemented its Y2K systems plan and spent approximately $0.1 million to upgrade certain equipment and cash registers at the Universal retail stores to replace non compliant Y2K equipment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 1999, the Company had $59,571,000 in marketable securities maturing at various dates through October 2001. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with the purchase of an investment is amortized over the term of the investment.
Item 8. Financial Statements and Supplementary Data


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Pag
                                                                       e

99 Cents Only Stores
Report of Independent Public Accountants                                32
Consolidated Balance Sheets as of December 31, 1998 and 1999            33
Consolidated Statements of Income for the years ended December 31,
1997, 1998 and 1999                                                    35
Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 1997, 1998 and 1999                           36
Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1998 and 1999                                                    37
Notes to the Consolidated Financial Statements                          38










































                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 99 Cents Only Stores:

We have audited the accompanying consolidated balance sheets of 99 Cents Only Stores (a California Corporation) and it's subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cents Only Stores and it's subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.





ARTHUR ANDERSEN LLP

Los Angeles, California
March 7, 2000





















                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1999
                 (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                             1998    1999

CURRENT ASSETS:
   Cash                                                         $2,699  $7,984
   Short-term investments                                       43,850  50,971
   Accounts receivable, net of allowance for doubtful accounts
of $169 and $140 as of December 31, 1998 and 1999,            2,455   3,356
respectively
   Income tax receivable                                            27   4,674
   Inventories                                                  49,634  53,932
   Other                                                           885   1,451

     Total current assets                                        99,550  122,36
                                                                          8

PROPERTY AND EQUIPMENT, at cost:
   Land                                                          9,590  11,060
   Building and improvement                                     11,896  12,876
   Leasehold improvements                                       15,963  23,786
   Fixtures and equipment                                       11,584  14,718
   Transportation equipment                                      1,014   1,635
   Construction in progress                                      1,680   5,466

                                                              51,727  69,541
   Less-Accumulated depreciation and amortization              (14,331  (20,11
                                                                  )      9)

                                                              37,396  49,422

OTHER ASSETS:
   Deferred income taxes                                         6,342  11,318
   Long term investments in marketable securities                2,710   8,600
   Deposits                                                        183     214
   Net assets of discontinued operation.                        45,143  26,928
   Other                                                         2,843   5,165

                                                              57,221  52,225

                                                             $194,16  $224,0
                                                                  7      15



The accompanying notes are an integral part of these consolidated balance sheets.








                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1999
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             1998    1999

CURRENT LIABILITIES:
Current portion of capital lease obligation                       $754    $809
  Accounts payable                                              12,326   9,010
  Accrued expenses:
      Payroll and payroll-related                                 1,575   1,967
      Sales tax                                                   1,766   2,429
      Other                                                         318     421
   Workers compensation                                          1,372   2,095

    Total current liabilities                                 18,111  16,731

LONG-TERM LIABILITIES:
   Deferred rent                                                 1,750   1,952
   Accrued interest                                              2,690   3,350
   Capital lease obligation, net of current portion              7,251   6,442

                                                              11,691  11,744


COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none                                        -       -
     Common stock, no par value
     Authorized-40,000,000 shares
     Issued and outstanding 32,987,769 at December 31, 1998 and
33,425,232 at December 31, 1999                             107,571 116,775
   Retained earnings                                            56,794  78,765

                                                             164,365 195,540

                                                             $194,16 $224,01
                                                                  7       5




The accompanying notes are an integral part of these consolidated balance sheets.

                           99 CENTS ONLY STORES
                     CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (Amounts In Thousands, Except Per Share Data)

                                                  1997    1998    1999

NET SALES:
  99 Cents Only Stores                              $186,02 $238,86 $312,30
                                                       4       8       6
  Bargain Wholesale                                  44,831  53,202  47,652

                                                  230,855 292,070 359,958
COST OF SALES                                     146,797 183,044 218,496

   Gross profit                                      84,058 109,026 141,462

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses                                49,850  62,424  80,089
   Depreciation and amortization                      2,989   4,506   5,927

                                                   52,839  66,930  86,016

    Operating income                                  31,219  42,096  55,446

OTHER (INCOME) EXPENSE:
   Interest income                                  (1,613) (2,180) (1,805)
   Interest expense                                     758     752     746
                                                      (855) (1,428) (1,059)

  Income from continuing operations before
provisions for income taxes                       32,074  43,524  56,505
PROVISION FOR INCOME TAXES                           13,124  17,032  22,367

   Income from continuing operations                 18,950  26,492  34,138
  Income(loss) from discontinued operation net of
income    tax provision of $910 and income tax
benefit of                                             -     201 (3,167)
$2,111.....................................
  Loss from disposal of discontinued operation
including    a provision of $1,200 for operating
losses during       the phase-out period, net of
income tax                 benefit of                  -       - (9,000)
$2,613.....................................

NET INCOME                                          $18,950 $26,693 $21,971

EARNINGS PER COMMON SHARE FROM CONTINUING
OPERATIONS:
   Basic                                              $0.61   $0.82   $1.03
   Diluted                                            $0.61   $0.81   $1.00
EARNINGS (LOSS) PER COMMON SHARE FROM
DISCONTINUED          OPERATION:
   Basic                                                  -   $0.01 ($0.10)
   Diluted                                                -   $0.01 ($0.09)

(LOSS) PER COMMON SHARE FROM DISPOSAL OF
 DISCONTINUED   OPERATION:
   Basic                                                  -       - ($0.27)
   Diluted                                          -      -       - ($0.26)

NET EARNINGS PER COMMON SHARE:
   Basic                                              $0.61   $0.83   $0.66
   Diluted                                            $0.61   $0.82   $0.65
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic                                             30,904  32,045  33,252
   Diluted                                           31,260  32,751  33,985

The accompanying notes are an integral part of these consolidated financial statements.
                           99 CENTS ONLY STORES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                          (Amounts In Thousands)


                                                      Common Stock  Retain
                                                                      ed
                                                      Share Amount  Earnin
                                                        s             gs



BALANCE, December 31, 1996                             30,86 $65,354  $11,15
                                                          8               1
   Net income                                                -       -  18,950
   Tax benefit from exercise of stock options                -     350       -
   Proceeds from exercise of stock options                  96     503       -


BALANCE, December 31, 1997                             30,96  66,207  30,101
                                                          4
   Net income                                                -       -  26,693
   Tax benefit from exercise of stock options                -   2,195       -
   Proceeds from exercise of stock options                 324   2,477       -
   Net proceeds from secondary public offering           1,251  27,188       -
   Shares issued in connection with acquisition of         449   9,504       -
Universal


BALANCE, December 31, 1998                             32,98 107,571  56,794
                                                          8
   Net income                                                -       -  21,971
   Tax benefit from exercise of stock options                -   4,229       -
   Proceeds from exercise of stock options                 437   4,975       -


BALANCE, December 31, 1999                             33,42 $116,77  $78,76
                                                          5       5       5





The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                          (Amounts in Thousands)
                                                  1997     1998    1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $18,950  $26,693 $21,971
   Adjustment to reconcile net income to net cash
provided by operating activities:
     (Income)loss from discontinued operation              -    (201)   3,167
     Provision for loss on disposal of discontinued
operation                                              -        -   9,000
     Provision for doubtful accounts                      20        -       -
     Depreciation and amortization                     2,989    4,506   5,927
     Benefit for deferred income taxes                 (245)    (395) (4,976)
   Changes in assets and liabilities associated
with operating activities:
     Accounts receivable                                  31    (945)   (901)
     Inventories                                     (6,181)  (6,520) (4,298)
     Other assets                                    (1,470)  (1,935) (2,888)
     Deposits                                             12       51    (31)
     Receivable from affiliated entity                  (66)      230       -
     Accounts payable                                (1,043)    6,792 (3,316)
     Accrued expenses                                  (842)    (380)   1,158
     Worker's compensation                               320      281     723
     Income taxes                                        458    1,957   (418)
     Deferred rent                                       182      274     202
     Accrued interest                                    575      615     660

         Net cash provided by operating activities      13,690   31,023  25,980

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (9,356)  (12,461 (17,953
                                                                )       )
   Purchases of short-term investments              (4,966)  (13,976 (13,011
                                                                )       )
   Net asset of discontinued operations.            (1,708)  (31,730   6,048
                                                                )

         Net cash used in investing activities         (16,030  (58,167 (24,916
                                                       )        )       )

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation               (656)    (704)   (754)
   Net proceeds from secondary public offering            -   27,188       -
   Proceeds from exercise of stock options              503    2,477   4,975

         Net cash provided (used in) financing           (153)   28,961   4,221
activities

NET INCREASE (DECREASE) IN CASH                   (2,493)    1,817   5,285
CASH, beginning of period                           3,375      882   2,699

CASH, end of period                                  $882   $2,699  $7,984




The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1999



1.  Line of Business

      The Company, 99 Cents Only Stores and its subsidiaries (the Company, including the operations of its 99 Cents Only Stores and Bargain Wholesale) primarily market and sell various consumable products and operated 64 and 78 retail stores at December 31, 1998 and 1999, respectively. The Company is also a wholesale distributor of various consumable products.

2.  Concentration of Operations in Southern California

      All but one of the Company's retail store are located in Southern California. In addition, the Company's current retail expansion plans anticipate that most new stores will be located in that same geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general economic trends and various environmental factors in Southern California.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of 99 Cents Only Stores and its subsidiaries. All inter-company transactions have been eliminated and all of its wholly owned subsidiaries.

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

Depreciation and Amortization

       Property  and  equipment  are  amortized  and  depreciated  on   the
straight-line basis over the following useful lives of the assets:


Building and improvements      30 - 27.5 years
Leasehold improvements        Lesser of 5 years or
                              Remaining lease term
Fixtures and equipment         5 years
Transportation equipment       3 years

      The  Company  follows  the policy of capitalizing  expenditures  that
materially   increase  asset  lives  and  charging  ordinary  repairs   and
maintenance to operations as incurred.


Stock Split

      All  common shares and per share amounts have been adjusted  to  give
retroactive   effect  to  a  four-for-three  stock  split  distributed   on
February 9, 2000 to holders of record on January 31, 2000.

Earnings per share

      "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 1999 follows:

                                           1997  1998  1999
                                              (Amounts in
                                              thousands)

Weighted average number of common shares
outstanding-Basic                          30,90 32,04 33,25
                                               4     5     2
Dilutive effect of outstanding stock          356   706   733
options

Weighted average number of common shares
outstanding-Diluted                        31,26 32,75 33,98
                                               0     1     5


    In 1999, approximately 1,054 options were excluded from the calculation of fully diluted shares outstanding because the option price was above the average market price during the year.

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

Statements of Cash Flows

      The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards No.
95. The Company considers all investments with original maturities of three months or less to be cash equivalents.
      Cash payments for income taxes were $12,911,000, $16,727,000 and $21,756,000 in 1997, 1998 and 1999, respectively. Interest payments totaled approximately $184,000, $136,000 and $86,000 for the years December 31, 1997, 1998 and 1999, respectively.

New Authoritative Pronouncements

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

Reclassifications

      Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

4.  Income Tax Provision

   The provisions for income taxes from continuing operations for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                     Years Ended December 31,
                                      (Amounts in thousands)
                                       1997    1998    1999

Current:
   Federal                               $10,678 $15,249 $20,192
   State                                   2,691   2,178   2,885

                                        13,369  17,427  23,077
Deferred                                 (245)   (395)   (710)

Provisions for income taxes            $13,124 $17,032 $22,367


      Differences between the provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                         Year Ended December 31,
                                          (Amounts in thousands)
                                     1997          1998          1999
                                 Amoun  Perce  Amoun  Perce  Amoun  Perce
                                   t      nt     t      nt     t     nt

Income tax at statutory federal    $11,2  35.0%  $15,2  35.0%  $19,7 35.0%
rate                                 26            33            77
State income taxes, net of
federal income tax effect         1,924    6.0  2,405    5.5  3,012  5.3%
Effect of permanent differences    (204)  (0.6)  (255)  (0.6)   (64) (0.1)
LARZ and targeted job credits      (280)  (0.9)  (393)  (0.9)  (380) (0.6)
Other                                458    1.4     42    0.1     22     -

                                   $13,1  40.9%  $17,0  39.1%  $22,3 39.6%
                                     24            32            67








      A detail of the Company's deferred tax asset as of December 31, 1998 and 1999 is as follows:

                                                  Years Ended
                                                 December 31,
                                                  (Amounts in
                                                  thousands)
                                                 1998    1999

Inventory                                         $1,061    $606
Uniform inventory capitalization                   1,298     971
Depreciation                                       2,356   2,326
Liability for claims                                 125     112
Workers' compensation                                562     845
Deferred rent                                        635     787
State taxes                                          727   1,216
Other, net                                            66     117
Net operating loss carry-forward                  10,330   9,140

                                                  17,160  16,120

Net deferred tax liabilities                       (488)   (262)
                                                  16,672  15,858
Valuation allowance                              (10,330 (4,540)
                                                      )
                                                  $6,342 $11,318

     In connection with the acquisition of Universal and Odd's-N-End's, the Company has federal net operating loss carry-forwards of approximately $27.1 million which it can use to offset income. Future use of this loss carry-forward may be limited and may expire at various dates through 2013. Due to the uncertainty of the future use of such loss carry-forwards, the Company has recorded a valuation allowance equal to the tax effect of the loss carry-forward that is not expected to be realizable. In accordance with SFAS 109, any benefits realized from future use of these loss carry-forwards will be recorded as a reduction of the goodwill generated from the acquisition. During 1999 the Company reduced goodwill by $5,790 related to the expected future tax benefits for the net operating losses.

5.  Short-Term Investments

      Investment in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of December 31, 1998 and 1999, the fair value of investments approximated the carrying values and were invested as follows:

 (Amounts in thousands)  1998    Maturity     1999    Maturity
                                Withi      1         Withi      1
                                  n 1   year           n 1   year
                                 year     or          year     or
                                        more                 more

Federal bonds             $1,50      -  $1,50  $1,50  $1,50      -
                             0             0      0      0
Municipal bonds           15,84  $14,6  1,210  16,42  9,981  $6,44
                             6     36             1             0
Corporate Securities          -      -      -  1,560      -  1,560
Commercial paper          29,21  29,21      -  40,09  39,49    600
                             4      4             0      0

                          $46,5  $43,8  $2,71  $59,5  $50,9  $8,60
                            60     50      0     71     71      0







6.  Capital Lease Obligations

      The Company leases its warehouse, distribution and corporate facility (approximately 880,000 square feet) under a lease accounted for as a capital lease. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this lease.

      The lease requires fixed payments of $70,000 per month and bears interest at 7.0 percent per annum. On or before lease expiration in December 2000, the Company has the option to purchase the facility for $10.5 million. The Company plans to exercise the option during the fourth quarter of 2000. In the event the option is not exercised, there is a $7.6 million penalty.

     Total minimum payments under the lease are as follows:

                                                   (Amounts
                                                      in
                                                  thousands
                                                      )

Year ending December 31:
         2000                                              $11,340

Less: Amount representing interest                    (4,089)

Present value (principal only) of minimum lease         7,251
payment
Less: Current portion                                   (809)

                                                       $6,442


7.  Related-Party Transactions

      The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $2.0 million, $2.2 million and $1.9 million in 1997, 1998 and 1999, respectively.
     During 1997, 1998 and 1999 the Company incurred legal fees of $61,000, $60,000 and $0, respectively, to the law firm in which a director of the Company is a partner.

8.  Commitments and Contingencies

Credit Facility

      The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.2 million for self-insured workers' compensation.

Lease Commitments

      The Company leases various facilities under operating leases, which expire at various dates through 2010. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1997, 1998 and 1999 was approximately $7.3 million, $10.6 million and $11.0 million, respectively.







      As of December 31, 1999, the minimum annual rentals payable under all non-cancelable operating leases (includes operating stores only) were as follows:

                                                   (Amounts
                                                      in
                                                  thousands
                                                      )

Year ending December 31:
         2000                                              $11,608
         2001                                               10,186
         2002                                                9,462
         2003                                                9,239
         2004                                                8,188
         Thereafter                                         17,365

                                                      $66,048


In addition, the Company also leases certain retail facilities on a month-to-month basis. The aggregate monthly rental payment for month-to-month leases at December 31, 1999 was approximately $13 thousand dollars.

Workers' Compensation

      Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company carries excess workers' compensation insurance, which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 1999, the Company had accrued approximately $2.1 million for estimated workers' compensation claims.

      In connection with the self-insurance of workers' compensation, the Company is required by the State of California to maintain a $1.2 million surety bond.

      The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on the Company's financial position or its results of operations.

Advertising

      Advertising expenses were $2.0 million, $2.4 million and $2.4 million for 1997, 1998 and 1999, respectively.

9.  Stock Option Plan

      The Company's 1996 Stock Option Plan provides for the granting of non-qualified and incentive options to purchase up to 6,167,000 shares of common stock. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee (the "Committee"). Options vest over a three year period, one third on the first anniversary date of grant and one third per year thereafter. Options expire ten years from the date of grant.










     The following table summarizes stock options available for grant.

                                Year       Year       Year
                                ended     ended      ended
                              December   December   December
                                 31,       31,        31,
                                1997       1998       1999

Beginning Balance              1,148,231     22,000  1,059,220
Authorized                             -  2,083,333  2,000,000
Granted                        (1,180,94  (1,223,04  (973,016)
                                     0)         5)
Cancelled                         54,709    176,932    148,136

Available for future grant        22,000  1,059,220  2,234,340


      A summary of the status of the Plan for the years ended December 31, 1997, 1998 and 1999 follows:


                               December 31,   December 31,    December 31,
                                   1997           1998            1999
                                      Weight          Weight         Weight
                                        ed              ed             ed
                                      Averag          Averag         Averag
                              Shares    e     Shares    e    Shares    e
                                      Exerci          Exerci         Exerci
                                        se              se             se
                                      Price           Price          Price

Outstanding at the beginning
of the year                   935,102  $5.31  1,965,3  $8.38 2,687,5 $10.48
                                                   92             66
Granted                        1,180,9  10.59  1,223,0  23.47 973,016  35.21
                                   40              45
Exercised                      (95,941   5.25  (323,93   6.56 (437,38  15.18
                                    )              9)             0)
Cancelled                      (54,709   8.15  (176,93  10.19 (148,13  27.29
                                    )              2)             6)

Outstanding at the end of the  1,965,3   8.38  2,687,5  10.48 3,075,0  21.34
year                               92              66             66


Exercisable at the end of the  222,525  $5.33  621,469  $8.69 1,141,3 $11.83
year                                                              70

Weighted average fair value of
options granted                        $8.66          $23.47         $22.66


      The following table summarizes information about stock options outstanding at December 31, 1999.


                        Weighted    Weight           Weight
 Range of                Average      ed               ed
 Exercise    Options    Remaining   Averag  Options  Averag
  Prices    Outstandi  Contractual    e    Exercisab    e
               ng         life      Exerci    le     Exerci
                                      se               se
                                    Price             Price

$5.28-$6.69   446,758      6.4       $5.35   446,758   $5.35
  $8.73-      720,824      7.3       10.57   397,580   10.56
  $13.05
  $15.90-     856,216      8.3       22.53   243,208   22.34
  $22.80
  $24.00-   1,051,268      9.3       34.54    53,824   27.57
  $35.25

            3,075,066      8.1       21.34 1,141,370   11.83



       The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, the expected impact on the Company's financial statements is included in this expanded footnote disclosure.





      Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income and earnings per share amounts as follows for the years ended December 31, 1997, 1998 and 1999 (amounts in thousands, except for per share data):


                                           December 31,
                                        1997   1998   1999

Additional compensation expense          $3,11  $8,36  $16,0
                                            2      0     71
Pro forma net income                     17,08  21,67  12,32
                                            3      7      8
Pro forma earnings per share:
         Basic                                $0.56  $0.57  $0.37
         Diluted                              $0.55  $0.56  $0.36



      These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                  December 31,
                                              1997    1998     1999

Risk free interest rate                          5.4%    4.9%     5.5%
Expected life                                      10     8.8       10
                                               years   years    Years
Expected stock price volatility                   77%     67%      44%
Expected dividend yield                          None    None     None



10.  Operating Segments

     The Company has two business segments, retail operations and wholesale distribution. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. The Company's Bargain Wholesale division sells the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

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

      The Company accounts for inter-segment transfer at cost through its inventory accounts.

      The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States.





      Reportable segment information for the years ended December 31, 1997, 1998 and 1999 follows (in 000's).

                                   Retail  Wholesale     Total
            1997
            Net sales            $186,024    $44,831  $230,855
            Gross Margin           75,211      8,847    84,058

            1998
            Net sales            $238,868    $53,202  $292,070
            Gross Margin           99,021     10,005   109,026

            1999
            Net sales            $312,306    $47,652  $359,958
            Gross Margin          130,317     11,145   141,462



11.  401(k) Plan

      In 1998 the Company adopted a 401(k) Plan (the Plan). All full time employees are eligible to participate in the Plan after 3 months of service. The Company has the option to match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the year ended December 31, 1999, no matching discretionary contributions were made.

12.   Discontinued Operations

      On March 4, 2000, the Board of Directors approved the disposition of the entire operations of Universal International, Inc., which comprises the retail operations of Odds-n-Ends, Inc. and Only Deals, Inc.

     The net losses of these operations for all periods are included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $31,107 in 1998 and $83,264 in 1999. The carrying value of the assets at December 31, 1999 was $26,928, which is net of a $9,000 provision for loss on disposal.

      The provision for loss on discontinued operations reflected in the consolidated statement of income, includes the write-down of the assets of Universal operations to estimate net realizable values and the estimated cost of disposing these operations along with the estimated loss of $1,200 million through the estimated date of disposal, less the expected tax benefits of approximately $2,613 applicable thereto.

13.   Subsequent Events

      In  January  2000,  the  Company paid $1.4  million  to  acquire  the
remaining  minority  interest  of  Universal.  This  additional  cost   for
Universal has been considered in the Company's estimate of the net realizable value of the net assets of the discontinued operations as of December 31, 1999.

      In January 2000, the Company entered into a commitment to purchase an existing distribution facility for $7.0 million.







Item  9.  Changes in and Disagreements with Accountants on  Accounting  and
Financial        Disclosure

     None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding directors of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

          None.
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              99 CENTS ONLY STORES
                              By
                             :
                                             /s/ Andy Farina
                                         Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                  Date


                             Chairman of the Board and         March 28,
/S/ David Gold               Chief Executive Officer             2000

                             Senior Vice President of          March 28,
/S/ Howard Gold              Distribution and Director           2000

                             Senior Vice President of Real     March 28,
/S/ Jeff Gold                Estate and Information Systems      2000
                             and Director

                                                               March 28,
/S/ Eric Schiffer            President and Director              2000

                                                               March 28,
/S/ William Christy          Director                            2000

                                                               March 28,
/S/ Lawrence Glascott        Director                            2000

                                                               March 28,
/S/ Marvin L. Holen          Director                            2000

                                                               March 28,
/S/ Ben Schwartz             Director                            2000


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To 99 Cents Only Stores:

We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of 99 Cents Only Stores in this Form 10-K and have issued our report thereon dated March 7, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in item 14 and included on page 50 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Los Angeles, California
March 7, 2000

                              99 ONLY STORES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    For Each of the Three Years in the Period Ended December 31, 1999


                                 Beginni                            End
                                   ng    Additio  Reducti  Other    of
                                 of Year    n       on             Year
                                         (Amounts in Thousands)
For the year ended December 31,
1999:
   Allowance for doubtful accounts     $169              $29           $140
   Inventory reserves                 2,589            1,086          1,503
For the year ended December 31,
1998:
   Allowance for doubtful accounts      178        -       9        -   169
   Inventory reserves                 3,762        -   1,173        - 2,589
For the year ended December 31,
1997:
   Allowance for doubtful accounts      211        -      33        -   178
   Inventory reserves                $4,052        -    $290        - $3,76
                                                                       2



Exhibit Index



Exhib Exhibit Description
it
Numbe
r

  3.1 Amended and Restated Articles of Incorporation of the
      Registrant.(1)
  3.2 Amended and Restated Bylaws of the Registrant.(1)
  4.1 Specimen certificate evidencing Common Stock of the Registrant.(1)
 10.1 Form of Indemnification Agreement and Schedule of Indemnified
      Parties.(1)
 10.2 [Reserved]
 10.3 Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(1)
 10.4 1996 Stock Option Plan.(1)
 10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
 10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)
 10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)
 10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)
10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)
10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)
10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)
10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.15 Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)
10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, . California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)
10.10 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)
10.20 North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)
10.21 Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)
10.22 Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.23 Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.24 Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.25 Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
 11.1 Statements Regarding Computation of Per Share Earnings*
 21.1 Subsidiaries of the Registrant. Universal International Inc., Only Deals, Inc., Odd's-N-End's Inc.
 23.1 Consent of Arthur Andersen LLP.*
 27.1 Financial Data Schedule*






*    Filed herewith

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.

(2)  Incorporated by reference from the Company's Registration Statement on
Form  S-3  as         filed with the Securities and Exchange Commission  on
March 31, 1998.

















Exhibit 11.1

                           99 CENTS ONLY STORES
                   STATEMENTS REGARDING COMPUTATION OF
                            PER SHARE EARNINGS
              (Amounts in Thousands, Except Per Share Data)

                                                          December 31,
                                                       1997   1998   1999
Income from continuing operations                      $18,95 $26,49  $34,13
                                                           0      2       8
Income (loss) from discontinued operations, net             -    201  (3,167
                                                                          )
Loss from disposal of discontinued operation, net           -      -  (9,000
                                                                          )
   Net Income                                            $18,95 $26,69  $21,97
                                                           0      3       1
Common Stock:
   Shares outstanding from beginning of period           30,868 30,964  32,988
Pro-rata shares-stock issuance                               36  1,081     264

    Basic weighted average number of common shares        30,904 32,045  33,252
outstanding

   Common stock equivalents                                 356    706     733

    Diluted weighted average number of common shares      31,260 32,751  33,985
outstanding



Income from continuing operations:
   Basic                                                  $0.61  $0.82   $1.03
   Diluted                                                $0.61  $0.81   $1.00
Income (loss) from discontinued operation:
   Basic                                                      -  $0.01  ($0.10
                                                                          )
   Diluted                                                    -  $0.01  ($0.09
                                                                          )
Loss from disposal of discontinued operation:
   Basic                                                      -      -  ($0.27
                                                                          )
   Diluted                                                    -      -  ($0.26
                                                                          )
Net Income
   Basic                                                  $0.61  $0.83   $0.66
   Diluted                                                $0.61  $0.82   $0.65



























                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-26575, 333-80185 and 333-66729.




ARTHUR ANDERSEN LLP


Los Angeles, California
March 28, 2000












































EXHIBIT 27.1



[PERIOD-TYPE]                            12-MOS
[FISCAL-YEAR-END]                   DEC-31-1999
[PERIOD-START]                      JAN-01-1999
[PERIOD-END]                        DEC-31-1999
[CASH]                                    7,984
[SECURITIES]                             59,571
[RECEIVABLES]                             3,356
[ALLOWANCES]                              (140)
[INVENTORY]                              53,932
[CURRENT-ASSETS]                        122,368
[PP&E]                                   69,541
[DEPRECIATION]                         (20,119)
[TOTAL-ASSETS]                          224,015
[CURRENT-LIABILITIES]                    16,731
[BONDS]                                       0
[PREFERRED-MANDATORY]                         0
[PREFERRED]                                   0
[COMMON]                                116,775
[OTHER-SE]                               78,765 <FN 1>
[TOTAL-LIABILITY-AND-EQUITY]            224,015
[SALES]                                 359,958
<TOTAL-REVENUE>                         359,958
[CGS]                                   218,496
[TOTAL-COSTS]                            80,089
[OTHER-EXPENSES]                              0
[LOSS-PROVISION]                              0
[INTEREST-EXPENSE]                        (746)
[INCOME-PRETAX]                          56,505
[INCOME-TAX]                             22,367
[INCOME-CONTINUING]                      34,138
[DISCONTINUED]                          (3,167)
[EXTRAORDINARY]                         (9,000)
[CHANGES]                                     0
[NET-INCOME]                             21,971
[EPS-BASIC]                              0.66
[EPS-DILUTED]                              0.65
[FN]
<FN1> Retained Earnings