Form 10-Q
period 2000-03-31
99 CENTS ONLY STORE
filed 2000-05-01
CIK 1011290

17




                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended March 31, 2000

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

                                   NONE
     Former name, address and fiscal year, if change since last report


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. x


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, No Par Value, 33,589,210 Shares as of May 1, 2000






PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                     March 31,   December
                                                                    31,
                                                         2000       1999
                                                      (Unaudited
                                                              )
CURRENT ASSETS:
   Cash                                                       $371      $7,984
   Short-term investments                                   49,628      50,971
   Accounts receivable, net of allowance for doubtful
accounts of $134 and $140 as of March 31, 2000 and
December 31, 1999, respectively                           3,603       3,356
   Income tax receivable                                         -       4,674
   Inventories                                              55,651      53,932
   Other                                                     1,798       1,451

     Total current assets                                   111,051     122,368

PROPERTY AND EQUIPMENT, at cost:
   Land                                                     15,329      11,060
   Building and improvement                                 15,722      12,876
   Leasehold improvements                                   27,189      23,786
   Fixtures and equipment                                   15,975      14,718
   Transportation equipment                                  1,635       1,635
   Construction in progress                                  9,468       5,466

                                                          85,318      69,541
   Less-Accumulated depreciation and amortization         (22,024)    (20,119)

                                                          63,294      49,422

OTHER ASSETS:
   Deferred income taxes                                    11,318      11,318
   Long term investments in marketable securities            3,572       8,600
   Deposits                                                    214         214
   Net assets of discontinued operation.                    36,085      26,928
   Other                                                     4,955       5,165

                                                          56,144      52,225

                                                        $230,489    $224,015



The accompanying notes are an integral part of these consolidated balance sheets.








                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     March 31,   December
                                                                    31,
                                                         2000       1999
                                                      (Unaudited
                                                              )
CURRENT LIABILITIES:
Current portion of capital lease obligation                $10,576     $10,601
  Accounts payable                                           7,859       9,010
  Accrued expenses:
      Payroll and payroll-related                               724       1,967
      Sales tax                                               1,699       2,429
      Other                                                     571         421
   Workers compensation                                      2,201       2,095

    Total current liabilities                             23,630      26,523

LONG-TERM LIABILITIES:
   Deferred rent                                             2,002       1,952

                                                           2,002       1,952


COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none                                    -           -
     Common stock, no par value
     Authorized-40,000,000 shares
     Issued and outstanding 33,482,771 at March 31, 2000
and 33,425,232 at December 31, 1999                     118,081     116,775
   Retained earnings                                        86,776      78,765

                                                         204,857     195,540

                                                        $230,489    $224,015




The accompanying notes are an integral part of these consolidated balance sheets.

                           99 CENTS ONLY STORES
                     CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (Amounts In Thousands, Except Per Share Data)

                                          Three months
                                         ended March 31,

                                           2000     1999
NET SALES:
  99 Cents Only Stores                      $87,563  $64,633
  Bargain Wholesale                          13,239   11,094

                                          100,802   75,727
COST OF SALES                              61,300   46,120

   Gross profit                              39,502   29,607

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
   Operating expenses                        24,875   17,503
   Depreciation and amortization              1,905    1,394

                                           26,780   18,897

    Operating income                          12,722   10,710

OTHER (INCOME) EXPENSE:
   Interest income                            (718)    (513)
   Interest expense                             185      187
                                              (533)    (326)

  Income from continuing operations before
provisions for income taxes               13,255   11,036
PROVISION FOR INCOME TAXES                    5,244    4,365

  Income from continuing operations          $8,011   $6,671

  Loss from discontinued operation                -    (373)
NET INCOME                                   $8,011   $6,298
EARNINGS PER COMMON SHARE FROM
CONTINUING OPERATIONS:
   Basic                                      $0.24    $0.20
   Diluted                                    $0.24    $0.20
LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATION:
   Basic                                          -  ($0.01)
   Diluted                                        -  ($0.01)
NET EARNINGS PER COMMON SHARE:
   Basic                                      $0.24    $0.19
   Diluted                                    $0.24    $0.19
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic                                     33,403   33,001
   Diluted                                   34,009   33,949


The accompanying notes are an integral part of these consolidated financial statements.
                           99 CENTS ONLY STORES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (Amounts in Thousands)

                                              Three months ended
                                                   March 31,

                                                 2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $8,011    $6,298
   Adjustment to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    1,905     1,318
     Benefit for deferred income taxes                4,674       141
   Changes in assets and liabilities associated
with operating activities:
     Accounts receivable                              (247)     (986)
     Inventories                                    (1,719)     1,376
     Other assets                                     (137)     (292)
     Accounts payable                               (1,151)   (3,621)
     Accrued expenses                               (1,948)   (1,487)
     Worker's compensation                              106      (76)
     Income taxes                                       124     3,713
     Deferred rent                                       50        22
     Accrued interest                                   172       161

         Net cash provided by operating activities      9,840     6,567

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (15,777)   (3,876)
   Purchases of short-term investments               6,372     (570)
   Net asset of discontinued operations.           (9,157)   (4,598)

         Net cash used in investing activities       (18,562)   (9,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation              (197)     (184)
   Proceeds from exercise of stock options           1,306       395

         Net cash provided (used in) financing          1,109       211
activities

NET INCREASE (DECREASE) IN CASH                  (7,613)   (2,266)
CASH, beginning of period                          7,984     2,699

CASH, end of period                                 $371      $433




The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read, in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Form 10-K filed March 29, 2000. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Concentration of Operations

      The Company's 99 Cents Only Stores are primarily located in Southern California except for two 99 Cents Only Stores, which are located in Las Vegas, Nevada. The Company's current retail expansion plans for the 99 Cents Only Stores anticipates that planned new stores will be primarily located in this general geographic region. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in Southern California.

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

      The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999. (amounts in thousands):

                                           3 Months Ended
                                              March 31,
                                               2000    1999
Weighted average number of common shares
outstanding-Basic.........................  33,403  33,001
 ......
Dilutive effect of outstanding stock            606     948
options......
Weighted average number of common shares
outstanding-Diluted.......................  34,009  33,949
 ......


3. SHORT-TERM INVESTMENTS

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of March 31, 2000 and December 31, 1999, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):


                                          (Unaudited)
                            Maturity                      Maturity


                      March  Within 1    1 year  Dec. 31, Within 1    1 year
                   31, 2000      year   or more      1999     year   or more
Federal              $1,496    $1,496        $-    $1,500                 $-
Bonds........                                               $1,500
Municipal            11,367     7,795     3,572    16,421    9,981     6,440
Bonds......
Corporate                 -         -         -     1,560        -     1,560
Securities.
Commercial           40,337    40,337         -    40,090   39,490       600
Paper.....
                    $53,200   $49,628    $3,572   $59,571  $50,971    $8,600


4. NEW AUTHORITATIVE PRONOUNCEMENTS

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.


5. OPERATING SEGMENTS

     The Company has two business segments, retail operations and wholesale distribution. The retail segment includes 99 Cents Only Stores retail stores. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. Bargain Wholesale sells the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

      The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The  Company accounts for inter-segment transfer at cost through  its
inventory  and  inter-company  accounts.  All  such  transfers  have   been
eliminated in consolidation.

     At March 31, 2000, the Company had no customers representing more than 4 percent of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.










Reportable segment information for the three months ended March 31, 2000, and 2000 follows (in thousands).


            Three Months Ended
            March 31,               Retail   Wholesale       Total

            2000
            Net                    $87,563     $13,239    $100,802
            sales.............
            Gross                   36,325       3,177      39,502
            Margin..........

            1999
            Net                    $64,633     $11,094     $75,727
            sales.............
            Gross                   27,053       2,554      29,607
            Margin..........


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of March 31, 2000, operated a chain of 86 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened ten, thirteen and eighteen stores in 1997, 1998 and 1999, respectively (ten, eleven and fourteen respectively, net of relocated stores). The Company opened eight new 99 Cents Only Stores in the first three months of 2000, seven in Southern California and one in Las Vegas, Nevada. The Company plans to open at least twelve additional 99 Cents Only Stores during the remainder of the year.

      Bargain Wholesale's growth over the three years ended December 31, 1999 and the first three months of 2000 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

Recent Developments

Universal International. The Company has determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with this revised growth strategy, the Company has decided to sell its Universal subsidiary. Universal operates a multi-price point variety chain, with 65 stores located in the Midwest, Texas and Upstate New York, under the trade names Only Deals and Odd's-N-End's. Among other factors, the Company also considered its successful opening of its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada. The success of the Las Vegas, Nevada store helps to prove that the 99 Cents Only Stores concept is portable to areas outside the State of California. As a result, the Company will focus greater management resources to expand more rapidly in Nevada and into Arizona.

     The Company has adopted a definitive plan to sell Universal and has engaged an investment-banking firm to evaluate and identify potential buyers  for  the Universal business. The Company expects to sell  Universal
within  one  year.  The  Company  has  $36.1  million  of  net  assets   of
discontinued business at March 31, 2000. The value of Universal's net assets at March 31, 2000 includes $31.1 million in inventory, net fixed assets of $7.9 million, $0.2 million of other assets offset by $3.1 million of accounts payable, accrued and other liabilities.

     The Company's estimated net loss on the disposal of Universal of $9.0 million, which includes the estimated net realizable value of the business, a $1.2 million loss from operations to the disposal date, and the estimated selling costs offset by a $2.6 million tax benefit. Universal's results of operations for the quarter ended March 31, 2000 have been included in the reserve for loss on disposal.

      The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to sell or otherwise dispose of the Universal operation on a timely basis, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vii) dependence on key personnel and control of the Company by existing shareholders and (viii) increased competition from new entrants into the deep-discount retail industry. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and in this Form 10Q.


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March  31,
1999

NET SALES: Net sales increased $25.1 million, or 33.1%, to $100.8 million in the 2000 period from $75.7 million in the 1999 period. Retail sales increased $22.9 million to $87.6 million in the 2000 period from $64.6 million in the 1999 period. The retail net sales increase was attributable to the net effect of eight new stores opened in 2000, the full quarter effect of 14 net new stores opened in 1999, and a 2.7% increase in comparable same store sales, despite the shift of Easter sales from first quarter in 1999 to the second quarter in 2000. Bargain Wholesale net sales were $13.2 million in the 2000 period and $11.1 million in the same period in 1999.
GROSS PROFIT: Gross profit increased approximately $9.9 million, or 33.4%, to $39.5 million in the 2000 period from $29.6 million in the 1999 period. The increase in gross profit was due to higher net sales and an increase in the gross profit margin to 39.2% in the 2000 period from 39.1% in the 1999 period. The slight increase in the gross profit margin is due to a higher proportion of retail net sales, which typically have a higher gross margin than wholesale sales and favorable merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $7.9 million, or 41.7%, to $26.8 million in the 2000 period from $18.9 million in 1999 period. As a percentage of net sales, total SG&A increased to 26.6% from 25.0% in 1999. This increase in the selling, general and administrative expenses is due to new store opening costs and spending for systems technology and infrastructure to support the recently expanded growth rate and expansion into new markets.

OPERATING INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, operating income increased $2.0 million, or 18.8%, to $12.7 million in 2000 from $10.7 million in 1999. Operating margin was 12.6% in 2000 versus 14.1% in 1999.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 2000 and 1999 was due to interest earned on short-term marketable securities. During 2000 and 1999, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended March 31, 2000, was $5.2 million compared to $4.4 million in 1999. The effective rate of the provision for income taxes was approximately 39.6% in 2000 and 1999.

NET INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, net income increased $1.7 million, or 27.2% to $8.0 million in 2000 from $6.3 million in the 1999 period. Net income as a percentage of sales is 8.0% in 2000 and 8.3% in 1999.

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

     As of March 31, 2000, the Company had purchased the land and buildings for eight of its 99 Cents Only Stores retail store locations and a distribution center in Minnesota for Universal. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

     Net cash provided by operations was $9.8 million and $6.6 million for the periods ended March 31, 2000 and March 31, 1999, respectively. In 2000, inventories increased $1.7 million and receivables increased $0.2 million. In 1999, inventories decreased $1.4 million and receivables increased $1.0 million. The Company's accounts payable decreased by $1.2 million in 2000. In 1999, accounts payable increased $3.6 million. Other assets increased $0.1 million in 2000 and $0.3 million in 1999.


     Net cash used in investing activities was $18.6 million in 2000, consisting of expenditures for property and equipment of $15.8 million (which represents $8.6 million for eight new 99 Cents Only Stores and a purchase of a $7.3 million distribution center in Minnesota for Universal), increases in the net asset of the discontinued operation of $9.2 million and offset by the redemption of $6.4 million in marketable securities. In 1999, the Company invested $9.4 million in capital expenditures. Cash proceeds from financing activities were $1.1 million in 2000. This included $0.2 million for payments on the capitalized warehouse lease offset by $1.3 million of proceeds from the exercise of stock options. In 1999 payments on capital lease obligations were $0.2 million and proceeds from the exercise of stock options were $0.4 million.

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The Company's cash needs for new store openings are expected to total approximately $17 million in 2000. Pre-opening expenses are not capitalized by the Company. The Company believes that its total capital expenditure requirements, including new store openings, existing store refurbishment and the exercise of the purchase option for the Company's current distribution facility, will increase to approximately $35 million in 2000. Capital expenditures in 2000 are currently expected to be incurred primarily for new store openings, improvements to existing stores, the purchase of distribution facilities and information systems. The Company believes that cash flow from operations will be sufficient to meet operating needs and capital spending requirements for at least the next twelve months.


Risk Factors

Inflation

      The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations. See also "We are vulnerable to uncertain economic factors and changes in the Minimum Wage" for a discussion of additional risks attendant to inflationary conditions.

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1997, 1998 and 1999, we opened ten, thirteen and eighteen of our 99 Cents Only Stores, respectively (ten, eleven and fourteen stores, respectively, net of relocated stores). As of March 31, 2000, we opened eight 99 Cents Only Stores and we expect to open at least twelve additional 99 Cents Only Stores in Southern California and Nevada during the remainder of the year. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

Our operations are mainly concentrated in Southern California

      All but two of our 99 Cents Only Stores are currently located in Southern California. The Company currently has two stores in Las Vegas, Nevada. In addition, our year 2000 retail expansion plans includes new stores in these regions and thereafter also in Arizona. As a result, our results of operations and financial condition depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued from 1995 through 1999. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

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

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1997, 1998 and 1999, we recorded net inventory of $43.1 million, $49.6 million and $53.9 million, respectively. As of March 31, 2000, net inventory is $55.7 million.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 12 of our 86, 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.0 million, $2.2 million and $1.9 million in 1997, 1998 and 1999, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold Family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

Anti-takeover Effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. In addition, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 15,425,737 shares of our voting stock. As a result, they have the ability to control all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2000, the Company had $53,200,000 in marketable securities maturing at various dates through July 2001. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment.


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
               None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          a.   EXHIBIT 27.1 Financial Data Schedule
            b. Current Report on Form 8-K filed on February 18, 2000 (Item #5 Reported).
            c. Current Report on Form 8-K filed on January 28, 2000 (Item #5 Reported).



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                            99 CENTS ONLY
STORES
Date: May 1, 2000                                        /s/ Andrew A.
Farina


                                                  Andrew A. Farina
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)

                                           EXHIBIT 27.1

                 99 Cents Only Stores
                Financial Data Schedule

This  Schedule  contains summary financial  information
extracted   from   99  Cents  Only  Stores'   Financial
Statements   and  is  qualified  in  its  entirety   by
reference to such financial statements.
                (amounts in thousands)
<PERIOD TYPE>                              3-mos
<FISCAL YEAR END>                   Dec. 31 2000
<PERIOD START>                      Jan. 01 2000
<PERIOD END>                       March 31,2000
[CASH]                                       371
[SECURITIES]                              53,200
[RECEIVABLES]                              3,603
[ALLOWANCES]                               (134)
[INVENTORY]                               55,650
<CURRENT ASSETS>                         111,051
[PP&E]                                    85,318
[DEPRECIATION]                          (22,024)
<TOTAL ASSETS>                           230,489
<CURRENT LIABILITIES>                     23,630
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 118,081
<OTHER SE>                                78,765 <FN1>
<TOTAL LIABILITY AND EQUITY>             230,489
[SALES]                                  100,802
<TOTAL REVENUE>                          100,802
[CGS]                                     61,300
<TOTAL COSTS>                             26,780
<OTHER EXPENSES>                               0
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           185
<INCOME PRE TAX>                          13,255
<INCOME TAX>                               5,244
<INCOME CONTINUING>                        8,011
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                               8,011
<EPS PRIMARY>                               0.24
<EPS DILUTED>                               0.24

<FN1> Retained Earnings