Form 10-Q
period 2000-06-30
99 CENTS ONLY STORE
filed 2000-07-26
CIK 1011290

1




                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended June 30, 2000

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

     Common Stock, No Par Value, 33,813,896 Shares as of June 30, 2000






PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                      June 30,   December
                                                                    31,
                                                         2000       1999
                                                      (Unaudited
                                                              )
CURRENT ASSETS:
   Cash                                                       $304      $7,984
   Short-term investments                                   61,246      50,971
   Accounts receivable, net of allowance for doubtful
accounts of $134 and $140 as of June 30, 2000 and
December 31, 1999, respectively                           3,622       3,356
   Income tax receivable                                     3,210       4,674
   Inventories                                              58,889      53,932
   Other                                                     2,265       1,451

     Total current assets                                   129,536     122,368

PROPERTY AND EQUIPMENT, at cost:
   Land                                                     16,438      11,060
   Building and improvement                                 16,461      12,876
   Leasehold improvements                                   29,092      23,786
   Fixtures and equipment                                   16,921      14,718
   Transportation equipment                                  1,635       1,635
   Construction in progress                                  7,520       5,466

                                                          88,067      69,541
   Less-Accumulated depreciation and amortization         (23,907)    (20,119)

                                                          64,160      49,422

OTHER ASSETS:
   Deferred income taxes                                    11,318      11,318
   Long term investments in marketable securities            1,634       8,600
   Deposits                                                    242         214
   Net assets of discontinued operation.                    34,448      26,928
   Other                                                     4,632       5,165

                                                          52,274      52,225

                                                        $245,970    $224,015



The accompanying notes are an integral part of these consolidated balance sheets.








                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                      June 30,   December
                                                                    31,
                                                         2000       1999
                                                      (Unaudited
                                                              )
CURRENT LIABILITIES:
Current portion of capital lease obligation                $10,551     $10,601
  Accounts payable                                           7,209       9,010
  Accrued expenses:
      Payroll and payroll-related                               840       1,967
      Sales tax                                                 914       2,429
      Other                                                     833         421
   Workers compensation                                      2,273       2,095

    Total current liabilities                             22,620      26,523


LONG-TERM LIABILITIES:
   Deferred rent                                             2,032       1,952

    Total Long-term liabilities                            2,032       1,952


COMMITMENTS AND CONTINGENCIES:                                 -           -

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none                                    -           -
     Common stock, no par value
     Authorized-100,000,000 shares
     Issued and outstanding 33,813,896 at June 30, 2000
and 33,425,232 at December 31, 1999                     125,458     116,775
   Retained earnings                                        95,860      78,765

                                                         221,318     195,540

                                                        $245,970    $224,015




The accompanying notes are an integral part of these consolidated balance sheets.

                           99 CENTS ONLY STORES
                     CONSOLIDATED STATEMENTS OF INCOME
    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
               (Amounts In Thousands, Except Per Share Data)
                                (Unaudited)

                                          Three months    Six months ended
                                         ended June 30,       June 30,

                                           2000     1999     2000     1999
NET SALES:
  99 Cents Only Stores                      $96,407  $69,827  $183,97  $134,46
                                                                 0        0
  Bargain Wholesale                          11,540   11,025   24,779   22,119

                                          107,947   80,852  208,749  156,579
COST OF SALES                              66,332   49,611  127,632   95,731

   Gross profit                              41,615   31,241   81,117   60,848

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
   Operating expenses                        25,124   18,368   49,996   35,871
   Depreciation and amortization              2,081    1,429    3,989    2,823

                                           27,205   19,797   53,985   38,694

    Operating income                          14,410   11,444   27,132   22,154

OTHER (INCOME) EXPENSE:
   Interest income                            (767)    (352)  (1,485)    (864)
   Interest expense                             185      187      370      373
                                              (582)    (165)  (1,115)    (491)

  Income from continuing operations before
provisions for income taxes               14,992   11,609   28,247   22,645
PROVISION FOR INCOME TAXES                    5,908    4,591   11,152    8,956

  Income from continuing operations           9,084    7,018   17,095   13,689

  Loss from discontinued operation                -    (170)        -    (543)
NET INCOME                                   $9,084   $6,848  $17,095  $13,146
EARNINGS PER COMMON SHARE FROM
CONTINUING OPERATIONS:
   Basic                                      $0.27    $0.21    $0.51    $0.41
   Diluted                                    $0.26    $0.21    $0.50    $0.40
LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATION:
   Basic                                          -  ($0.01)        -  ($0.01)
   Diluted                                        -  ($0.01)        -  ($0.01)
NET EARNINGS PER COMMON SHARE:
   Basic                                      $0.27    $0.20    $0.51    $0.40
   Diluted                                    $0.26    $0.20    $0.50    $0.39
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic                                     33,648   33,163   33,525   33,085
   Diluted                                   34,970   34,044   34,489   34,013


The accompanying notes are an integral part of these consolidated financial statements.
                           99 CENTS ONLY STORES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                          (Amounts in Thousands)

                                               Six months ended
                                                   June 30,

                                                 2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $17,095   $13,146
   Adjustment to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    3,989     2,823
     Benefit for deferred income taxes                    -       141
   Changes in assets and liabilities associated
with operating activities:
     Accounts receivable                              (266)   (1,461)
     Inventories                                    (4,957)   (2,578)
     Other assets                                     (309)     (992)
     Accounts payable                               (1,801)     2,268
     Accrued expenses                               (2,230)   (2,111)
     Worker's compensation                              178         7
     Income taxes                                     4,884     (638)
     Deferred rent                                       80        52

         Net cash provided by operating activities     16,663    10,657

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (18,727)   (8,156)
   Purchases of short-term investments             (3,309)   (1,493)
   Net asset of discontinued operations.           (7,520)   (6,262)

         Net cash used in investing activities       (29,556)  (15,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation               (50)      (46)
   Proceeds from exercise of stock options           5,263     4,170

         Net cash provided by financing activities      5,213     4,124

NET DECREASE IN CASH                             (7,680)   (1,130)
CASH, beginning of period                          7,984     2,699

CASH, end of period                                 $304    $1,569




The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Form 10-K filed March 29, 2000. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Concentration of Operations

      The Company's 99 Cents Only Stores are primarily located in Southern California except for two 99 Cents Only Stores, which are located in Las Vegas, Nevada. The Company's current retail expansion plans for the 99 Cents Only Stores anticipates that planned new stores will be primarily located in this general geographic region, as well as anticipated expansion into Arizona. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

      The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2000 and 1999 (amounts in thousands):

                                           3 Months Ended  6 Months Ended
                                              June 30,        June 30,
                                               2000    1999    2000    1999
Weighted average number of common shares
outstanding-Basic.........................  33,648  33,163  33,525  33,085
 ......
Dilutive effect of outstanding stock          1,322     881     964     928
options......
Weighted average number of common shares
outstanding-Diluted.......................  34,970  34,044  34,489  34,013
 ......


3. SHORT-TERM INVESTMENTS

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of June 30, 2000 and December 31, 1999, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):


                              (Unaudited)
                            Maturity                      Maturity


                   June 30,  Within 1    1 year  Dec. 31, Within 1    1 year
                       2000      year   or more      1999     year   or more
Federal                  $-        $-        $-    $1,500                 $-
Bonds........                                               $1,500
Municipal            23,089    21,455     1,634    16,421    9,981     6,440
Bonds......
Corporate               895       895         -     1,560        -     1,560
Securities.
Commercial           38,896    38,896         -    40,090   39,490       600
Paper.....
                    $62,880   $61,246    $1,634   $59,571  $50,971    $8,600


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

      At June 30, 2000, the Company had no customers representing more than 4 percent of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.










Reportable segment information for the three months ended June 30, 2000, and the six months ended June 30, 2000 follows (amounts in thousands).


            Three Months Ended
            June 30,                Retail   Wholesale       Total

            2000
            Net                    $96,407     $11,540    $107,947
            sales.............
            Gross                   39,161       2,454      41,615
            Margin..........

            1999
            Net                    $69,827     $11,025     $80,852
            sales.............
            Gross                   28,710       2,531      31,241
            Margin..........

            Six Months Ended
            June 30,                Retail   Wholesale       Total

            2000
            Net                   $183,970     $24,779    $208,749
            sales.............
            Gross                   75,485       5,632      81,117
            Margin..........

            1999
            Net                   $134,460     $22,119    $156,579
            sales.............
            Gross                   55,763       5,085      60,848
            Margin..........


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of June 30, 2000, operated a chain of 91 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened ten, thirteen and eighteen stores in 1997, 1998 and 1999, respectively (ten, eleven and fourteen respectively, net of relocated stores). The Company opened twelve new 99 Cents Only Stores in the first six months of 2000, eleven in Southern California and one in Las Vegas, Nevada. The Company plans to open at least eight additional 99 Cents Only Stores during the remainder of the year.

      Bargain Wholesale's growth over the three years ended December 31, 1999 and the first six months of 2000 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

Recent Developments

Universal International. The Company has determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with this revised growth strategy, the Company has decided to sell its Universal subsidiary. Universal operates a multi-price point variety chain, with 65 stores located in the Midwest, Texas and Upstate New York, under the trade names Only Deals and Odd's-N-End's. Among other factors, the Company also considered its successful opening of its first 99 Cents Only Store outside the state of California in Las Vegas, Nevada. The success of the Las Vegas, Nevada store helps to prove that the 99 Cents Only Stores concept is portable to areas outside the State of California. As a result, the Company will focus greater management resources to expand more rapidly in Nevada and into Arizona.

     The Company has adopted a definitive plan to sell Universal and has engaged an investment-banking firm to evaluate and identify potential buyers  for  the Universal business. The Company expects to sell  Universal within one year. The Company has $34.4 million of net assets of discontinued business at June 30, 2000. The value of Universal's net assets at June 30, 2000 includes $29.6 million in inventory, net fixed assets of $7.8 million,$3.8 million of working capital advances for inventory purchases and $3.0 million of other assets. This is offset by $3.3 million of accounts payable, accrued and other liabilities and $6.5 million of reserve for loss on disposition.

     The Company's estimated net loss on the disposal of Universal of $9.0 million is based on the net realizable value of the business, a $1.2 million loss from operations to the disposal date, and the estimated selling costs offset by a $2.6 million tax benefit. Universal's results of operations for the quarter ended June 30, 2000 have been included in the reserve for loss on disposal.

      The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the Company's ability to sell or otherwise dispose of the Universal operation on a timely basis, (iii) the orderly operation of the Company's receiving and distribution process, (iv) inflation, consumer confidence and other general economic factors, (v) the availability of adequate inventory and capital resources, (vi) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vii) dependence on key personnel and control of the Company by existing shareholders, (viii) increased competition from new entrants into the deep-discount retail industry and (ix) the Company's ability to open new stores and operate them profitably in new regions such as Nevada and Arizona. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and in this Form 10-Q.



Results of Operations

Three  Months Ended June 30, 2000 Compared to Three Months Ended  June  30,
1999

NET SALES: Net sales increased $27.1 million, or 33.5%, to $107.9 million in the 2000 period from $80.9 million in the 1999 period. Retail sales increased $26.6 million to $96.4 million in the 2000 period from $69.8 million in the 1999 period. The retail net sales increase was attributable to the net effect of twelve new stores opened in 2000, the full quarter effect of 14 net new stores opened in 1999, and a 5.3% increase in comparable same store sales. Bargain Wholesale net sales were $11.5 million in the 2000 period and $11.0 million in the same period in 1999.

GROSS PROFIT: Gross profit increased approximately $10.4 million, or 33.2%, to $41.6 million in the second quarter ended June 30, 2000 from $31.2 million in the 1999 period. The increase in gross profit was due to higher net sales. Overall gross profit margin was 38.6% in the 2000 period was the same as that in the 1999 period. Product category sales mix variations affected the gross profit margin between the retail and wholesale margins as well as merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $7.4 million, or 37.4%, to $27.2 million in the 2000 period from $19.8 million in the 1999 period. As a percentage of net sales, total SG&A increased to 25.2% from 24.4% in 1999. This increase in the selling, general and administrative expenses is due to new store opening costs and spending for systems technology and infrastructure to support the recently expanded growth rate and expansion into new markets.

OPERATING INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, operating income increased $3.0 million, or 25.9%, to $14.4 million in 2000 from $11.4 million in 1999. Operating margin was 13.4% in 2000 versus 14.2% in 1999.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 2000 and 1999 was due to interest earned on short-term marketable securities. During 2000 and 1999, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended June 30, 2000, was $5.9 million compared to $4.6 million in
1999. The effective rate of the provision for income taxes was approximately 39.4% in 2000 versus 39.5% 1999. This variance results from available tax credits and tax free interest income earned.

NET INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, net income increased $2.1 million, or 29.4% to $9.1 million in 2000 from $7.0 million in the 1999 period. Net income as a percentage of sales was 8.4% in 2000 and 8.7% in 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

NET SALES: Net sales increased $52.2 million, or 33.3%, to $208.7 million in the 2000 period from $156.6 million in the 1999 period. Retail sales increased $49.5 million to $184.0 million in the 2000 period from $134.5 million in the 1999 period. The retail net sales increase was attributable to the net effect of twelve new stores opened in 2000, the full six months effect of 14 net new stores opened in the first half of 1999, and a 4.1% increase in comparable same store sales for the six-month period. Bargain Wholesale net sales were $24.8 million in first six months of 2000 and $22.1 million for the same period in 1999.

GROSS PROFIT: Gross profit increased approximately $20.3 million, or 33.3%, to $81.1 million in the 2000 period from $60.8 million in the 1999 period. The increase in gross profit was due to higher net sales volume. The overall gross profit margin of 38.9% in the 2000 period was the same as that in the 1999 period. The year to date retail gross margin was 41.0% versus 41.5% in 1999. The change in the gross profit margin is due to sales mix and merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $15.3 million, or 39.5%, to $54.0 million in the 2000 period from $38.7 million in 1999 period. As a percentage of net sales, total SG&A increased to 25.9% from 24.7% in 1999. This increase in the selling, general and administrative expenses is due to new store opening costs and spending for systems technology and infrastructure to support the recently expanded growth rate and expansion into new markets.

OPERATING INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, operating income increased $5.0 million, or 22.5%, to $27.1 million in 2000 from $22.2 million in 1999. Operating margin was 13.0% in 2000 versus 14.2% in 1999.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 2000 and 1999 was due to interest earned on short-term marketable securities. During 2000 and 1999, the Company had no bank debt. Average interest rates earned on marketable securities has increased as has the average outstanding balance of marketable securities.

PROVISION FOR INCOME TAXES: The provision for income taxes for the six months ended June 30, 2000, was $11.2 million compared to $9.0 million in 1999. The effective rate of the provision for income taxes was approximately 39.5% in both 2000 and 1999.

NET INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, net income increased $3.4 million, or 24.9% to $17.1 million in 2000 from $13.7 million in the 1999 period. Net income as a percentage of sales was 8.2% in 2000 and 8.7% in 1999.

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

     As of June 30, 2000, the Company had purchased the land and buildings for eight of its 99 Cents Only Stores retail store locations and a distribution center in Minnesota for Universal. The Company may purchase other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

     Net cash provided by operations was $16.7 million and $10.7 million for the periods ended June 30, 2000 and June 30, 1999, respectively. In 2000, inventories increased $5.0 million and receivables increased $0.3 million. In 1999, inventories increased $2.6 million and receivables increased $1.5 million. The Company's accounts payable decreased by $1.8 million in 2000. In 1999, accounts payable increased $2.3 million. Other assets increased $0.3 million in 2000 and $1.0 million in 1999.



     Net cash used in investing activities was $29.6 million in 2000, consisting of expenditures for property and equipment of $18.7 million (which includes $8.4 million for twelve new 99 Cents Only Stores and a purchase of a $7.3 million distribution center in Minnesota for Universal), increases in the net asset of the discontinued operation of $7.5 million and an increase of $3.3 million in marketable securities. In 1999, the Company invested $8.2 million in capital expenditures and $1.5 million in marketable securities. The net assets of the discontinued business increased $6.3 million in 1999. Cash proceeds from financing activities were $5.2 million in 2000. This included $0.1 million for payments on the capitalized warehouse lease offset by $5.3 million of proceeds from the exercise of stock options. In 1999, proceeds from the exercise of stock options were $4.2 million.

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

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1997, 1998 and 1999, we opened ten, thirteen and eighteen 99 Cents Only Stores, respectively (ten, eleven and fourteen stores, respectively, net of relocated stores). As of June 30, 2000, we opened twelve 99 Cents Only Stores and we expect to open at least 8 additional 99 Cents Only Stores in Southern California and Nevada during the remainder of the year. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

Our operations are mainly concentrated in Southern California

      All but two of our 99 Cents Only Stores are currently located in Southern California. The Company currently has two stores in Las Vegas, Nevada. In addition, our year 2000 retail expansion plan includes new stores in these regions and thereafter also in Arizona. As a result, our results of operations and financial condition depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued from 1995 through 1999. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

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

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1997, 1998 and 1999, we recorded net inventory of $43.1 million, $49.6 million and $53.9 million, respectively. As of June 30, 2000, net inventory is $58.9 million.

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

      As a result, increases in federal and state minimum wage requirements significantly affect our business. In California, the minimum wage increased [in March 1997 from $4.75 to $5.00 per hour], in September 1997 from $5.00 to $5.15 per hour, in March 1998 to $5.75 per hour. The federal minimum wage increased in September 1997 to $5.15 per hour. In addition, the federal government or the state of California may, in the future, implement additional increases to the minimum wage. Since we provide consumers with merchandise at a 99 Cents price point, we typically cannot pass on to them any incremental costs. As a result, significant increases in the minimum wage requirements could impair our business.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 12 of our 91, 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.0 million, $2.2 million and $1.9 million in 1997, 1998 and 1999, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

We rely heavily on our management team

     Our success depends substantially on David Gold and Eric Schiffer, our Chief Executive Officer and President, respectively. We also rely on the continued service of our executive officers and other key management, particularly Helen Pipkin, our Senior Vice President of Wholesale Operations. We have not entered into employment agreements with any of our executive officers and we do not maintain key person life insurance on them. As we continue to grow, our success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and we may not be able to successfully attract, assimilate or retain sufficiently qualified candidates.

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



Anti-takeover Effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. In addition, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 15,421,993 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 2000, the Company had $62,900,000 in marketable securities maturing at various dates through October 2001. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment.


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company held its 2000 Annual Meeting of Stockholders on May 11, 2000. There were three matters submitted for a vote of the shareholders. The first matter was the election of eight directors to hold office for a one-year term. The second matter was an amendment to the 99 Cents Only Stores Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 40,000,000 shares to 100,000,000 shares. The third matter was to consider and act upon a shareholder proposal. The results of the voting for the directors were
29,930,361 shares voted for each of the directors and 220,087 shares against each of the directors. The results of the voting for the increase in the number of authorized shares was 28,055,883 for, 2,094,269 against and 296 abstain. The results of the voting for the shareholder proposal were 290,451 for 23,701,559 against 1,390,724 abstain and 4,767,714 unvoted.

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          a. EXHIBIT 3.1 Amendment to amended and restated Articles of Incorporation
          b.   EXHIBIT 27.1 Financial Data Schedule




                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                            99 CENTS ONLY
STORES
Date: July 25, 2000                                           /s/ Andrew A.
Farina


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
                (amounts in thousands)
<PERIOD TYPE>                              6-mos
<FISCAL YEAR END>                   Dec. 31 2000
<PERIOD START>                      Jan. 01 2000
<PERIOD END>                        June 30,2000
[CASH]                                       304
[SECURITIES]                              61,246
[RECEIVABLES]                              6,832
[ALLOWANCES]                               (134)
[INVENTORY]                               58,889
<CURRENT ASSETS>                         129,536
[PP&E]                                    88,067
[DEPRECIATION]                          (23,907)
<TOTAL ASSETS>                           245,970
<CURRENT LIABILITIES>                     22,620
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 125,458
<OTHER SE>                                95,860 <FN1>
<TOTAL LIABILITY AND EQUITY>             245,970
[SALES]                                  107,947
<TOTAL REVENUE>                          107,947
[CGS]                                     66,332
<TOTAL COSTS>                             27,205
<OTHER EXPENSES>                               0
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           185
<INCOME PRE TAX>                          14,992
<INCOME TAX>                               5,908
<INCOME CONTINUING>                        9,084
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                               9,084
<EPS PRIMARY>                               0.27
<EPS DILUTED>                               0.26

<FN1> Retained Earnings