Form 10-Q
period 2000-09-30
99 CENTS ONLY STORE
filed 2000-11-13
CIK 1011290

1




                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


(Mark One)

    x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended September 30, 2000

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

     Common Stock, No Par Value, 34,228,076 Shares as of October 25, 2000






PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                      September    December
                                                         30,         31,
                                                          2000        1999
                                                       (Unaudited)
CURRENT ASSETS:
   Cash                                                         $333     $7,984
   Short-term investments                                     66,978     50,971
   Accounts receivable, net of allowance for doubtful
accounts of $134 and $140 as of September 30, 2000
and December 31, 1999, respectively                         4,047      3,356
   Income tax receivable                                       7,710      4,674
   Inventories                                                64,080     53,932
   Other                                                       2,891      1,451

     Total current assets                                     146,038    122,368

PROPERTY AND EQUIPMENT, at cost:
   Land                                                       17,781     11,060
   Building and improvement                                   17,357     12,876
   Leasehold improvements                                     31,910     23,786
   Fixtures and equipment                                     17,799     14,718
   Transportation equipment                                    1,940      1,635
   Construction in progress                                    4,582      5,466

                                                            91,369     69,541
   Less-Accumulated depreciation and amortization           (26,164)   (20,119)

                                                            65,205     49,422

OTHER ASSETS:
   Deferred income taxes                                      11,318     11,318
   Long term investments in marketable securities              4,509      8,600
   Deposits                                                      308        214
   Net assets of discontinued operation.                      33,909     26,928
   Other                                                       5,013      5,165

                                                            55,057     52,225

                                                          $266,300   $224,015



The accompanying notes are an integral part of these consolidated balance sheets.








                           99 CENTS ONLY STORES
                        CONSOLIDATED BALANCE SHEETS
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                      September   December
                                                         30,        31,
                                                         2000        1999
                                                      (Unaudited)
CURRENT LIABILITIES:
Current portion of capital lease obligation                 $10,526    $10,601
  Accounts payable                                            7,626      9,010
  Accrued expenses:
      Payroll and payroll-related                                829      1,967
      Sales tax                                                1,872      2,429
      Other                                                      280        421
   Workers compensation                                       2,464      2,095

    Total current liabilities                              23,597     26,523


LONG-TERM LIABILITIES:
   Deferred rent                                              2,062      1,952

    Total Long-term liabilities                             2,062      1,952


COMMITMENTS AND CONTINGENCIES:                                  -          -

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none                                     -          -
     Common stock, no par value
     Authorized-100,000,000 shares
     Issued and outstanding 34,218,643 at September 30,
2000 and 33,425,232 at December 31, 1999                 137,256    116,775
   Retained earnings                                        103,385     78,765

                                                          240,641    195,540

                                                         $266,300   $224,015




The accompanying notes are an integral part of these consolidated balance sheets.

                           99 CENTS ONLY STORES
                     CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,  19
99
               (Amounts In Thousands, Except Per Share Data)
                                (Unaudited)

                                          Three months       Nine months
                                         ended September        ended
                                               30,          September 30,

                                           2000     1999     2000     1999
NET SALES:
  99 Cents Only Stores                      $98,096  $76,517  $282,06  $210,97
                                                                 6        7
  Bargain Wholesale                          11,336   12,202   36,115   34,320

                                          109,432   88,719  318,181  245,297
COST OF SALES                              66,992   53,374  194,624  149,106

   Gross profit                              42,440   35,345  123,557   96,191

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
   Operating expenses                        27,061   20,586   77,057   56,455
   Depreciation and amortization              2,206    1,566    6,195    4,389

                                           29,267   22,152   83,252   60,844

    Operating income                          13,173   13,193   40,305   35,347

OTHER (INCOME) EXPENSE:
   Interest income                          (1,158)    (450)  (2,643)  (1,314)
   Interest expense                             185      187      555      560
                                              (973)    (263)  (2,088)    (754)

  Income from continuing operations before
provisions for income taxes               14,146   13,456   42,393   36,101
PROVISION FOR INCOME TAXES                    5,571    5,349   16,723   14,306

  Income from continuing operations           8,575    8,107   25,670   21,795

  Income (loss) from discontinued           (1,050)       53  (1,050)    (489)
operation
NET INCOME                                   $7,525   $8,160  $24,620  $21,306
EARNINGS PER COMMON SHARE FROM
CONTINUING OPERATIONS:
   Basic                                      $0.25    $0.24    $0.76    $0.65
   Diluted                                    $0.25    $0.24    $0.74    $0.64
LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATION:
   Basic                                    ($0.03)        -  ($0.03)  ($0.01)
   Diluted                                  ($0.03)        -  ($0.03)  ($0.01)
NET EARNINGS PER COMMON SHARE:
   Basic                                      $0.22    $0.24    $0.73    $0.64
   Diluted                                    $0.22    $0.24    $0.71    $0.63
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic                                     34,034   33,396   33,709   33,197
   Diluted                                   34,793   34,005   34,490   33,956


The accompanying notes are an integral part of these consolidated financial statements.
                           99 CENTS ONLY STORES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Amounts in Thousands)

                                               Nine months ended
                                                 September 30,

                                                 2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $24,620   $21,306
   Adjustment to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    6,195     4,389
     Benefit for deferred income taxes                    -       141
     Loss from discontinued operations                1,050       489
     Tax Benefit from exercise of non qualified
     employee stock options                           8,059     3,739
     Other                                            (149)     (193)
   Changes in assets and liabilities associated
with operating activities:
     Accounts receivable                              (691)   (1,485)
     Inventories                                   (10,148)   (5,261)
     Other assets                                   (1,382)   (2,226)
     Accounts payable                               (1,384)     (971)
     Accrued expenses                               (1,836)   (1,241)
     Worker's compensation                              369   (1,238)
     Income taxes                                   (3,036)   (6,956)
     Deferred rent                                      110        82

Net cash provided by operating activities              21,777    10,575

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (21,828)  (11,176)
   Purchases of short-term investments            (11,916)   (3,467)
   Net asset of discontinued operations.           (8,031)   (6,993)

         Net cash used in investing activities       (41,775)  (21,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation               (75)      (69)
   Proceeds from exercise of stock options          12,422     8,745

         Net cash provided by financing activities     12,347     8,676

NET DECREASE IN CASH                             (7,651)   (2,385)
CASH, beginning of period                          7,984     2,699

CASH, end of period                                 $333      $314




The accompanying notes are an integral part of these consolidated financial statements.

                           99 CENTS ONLY STORES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Form 10-K filed March 29, 2000. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Concentration of Operations

      The Company's 99 Cents Only Stores are primarily located in Southern California except for two 99 Cents Only Stores, located in Las Vegas, Nevada. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in Southern California and Las Vegas, Nevada, as well as expansion into Arizona. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

2.  EARNINGS PER COMMON SHARE

      Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

      The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2000 and 1999 (amounts in thousands):

                                           3 Months Ended  9 Months Ended
                                            September 30,   September 30,
                                               2000    1999    2000    1999
Weighted average number of common shares
outstanding-Basic.........................  34,034  33,396  33,709  33,197
 ......
Dilutive effect of outstanding stock            759     609     781     759
options......
Weighted average number of common shares
outstanding-Diluted.......................  34,793  34,005  34,490  33,956
 ......


3. SHORT-TERM INVESTMENTS

      Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of September 30, 2000 and December 31, 1999, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):


                              (Unaudited)
                            Maturity                      Maturity


                    Sept.    Within 1   1 year  Dec. 31,  Within 1   1 year
                   30, 2000    year    or more    1999      year    or more
Federal                  $-        $-        $-    $1,500                 $-
Bonds........                                               $1,500
Municipal            43,324    38,815     4,509    16,421    9,981     6,440
Bonds......
Corporate             2,000     2,000         -     1,560        -     1,560
Securities.
Commercial           26,163    26,163         -    40,090   39,490       600
Paper.....
                    $71,487   $66,978    $4,509   $59,571  $50,971    $8,600


4. NEW AUTHORITATIVE PRONOUNCEMENTS

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB No. 101 must be adopted no later than the quarter ending December 31, 2000 with retroactive application effective January 1, 2000. Management does not expect that adoption of SAB No. 101 will have a material impact on the Company's revenue recognition, financial position or results of operations.

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

      At September 30, 2000, the Company had no customers representing more than 4 percent of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the three months and the nine months ended September 30, 2000 follows (amounts in thousands):


            Three Months Ended
            September 30,           Retail   Wholesale       Total

            2000
            Net                    $98,096     $11,336    $109,432
            sales.............
            Gross                   40,089       2,351      42,440
            margin..........

            1999
            Net                    $76,517     $12,202     $88,719
            sales.............
            Gross                   32,555       2,790      35,345
            margin..........

            Nine Months Ended
            September 30,           Retail   Wholesale       Total

            2000
            Net                   $282,066     $36,115    $318,181
            sales.............
            Gross                  115,573       7,984     123,557
            margin..........

            1999
            Net                   $210,977     $34,320    $245,297
            sales.............
            Gross                   88,315       7,876      96,191
            margin..........


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of September 30, 2000, operated a chain of 96 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened ten, thirteen and eighteen stores in 1997, 1998 and 1999, respectively (ten, eleven and fourteen respectively, net of relocated stores). The Company opened eighteen new 99 Cents Only Stores in the first nine months of 2000, seventeen in Southern California and one in Las Vegas, Nevada. The Company plans to open at least two additional 99 Cents Only Stores during the remainder of the year.

      Bargain Wholesale's growth over the three years ended December 31, 1999 and the first nine months of 2000 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.
      As part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

Recent Developments

     In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal subsidiary. Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors, the Company also considered its successful opening of its first 99 Cents Only Store outside the state of California, in Las Vegas, Nevada. Given the success to date of the Las Vegas, Nevada stores the Company believes that the 99 Cents Only Stores concept is portable to areas outside the state of California. As a result, the Company has focused greater management resources to increase its store growth rate and expand more rapidly in Nevada and into Arizona.

     The Company also adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000 it was decided by the board of directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to, Universal Deals, LLC, a limited liability company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The Gold's, plan to market and sell the business without a time constraint in an orderly fashion, either as a whole company, or in clusters of stores or by unit. The sale will be effective after the close of business on September 30, 2000. However, the closing will be subject to customary conditions, including expiration of the Hart-Scott-Rodino waiting period. The purchase price for Universal is equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or approximately $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets are offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction 99 Cents Only Stores will provide certain ongoing administrative services to Universal for a management fee. It is expected that 99 Cents Only Stores will be reimbursed for its full costs incurred with these services. As of September 30, 2000 the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999.

      The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, sale of Universal, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include: (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the orderly operation of the Company's receiving and distribution process,
(iii)  inflation,  consumer confidence and other general economic  factors,
(iv) the availability of adequate inventory and capital resources, (v) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vi) dependence on key personnel and control of the Company by existing shareholders, (vii) increased competition from new entrants into the deep-discount retail industry and (viii) the Company's ability to open new stores and operate them profitably in new regions such as Nevada and Arizona. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and in this Form 10-Q.


Results of Operations

Three  Months  Ended September 30, 2000 Compared to Three Months  September
30, 1999

NET SALES: Net sales increased $20.7 million, or 23.3%, to $109.4 million in the 2000 period from $88.7 million in the 1999 period. Retail sales increased $21.6 million to $98.1 million in the 2000 period from $76.5 million in the 1999 period. The retail net sales increase was primarily attributable to the net effect of eighteen new stores opened in 2000, the full quarter effect of 14 net new stores opened in 1999 and the 2.1% increase in same store sales. Bargain Wholesale net sales were $11.3 million in the 2000 period and $12.2 million in the same period in 1999.

GROSS PROFIT: Gross profit increased approximately $7.1 million, or 20.1%, to $42.4 million in the third quarter ended September 30, 2000 from $35.3 million in the 1999 period. The increase in gross profit was due to higher net sales. Overall gross profit margin was 38.8% in the third quarter of 2000 versus 39.8% in 1999. Gross margin was lower primarily as a result of product category mix factors and merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $7.1 million, or 32.1%, to $29.3 million in the 2000 period from $22.2 million in the 1999 period. As a percentage of net sales, total SG&A increased to 26.7% from 25.0% in 1999. This increase is primarily related to retail and distribution labor costs, associated with turnover and lack of availability of qualified employees to fill open positions and spending for systems technology and infrastructure to support the recently expanded store opening growth rate and expansion into new markets. The Company charged the discontinued operations for $0.4 million of labor, distribution and other direct costs associated with Universal.

OPERATING  INCOME  FROM CONTINUING OPERATIONS: As a  result  of  the  items discussed above, operating income was $13.2 million in 2000 and was approximately the same as in 1999. Operating margin was 12.0% in 2000 versus 14.9% in 1999.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 2000 and 1999 was due to interest earned on short-term marketable securities. During 2000 and 1999, the Company had no bank debt.

PROVISION FOR INCOME TAXES: The provision for income taxes for the three months ended September 30, 2000, was $5.6 million compared to $5.3 million in 1999. The effective rate of the provision for income taxes was approximately 39.4% in 2000 versus 39.8% in 1999. This variance results from available tax credits and tax-free interest income earned.

NET INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, net income increased $0.5 million to $8.6 million in 2000 from $8.1 million in the 1999 period. Net income as a percentage of sales was 7.8% in 2000 and 9.2% in 1999.

LOSS FROM DISCONTINED OPERATIONS: In the quarter ended September 30, 2000 the Company recorded an additional charge of approximately $1.1 million, net of $0.7 million tax benefit, related to the discontinued operations resulting primarily from operating losses in excess of that which had been provided for at December 31, 2000. Effective after the close of business on September 30, 2000, the Company sold the discontinued operations to an entity controlled by a related party. See "Recent Developments" above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

NET SALES: Net sales increased $72.9 million, or 29.7%, to $318.2 million in the 2000 period from $245.3 million in the 1999 period. Retail sales increased $71.1 million to $282.1 million in the 2000 period from $211.0 million in the 1999 period. The retail net sales increase was attributable to the net effect of eighteen new stores opened in 2000, the effect of a full nine months of 14 net new stores opened in the first half of 1999, and a 3.4% increase in comparable same store sales for the nine-month period. Bargain Wholesale net sales were $36.1 million in the first nine months of 2000 and $34.3 million for the same period in 1999.

GROSS PROFIT: Gross profit increased approximately $27.4 million, or 28.4%, to $123.6 million in the 2000 period from $96.2 million in the 1999 period. The increase in gross profit was due to higher net sales volume. The overall gross profit margin was 38.8% in the 2000 period as compared to 39.2% in the 1999 period. This variance is due primarily to merchandise cost factors and product mix variances. The year to date retail gross margin was 41.0% versus 41.9% in 1999. The change in the gross profit margin is due to sales mix and merchandise cost factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $22.4 million, or 36.8%, to $83.3 million in the 2000 period from $60.8 million in the 1999 period. As a percentage of net sales, total SG&A increased to 26.2% from 24.8% in 1999. This increase in selling, general and administrative expenses is due to new store opening costs and spending for systems technology and infrastructure to support the recently expanded growth rate for expansion into new markets. Also in this period the Company experienced additional labor costs the tight labor market and resulting employee turnover. The Company charged the discontinued operations $0.8 million of labor, distribution and other direct costs associated with Universal in the nine-month period ended September 30, 2000. The Company also incurred an additional $1.5 million of operating costs associated with the operation of Universal, which were not charged to the discontinued operations.

OPERATING INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, operating income increased $5.0 million, or 14.0%, to $40.3 million in 2000 from $35.3 million in 1999. Operating margin was 12.7% in 2000 versus 14.4% in 1999.

INTEREST INCOME (EXPENSE): Interest income (expense) relates to interest on the Company's capitalized leases, net of interest earned on the Company's cash balances and short-term and long-term investments. The change in net interest between 2000 and 1999 was due to interest earned on short-term marketable securities. During 2000 and 1999, the Company had no bank debt. Average interest rates earned on marketable securities have increased along with the average outstanding balance of marketable securities.

PROVISION FOR INCOME TAXES: The provision for income taxes for the nine months ended September 30, 2000, was $16.7 million compared to $14.3 million in 1999. The effective rate of the provision for income taxes was approximately 39.4% in 2000 and 39.6% in 1999.

NET INCOME FROM CONTINUING OPERATIONS: As a result of the items discussed above, net income increased $3.9 million, or 17.8%, to $25.7 million in 2000 from $21.8 million in the 1999 period. Net income as a percentage of sales was 8.1% in 2000 and 8.9% in 1999.

LOSS FROM DISCONTINED OPERATIONS: In the nine months ended September 30, 2000 the Company recorded an additional charge of approximately $1.1 million net of tax benefit of $0.7 million, related to the discontinued operations resulting primarily from operating losses in excess of that which had been provided for at December 31, 1999. Effective after the close of business on September 30, 2000, the Company sold the discontinued operations to an entity controlled by a related party. See "Recent Developments" above.


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

     As of September 30, 2000, the Company owned the land and buildings for ten of its 99 Cents Only Stores retail store locations and a distribution center in Minnesota for Universal. The Company may acquire other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

     Net cash provided by operations was $21.8 million for the nine-month period ended September 30, 2000, inventories increased $10.1 million, trade receivables increased $0.7 million and taxes receivable increased $3.0 million. Other assets increased $1.4 million. The Company realized a tax benefit from the exercise of non-qualified employee stock options of $8.1 million. The Company's accounts payable and accruals for the nine months ended September 30, 2000 decreased by $1.4 million and $1.8 million respectively. In the nine months ended September 30, 1999 cash provided by operations was $10.6 million, inventories increased $5.3 million, trade receivables increased $1.5 million, taxes receivable increased $7.0 million and payables and accruals decreased $2.2 million.

     Net cash used in investing activities was $41.8 million in 2000, consisting of expenditures for property and equipment of $21.8 million (this includes $14.5 million for eighteen new 99 Cents Only Stores and a purchase of a $7.3 million distribution center in Minnesota for Universal), increases in the net asset of the discontinued operation of $8.0 million and an increase of $11.9 million in marketable securities. In 1999, the Company invested $11.2 million in capital expenditures and $3.5 million in marketable securities. The net assets of the discontinued business increased $7.0 million in 1999. Cash proceeds from financing activities were $12.3 million in 2000. This included $0.1 million for payments on the capitalized warehouse lease offset by $12.4 million of proceeds from the exercise of stock options. In 1999, proceeds from the exercise of stock options were $8.7 million.

     On September 30, 2000, the Company sold it's discontinued operation to an entity controlled by a related party for approximately $33.9 million (see "recent developments" above). Under the term of the sales agreement, the Company expects to receive cash payment for the discontinued operation no later than December 31, 2000.

      On November 2, 2000 the Company announced that the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. The shares may be purchased from time to time on the open market at prevailing prices or in privately negotiated transactions over a period ending on December 31, 2001. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions and other factors. The Company intends to use any repurchased shares in connection with its stock option plan. The Company plans to use existing cash to fund the repurchases.

      In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB No. 101 must be adopted no later than the quarter ending December 31, 2000 with retroactive application effective January 1, 2000. Management does not expect that adoption of SAB No. 101 will have a material impact on the Company's revenue recognition, financial position or results of operations.

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The Company's cash needs for new store openings are expected to total approximately $17 million in 2000. Pre-opening expenses are not capitalized by the Company. The Company believes that its total capital expenditure requirements, including new store openings, existing store refurbishment and the exercise of the purchase option for the Company's current distribution facility, will increase to approximately $35 million in 2000. Capital expenditures in 2000 are currently expected to be incurred primarily for new store openings, improvements to existing stores, the purchase of distribution facilities and information systems. The Company believes that cash flow from its operations will be sufficient to meet operating needs, capital spending requirements and its stock repurchase program for at least the next twelve months.

Risk Factors

Rider A

Risks Associated with Sale of Universal

       As discussed under "Recent Developments", the Company has entered into a letter of intent to sell its Universal International subsidiary to a limited liability company owned by Dave and Sherry Gold, two of the Company's largest stockholders. In addition Dave Gold is the Company's Chief Executive Officer and Chairman of the Board of Directors. The closing of the sale is subject to customary conditions to closing, including the negotiation and execution of definitive agreements, and the approval of the Boards of Universal, the Company and the buyer. The sale is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. as amended.

       It is expected that if the sale of Universal is not consummated for any reason, the Company's current management, under the direction of the Board of Directors, will continue to manage Universal. Currently, the Company is not considering any other alternatives to the sale of Universal. Inflation

      The Company's ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond the Company's control, including inflation. Inflation could have a material adverse effect on the Company's business and results of operations, especially given the constraints on the Company to pass on any incremental costs due to price increases or other factors. The Company believes that it will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing its selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require the Company to abandon its single price point of 99 cents per item, which could have a material adverse effect on the Company's business and results of operations. See also "We are vulnerable to uncertain economic factors and changes in the minimum wage" for a discussion of additional risks attendant to inflationary conditions.

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1997, 1998 and 1999, we opened ten, thirteen and eighteen 99 Cents Only Stores, respectively (ten, eleven and fourteen stores, respectively, net of relocated stores). As of September 30, 2000, we opened eighteen 99 Cents Only Stores and we expect to open at least 2 additional 99 Cents Only Stores in Southern California during the remainder of the year. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

Our operations are mainly concentrated in Southern California

      All but two of our 99 Cents Only Stores are currently located in Southern California. The Company currently has two stores in Las Vegas, Nevada. In addition, our year 2001 retail expansion plan includes new stores in these regions and thereafter also in Arizona. Accordingly, our results of operations and financial condition depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued from
1995. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

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

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1997, 1998 and 1999, we recorded net inventory of $43.1 million, $49.6 million and $53.9 million, respectively. As of September 30, 2000, net inventory was $64.1 million.

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

      Increases in federal and state minimum wage requirements could significantly affect our business. Because we provide consumers with merchandise at a 99 Cents price point, we typically cannot pass on to them any incremental costs. As a result, significant increases in the minimum wage requirements could impair our business.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 12 of our 96, 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.0 million, $2.2 million and $1.9 million in 1997, 1998 and 1999, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.


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

      In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

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

Anti-takeover effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 15,421,993 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2000, the Company had $71.5 million in marketable securities maturing at various dates through August 2002. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment.


PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
               None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          a.   EXHIBIT 27.1 Financial Data Schedule
            b. Report on Form 8-K filed on November 3, 2000, item 5 reported.



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                            99 CENTS ONLY
STORES
Date: November 10, 2000                                       /s/ Andrew A.
Farina


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
                (amounts in thousands)
<PERIOD TYPE>                              9-mos
<FISCAL YEAR END>                   Dec. 31 2000
<PERIOD START>                      Jan. 01 2000
<PERIOD END>                       Sept. 30,2000
[CASH]                                       333
[SECURITIES]                              66,978
[RECEIVABLES]                              4,047
[ALLOWANCES]                               (134)
[INVENTORY]                               64,080
<CURRENT ASSETS>                         146,038
[PP&E]                                    91,369
[DEPRECIATION]                          (26,164)
<TOTAL ASSETS>                           266,300
<CURRENT LIABILITIES>                     23,597
[BONDS]                                        0
<PREFERRED MANDATORY>                          0
[PREFERRED]                                    0
[COMMON]                                 137,256
<OTHER SE>                               103,385 <FN1>
<TOTAL LIABILITY AND EQUITY>             266,300
[SALES]                                  318,181
<TOTAL REVENUE>                          318,181
[CGS]                                    194,624
<TOTAL COSTS>                             83,252
<OTHER EXPENSES>                               0
<LOSS PROVISION>                               0
<INTEREST EXPENSE>                           555
<INCOME PRE TAX>                          42,393
<INCOME TAX>                              16,723
<INCOME CONTINUING>                       25,670
[DISCONTINUED]
                                         (1,050)
[EXTRAORDINARY]                                0
[CHANGES]                                      0
<NET INCOME>                              24,620
<EPS PRIMARY>                               0.73
<EPS DILUTED>                               0.71

<FN1> Retained Earnings