Form 10-K
period 2000-12-31
99 CENTS ONLY STORE
filed 2001-03-23
CIK 1011290

1



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 2000
                                    Or
    o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 1-11735

                           99 CENTS ONLY STORES

          (Exact name of registrant as specified in its charter)

            California                      95-2411605
   (State or other Jurisdiction          (I.R.S. Employer
of Incorporation or Organization)      Identification No.)
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes x No o

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

      The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 21, 2001 was $1,180,554,066 based on a $22.96 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
     Common Stock, No Par Value, 51,417,860 Shares as of March 21, 2001

      Portions  of  Part  III  of  this report have  been  incorporated  by
reference   from  the  Company's  Proxy  Statement  for  the  2001   Annual
Shareholders meeting.



                           99 CENTS ONLY STORES
                            Table of Contents



                                                                      Pag
                                                                       e
                                 Part I
Item 1. Business                                                         2
Item 2. Properties                                                      12
Item 3. Legal Proceedings                                               13
Item 4. Submission of Matters to a Vote of Security Holders             13
                                 Part II
Item 5. Market for Registrant's Common Stock and Related Stockholder    14
       Matters
Item 6. Selected Financial Data                                         15
Item 7. Management's Discussion and Analysis of Financial Condition 17 and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk      30
Item 8. Financial Statements and Supplementary Data                     31
Item 9. Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                        47
                                Part III
Item 10.Directors and Executive Officers of the Registrant              47
Item 11.Executive Compensation                                          47
Item 12.Security Ownership of Certain Beneficial Owners and             47
       Management
Item 13.Certain Relationships and Related Transactions                  47
                                 Part IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form     47
       8-K


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

       This  Report  contains  statements that constitute  "forward-looking statements"  within  the meaning of Section 21E of  the  Exchange  Act  and
Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores (the "Company"), its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.
                                  PART I

Item 1. Business

      99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 2000, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. The Company provides customers significant value on their everyday household needs and an exciting shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well-maintained. The Company believes that its name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles. The Company believes its format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales. As of March 22, 2001, the Company operates 104 retail stores, 99 in Southern California, 2 in Central California and 3 in Las Vegas, Nevada. These stores have an average size of approximately 19,200 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $318, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $4.5 million for stores open the full year in 2000.

      The Company opened its first 99 Cents Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which is one of the fastest growing retail sectors in the United States. The Company significantly increased its rate of store expansion and its average size store, in conjunction with its initial public offering in May 1996, expanding its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 98 stores and 1,424,280 estimated saleable square feet at December 31, 2000, representing a compound annual growth rate ("CAGR") of 22% and 34%, respectively. The Company believes that its attractive store-level economics facilitates its expansion. Historically, the Company's 99 Cents Only Stores have been profitable within their first year of operation. In the first quarter of 2001, the Company opened seven stores and closed one and plans to open an additional 19 net new stores during the remainder of the year. The Company intends to continue its planned store expansion over the next several years at a targeted growth rate of approximately 25% per year. The Company estimates that the Southern and Central California market and the Clark County, Nevada market has the potential for over 199, 99 Cents Only Stores. The Company intends to expand into Arizona in 2001 and believes that the Arizona market has the potential for 35 stores.

      The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery store chains and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale represented 11.0% of the Company's net sales in 2000.

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

Focus on "Name-Brand" Consumables. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 Cents. During 2000, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.

Broad Selection of Regularly Available Merchandise. The Company's retail stores offer consumer items in each of the following staple product categories: food including frozen and deli items, beverages, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company ensures that its merchandise offering is complete by supplementing its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop the stores for their everyday household needs, leading to a high frequency of customer visits.

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

Complementary Bargain Wholesale Operations. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's wholesale division grew from $40.5 million in 1996 to $49.9 million in 2000, primarily due to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company maintains showrooms in New York City and Chicago to support its Bargain Wholesale operation.

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

Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The Company's 104 existing 99 Cents Only Stores average approximately 19,200 gross square feet. Since January 1, 1996, the Company has opened 69 new stores with an average of 20,500 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual net sales per store and operating income typically achieved by these stores.

Experienced Management Team and Depth of Employee Option Grants. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores that significantly contributes to the success of the Company and its operations. Accordingly, all members of management of the Company (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all employees with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 2000, the Company's employees (other than executive officers) held options to purchase an aggregate of 4,092,690 shares, or over 7.9% of the fully diluted shares of Common Stock outstanding.

Growth Strategy

      Management believes that future growth will primarily result from new store openings facilitated by the following:

The Western United States has Significant Potential for Growth. The Company's 99 Cents Only Stores are located primarily in Southern [and Central] California. By continuing to focus 99 Cents Only Store openings in Southern California for the immediate future, the Company can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company's growth strategy in Southern California will focus on opening locations in existing markets as well as expanding into markets adjacent to those currently served. The Company now operates eight 99 Cents Only Stores in San Diego County and three stores in Las Vegas, Nevada. The Company has plans to open at least 25 net new 99
Cents Only Stores in 2001. The 2001 store additions will be located in Southern and Central California and Las Vegas, Nevada. The Company intends to open its first store in the Phoenix Arizona area in 2001. The Company will have opened seven new stores in the first three months of 2001, net of one closure, six stores in California and one in Las Vegas, Nevada. The Company plans to open additional 19 net new stores during the remainder of 2001. The Company has secured sites for six additional store locations and has signed nine letters of intent to lease prospective store sites. Generally, the Company expects that at least 50% of the letters of intent will become store sites. The Company intends to continue its planned store expansion over the next several years at a targeted rate of approximately 25% per year. The Company estimates that the Southern and Central California market and the Clark County, Nevada area market have the potential for over 199, 99 Cents Only Stores. It also estimates that the Arizona market has the potential for 35 stores.

Portable Format Facilitates Geographic Expansion. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. In November 1999, the Company opened its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada and opened an additional store in Las
Vegas, Nevada in March of 2000. Both stores have performed above Company expectations and have consistently been two of the Company's top performing stores.

Acquisitions. The Company considers lease acquisition opportunities as they are presented to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable lease locations.

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

      The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Store operations (dollar amounts in thousands, except sales per square foot):

                                       Year Ended December 31,
                             1996      1997     1998     1999       2000


99 Cents Only Stores net
retail sales                $143,163 $186,024 $238,868  $312,306   $402,071
99 Cents Only Stores annual
net sales growth rate          17.3%    29.9%    28.4%     30.7%      28.7%
99 Cents Only Stores store
count at beginning of year        36       43       53        64         78
New stores                          8       10       13        18         20
Stores closed                    1(a)        -     2(a)      4(a)          -
Total store count at year          43       53       64        78         98
end
Average 99 Cents Only Stores
net sales per store open
the full year(b)              $3,667   $3,750   $4,147    $4,433     $4,487
Estimated saleable square
footage at year end for 99
Cents Only Stores            455,200  631,500  822,900  1,102,36  1,424,280
                                                               9
Average net sales per
estimated saleable square       $389     $354     $335      $332       $318
foot(b)
Change in comparable 99
Cents Only Stores net           2.8%     1.5%     4.3%      6.1%       2.0%
sales(c)
(a)  Stores closed due to relocation to a larger nearby site.

(b)  For stores open for the entire fiscal year for 99 Cents Only Stores.

(c) In 1996, 99 Cents Only Stores computed comparable net sales for stores open for two years. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the Company. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retails elsewhere from $1.19 to $9.99, for only 99 cents per item or group of items. Each store typically carries over five thousand different stock keeping units (SKU). The merchandise sold in the Company's stores primarily consists of a wide variety of basic consumer items such as food, including frozen and deli, beverages, health and beauty aids and household products (cleaning supplies, paper goods, etc.). The stores also carry house-wares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal, baby products and toys, giftware, pet products and clothing.

      While each of the Company's stores regularly carry a variety of basic household consumer items, the stores differ from typical discount retail stores in that they do not continuously stock complete lines of merchandise. Although a majority of the merchandise purchased by the Company is available for reorder, the mix of specific brands of merchandise frequently changes, depending upon the availability of close-out and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy in 1976, the Company has not experienced difficulty in obtaining name brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that continuously changing specific name-brands found in its stores from one week to the next encourages impulse and larger volume purchases, results in customers shopping more frequently and helps to create a sense of urgency, awareness and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific items that may be purchased by a single consumer.

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

Store Size, Layout and Locations. As of March 22, 2001, the Company had 104, 99 Cents Only Stores. The stores include 101 locations in Southern
[and Central] California, and 3 stores located in Las Vegas, Nevada. The stores average over 19,200 gross square feet. Since January 1, 1996, the Company has opened 69 new stores that average over 19,200 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores.

       The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores, a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The stores are located primarily in more densely populated, demographically diverse neighborhoods. The Company's 104 existing 99 Cents Only Stores are located in California and Nevada: 101 in seven counties in Southern [and Central] California and 3 in Las Vegas, Nevada.

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

      The Company leases 93 of its 104 99 Cents Only Stores retail locations. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year options. See "Item 2 Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through the efforts of the Company's real estate department. Most leases have renewal options ranging from three to ten years.

      As part of its strategy to expand retail operations, the Company has, at times, opened new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative effect on comparable stores net sales as some customers migrated from the existing store to the close-by larger new store. Except for 10 relocations to larger stores, the Company has never closed one of its 99 Cents Only Stores.

Store Management. Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs 20 district managers and two regional managers responsible for store operations. Each district manager is responsible for up to seven stores. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the two regional managers that report to the Company's Vice President of Retail Operations. District managers visit each store in their district at least twice a week and focus on the implementation of the Company's policies, operations and merchandising philosophy. District managers also help train store management and assist store management with scheduling. The Vice President of Retail Operations also supervises a cashier's training school located at the Company's corporate offices. Each merchandising supervisor and his crew (usually six to ten experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers are responsible for assessing their respective store's stocking needs and ordering accordingly.

Advertising. Advertising expenditures were $2.4 million, $2.4 million and $2.7 million for 1998, 1999 and 2000, respectively, or 0.8%, 0.7% and 0.6%
of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each and nine microwave ovens for 99 cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company also uses a direct mail campaign for new customers who are homeowners in more upscale neighborhoods. The Company believes the direct mail campaign has been successful in attracting new customers.

Bargain Wholesale

      In 2000, Bargain Wholesale sold merchandise to over 999 customers, including other wholesalers, small local retailers, large regional and national retailers and exporters. During 2000, no single customer accounted for more than 4.5% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

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

Purchasing

      The Company's purchasing department staff consists of thirteen buyers managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The Company's buyers purchase for 99 Cents Only Stores and Bargain Wholesale. The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

       The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 1.8% of the Company's total purchases in 2000. During 2000, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of four years.

      A significant portion of the merchandise purchased by the Company in 2000 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors that recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of closeout or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the
Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment,
(vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation along with its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

      In 2000, re-orderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

      The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation, which primarily purchases re-orderable merchandise. The Company imports products from various European, South American and Asian countries with the single largest supplier coming from Europe. Merchandise directly imported by the Company accounted for approximately 11% of total merchandise purchased in 2000. The Company primarily imports merchandise in product categories, which are not brand sensitive to consumers such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware.

Warehousing and Distribution

      The Company owns an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are located in this facility. The Company also leases an additional 80,000 square foot of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space. All of the three sites are located near downtown Los Angeles and have close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The main distribution facility has 129 dock doors available for receiving or shipping, over 25 dock levers and, new racking with over 10,000 pallet positions. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of 48 tractors and 75 trailers, which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically three times a week. Product is delivered to a store the day after the store places a scheduled order. Most of the merchandise is requested by the store in conjunction with the Company's buyers (i.e., ordered by the store manager) as opposed to being determined by the distribution center (i.e., sent by order of the Company's distribution personnel). The Company attempts to optimally utilize its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company believes that its current warehouse and distribution facilities will be able to support distribution to approximately 200 additional stores in Southern California. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs.

Information Systems

     The Company's business is currently supported by a standard accounting and financial reporting system utilizing a PC-based local area network
(LAN) and a separate IBM UNIX based in-house developed inventory control system. The Company's store ordering system was upgraded in 2000 utilizing a radio frequency hand held scanning device. This system also is a customized system and has improved the overall order processing turn around time as well as improving the inventory availability to the stores. This system is processed from a back office PC system at each retail location. The Company has installed a Wide Area Network (WAN) to improve voice and data communications among the stores, the warehouse and the administrative functions. The Company implemented a test of Point of Sale with barcode scanning (POS) at a single retail location in late 2000 and plans to expand this test to 5 locations and complete the POS test by the end of the second quarter of 2001.

      The Company's Information Systems staffing is comprised of 13 employees. The Company believes that its management information systems and inventory control systems along with the initiatives indicated above will be adequate to support the Company's current needs. The Company intends to continue to enhance its systems to support its future planned store growth and to take advantage of new proven technology.

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

Employees

      At December 31, 2000, the Company had 4,044 employees: 3,526 in its retail operation, 371 in its warehouse and distribution facility, 130 in its corporate offices and 17 in its wholesale division. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, 401(k) benefits to its full time employees and an executive deferred compensation plan. All members of management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all full-time employees, hired before January 1, 2001 receive an annual grant of stock options.

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

Environmental Matters

      Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 22, 2001 the Company leased 93 of its 104 existing stores and the Company owned its warehouse and distribution facilities (where its executive offices are located). The Company also owns a warehouse facility in Eagan, Minnesota that is currently leased to Universal International. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

Item 2. Properties

      As of March 22, 2001, the Company leased 93 of its 104 store locations. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold Family.

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

      The following table sets forth, as of March 22, 2001, information relating to the expiration dates of the Company's current retail stores leases:

Expiri Expirin  Expirin  Expiring
  ng      g        g       2006
 2001  2002-20  2004-20 and Beyond
          03      05

 7(a)     9       29        48


(a)  Includes two store leased on a month-to-month basis.

      The Company has purchased 11 locations, one opened in 1996, two in 1997, one in 1998, three in 1999, two in 2000, one in 2001 and one existing store. The Company may also purchase other locations in the future.

      As of March 22, 2001, the Company owned its main warehouse, distribution and executive office facility, located in the City of Commerce California. The Company had been leasing this facility since December 1993. At that time, the Company entered into a seven year, triple net lease agreement with a purchase option, which was accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty-four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. The Company exercised its option to purchase the building in December 2000 for $10.5 million. The Company funded the acquisition of this facility from its investments in marketable securities. The Company also leases an additional 80,000 square feet of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space which is also located in the vicinity.

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

Item 4. Submission of Matters to a Vote of Security Holders
     None.
                                 PART II

Item  5.  Market  for  Registrant's Common Equity and  Related  Stockholder
Matters

      The Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. The Common Stock was not publicly traded prior to the Company's initial public offering on May 23, 1996. All stock prices have been restated to reflect a three for two stock split effected in the form of stock dividend paid on March 20, 2001.

                                                       Price Range
                                                        High   Low

1999:
   First Quarter                                           $24.5 $19.8
                                                            9     7
   Second Quarter                                          25.09 20.50
   Third Quarter                                           25.46 17.21
   Fourth Quarter                                          19.13 12.59
2000:
   First Quarter                                           $26.1 $15.5
                                                            7     0
   Second Quarter                                          28.71 22.67
   Third Quarter                                           36.87 26.29
   Fourth Quarter                                          33.46 13.67
2001:
   First Quarter through March 21, 2001                    22.96 11.86

      The closing price as reported on March 21, 2001 on the New York Stock Exchange is set forth on the cover page of this Form 10-K. As of March 21, 2001, the Company had approximately 11,868 holders of the Common Stock including 489 shareholders of record.

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

Item 6. Selected Financial Data

      The following table sets forth, selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for each of the three years ended December 31, 1998, 1999, and 2000, and the balance sheet data as of December 31, 1999 and 2000 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The selected statements of operations data for the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from financial statements audited by Arthur Andersen LLP not included herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                       Year Ended December 31,
                              1996     1997      1998     1999     2000
                             (Amounts in thousands, except per share and
                                           operating data)
Statement of Operations Data:
Net sales:
   99 Cents Only Stores        $143,163  $186,024 $238,868 $312,306 $402,071
   Bargain Wholesale(g)          40,480    44,831   53,202   47,652   49,876


         Total                     183,643   230,855  292,070  359,958  451,947
Cost of sales                 120,922   146,797  183,044  218,496  275,395

Gross profit                   62,721    84,058  109,026  141,462  176,552
Selling, general and
administrative expenses:
   Operating expenses            37,683    49,850   62,424   80,089  107,981
   Depreciation and               2,009     2,989    4,506    5,927    8,666
amortization


         Total operating expenses   39,692    52,839   66,930   86,016  116,647


Operating income               23,029    31,219   42,096   55,446   59,905
Other (income) expense, net     (126)     (855)  (1,428)  (1,059)  (3,617)


Income from continuing
operations before provision
for income taxes              23,155    32,074   43,524   56,505   63,522
Provision for income
taxes(a):
   Pro forma                      9,453         -        -        -        -


   Historical                     2,418    13,124   17,032   22,367   24,664


Income from continuing
operations(a):                               -        -        -        -
   Pro forma                     13,702         -        -        -        -



   Historical                   $20,737   $18,950  $26,492  $34,138  $38,858



   Income (loss) from
discontinued operation net
of income tax provision of
$910 in 1998 and income tax
benefit of $2,111 and $700
in 1999 and 2000                   -         -      201  (3,167)  (1,050)
respectively
   Loss on disposal of
discontinued operation
including a provision of
$1,200 for operating losses
during phase-out period,
net of income benefit of           -         -        -  (9,000)        -
$2,613

Net Income                      $20,737   $18,950  $26,693  $21,971  $37,808

Earnings per common share
from     continuing
operations (a)(f):
     Pro forma-Basic              $0.34         -        -        -        -
     Pro forma-Diluted            $0.31         -        -        -        -
     Historical-Basic             $0.52     $0.41    $0.55    $0.68    $0.77
     Historical-Diluted           $0.47     $0.40    $0.54    $0.67    $0.75
Earnings (loss) per common
share   from discontinued
operations(f):
     Historical-Basic                 -         -    $0.01  ($0.06)  ($0.02)
     Historical-Diluted               -         -        -  ($0.06)  ($0.02)
Earnings (loss) per common
share   from disposal of
discontinued
operations(f):
     Historical-Basic                 -         -        -  ($0.18)        -
     Historical-Diluted               -         -        -  ($0.18)        -
Earnings per common share
(a)(f):
     Pro forma-Basic              $0.34         -        -        -        -
     Pro forma-Diluted            $0.31         -        -        -        -
     Historical-Basic             $0.52     $0.41    $0.56    $0.44    $0.75
     Historical-Diluted           $0.47     $0.40    $0.54    $0.43    $0.73
Weighted average number of
common shares outstanding:
     Pro forma-Basic             40,258         -        -        -        -
     Pro forma-Diluted (b)       43,998         -        -        -        -
     Historical-Basic            40,258    46,356   48,068   49,878   50,750
     Historical-Diluted          43,998    46,890   49,127   50,978   51,722

Company Operating Data:
Sales Growth
   99 Cents Only Stores           17.3%     29.9%    28.4%    30.7%    28.7%
   Bargain Wholesale(g)            33.4      10.7     18.7   (10.0)      4.7
   Total Company sales             20.2      25.7     26.5     23.2     25.6
Gross margin                     34.2      36.4     37.3     39.3     39.1
Operating margin                 12.5      13.5     14.4     15.4     13.3
Income from continuing
operations:
     Pro forma                      7.5         -        -        -        -
     Historical                    11.3       8.2      9.1      9.5      8.6

Retail Operating Data(c):
99 Cents Only Stores at end
of period                         43        53       64       78       98
Change in comparable stores
net sales (d)                   2.8%      1.5%     4.3%     6.1%     2.0%
Average net sales per store
open the full year            $3,667    $3,750   $4,147   $4,433   $4,487
Average net sales per
estimated saleable square       $389      $354     $335     $332     $318
foot(e)
Estimated saleable square
footage at year end          455,200   631,500  822,900 1,102,36 1,424,28
                                                               9        0


                                         As of December 31,
                              1996     1997      1998     1999     2000

Balance Sheet Data:
   Working capital              $58,822   $60,791  $81,439 $105,637 $166,779
   Total assets                  98,997   119,443  194,167  224,015  277,285
   Long-term debt                     -         -        -        -        -
   Capital lease obligation,
including current portion      9,366     8,709    8,005    7,251        -
   Total shareholders' equity    76,505    96,308  164,365  195,540  253,533


(a)      Prior  to  May 1, 1996 the Company was treated as an S corporation
  for federal and       state income tax purposes. The presentation for 1996
  reflects a pro forma provision    for income taxes as if the Company  had
  always  been  a C corporation, at an assumed      effective tax  rate  of
  41.0%, plus the effect of deferred taxes and tax credits.

(b)  Diluted  weighted  average common equivalent shares  in  1996  include
     1,362,000 shares to fund certain notes issued and dividends payable declared to then existing shareholders, in connection with the termination of the Company's status as an S corporation.

(c)  Includes retail operating data solely for the Company's 99 Cents  Only
     Stores.

(d) For the year 1996, change in comparable stores net sales compares net sales for stores open the entire two periods compared. Commencing in 1997, change in comparable stores net sales compares net sales for all stores open at least 15 months.
(e) Computed based upon estimated total saleable square footage of stores open for the entire period.

(f) All earnings per share amounts have been restated to reflect the adoption of SFAS No. 128, "Earnings per Share," effective December 15, 1997 and the three-for-two stock split distributed on March 20, 2001.

(g)   In 1998, Bargain Wholesale sales includes $12.0 million inter-company
sales               to Universal billed at cost.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following management's discussion and analysis should be read in connection with "Item 6. Selected Financial Data," and "Item 8. Financial Statements."

General

      The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 22, 2001, operated a chain of 104 deep-discount 99 Cents Only Stores. The Company's growth during the last three fiscal years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened thirteen, eighteen and twenty stores in 1998, 1999 and 2000, respectively (eleven, fourteen and twenty, respectively, net of relocated stores). The Company opened seven stores and closed (relocated) one through March 22, 2001 (4 stores in Southern, two in Central California and one in Las Vegas, Nevada). The Company plans to open an additional 19 net new stores during the remainder of the year, including stores in Phoenix, Arizona. The Company has secured sites for six additional store locations.

      Bargain Wholesale's growth over the three years ended December 31, 2000 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

      During the three years in the period from January 1, 1998 to December 31, 2000, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $335 per square foot to $318 per square foot. This trend reflects the Company's determination to target larger locations for new store development.
Existing stores average approximately 19,200 gross square feet. Since January 1, 1996, the Company has opened 69 new stores (including one relocation in 1996, two in 1998 and four in 1999) that average 20,500 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

     99 Cents Only Stores has increased its net sales, operating income and income from continuing operations in each of the last five years. In 2000 it had net sales of $451.9 million, operating income of $59.9 million and income from continuing operations of $38.9 million before a charge of $1.1 million from the discontinued operation, representing a 25.6%, 8.0% and 13.8% increase over 1999, respectively. From 1996 through 2000, the Company had a CAGR in net sales, operating income and income from continuing operations of 25.3%, 27.0% and 29.8%, respectively.

Recent Developments

     Universal International. In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal International, Inc. and Odd's-n-End's, Inc. subsidiaries (together "Universal"). Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors, the Company also considered its successful opening of its first 99 Cents Only Store outside the state of California, in Las Vegas, Nevada. Given the success to date of the Las Vegas, Nevada stores, the Company believes that the 99 Cents Only Stores concept is portable to areas outside the state of California. As a result, the Company has focused greater management resources to increase its store growth rate and expand more rapidly in Nevada and into Arizona.

     The Company also adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the board of directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The Gold's plan to market and sell the Universal business at a time they determined appropriate in an orderly fashion, either as a whole company, or in clusters of stores or by unit. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value, as is, of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores is providing certain ongoing administrative services to Universal pursuant to a services agreement for a management fee of 6% of Universal sales revenues. It is expected that 99 Cents Only Stores will be reimbursed for its full costs incurred with these services. During the fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company has received $1.3 million in management fees under the management agreement with Universal. The Company has also received $0.4 million in lease payments for rental of a distribution facility to Universal.

Results of Operations

      The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                          Years Ended December 31,
                                       1998         1999         2000
                                           (Amounts in thousands)

Net sales:

   99 Cents Only Stores                $238,8 81.8  $312,3 86.8  $402,0 89.0
                                        68    %      06    %      71    %
   Bargain Wholesale                   53,202 18.2  47,652 13.2  49,876 11.0

     Total                              292,07 100.  359,95 100.  451,94 100.
                                         0    0       8    0       7    0
Cost of sales                        183,04 62.7  218,49 60.7  275,39 60.9
                                         4            6            5

   Gross profit                        109,02 37.3  141,46 39.3  176,55 39.1
                                         6            2            2
Selling, general and administrative
expenses:
   Operating expenses                  62,424 21.4  80,089 22.3  107,98 23.9
                                                                   1
   Depreciation and amortization        4,506  1.5   5,927  1.6   8,666  1.9

     Total                              66,930 22.9  86,016 23.9  116,64 25.8
                                                                   7

Operating income                     42,096 14.4  55,446 15.4  59,905 13.3
Other (income) expense, net          (1,428 (0.5  (1,059 (0.3  (3,617 (0.8
                                         )    )       )    )       )    )

Income from continuing operations
before provision for income taxes   43,524 14.9  56,505 15.7  63,522 14.1
Provision for income taxes             17,032  5.8  22,367  6.2  24,664  5.5

Income from continuing operations      26,492  9.1  34,138  9.5  38,858  8.6

Income (loss) from discontinued
operation   net of income tax
provision of $910 in   1998, an
income tax benefit of $2,111           201  0.0  (3,167 (0.9  (1,050 (0.2
and $700 in 1999 and 2000                             )    )       )    )
respectively.
Loss from disposal of discontinued
operation including a provision of
$1,200  for operating losses
during the phase-out net of income
tax benefit of $2,613                    -    -  (9,000 (2.5       -    -
                                                      )    )
   Net Income                          $26,69 9.1%  $21,97 6.1%  $37,80 8.4%
                                         3            1            8


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales. Total net sales increased $92.0 million, or 25.6%, from $360.0 million in 1999 to $451.9 million in 2000. 99 Cents Only Stores net sales increased approximately $89.8 million, or 28.7%, from $312.3 million in 1999 to $402.1 million in 2000. Bargain Wholesale net sales increased approximately $2.2 million, or 4.7%, from $47.7 million in 1999 to $49.9 million in 2000. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 20 net new stores opened in 2000 and the full year effect of 18 stores opened in 1999. Comparable stores net sales increased 2.0% from 1999 to 2000. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets.

Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased approximately $35.1 million, or 24.8%, from $141.5 million in 1999 to $176.6 million in 2000. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 39.1% in 2000 versus 39.3% in 1999. This 0.2% variation results from product cost and mix factors.


Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $30.6 million, or 35.6%, from $86.0 million in 1999 to $116.6 million in 2000. The increase over 1999 is associated with year 2000 new store growth and the full year effect of 1999 new stores. SG&A increased as a percentage of net sales from 23.9% in 1999 to 25.8% in 2000. The increase in SG&A expenses is directly attributable to 20 net new store openings and to the additional field and corporate support staff hired to support the future new store growth and expansion outside of the state of California. Key staff positions were added in risk management, information systems, real estate, distribution, human resources and buying.

Operating income. Operating income increased $4.5 million, or 8.0%, from $55.4 million in the 1999 period to $59.9 million in 2000. Operating income as a percentage of net sales was 15.4% in 1999 to 13.3% in 2000 primarily due to the increase in the operating costs discussed above.

Other (income) expense. Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized warehouse lease. Interest expense was $0.7 million in 2000 and in 1999. The Company had no bank debt during 2000 or 1999. Interest income earned on the Company's marketable securities was $4.0 million in 2000 and $1.8 million in 1999. At December 31, 2000, the Company held $109.4 million in short-term investments and $2.9 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in 2000 is $0.4 million of income under a lease agreement with Universal for a distribution facility.

Provision for income taxes. The provision for income taxes in 2000 was $24.7 million, or 5.5% of net sales, compared to $22.4 million, or 6.2% of net sales, in 1999. The effective combined federal and state rates of the provision for income taxes were 38.8% and 39.6% in 2000 and 1999, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and welfare to work tax credits. See Note 4 of "Notes to Financial Statements."

Income from continuing operations. As a result of the items discussed above, net income from continuing operations increased $4.7 million, or 13.8%, from $34.1 million in 1999 to $39.0 million in 2000 before a charge of $1.1 million from the discontinued operation. Income from continuing operations as a percentage of net sales was 8.6% in 2000 and 9.5% in 1999.

Discontinued operations. The Board of Directors approved the sale of Universal for an amount equal to the carrying value of the Company's investment, $33.9 million, as of the close of business on September 30, 2000 (see "Recent Developments" above). The Company recorded an additional loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for Universal and Odd's-n-End's operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Total net sales increased $67.9 million, or 23.2%, from $292.1 million in 1998 to $360.0 million in 1999. 99 Cents Only Stores net sales increased approximately $73.4 million, or 30.7%, from $238.9 million in 1998 to $312.3 million in 1999. Bargain Wholesale net sales increased approximately $6.5 million, or 15.7%, from $41.2 million in 1998 (excluding the $12.0 million sales to Universal billed at cost in 1998) to $47.7 million in 1999. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 14 net new stores opened in 1999 and the full year effect of 11 stores opened in 1998. Comparable stores net sales increased 6.1% from 1998 to 1999. The net increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets. Offsetting these positive developments was the adverse effect of the slow-down in shipments to export brokers.

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

Operating income. Operating income increased $13.4 million, or 31.7%, from $42.1 million in the 1998 period to $55.4 million in 1999. Operating income increased as a percentage of net sales from 14.4% in 1998 to 15.4% in 1999 primarily due to the increase in gross margin as discussed above.

Other (income) expense. Other (income) expense relates to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized warehouse lease. The Company had no bank debt during 1999 and $2.2 million in 1998. Interest income earned on the Company's marketable securities was $1.8 million in 1999. At December 31, 1999, the Company held $51.0 million in short-term investments and $8.6 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity.

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

Discontinued operations. On March 4, 2000, the Board of Directors approved the disposition of the entire operations of Universal and Odd's-n-End's, which and Odd's-n-, which comprised the Odd's-N-End's and Only Deals retail stores. The net losses of these operations for all periods are included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $31.1 million in 1998 and $83.3 million in 1999. The carrying value of the assets at December 31, 1999, were $26.9 million, which is net of approximately $9.0 million in provision for loss on discontinued operations. The provision for loss on discontinued operations reflected in the consolidated statements of income includes the write-down of the assets of Universal to estimated net realizable values and the estimated costs of disposing of these operations along with the estimated net loss from operations of $1.2 million through the estimated date of disposal, less expected tax benefits of approximately $2.6 million applicable thereto.


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

      During 1998, 1999 and 2000, net cash provided by operations was $31.0 million, $26.0 million and $50.4 million, respectively. Net cash provided by operations reflects increases in inventories in the amount of $6.5 million, $4.3 million and $9.8 million during 1998, 1999 and 2000, respectively. During 1998, 1999 and 2000, net cash used in investing activities for purchases of property and equipment was $12.5 million, $18.0 million and $26.7 million, respectively. Included in the $26.7 million of capital expenditures for 2000 was a distribution facility for Universal purchased for $7.0 million. The facility is currently being leased to the purchaser of Universal. The Company believes the acquisition of the distribution facility was at a favorable purchase price relative to current market values and will be able to be resold for a gain. Also in 2000 the Company used $1.5 million to repurchase 97.1 thousand shares of its outstanding stock under its stock repurchase program. Under the Company's stock repurchase plan the Company may repurchase up to 2 million shares from time to time on the open market at prevailing prices or in privately negotiated transactions over a period ending on December 31, 2001. The Company plans to use existing cash to fund repurchases, which will be used in connection with its employee stock option plan. In addition the Company received $33.9 million for the sale of Universal. Cash used in investing activities for the purchase of short-term investments was $14.0 million, $13.0 and $52.7 million in 1998, 1999 and 2000 respectively.

      In 2000, net cash provided by financing activities was $5.7 million; these funds represented payments of capital lease obligations and the exercise of its option in December 2000, to purchase the Company's main warehouse and corporate office facility. The net cash payment included $7.3 million on the remaining lease obligation offset by proceeds from the exercise of non-qualified employee stock options of $13.0 million. In 1999, net cash provided by financing activities was $4.2 million; these funds represented payment for capital lease obligations and proceeds from exercise of non-qualified stock options. In 1998, net cash provided by financing activities was $29.0 million; these funds included the proceeds from secondary public offering of $27.2 million and proceed from exercise of non-qualified stock options offset by capital leased payment of $0.7 million.

      The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.6 million for self-insured workers compensation.

      The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The average investment per new store opened in 2000, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. The Company does not capitalize pre-opening expenses. The Company's cash needs for new store openings are expected to total approximately $16.5 million in 2001. The Company's total planned expenditures in 2001 for additions to fixtures and leasehold improvements of existing stores as well as for distribution expansion and replacement will be approximately $7.0 million. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $23.5 million in 2001. The Company believes that cash flow from operations will be sufficient to meet operating needs and capital spending requirements for at least the next twelve months.

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

     The following table sets forth certain unaudited results of operations for each quarter during 1999 and 2000 and such information as a percentage of net sales. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                    1st    2nd    3rd    4th    1st    2nd    3rd     4th
                   Quart  Quart  Quart Quarte  Quart  Quart  Quart  Quarte
                     er     er    er      r      er     er     er      r
                     Year Ended December 31,     Year Ended December 31,
                              1999                         2000
                                    (Amounts in thousands)
Net sales:
   99 Cents Only       $64,6  $69,8 $76,5  $101,3  $87,5  $96,4  $98,0  $120,0
Stores                 33     27    17      29     63     07     96      05
   Bargain Wholesale   11,09  11,02 12,20  13,332  13,23  11,54  11,33  13,761
                        4      5     1              9      0      6

     Total              75,72  80,85 88,71  114,66  100,8  107,9  109,4  133,76
                        7      2     8       1     02     47     32       6
Gross profit         29,60  31,24 35,34  45,270  39,50  41,61  42,44  52,995
                        7      1     4              2      5      0
Operating income     10,71  11,44 13,19  20,099  12,72  14,41  13,17  19,600
                        0      4     3              2      0      3
Income from
continuing
operations          6,671  7,018 8,107  12,342  8,011  9,084  8,575  13,188
Income (loss) from
discontinued
operations          (373)  (170)    53  (2,677      -      -  (1,05       -
                                             )                   0)
(Loss) on disposal
of discontinued
operations              -      -     -  (9,000      -      -      -       -
                                             )
Net Income           $6,29  $6,84 $8,16    $665  $8,01  $9,08  $7,52  $13,18
                        8      8     0              1      4      5       8


Earnings per common
share from
continuing
operations:
   Basic               $0.14  $0.14 $0.16   $0.24  $0.16  $0.18  $0.17   $0.26
   Diluted             $0.13  $0.14 $0.16   $0.24  $0.16  $0.17  $0.16   $0.26
Earnings (loss)per
common share from
discontinued
operations:
   Basic               ($0.0      -     -  ($0.05      -      -  ($0.0       -
                       1)                    )                   2)
   Diluted             ($0.0      -     -  ($0.05      -      -  ($0.0       -
                       1)                    )                   2)
(Loss)per common
share on disposal
of discontinued
operations:
   Basic                   -      -     -  ($0.18      -      -      -       -
                                             )
   Diluted                 -      -     -  ($0.18      -      -      -       -
                                             )
Net earnings per
share:
   Basic               $0.13  $0.14 $0.16   $0.01  $0.16  $0.18  $0.15   $0.26
   Diluted             $0.12  $0.14 $0.16   $0.01  $0.16  $0.17  $0.14   $0.26
Shares Outstanding
   Basic               49,50  49,77 50,09  50,055  50,10  50,47  51,05  51,312
                        1      4     4              4      2      1
   Diluted             50,92  51,06 51,00  50,661  51,01  52,45  52,18  52,063
                        3      6     7              3      5      9
Percent of Net
sales
Net sales:
   99 Cents Only       85.4%  86.4% 86.2%   88.4%  86.9%  89.3%  89.6%   89.7%
Stores
   Bargain Wholesale    14.6   13.6  13.8    11.6   13.1   10.7   10.4    10.3

     Total              100.0  100.0 100.0   100.0  100.0  100.0  100.0   100.0
Gross profit          39.1   38.6  39.8    39.5   39.2   38.6   38.8    39.6
Operating income      14.1   14.2  14.9    17.5   12.6   13.3   12.0    14.7
Income from
continuing
operations           8.8%   8.7%  9.1%   10.8%   7.9%   8.4%   7.8%    9.9%


New Authoritative Pronouncements

       In June 1998 and June 1999, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting from Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company adopted the standard in January 2001. Management does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

       In  December 1999, the SEC staff released Staff Accounting  Bulletin
(SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Application of the guidance in SAB No. 101 was effective January 1, 2000. The application of SAB No. 101 did not have a material effect on the Company's revenue recognition and results of operations.

      In September 2000 the FASB issued SFAS No. 140, " Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities, a replacement of SFAS No. 125." The standard is effective in 2001 and management does not expect adoption of this standard to have a material effect on the Company's financial position or results of operations.

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

We Depend on New Store Openings for Future Growth

      Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1998, 1999 and 2000, we opened thirteen, eighteen and twenty 99 Cents Only Stores, respectively (eleven stores in 1998 and fourteen stores in 1999, respectively, net of relocated stores). As of March 22, 2001, we opened seven stores and closed one and we expect to open at least 19 additional stores in 2001. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

Our operations are mainly concentrated in Southern California

      All but three of our 99 Cents Only Stores are currently located in Southern [and Central] California. The Company currently has three stores in Las Vegas, Nevada. In addition, our year 2001 retail expansion plan includes new stores in these regions and in Arizona. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued since
1995. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

We could experience disruptions in receiving and distribution

      Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations that could cause delays in delivery of merchandise to or from our warehouses to our stores. A fire, earthquake or other disaster at our warehouses could hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance.

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

      Although we believe our relationships with our suppliers are good, we do not have long-term agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. Although we do not depend on any single supplier or group of suppliers and believe we can successfully compete in seeking out new suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

We purchase in large volumes and our inventory is highly concentrated

      To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1998, 1999 and 2000, we recorded net inventory of $49.6 million, $53.9 million and $63.7 million, respectively.

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

      In January 2001 California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. The Company believes that annual payroll expenses could increase approximately less than 1.0% over this two-year period as a result. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

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

We could encounter risks related to transactions with our affiliates

      We currently lease 13 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.2 million, $1.9 million and $1.9 million in 1998, 1999 and 2000, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

Our operating results may fluctuate and may be affected by seasonal buying patterns

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 1999 and 2000, we generated approximately 31.8% and 29.6%, respectively, of our net sales and approximately 36.2% and 32.7%, respectively, of our operating income during the fourth quarter. Accordingly, any decrease in net sales during the fourth quarter could reduce our profitability and impair our results of operations for the entire year.

      In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

  -  the number of new stores and timing of new store openings;
  -   the level of advertising and pre-opening expenses associated with new stores;
  -  the integration of new stores into our operations;
  -  general economic health of the deep-discount retail industry;
  -  changes in the mix of products sold;
  -  unexpected increases in shipping costs;
  -  ability to successfully manage our inventory levels;
  -  changes in our personnel;
  -  fluctuations in the amount of consumer spending; and
  -  the  amount  and  timing of operating costs and  capital  expenditures
  relating to the        growth of our business.

We are subject to environmental regulations

      Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We currently lease all but 11 of our stores. In December 2000, the Company exercised its option to purchase its main warehouse and distribution facility (where our executive offices are located) for $10.5 million. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.

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

Anti-takeover effect; We are controlled by our existing shareholders

       In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 23,324,510 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

      The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 2000, the Company had $112,297,000 in marketable securities maturing at various dates through August 2002. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment. At December 31, 2000, the fair value of investments approximated the carrying value.

Item 8. Financial Statements and Supplementary Data

                      INDEX TO FINANCIAL STATEMENTS

                                                                      Pag
                                                                       e

99 Cents Only Stores
Report of Independent Public Accountants                                32
Balance Sheets as of December 31, 1999 and 2000                         33
Statements of Income for the years ended December 31, 1998, 1999 and    35
2000
Statements of Changes in Shareholders' Equity for the years ended       36
December 31, 1998, 1999 and 2000
Statements of Cash Flows for the years ended December 31, 1998, 1999    37
and 2000
Notes to the Financial Statements                                       38






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 99 Cents Only Stores:

We have audited the accompanying balance sheets of 99 Cents Only Stores (a California Corporation) as of December 31, 1999 and 2000 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cents Only Stores as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California
February 20, 2001
(Except for the matters
discussed in note 13,
as to which the date
is February 27, 2001)















                           99 CENTS ONLY STORES
                              BALANCE SHEETS
                        DECEMBER 31, 1999 AND 2000
                 (Amounts In Thousands, Except Share Data)


                                  ASSETS



                                                             1999    2000

CURRENT ASSETS:
   Cash                                                         $7,984  $9,034
   Short-term investments                                       50,971  109,43
                                                                          0
   Accounts receivable, net of allowance for doubtful accounts
of $140 and $113 as of December 31, 1999 and 2000,            3,356   3,569
respectively
   Income tax receivable                                         4,674       -
   Inventories                                                  53,932  63,693
   Other                                                         1,451   2,663

     Total current assets                                       122,368  188,38
                                                                          9

PROPERTY AND EQUIPMENT, at cost:
   Land                                                         11,060  17,781
   Building and improvement                                     12,876  17,357
   Leasehold improvements                                       23,786  34,026
   Fixtures and equipment                                       14,718  19,533
   Transportation equipment                                      1,635   2,250
   Construction in progress                                      5,466   5,091

                                                              69,541  96,038
   Accumulated depreciation and amortization                   (20,119  (28,63
                                                                  )      6)

                                                              49,422  67,402

OTHER ASSETS:
   Deferred income taxes                                        11,318  12,841
   Long term investments in marketable securities                8,600   2,867
   Deposits                                                        214     308
   Net asset of discontinued operation.                         26,928       -
   Other                                                         5,165   5,478

                                                              52,225  21,494

                                                             $224,01  $277,2
                                                                  5      85



   The accompanying notes are an integral part of these balance sheets.








                           99 CENTS ONLY STORES
                              BALANCE SHEETS
                        DECEMBER 31, 1999 AND 2000
                 (Amounts In Thousands, Except Share Data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             1999    2000

CURRENT LIABILITIES:
Current portion of capital lease obligation                       $809   $   -
Accounts payable                                                 9,010  12,622
Accrued expenses:
     Payroll and payroll-related                                  1,967   2,530
     Sales tax                                                    2,429   2,802
     Other                                                          421     340
   Workers compensation                                          2,095   2,764
   Income taxes payable                                              -     552

    Total current liabilities                                 16,731  21,610

LONG-TERM LIABILITIES:
   Deferred rent                                                 1,952   2,142
   Accrued interest                                              3,350       -
   Capital lease obligation, net of current portion              6,442       -

                                                              11,744   2,142


COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized-1,000,000 shares
     Issued and outstanding-none                                      -       -
   Common stock, no par value
     Authorized-60,000,000 shares
     Issued and outstanding 50,137,848 at December 31, 1999 and
51,303,075 at December 31, 2000                             116,775 138,487
   Retained earnings                                            78,765 115,046

                                                             195,540 253,533

                                                             $224,01 $277,28
                                                                  5       5




   The accompanying notes are an integral part of these balance sheets.

                           99 CENTS ONLY STORES
                           STATEMENTS OF INCOME
               YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
               (Amounts In Thousands, Except Per Share Data)
                                                  1998    1999    2000

NET SALES:
99 Cents Only Stores                                $238,86 $312,30 $402,07
                                                       8       6       1
Bargain Wholesale                                    53,202  47,652  49,876

                                                  292,070 359,958 451,947
COST OF SALES                                     183,044 218,496 275,395

   Gross profit                                     109,026 141,462 176,552

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses                                62,424  80,089 107,981
   Depreciation and amortization                      4,506   5,927   8,666

                                                   66,930  86,016 116,647

    Operating income                                  42,096  55,446  59,905

OTHER (INCOME) EXPENSE:
   Interest income                                  (2,180) (1,805) (3,969)
   Interest expense                                     752     746     712
   Other                                                  -       -   (360)
                                                    (1,428) (1,059) (3,617)

  Income from continuing operation before tax        43,524  56,505  63,522
provision
PROVISION FOR INCOME TAX                             17,032  22,367  24,664

  Income from continuing operations                  26,492  34,138  38,858
  Income (loss) from discontinued operation net of
income   tax provision of $910 in 1998, an
income tax benefit    of $2,111 and $700 in 1999     201 (3,167) (1,050)
and 2000 respectively
  Loss from disposal of discontinued operation
including a   provision of $1,200 for operating
losses during the     phase-out period net of          - (9,000)       -
income tax benefit of $2,613

NET INCOME                                          $26,693 $21,971 $37,808


EARNINGS PER COMMON SHARE FROM CONTINUING
 OPERATIONS:
   Basic                                              $0.55   $0.68   $0.77
   Diluted                                            $0.54   $0.67   $0.75

EARNINGS (LOSS) PER COMMON SHARE FROM
 DISCONTINUED OPERATION:
   Basic                                              $0.01 ($0.06) ($0.02)
   Diluted                                                - ($0.06) ($0.02)

(LOSS) PER COMMON SHARE FROM DISPOSAL OF
 DISCONTINUED   OPERATION:
   Basic                                                  - ($0.18)       -
   Diluted                                          -      - ($0.18)       -

NET EARNINGS FOR COMMON SHARE:
   Basic                                              $0.56   $0.44    $.75
   Diluted                                            $0.54   $0.43    $.73
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic                                             48,068  49,878  50,750
   Diluted                                           49,127  50,978  51,722

The accompanying notes are an integral part of these financial statements.


                           99 CENTS ONLY STORES
               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                          (Amounts In Thousands)

                                                      Share Amount  Retain
                                                        s             ed
                                                                    Earnin
                                                                      gs
                                                      Common Stock



BALANCE, December 31, 1997                             46,44 $66,207  $30,10
                                                          6               1
   Net income                                                           26,693
   Tax benefit from exercise of stock options                -   2,195       -
   Proceeds from exercise of stock options                 486   2,477       -
   Net proceeds from secondary public offering           1,877  27,188       -
   Shares issued in connection with acquisition of         673   9,504       -
Universal


BALANCE, December 31, 1998                             49,48 107,571  56,794
                                                          2
   Net income                                                -       -  21,971
   Tax benefit from exercise of stock options                -   4,229       -
   Proceeds from exercise of stock options                 655   4,975       -


BALANCE, December 31, 1999                             50,13 116,775  78,765
                                                          7
   Net income                                                -       -  37,808
   Tax benefit from exercise of stock options                -   8,223       -
   Proceeds from exercise of stock options               1,245  12,961       -
   Compensation expense in connection with cash-less        18     528
exercise
   Shares repurchased under stock buyback program         (97)       -  (1,527
                                                                          )


BALANCE, December 31, 2000                             51,30 $138,48  $115,0
                                                          3       7      46





The accompanying notes are an integral part of these financial statements.

                           99 CENTS ONLY STORES
                         STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                          (Amounts in Thousands)
                                                  1998     1999    2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $26,693  $21,971 $37,808
   Adjustment to reconcile net income to net cash
provided by operating activities:
 (Income) loss from discontinued operations            (201)    3,167   1,050
     Provision for loss on disposal of discontinued
operation                                              -    9,000       -
     Depreciation and amortization                     4,506    5,927   8,666
     Compensation expense for cash-less exercise of
stock options                                          -        -     528
     Tax Benefit from exercise of non qualified
employee stock options                             2,195    4,229   8,223
     Benefit for deferred income taxes                 (395)  (4,976) (1,523)
   Changes in asset and liabilities associated with
operating activities net of businesses acquired:
     Accounts receivable                               (945)    (901)   (213)
     Inventories                                     (6,520)  (4,298) (9,761)
     Other assets                                    (1,935)  (2,888) (1,525)
     Deposits                                             51     (31)    (94)
     Receivable from affiliated entity                   230        -       -
     Accounts payable                                  6,792  (3,316)   3,612
     Accrued expenses                                  (380)    1,158     855
     Accrued worker's compensation                       281      723     669
     Income taxes                                      (238)  (4,647)   5,226
     Deferred rent                                       274      202     190
     Accrued interest                                    615      660 (3,350)

         Net cash provided by operating activities      31,023   25,980  50,361

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (12,461  (17,953 (26,646
                                                       )        )       )
   Purchases of short-term investments              (13,976  (13,011 (52,726
                                                       )        )       )
   Repurchase of Company stock                            -        - (1,527)
  Net asset of discontinued operations               (31,730    6,048 (8,031)
                                                       )
   Proceed from sale of Universal International,          -        -  33,909
Inc.

         Net cash used in investing activities         (58,167  (24,916 (55,021
                                                       )        )       )

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation               (704)    (754) (7,251)
   Net proceeds from secondary public offering       27,188        -       -
   Proceeds from exercise of stock options            2,477    4,975  12,961

         Net cash provided (used in) financing          28,961    4,221   5,710
activities

NET INCREASE (DECREASE) IN CASH                     1,817    5,285   1,050
CASH, beginning of period                             882    2,699   7,984

CASH, end of period                                $2,699   $7,984  $9,034




The accompanying notes are an integral part of these financial statements.

                           99 CENTS ONLY STORES
                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 2000



1.  Line of Business

     The Company, (including the operations of its 99 Cents Only Stores and Bargain Wholesale) primarily retails various consumable products and operated 78 and 98 stores at December 31, 1999 and 2000, respectively. The Company is also a wholesale distributor of various consumable products.

2.  Concentration of Operations in Southern California

       Most  of  the  Company's  retail  stores  are  located  in  Southern
California. In addition, the Company's current retail expansion plans anticipate that most new stores will be located in this geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general economic trends and various environmental factors in Southern California. The Company also has three stores in Las Vegas, Nevada.

3.  Summary of Significant Accounting Policies

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings per share

      Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).
      A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 2000 follows:

                                           1998  1999  2000
                                              (Amounts in
                                              thousands)

Weighted average number of common shares
outstanding-Basic                          48,06 49,87 50,75
                                               8     8     0
Dilutive effect of outstanding stock        1,059 1,100   972
options

Weighted average number of common shares
outstanding-Diluted                        49,12 50,97 51,72
                                               7     8     2




       In the years 2000 and 1999, respectively, approximately 7,000 and 1,054 options were excluded from the calculation of fully diluted shares outstanding because the option price was above the average market price during the year.

Concentration of Risk

      The Company maintains cash and short-term investments with highly qualified financial institutions. At various times such amounts are in excess of insured limits.

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

      Cash payments for income taxes were $16,727,000, $21,756,000 and $12,474,425 in 1998, 1999 and 2000, respectively. Interest payments totaled approximately $136,000, $86,000 and $31,000 for the years December 31, 1998, 1999 and 2000, respectively.

Fair Value of Financial Instruments

      The Company's financial instruments consist of cash, short-term and long-term investments and short-term trade receivables and payables. The carrying value for all such instruments, considering the terms, appropriate fair value at December 31, 1999 and 2000, respectively.

Impairment of Long-Live Assets

      The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the years ended December 31, 1998, 1999 or 2000.

New Authoritative Pronouncements

      In  June 1998 and June 1999, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting from Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. The Company adopted the standard in January 2001. Management does not expect the adoption of the standard to have a material impact on the Company's financial position or results of operations.

       In  December 1999, the SEC staff released Staff Accounting  Bulletin
(SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Application of the guidance in SAB No. 101 was effective January 1, 2000. The application of SAB No. 101 did not have a material effect on the Company's revenue recognition and results of operations.

      In September 2000 the FASB issued SFAS No. 140, " Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities, a replacement of SFAS No. 125." The standard is effective in 2001 and management does not expect adoption of the standard to have a material effect on the Company's financial position or results of operations.

Reclassifications

      Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

4.  Income Tax Provision

   The provisions for income taxes from continuing operations for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                     Years Ended December 31,
                                      (Amounts in thousands)
                                       1998    1999    2000

Current:
   Federal                               $15,249 $20,192 $20,917
   State                                   2,178   2,885   5,270

                                        17,427  23,077  26,187
Deferred                                 (395)   (710) (1,523)

Provisions for income taxes            $17,032 $22,367 $24,664



       Differences between the provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                         Year Ended December 31,
                                          (Amounts in thousands)
                                     1998          1999          2000
                                 Amoun  Perce  Amoun  Perce  Amoun  Perce
                                   t      nt     t      nt     t     nt

Income tax at statutory federal    $15,2  35.0%  $19,7  35.0%  $22,2 35.0%
rate                                 33            77            32
State income taxes, net of
federal income tax effect         2,405    5.5  3,012    5.3  3,386   5.3
Effect of permanent differences    (255)  (0.6)   (64)  (0.1)  (291) (0.5)
Welfare to work, LARZ and other
job credits                       (393)  (0.9)  (380)  (0.6)  (663) (1.0)
Other                                 42    0.1     22      -      -     -

                                   $17,0  39.1%  $22,3  39.6%  $24,6 38.8%
                                     32            67            64


      A detail of the Company's deferred tax asset as of December 31, 1999 and 2000 is as follows:

                                                  Years Ended
                                                 December 31,
                                                  (Amounts in
                                                  thousands)
                                                 1999    2000

Inventory                                           $606    $516
Uniform inventory capitalization                     971   1,026
Depreciation                                       2,326   3,018
Liability for claims                                 112     112
Workers' compensation                                845   1,114
Deferred rent                                        787     840
State taxes                                        1,216   1,839
Other, net                                           117     308
Net operating loss carry-forward                   9,140   8,608

                                                  16,120  17,381

Net deferred tax liabilities                       (262)       -
                                                  15,858  17,381
Valuation allowance                              (4,540) (4,540)
                                                 $11,318 $12,841

    In connection with the acquisition and subsequent sale of Universal and Odd's-N-End's, the Company has remaining federal net operating loss carry-forwards of approximately $24.6 million which it can use to offset income. Future use of this loss carry-forwards may be limited and expire at various dates through 2013. Due to the uncertainty of the future use of such loss carry-forwards, the Company has recorded a valuation allowance equal to the tax effect of the loss carry-forward that may not be realizable.

5.  Investments

      Investment in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of December 31, 1999 and 2000, the fair value of investments approximated the carrying values and were invested as follows:

 (Amounts in thousands)   1999      Maturity      2000      Maturity
                                  Within 1 year           Within 1 year
                                       1     or                1     or
                                    year   more             year   more

Federal bonds              $1,500  $1,500      -        -       -      -
Municipal bonds            16,421   9,981 $6,440  $65,621 $62,754 $2,867
Corporate Securities        1,560       -  1,560    2,000   2,000      -
Commercial paper           40,090  39,490    600   44,676  44,676      -
                                                     $112
                          $59,571  50,971 $8,600  $112,29 $109,43 $2,867
                                                       7       0


6.  Purchase of Facility

     In December 2000 the Company exercised its option to purchase its main warehouse, distribution and corporate office facility (approximately 880,000 square feet) for $10.5 million. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this property. Lease payments of $809,000 were also made during the year.

7.  Related-Party Transactions

      The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $2.2 million, $1.9 million and $1.9 million in 1998, 1999 and 2000, respectively.

      During 1998, the Company incurred legal fees of $60,000 to the law firm in which a director of the Company is a partner.

      Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note 12). Mr. Gold is also an executive officer and director. From October 1, 2000 to December 31, 2000, the Company recorded $1.3 million and $0.4 million under a Services Agreement and Lease Agreement, respectively, related to this transaction (see note 12).

8.  Commitments and Contingencies

Credit Facility

     The Company does not maintain any credit facilities with any bank.

Lease Commitments

      The Company leases various facilities under operating leases, which expire at various dates through 2012. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1998, 1999 and 2000 was approximately $10.6 million, $11.0 million and $15.6 million, respectively.

      As of December 31, 2000, the minimum annual rentals payable under all non-cancelable operating leases were as follows:

                                                   (Amounts
                                                      in
                                                  thousands
                                                      )

Year ending December 31:
         2001                                               13,303
         2002                                               12,579
         2003                                               12,330
         2004                                               11,163
         2005                                                8,768
         Thereafter                                         19,219

                                                      $77,362


In addition, the Company also leases certain retail facilities on a month-to-month basis. The aggregate monthly rental payment for month-to-month lease at December 31, 2000 was approximately thirteen thousand dollars.

Workers' Compensation

      Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company carries excess workers' compensation insurance, which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 1999 and 2000, the Company had accrued approximately $2.1 million and $2.8 million, respectively, for estimated workers' compensation claims.

      In connection with the self-insurance of workers' compensation, the Company is required, by the State of California, to maintain a $1.6 million surety bond.

Legal Matters

      The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on the Company's financial position or its results of operations.

Advertising

      The Company expenses advertising costs as incurred. Advertising expenses were $2.4 million, $2.4 million and $2.7 million for 1998, 1999 and 2000, respectively.

9.  Stock Option Plan

      The Company's 1996 Stock Option Plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 9,250,500 shares of common stock. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of three outside members of the board of directors (the "Committee"). Options vest over a three-year period, one-third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant.
The following table summarizes stock options available for grant.

                                Year       Year       Year
                                ended     ended      ended
                              December   December   December
                                 31,       31,        31,
                                1998       1999       2000

Beginning Balance                 33,000  1,588,830  3,351,510
Authorized                     3,124,999  3,000,000          -
Granted                        (1,834,56  (1,459,52  (1,241,04
                                     7)         4)         1)
Cancelled                        265,398    222,204    498,223

Available for future grant     1,588,830  3,351,510  2,608,692


      A summary of the status of the Plan for the years ended December 31, 1998, 1999 and 2000 follows:

                            December 31,    December 31,     December 31,
                                1998            1999             2000
                                    Weigh           Weigh             Weigh
                                     ted             ted               ted
                                    Avera           Avera             Avera
                            Shares    ge    Shares    ge     Shares    ge
                                    Exerc           Exerc             Exerc
                                     ise             ise               ise
                                    Price           Price             Price

Outstanding at the
beginning of the year      2,948,08  $5.59 4,031,34  $6.99  4,612,599 $14.2
                                  8               9                       3
Granted                     1,834,56  15.65 1,459,52  23.47  1,241,041 22.67
                                  8               4
Exercised                   (485,909   4.37 (656,070  10.12  (1,262,72 10.58
                                  )               )                7)
Cancelled                   (265,398   6.79 (222,204  18.19  (498,223) 20.77
                                  )               )

Outstanding at the end of
the year                   4,031,34   6.99 4,612,59  14.23  4,092,690 17.41
                                  9               9

Exercisable at the end of
the    year                 932,204  $5.79 1,712,05  $7.89  1,739,655 $11.6
                                                  5                       9

Weighted average fair
value of   options granted           $15.6           $15.1            $16.1
                                         5               1                2

      The following table summarizes information about stock options outstanding at December 31, 2000.

                        Weighted    Weight           Weight
 Range of                Average      ed               ed
 Exercise    Options    Remaining   Averag  Options  Averag
  Prices    Outstandi  Contractual    e    Exercisab    e
               ng         life      Exerci    le     Exerci
                                      se               se
                                    Price             Price

$3.51-$4.46   351,398           5.4  $3.59   351,398   $3.59
$5.82-$8.70   573,926           6.3   7.04   573,926    7.04
    $10.60-   836,476           7.4  15.03   443,899   14.97
     $15.69
    $16.00- 2,320,390           8.8  22.90   370,432   22.62
     $23.50
    $24.12-    10,500           9.3  24.52         -       -
     $24.54

            4,092,690           7.9  17.41 1,739,655   11.69




       The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, the expected impact on the Company's financial statements is included in this expanded footnote disclosure.

      Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income and earnings per share amounts as follows for the years ended December 31, 1998, 1999 and 2000 (amounts in thousands, except for per share data):


                                           December 31,
                                        1998   1999   2000

Additional compensation expense          $8,36  $16,0  $11,8
                                            0     71     88
Pro forma net income                     21,67  12,32  19,81
                                            7      8      4
Pro forma earnings per share:
         Basic                                $0.45  $0.25  $0.51
         Diluted                              $0.44  $0.24  $0.50

      These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                  December 31,
                                              1998    1999     2000

Risk free interest rate                          4.9%    5.5%     5.7%
Expected life                                     8.8      10       10
                                               years   years    years
Expected stock price volatility                   77%     67%      54%
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

Reportable segment information for the years ended December 31, 1998, 1999 and 2000 follows (in 000's):

                                   Retail  Wholesale     Total
            1998
            Net sales            $238,868    $53,202  $292,070
            Gross Margin           99,021     10,005   109,026

            1999
            Net sales            $312,306    $47,652  $359,958
            Gross Margin          130,317     11,145   141,462

            2000
            Net sales            $402,071    $49,876  $451,947
            Gross Margin          166,054     10,498   176,552
11.  401(k) Plan

      In 1998 the Company adopted a 401(k) Plan (the Plan). All full time employees are eligible to participate in the plan after 3 months of service. The Company does not match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the years ended December 31, 1999 and 2000, no discretionary contributions were made.

12.   Discontinued Operations

     On March 4, 2000, the Board of Directors approved the disposition of Universal International, Inc. and Odd's-n-End's, Inc., which comprises the retail operations of Odds-n-Ends, Inc. and Only Deals, Inc.

       The Company engaged an investment-banking firm in May 2000 to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000 it was decided by the board of directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to, Universal Deals, Inc., a limited liability company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The Gold's, plan to market and sell the business in an orderly fashion, either as a whole company, or in clusters of stores or by unit. The sale was effective as of the close of business on September 30, 2000. The sales price for Universal was the Company's carrying value as of the close of business on September 30, 2000, which was $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction 99 Cents Only Stores is providing certain ongoing administrative and other services to Universal pursuant to a Services Agreement. The management fee is based on 6% of Universal's sales volume.

     The net losses of these operations for all periods are included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $31,107 in 1998 and $83,264 in 1999. The provisions for loss on discontinued operations reflected in the statement of income, includes the write-down of the assets of Universal operations to estimate net realizable values and the estimated cost of disposing these operations along with the estimated loss of $1,200 million through the estimated date of disposal, less the expected tax benefits of approximately $2,613 applicable thereto.

     During the fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of
$0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company has received $1.3 million in management fees under the Services Agreement with Universal. The Company has also received $0.4 million in lease payments for rental of a distribution facility to Universal. These amounts are included in total net selling, general and administrative expenses and other income, respectively, in 2000.

13.  Stock Split

       On February 27, 2001, The Company's Board of Directors approved a three-for-two stock split to be distributed on March 20, 2001 to holders of record on May 14, 2001. The accompanying financial statements have been adjusted to give retroactive effect to this stock split as if it had occurred at the beginning of all periods presented.

Item  9.  Changes in and Disagreements with Accountants on  Accounting  and
Financial        Disclosure

     None.
                                 PART III

Item 10. Directors and Executive Officers of the Registrant

       Information regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 31 of this Form 10-K.

2. Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

3. Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

4.   Reports on Form 8-K.
          A Report on Form 8-K was filed on January 28, 2000 Item 5. A Report on Form 8-K was filed on February 18, 2000 Item 5. A Report on Form 8-K was filed on November 3, 2000 Item 5.
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              99 CENTS ONLY STORES
                              By
                             :   /s/ Eric Schiffer
                                 President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                  Date


                             Chairman of the Board and Chief   March 22,
/s/ David Gold               Executive Officer                   2001

                             Senior Vice President of          March 22,
/s/ Howard Gold              Distribution and Director           2001

                             Senior Vice President of Real     March 22,
/s/ Jeff Gold                Estate and Information Systems      2001
                             and Director

                                                               March 22,
/s/ Eric Schiffer            President and Director              2001

                                                               March 22,
/s/ Andy Farina              Chief Financial Officer             2001

                                                               March 22,
/s/ William Christy          Director                            2001

                                                               March 22,
/s/ Lawrence Glascott        Director                            2001

                                                               March 22,
/s/ Marvin L. Holen          Director                            2001

                                                               March 22,
/s/ Ben Schwartz             Director                            2001

                                                               March 22,
/s/ John Shields             Director                            2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To 99 Cents Only Stores:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of 99 Cents Only Stores in this Form 10-K and have issued our report thereon dated February 20, 2001 (except for the matters discussed in note 13, as to which date is February 27, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Los Angeles, California
February 20, 2001
(Except for the matters
discussed in note 13,
as to which the date
is February 27, 2001)


                              99 ONLY STORES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    For Each of the Three Years in the Period Ended December 31, 2000


                                 Beginni                         End of
                                   ng    Addit  Reduction Other   Year
                                 of Year  ion
                                          Amounts in Thousands
For the year ended December 31,
2000:
   Allowance for doubtful account      $140   $-         $27  $-       $113
   Inventory reserve                  1,503    -         224   -      1,279
For the year ended December 31,
1999:
   Allowance for doubtful account       169    -          29   -        140
   Inventory reserve                  2,589    -       1,086   -      1,503
For the year ended December 31,
1998:
   Allowance for doubtful account       178    -         9     -        169
   Inventory reserve                 $3,762    -      $1,173   -     $2,589



Exhibit Index



Exhib Exhibit Description
it
Numbe
r

  3.1 Amended and Restated Articles of Incorporation of the
      Registrant.(1)
  3.2 Amended and Restated Bylaws of the Registrant.(1)
  4.1 Specimen certificate evidencing Common Stock of the Registrant.(1)
 10.1 Form of Indemnification Agreement and Schedule of Indemnified
      Parties.(1)
 10.2 [Reserved]
 10.3 Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(1)
 10.4 1996 Stock Option Plan.(1)
 10.5 Lease for 730 West Foothill Boulevard, Azusa, California, dated as of December 1, 1995, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended(1).
 10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
 10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)
 10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)
 10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)
10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)
10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)
10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)
10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.15 Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)
10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)
10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, . California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)
10.10 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)
10.20 North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)
10.21 Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)
10.22 Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.23 Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.24 Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.25 Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
10.26 Services Agreement, dated as of December 28, 2000, by and between Universal International, Inc. and the registrant.
 11.1 Statements Regarding Computation of Per Share Earnings*
 21.1 Subsidiaries of the Registrant.
 23.1 Consent of Arthur Andersen LLP.*
 27.1 Financial Data Schedule*






*    Filed herewith

(1)Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.


















Exhibit 11.1

                           99 CENTS ONLY STORES
                   STATEMENTS REGARDING COMPUTATION OF
                            PER SHARE EARNINGS
              (Amounts in Thousands, Except Per Share Data)

                                                          December 31,
                                                        1998   1999   2000
Income from continuing operations                       $26,49 $34,1  $38,85
                                                            2    38       8
Income (loss) from discontinued operations                 201 (3,16  (1,050
                                                                 7)       )
(Loss) from disposal of discontinued operation               - (9,00       -
                                                                 0)
Net Income                                              $26,69 $21,9  $37,80
                                                            3    71       8
Common Stock:
   Shares outstanding from beginning of period            46,446 49,48  50,137
                                                                  2
   Pro-rata shares issuance                                1,622   396     613

     Basic weighted average number of common shares        48,068 49,87  50,750
outstanding                                                       8

   Common stock equivalents                                1,059 1,100     972

     Diluted weighted average number of common shares      49,127 50,97  51,722
outstanding                                                       8

Income from continuing operations
   Basic                                                   $0.55 $0.68   $0.77
   Diluted                                                 $0.54 $0.67   $0.75
Income (loss) from discontinued operation
   Basic                                                   $0.01 ($0.0  ($0.02
                                                              6)          )
   Diluted                                                     - ($0.0  ($0.02
                                                              6)          )
(Loss) from disposal of discontinued operation
   Basic                                                       - ($0.1       -
                                                              8)
   Diluted                                                     - ($0.1       -
                                                              8)
Net Income
   Basic                                                   $0.56 $0.44   $0.75
   Diluted                                                 $0.54 $0.43   $0.73



























                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement
File Nos. 333-26575, 333-80185 and 333-66729.




ARTHUR ANDERSEN LLP

Los Angeles, California
March 21, 2001








[PERIOD-TYPE]                            12-MOS
[FISCAL-YEAR-END]                   DEC-31-2000
[PERIOD-START]                      JAN-01-2000
[PERIOD-END]                        DEC-31-2000
[CASH]                                    9,034
[SECURITIES]                            112,297
[RECEIVABLES]                             3,569
[ALLOWANCES]                              (113)
[INVENTORY]                              63,693
[CURRENT-ASSETS]                        188,389
[PP&E]                                   96,038
[DEPRECIATION]                         (28,636)
[TOTAL-ASSETS]                          277,285
[CURRENT-LIABILITIES]                    21,610
[BONDS]                                       0
[PREFERRED-MANDATORY]                         0
[PREFERRED]                                   0
[COMMON]                                138,487
[OTHER-SE]                              115,046 <FN 1>
[TOTAL-LIABILITY-AND-EQUITY]            277,285
[SALES]                                 451,947
<TOTAL-REVENUE>                         451,947
[CGS]                                   275,395
[TOTAL-COSTS]                           116,647
[OTHER-EXPENSES]                              0
[LOSS-PROVISION]                              0
[INTEREST-EXPENSE]                        (712)
[INCOME-PRETAX]                          63,522
[INCOME-TAX]                             24,664
[INCOME-CONTINUING]                      38,858
[DISCONTINUED]                          (1,050)
[EXTRAORDINARY]                               -
[CHANGES]                                     0
[NET-INCOME]                             37,808
[EPS-BASIC]                             $0.75
[EPS-DILUTED]                             $0.73
[FN]
<FN1> Retained Earnings