Form 10-Q
period 2001-03-31
99 CENTS ONLY STORE
filed 2001-05-15
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Former name, address and fiscal year, if change since last report:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, No Par Value, 51,492,148 Shares as of May 10, 2001

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                                     ASSETS
                                                                           MARCH 31,      DECEMBER 31,
                                                                             2001            2000
                                                                          ------------    ------------
                                                                          (Unaudited)
CURRENT ASSETS:
   Cash.................................................................      $12,378         $9,034
   Short-term investments...............................................      110,968        109,430
   Accounts receivable, net of allowance for doubtful accounts of $203 and $113 as of March 31, 2001 and December 31, 2000,
      respectively......................................................        3,586          3,569
   Inventories..........................................................       62,827         63,693
   Other................................................................        2,824          2,663
                                                                          ------------     ----------
      Total current assets..............................................      192,583        188,389

PROPERTY AND EQUIPMENT, at cost:
   Land.................................................................       18,624         17,781
   Building and improvement.............................................       17,919         17,357
   Leasehold improvements...............................................       35,565         34,026
   Fixtures and equipment...............................................       21,865         19,533
   Transportation equipment.............................................        2,638          2,250
   Construction in progress.............................................       11,597          5,091
                                                                          ------------     ----------
                                                                              108,208         96,038
   Less-Accumulated depreciation and amortization.......................     (31,072)        (28,636)
                                                                          ------------     ----------
                                                                               77,136         67,402
OTHER ASSETS:
   Deferred income taxes................................................       12,841         12,841
   Long-term investments in marketable securities.......................        1,890          2,867
   Deposits.............................................................          323            308
   Other................................................................        4,997          5,478
                                                                          ------------     ----------
                                                                               20,051         21,494
                                                                          ------------     ----------
                                                                             $289,770       $277,285
                                                                          ============     ==========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    MARCH 31,          DECEMBER 31,
                                                                      2001                2000
                                                                   -----------         ------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable...............................................     $8,749             $12,622
  Accrued expenses:
     Payroll and payroll-related.................................      1,646               2,530
     Sales tax...................................................      2,014               2,802
     Other.......................................................        395                 340
   Workers compensation..........................................      2,962               2,764
   Income taxes payable..........................................      8,105                 552
                                                                   ----------          ----------
    Total current liabilities                                         23,871              21,610
                                                                   ----------          ----------
LONG-TERM LIABILITIES:
   Deferred rent.................................................      2,172               2,142
                                                                   ----------          ----------
    Total Long-term liabilities                                        2,172               2,142
                                                                   ----------          ----------
COMMITMENTS AND CONTINGENCIES:                                             -                   -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none...................................          -                   -
  Common stock, no par value
     Authorized-100,000,000 shares
      Issued and outstanding 51,324,224 at March 31, 2001
        and 51,303,075 at December 31, 2000......................    138,716             138,487
   Retained earnings.............................................    125,011             115,046
                                                                   ----------          ----------
                                                                     263,727             253,533
                                                                   ----------          ----------
                                                                    $289,770            $277,285
                                                                   ==========          ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 2001 AND
                                 MARCH 31, 2000
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)
                                                                                        MARCH 31,
                                                                                  2001            2000
                                                                                ----------      ----------
NET SALES:
  99 Cents Only Stores.......................................................     $110,212       $87,563
  Bargain Wholesale (Includes sales to an affiliate of $1,803 in 2001).......       14,758        13,239
                                                                                -----------    ----------
                                                                                   124,970       100,802
COST OF SALES................................................................       76,899        61,300
                                                                                -----------    ----------
   Gross profit..............................................................       48,071        39,502
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses........................................................       30,839        24,875
   Depreciation and amortization.............................................        2,627         1,905
                                                                                -----------    ----------
                                                                                    33,466        26,780
   Operating income..........................................................       14,605        12,722
                                                                                -----------    ----------
OTHER (INCOME) EXPENSE:
   Interest income...........................................................        1,335           718
   Interest expense..........................................................            -         (185)
   Other.....................................................................          360             -
                                                                                -----------    ----------
                                                                                     1,695           533
   Income before provision for income taxes..................................       16,300        13,255
PROVISION FOR INCOME TAXES...................................................        6,336        5,244
                                                                                -----------    ---------
NET INCOME...................................................................       $9,964        $8,011
                                                                                -----------    ----------
EARNINGS PER COMMON SHARE:
   Basic.....................................................................        $0.19         $0.16
   Diluted...................................................................        $0.19         $0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic.....................................................................       51,315        50,104
   Diluted...................................................................       51,900        51,013


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                          MARCH 31,
                                                                   2001              2000
                                                                -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................        $9,964           $8,011
  Adjustment to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.........................         2,627            1,905
      Benefit for deferred income taxes.....................             -            4,674
      Tax Benefit from exercise of non-qualified
     employee stock options.................................             -                -
      Other.................................................          (191)                -
  Changes in assets and liabilities associated with
      operating activities:
      Accounts receivable...................................           (17)            (247)
      Inventories...........................................           866           (1,719)
      Other assets..........................................           304             (137)
      Accounts payable......................................        (3,873)          (1,151)
      Accrued expenses......................................        (1,616)          (1,948)
      Worker's compensation.................................           198              106
      Income taxes..........................................         7,553              124
      Deferred rent.........................................            30               50
      Accrued Interest......................................             -              172
                                                                -----------       ----------
Net cash provided by operating activities...................        15,845            9,840
                                                                -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment......................       (12,169)         (15,777)
   Purchases and redemption of short-term investments.......          (561)           6,372
   Net asset of discontinued operations.....................             -           (9,157)
                                                                -----------       ----------
        Net cash used in investing activities...............       (12,730)         (18,562)
                                                                -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation.....................             -             (197)
   Proceeds from exercise of stock options..................           229            1,306
                                                                -----------       ----------
        Net cash provided by financing activities...........           229            1,109
                                                                -----------       ----------
NET DECREASE IN CASH........................................         3,344           (7,613)
CASH, beginning of period...................................         9,034            7,984
                                                                -----------       ----------
CASH, end of period.........................................       $12,378             $371
                                                                ===========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              99 CENTS ONLY STORES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and notes thereto included in the Company's Form 10-K filed March 22, 2001. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION OF OPERATIONS

         The Company's 99 Cents Only Stores are primarily located in Southern California and Central California except for four 99 Cents Only Stores located in Las Vegas, Nevada and one in Phoenix, Arizona, opened on April 19, 2001. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in these geographic regions. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

         The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 (amounts in thousands):

                                                           3 MONTHS ENDED
                                                              MARCH 31,
                                                          2001          2000
                                                         ------        ------
Weighted average number of common shares
   outstanding-Basic...............................      51,315        50,104
Dilutive effect of outstanding stock options......          585           909
                                                         ------        ------
Weighted average number of common shares
   outstanding-Diluted.............................      51,900        51,013
                                                         ======        ======

3. SHORT-TERM INVESTMENTS

         Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of March 31, 2001 and December 31, 2000, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                    (UNAUDITED)
                                      MATURITY                               MATURITY

                        MARCH 31,      WITHIN 1    1 YEAR OR     DEC. 31,     WITHIN 1    1 YEAR OR
                          2001           YEAR         MORE         2000         YEAR          MORE
                       ----------     ----------   ----------    ---------    ---------   ----------
Municipal Bonds......   $71,496         $69,606      $1,890        $65,621      $62,754    $2,867
Corporate Securities.         0               0           0          2,000        2,000         -
Commercial Paper.....    41,362          41,362           0         44,676       44,676         -
                       $112,858        $110,968      $1,890       $112,297     $109,430    $2,867


4. NEW AUTHORITATIVE PRONOUNCEMENTS

         In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

         In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities, a replacement of SFAS No. 125." The standard is effective in 2001 and management does not expect adoption of this standard to have a material effect on the Company's financial position or results of operations.

5. RELATED-PARTY TRANSACTIONS

         Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note
12). Mr. Gold is also the Chief Executive Officer and a director. From January 1, 2001 to March 31, 2001, the Company recorded $0.8 million and $0.4 million under a Services Agreement and Lease Agreement, respectively, related to this transaction.

6. OPERATING SEGMENTS

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

         The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The Company accounts for inter-segment transfer at cost through its inventory accounts.

         At March 31, 2001, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

         Reportable segment information for the three months ended March 31, 2001 follows (amounts in thousands):

         THREE MONTHS ENDED MARCH 31,
                                         RETAIL      WHOLESALE          TOTAL
                                       --------      ---------        ---------
         2001
         Net sales.............        $110,212        $14,758        $124,970
         Gross margin..........          45,247          2,824          48,071

         2000
         Net sales.............         $87,563         13,239        $100,802
         Gross margin..........          36,324          3,178          39,502


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of March 31, 2001, the Company operated a chain of 104 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened thirteen, eighteen and twenty stores in 1998, 1999 and 2000, respectively (eleven, fourteen and twenty respectively, net of relocated stores). The Company opened six new 99 Cents Only Stores, including one relocation, through March 31, 2001, three in Southern California, two in Central California and one in Las Vegas, Nevada. The Company plans to open at least 19 additional 99 Cents Only Stores during the remainder of the year.

         Bargain Wholesale's growth over the three years ended December 31, 2000 and the first three months of 2001 was primarily attributable to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

         Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES: Net sales increased $24.2 million, or 24.0%, to $125.0 million in the 2001 period from $100.8 million in the 2000 period. Retail sales increased $22.7 million to $110.2 million in the 2001 period from $87.6 million in the 2000 period. The retail net sales increase was primarily attributable to the net effect of six net new stores opened in the first three months of 2001, the full quarter effect of 20 new stores opened in 2000 and the 2.2% increase in same store sales. Bargain Wholesale net sales were $14.8 million in the 2001 period, including $1.8 million in net sales to Universal, as compared to $13.2 million in the same period of 2000.

GROSS PROFIT: Gross profit increased approximately $8.6 million, or 21.7%, to $48.1 million in the 2001 period from $39.5 million in the 2000 period. The increase in gross profit was due to higher net sales. Overall gross profit margin was 38.5% in 2001 versus 39.2% in 2000. Gross margin was lower primarily as a result of merchandise cost factors and product category mix factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $6.7 million, or 25.0%, to $33.5 million in the 2001 period from $26.8 million in the 2000 period. As a percentage of net sales, total SG&A increased to 26.8% from 26.6% in 2000. This increase is primarily related to a minimum wage increase in January 2001 partially offset by $0.8 million in management fees earned for administrative services provided to Universal.

OPERATING INCOME: As a result of the items discussed above, operating income was $14.6 million in 2001, an increase of $1.9 million, or 14.8%. Operating margin was 11.7% in 2001 versus 12.6% in 2000.

INTEREST INCOME (EXPENSE): Interest Income is directly related to interest earned on the Company's cash balances and short-term and long-term investments. During 2001 and 2000, the Company had no bank debt.

OTHER INCOME: Other income represents rental income from a building lease to Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $6.3 million in the 2001 period compared to $5.2 million in 2000. The effective rate of the provision for income taxes was approximately 38.9% in 2001 versus 39.6% in 2000. This variance results from available tax credits and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $2.0 million to $10.0 million in 2001 from $8.0 million in the 2000 period. Net income as a percentage of sales was 8.0% in 2001 and 2000, respectively.

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

         As of March 31, 2001, the Company owned the land and buildings for 11 of its 99 Cents Only Stores retail store locations, a main warehouse and distribution center in Los Angeles, California (where corporate headquarters are located) and a distribution warehouse in Minnesota, which is currently leased to Universal. The Company may acquire other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

         Net cash provided by operations was $15.8 million for the three months period ended March 31, 2001. Inventories decreased $0.9 million. Other assets decreased $0.3 million. The Company's accounts payable and accruals for the three month period ended March 31, 2001 decreased by $3.9 million and $1.6 million, respectively. In the three month period ended March 31, 2000 cash provided by operations was $9.8 million, inventories increased $1.7 million, trade receivables increased $0.2 million and payables and accruals decreased $3.1 million.

         Net cash used in investing activities was $12.7 million in 2001, consisting of expenditures for property and equipment of $12.2 million and an increase of $0.6 million in marketable securities. In 2000, net cash used in investing activities was $18.6 million, including capital expenditures of $15.8 million, an increase of $9.2 million in net assets of a discontinued operation and a redemption of $6.4 million in the Company's common stock. Cash proceeds from financing activities were $0.2 million in 2001, which represents proceeds from the exercise of stock options. In 1999, proceeds from the exercise of stock options were $1.3 million.

         In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

         The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The Company's cash needs for new store openings are expected to total approximately $23 million in 2001. Pre-opening expenses are not capitalized by the Company. The Company believes that its total capital expenditure requirements, including new store openings and existing store refurbishment will increase to approximately $30 million in 2001. Capital expenditures in 2001 are currently expected to be incurred primarily for new store openings, improvements to existing stores and information systems. The Company believes that cash flow from its operations will be sufficient to meet operating needs, capital spending requirements and its stock repurchase program for at least the next twelve months.

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

         We also cannot assure you that when we open new stores we will improve our results of operations. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets has in the past and may in the future reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

OUR OPERATIONS ARE MAINLY CONCENTRATED IN SOUTHERN CALIFORNIA

         All but five of our 99 Cents Only Stores are currently located in Southern and Central California. The Company currently has four stores in Las Vegas, Nevada and one store in Phoenix, Arizona. In addition, our year 2001 retail expansion plan includes new stores in these regions. Accordingly, our results of operations and financial condition largely depend upon trends in these regions, but particularly in Southern California. For example, Southern California experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. However, retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

WE COULD EXPERIENCE DISRUPTIONS IN RECEIVING AND DISTRIBUTION

         Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations that could cause delays in delivery of merchandise to or from our warehouses to our stores. A fire, earthquake, blackout or other disaster at our warehouses or stores could hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

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

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS AND CHANGES IN THE MINIMUM WAGE

         Our ability to provide quality merchandise at our 99 cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

     -    increases in inflation;
     -    increases in operating costs, including costs of utilities;
     -    increases in employee health care costs;
     -    increases in prevailing wage levels; and
     -    decreases in consumer confidence levels.

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

         We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.2 million, $1.9 million and $1.9 million in 1998, 1999 and 2000, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

         In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover, as of March 31, 2001, David Gold, our Chairman and Chief Executive Officer, members of his immediate family, certain of their affiliates, and members of our board of directors beneficially own 24,624,129 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2001, the Company had $112.9 million in marketable securities maturing at various dates through August 2002. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                      None

           b.   Reports on Form 8-K

                (i)   Current Report on Form 8-K filed on March 14, 2001;
                      Item 5 was reported.

                (ii)  Current Report on Form 8-K/A filed on February 6, 2001;
                      Item 7 was reported.

                (iii) Current Report on Form 8-K filed January 12, 2001;
                      Items 2 and 5 were reported.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   99 CENTS ONLY STORES

Date: May 10, 2001                                 /s/ Andrew A. Farina
                                                   -------------------------
                                                   Andrew A. Farina
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)