Form 10-Q/A
period 2001-03-31
99 CENTS ONLY STORE
filed 2001-05-24
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 Amendment No. 1

                                   FORM 10-Q/A


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

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, as set forth in the pages attached hereto:

         Item 2: Results of Operations

         The above item has been amended to revise the percentage increase in same store sales for the three months ended March 31, 2001 as reported in the "Net Sales" subheading. This revision amends the reported percentage increase in same store sales from 2.2% to 2.9%.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                                     ASSETS

                                                                    MARCH 31,         DECEMBER 31,
                                                                      2001               2000
                                                                   -----------        ------------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash..........................................................       $12,378            $9,034
   Short-term investments........................................       110,968           109,430
   Accounts receivable, net of allowance for doubtful
     accounts of $203 and $113 as of March 31, 2001
     and December 31, 2000, respectively.........................         3,586             3,569
   Inventories...................................................        62,827            63,693
   Other.........................................................         2,824             2,663
                                                                    ------------       -----------
      Total current assets.......................................       192,583           188,389

PROPERTY AND EQUIPMENT, at cost:
   Land..........................................................        18,624            17,781
   Building and improvement......................................        17,919            17,357
   Leasehold improvements........................................        35,565            34,026
   Fixtures and equipment........................................        21,865            19,533
   Transportation equipment......................................         2,638             2,250
   Construction in progress......................................        11,597             5,091
                                                                    ------------       -----------
                                                                        108,208            96,038
   Less-Accumulated depreciation and amortization................      (31,072)          (28,636)
                                                                    ------------       -----------
                                                                         77,136            67,402
OTHER ASSETS:
   Deferred income taxes.........................................        12,841            12,841
   Long term investments in marketable securities................         1,890             2,867
   Deposits......................................................           323               308
   Other.........................................................         4,997             5,478
                                                                    ------------       -----------
                                                                         20,051            21,494
                                                                    ------------       -----------
                                                                       $289,770          $277,285
                                                                    ============       ===========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               MARCH 31,       DECEMBER 31,
                                                                 2001              2000
                                                              -----------      ------------
                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable.........................................        $8,749          $12,622
  Accrued expenses:
     Payroll and payroll-related...........................         1,646            2,530
     Sales tax.............................................         2,014            2,802
     Other.................................................           395              340
   Workers compensation....................................         2,962            2,764
   Income taxes payable....................................         8,105              552
                                                              -----------      ------------
    Total current liabilities                                      23,871           21,610
                                                              -----------      ------------
LONG-TERM LIABILITIES:
   Deferred rent...........................................         2,172            2,142
                                                              -----------      ------------
    Total Long-term liabilities                                     2,172            2,142
                                                              -----------      ------------

COMMITMENTS AND CONTINGENCIES:                                          -                -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none.............................             -                -
  Common stock, no par value
     Authorized-100,000,000 shares
      Issued and outstanding 51,324,224 at
        March 31, 2001 and 51,303,075 at
          December 31, 2000................................       138,716          138,487
   Retained earnings.......................................       125,011          115,046
                                                              -----------      ------------
                                                                  263,727          253,533
                                                              -----------      ------------
                                                                 $289,770         $277,285
                                                              ===========      ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                 MARCH 31,
                                                                         2001             2000
                                                                      -----------      -----------
NET SALES:
  99 Cents Only Stores............................................       $110,212         $87,563
  Bargain Wholesale (Includes sales to an
   affiliate of $1,803 in 2001)...................................         14,758          13,239
                                                                      ------------     -----------
                                                                          124,970         100,802
COST OF SALES.....................................................         76,899          61,300
                                                                      ------------     -----------
   Gross profit...................................................         48,071          39,502

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses.............................................         30,839          24,875
   Depreciation and amortization..................................          2,627           1,905
                                                                      ------------     -----------
                                                                           33,466          26,780
   Operating income...............................................         14,605          12,722
                                                                      ------------     -----------
OTHER (INCOME) EXPENSE:
   Interest income................................................          1,335             718
   Interest expense...............................................              -            (185)
   Other..........................................................            360               -
                                                                      ------------     -----------
                                                                            1,695             533
   Income before provision for income taxes.......................         16,300          13,255
PROVISION FOR INCOME TAXES........................................          6,336           5,244
                                                                      ------------     ----------
NET INCOME........................................................         $9,964          $8,011
                                                                      ------------     -----------
EARNINGS PER COMMON SHARE:
   Basic..........................................................          $0.19           $0.16
   Diluted........................................................          $0.19           $0.16
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic..........................................................         51,315          50,104
   Diluted........................................................         51,900          51,013


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                              MARCH 31,
                                                                       2001             2000
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................    $9,964           $8,011
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization................................     2,627            1,905
      Benefit for deferred income taxes............................         -            4,674
      Tax Benefit from exercise of non-qualified
        employee stock options.....................................         -                -
      Other........................................................      (191)               -
  Changes in assets and liabilities associated
    with operating activities:
      Accounts receivable..........................................       (17)            (247)
      Inventories..................................................       866           (1,719)
      Other assets.................................................       304             (137)
      Accounts payable.............................................    (3,873)          (1,151)
      Accrued expenses.............................................    (1,616)          (1,948)
      Worker's compensation........................................       198              106
      Income taxes.................................................     7,553              124
      Deferred rent................................................        30               50
      Accrued Interest.............................................         -              172
                                                                     --------          --------
Net cash provided by operating activities..........................    15,845            9,840
                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.............................   (12,169)         (15,777)
   Purchases and redemption of short-term investments..............      (561)           6,372
   Net asset of discontinued operations............................         -           (9,157)
                                                                     --------          --------
        Net cash used in investing activities......................   (12,730)         (18,562)
                                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation............................         -             (197)
   Proceeds from exercise of stock options.........................       229            1,306
                                                                     --------          --------
        Net cash provided by financing activities..................       229            1,109
                                                                     --------          --------
NET DECREASE IN CASH...............................................     3,344           (7,613)
CASH, beginning of period..........................................     9,034            7,984
                                                                     --------          --------
CASH, end of period................................................   $12,378             $371
                                                                     ========          ========




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

         The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 (amounts in thousands):

                                                      3 MONTHS ENDED MARCH 31,
                                                      ------------------------
                                                        2001          2000
                                                      --------       -------
Weighted average number of common shares
   outstanding-Basic...............................     51,315        50,104
Dilutive effect of outstanding stock options.......        585           909
Weighted average number of common shares
   outstanding-Diluted.............................     51,900        51,013

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


                                        (UNAUDITED)
                                          MATURITY                                 MATURITY
                                        -----------                                --------
                           MARCH 31,     WITHIN 1      1 YEAR OR      DEC. 31,      WITHIN 1      1 YEAR OR
                             2001          YEAR           MORE          2000           YEAR         MORE
                           ----------    ---------     ----------     ---------     ---------     ---------
Municipal Bonds......        $71,496      $69,606         $1,890        $65,621      $62,754         $2,867
Corporate Securities.              0            0              0          2,000        2,000              -
Commercial Paper.....         41,362       41,362              0         44,676       44,676              -
                            $112,858     $110,968         $1,890       $112,297     $109,430         $2,867


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

         Reportable segment information for the three months ended March 31, 2001 follows (amounts in thousands):

         THREE MONTHS ENDED MARCH 31,      RETAIL        WHOLESALE      TOTAL
         ----------------------------     ---------      ---------     --------
         2001
         ----
         Net sales.............           $110,212        $14,758      $124,970
         Gross margin..........             45,247          2,824        48,071

         2000
         ----
         Net sales.............            $87,563         13,239      $100,802
         Gross margin..........             36,324          3,178        39,502


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

         As part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth. The Company has made in this Form 10-Q/A forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include:
(i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the orderly operation of the Company's receiving and distribution process, (iii) inflation, consumer confidence and other general economic factors, (iv) the availability of adequate inventory and capital resources, (v) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vi) dependence on key personnel and control of the Company by existing shareholders, (vii) increased competition from new entrants into the deep-discount retail industry and (viii) the Company's ability to open new stores and operate them profitably in new regions such as Nevada and Arizona. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in this Form 10-Q/A.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES: Net sales increased $24.2 million, or 24.0%, to $125.0 million in the 2001 period from $100.8 million in the 2000 period. Retail sales increased $22.7 million to $110.2 million in the 2001 period from $87.6 million in the 2000 period. The retail net sales increase was primarily attributable to the net effect of six net new stores opened in the first three months of 2001, the full quarter effect of 20 new stores opened in 2000 and the 2.9% increase in same store sales. Bargain Wholesale net sales were $14.8 million in the 2001 period, including $1.8 million in net sales to Universal, as compared to $13.2 million in the same period of 2000.

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

         In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover, as of March 31, 2001, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 24,624,129 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


                                                  99 CENTS ONLY STORES
Date: May 21, 2001
                                                  /s/ Andrew A. Farina
                                                  -----------------------------
                                                  Andrew A. Farina
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)