Form 10-Q
period 2001-06-30
99 CENTS ONLY STORE
filed 2001-08-03
CIK 1011290

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, No Par Value, 51,422,554 Shares as of June 30, 2001

===============================================================================

Item 2: Results of Operations

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                                     ASSETS
                                                                            JUNE 30,        DECEMBER 31,
                                                                              2001              2000
                                                                         -------------      ------------
                                                                          (Unaudited)
CURRENT ASSETS:
   Cash.................................................................    $     211        $   9,034
   Short-term investments...............................................      120,433          109,430
   Accounts receivable, net of allowance for doubtful accounts of
      $147 and $113 as of June 30, 2001 and December 31, 2000,
      respectively......................................................        3,627            3,569
   Inventories..........................................................       68,606           63,693
   Other................................................................        3,913            2,663
                                                                            ----------       ----------
      Total current assets..............................................      196,790          188,389

PROPERTY AND EQUIPMENT, at cost:
   Land.................................................................       20,127           17,781
   Building and improvement.............................................       18,921           17,357
   Leasehold improvements...............................................       41,441           34,026
   Fixtures and equipment...............................................       23,524           19,533
   Transportation equipment.............................................        2,400            2,250
   Construction in progress.............................................        8,747            5,091
                                                                            ----------       ----------
                                                                              115,160           96,038
   Less-Accumulated depreciation and amortization.......................      (33,969)         (28,636)
                                                                            ----------       ----------
                                                                               81,191           67,402
OTHER ASSETS:
   Deferred income taxes................................................       12,841           12,841
   Long term investments in marketable securities.......................        1,300            2,867
   Deposits.............................................................          323              308
   Other................................................................        9,485            5,478
                                                                            ----------       ----------
                                                                               23,949           21,494
                                                                            ----------       ----------
                                                                            $ 301,930        $ 277,285
                                                                            ==========       ==========



      The accompanying notes are an integral part of these balance sheets.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       JUNE 30,          DECEMBER 31,
                                                                         2001                2000
                                                                     -------------       ------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable................................................    $  11,720           $  12,622
  Accrued expenses:
     Payroll and payroll-related..................................        1,667               2,530
     Sales tax....................................................          964               2,802
     Other........................................................          418                 340
   Workers compensation...........................................        3,261               2,764
   Income taxes payable...........................................        4,696                 552
                                                                      ----------          ----------
    Total current liabilities                                            22,726              21,610
                                                                      ----------          ----------
LONG-TERM LIABILITIES:
   Deferred rent..................................................        2,202               2,142
                                                                      ----------          ----------
    Total Long-term liabilities                                           2,202               2,142
                                                                      ----------          ----------
COMMITMENTS AND CONTINGENCIES:                                                -                   -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
     Authorized-1,000,000 shares
   Issued and outstanding-none....................................            -                   -
  Common stock, no par value
     Authorized-100,000,000 shares
      Issued and outstanding 51,442,554 at June 30, 2001
        and 51,303,075 at December 31, 2000.......................      141,064             138,487
   Retained earnings..............................................      135,938             115,046
                                                                      ----------          ----------
                                                                        277,002             253,533
                                                                      ----------          ----------
                                                                      $ 301,930           $ 277,285
                                                                      ==========          ==========



      The accompanying notes are an integral part of these balance sheets.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
                   THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                  2001 AND JUNE 30, 2000 (Amounts In Thousands,
                             Except Per Share Data)
                                   (Unaudited)
                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30                      JUNE 30,
                                                                                 2001         2000            2001         2000
                                                                              ----------    ---------       ---------    ---------
NET SALES:
  99 Cents Only Stores..................................................       $122,522       $96,407        $232,734    $183,970
  Bargain Wholesale (includes sales to an affiliate of $1,217 for the three months ended June 30, 2001 and $3,020 for
     the six months ended June 30, 2001)................................         13,852        11,540          28,609      24,779
                                                                              ----------     ---------      ----------  ----------
                                                                                136,374       107,947         261,343     208,749
COST OF SALES...........................................................         83,195        66,332         160,094     127,632
                                                                              ----------     ---------      ----------  ----------
   Gross profit.........................................................         53,179        41,615         101,249      81,117

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses...................................................         33,817        25,124          64,656      49,996
   Depreciation and amortization........................................          2,897         2,081           5,524       3,989
                                                                              ----------     ---------      ----------  ----------
                                                                                 36,714        27,205          70,180      53,985
                                                                              ----------     ---------      ----------  ----------
   Operating income.....................................................         16,465        14,410          31,069      27,132

OTHER (INCOME) EXPENSE:
   Interest income......................................................         (1,091)         (767)         (2,426)     (1,485)
  Interest expense......................................................              -           185               -         370
   Other................................................................           (360)            -            (720)           -
                                                                              ----------     ---------      ----------  ----------
                                                                                 (1,451)         (582)         (3,146)     (1,115)
                                                                              ----------     ---------      ----------  ----------
  Income before provision for income taxes..............................         17,916        14,992          34,215      28,247
PROVISION FOR INCOME TAXES..............................................          6,987         5,908          13,323      11,152
                                                                              ----------     ---------      ----------  ----------
NET INCOME..............................................................        $10,929        $9,084         $20,892     $17,095
                                                                              ==========     =========      ==========  ==========
NET EARNINGS PER COMMON SHARE:
   Basic................................................................          $0.21         $0.18           $0.41       $0.34
   Diluted..............................................................          $0.21         $0.17           $0.40       $0.33
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic................................................................         51,392        50,472          51,354      50,288
   Diluted..............................................................         52,137        52,455          52,019      51,734


   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                           JUNE 30,
                                                                                    2001              2000
                                                                                 ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................   $ 20,892         $ 17,095
  Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization............................................      5,524            3,989
      Other....................................................................       (190)               -
  Changes in assets and liabilities associated with operating activities:
      Accounts receivable......................................................        (59)            (266)
      Inventories..............................................................     (4,913)          (4,957)
      Other assets.............................................................     (4,758)            (309)
      Accounts payable.........................................................       (901)          (1,801)
      Accrued expenses.........................................................     (2,624)          (2,230)
      Worker's compensation....................................................        497              178
      Income taxes.............................................................      4,143            4,884
      Deferred rent............................................................         60               80
                                                                                  ---------        ---------
Net cash provided by operating activities......................................     17,671           16,663
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.........................................    (17,810)         (18,727)
   Purchases of short-term investments.........................................     (9,436)          (3,309)
   Purchases of long-term investments and other................................     (1,825)                -
   Net asset of discontinued operations........................................          -           (7,520)
                                                                                  ---------        ---------
        Net cash used in investing activities..................................    (29,071)         (29,556)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation........................................          -             (50)
   Proceeds from exercise of stock options.....................................      2,577            5,263
                                                                                  ---------        ---------
        Net cash provided by financing activities..............................      2,577            5,213
                                                                                  ---------        ---------
NET DECREASE IN CASH...........................................................     (8,823)          (7,680)
CASH, beginning of period......................................................      9,034            7,984
                                                                                  ---------        ---------
CASH, end of period............................................................   $    211         $    304
                                                                                  =========        =========



   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed March 22, 2001. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION OF OPERATIONS

     The Company's 99 Cents Only Stores are primarily located in Southern California and Central California except for five 99 Cents Only Stores located in Las Vegas, Nevada, and two in Phoenix, Arizona. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in these geographic regions. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

     The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and the six months ended June 30, 2001 and 2000 (amounts in thousands):

                                                       3 MONTHS ENDED JUNE 30,     6 MONTHS ENDED JUNE 30,
                                                       -----------------------     -----------------------
                                                          2001          2000          2001          2000
                                                         ------        ------        ------        ------
Weighted average number of common shares
   outstanding-Basic...............................      51,392        50,472        51,354        50,288
Dilutive effect of outstanding stock options.......         745         1,983           665         1,446
                                                         ------        ------        ------        ------
Weighted average number of common shares
   outstanding-Diluted.............................      52,106        52,455       52,0019        51,734
                                                         ------        ------        ------        ------


3. SHORT-TERM INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of June 30, 2001 and December 31, 2000, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                         (UNAUDITED)
                                           MATURITY                            MATURITY

                        JUNE 30,      WITHIN 1     1 YEAR OR      DEC. 31,      WITHIN 1     1 YEAR OR
                          2001          YEAR         MORE          2000           YEAR          MORE
                       ----------    ----------   -----------    ----------    ----------   -----------
Municipal Bonds......    $88,866       $87,566        $1,300       $65,621       $62,754        $2,867
Corporate Securities.      5,500         5,500             0         2,000         2,000             -
Commercial Paper.....     27,367        27,367             0        44,676        44,676             -
                       ----------    ----------     ---------    ----------    ----------     ---------
                        $121,733      $120,433        $1,300      $112,297      $109,430        $2,867
                       ==========    ==========     =========    ==========    ==========     =========


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

     In July 2001, the FASB is expected to approve two final statements: SFAS No. 141, "Business Combinations" which provides guidance on the accounting for business combinations and SFAS 142, Goodwill and Other Intangible Assets, which defines when and how goodwill and other intangible assets are amortized. These statements will be effective on January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position.

5. RELATED-PARTY TRANSACTIONS

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc., to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note 12). Mr. Gold is also the Chief Executive Officer and a director. From January 1, 2001 to June 30, 2001, the Company received payments and recognized income of $1.6 million and $0.7 million under a Services Agreement and Lease Agreement, respectively, related to this transaction.

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

     At June 30, 2001, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three months ended June 30, 2001 follows (amounts in thousands):

             THREE MONTHS ENDED
             JUNE 30                         RETAIL            WHOLESALE               TOTAL
                                           --------            ---------             --------
             2001
             Net sales.............        $122,522              $13,852             $136,374
             Gross margin..........          50,472                2,707               53,179

             2000
             Net sales.............         $96,407               11,540             $107,947
             Gross margin..........          39,161                2,454               41,615


             SIX MONTHS ENDED
             JUNE 30                        RETAIL             WHOLESALE              TOTAL
                                           --------            ---------             --------
             2001
             Net sales.............        $232,734              $28,609             $261,343
             Gross margin..........          95,718                5,531              101,249

             2000
             Net sales.............        $183,970               24,779             $208,749
             Gross margin..........          75,485                5,632               81,117

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of June 30, 2001, the Company operated a chain of 110 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened thirteen, eighteen and twenty stores in 1998, 1999 and 2000, respectively (eleven, fourteen and twenty respectively, net of relocated stores). In 2001 the Company opened thirteen new 99 Cents Only Stores, including one relocation, through June 30, 2001, six in Southern California, two in Central California, three in Las Vegas, Nevada and two in Phoenix, Arizona. The Company plans to open at least 13 additional 99 Cents Only Stores during the remainder of the year.

     Bargain Wholesale's growth over the three years ended December 31, 2000 and the first three and six months of 2001 was primarily attributable to an increased focus on large domestic accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

     The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include: (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the orderly operation of the Company's receiving and distribution process, (iii) inflation, consumer confidence and other general economic factors, (iv) the availability of adequate inventory and capital resources, (v) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vi) dependence on key personnel and control of the Company by existing shareholders, (vii) increased competition from new entrants into the deep-discount retail industry and (viii) the Company's ability to locate suitable real estate for new stores, open new stores and operate them profitably in new regions such as Nevada and Arizona. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS JUNE 30, 2000

NET SALES: Net sales increased $28.5 million, or 26.4%, to $136.4 million in the 2001 period from $107.9 million in the 2000 period. Retail sales increased $26.1 million to $122.5 million in the 2001 period from $96.4 million in the 2000 period. The retail net sales increase was primarily attributable to the net effect of six new stores opened in the first three months of 2001, the full quarter effect of 20 new stores opened in 2000 and the 5.5% increase in same store sales. Bargain Wholesale net sales were $13.9 million in the 2001 period, (including $1.2 million in net sales to Universal International), as compared to $11.5 million in the same period of 2000.

GROSS PROFIT: Gross profit increased approximately $11.6 million, or 27.9%, to $53.2 million in the 2001 period from $41.6 million in the 2000 period. The increase in gross profit was primarily due to higher net sales volume. Overall gross profit margin as a percentage of net sales was 39.0% in 2001 versus 38.6% in 2000. The gross profit margin was higher primarily as a result of merchandise cost factors and product category mix factors.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $9.5 million, or 35.0%, to $36.7 million in the 2001 period from $27.2 million in the 2000 period. As a percentage of net sales, total SG&A increased to 26.9% from 25.2% in 2000. The majority of this increase was a result of the California minimum wage increase in January 2001 (partially offset by $0.8 million in management fees earned for administrative services provided to Universal). Additional cost increases included retail store utility costs, pre-opening costs for three stores opened in the last month of the quarter, an increase in costs associated with credit card sales and an increase in depreciation.

OPERATING INCOME: Operating income was $16.5 million in 2001, an increase of $2.1 million, or 14.3% over the second quarter of 2000. Operating margin was 12.1% in 2001 versus 13.4% in 2000.

INTEREST INCOME (EXPENSE): Interest (expense) relates to interest on the Company's capitalized lease on its warehouse facility in 2000. The building was acquired in December 2000 and no interest expense was incurred in 2001. Interest income was $1.1 million in 2001 compared to $0.8 million in 2000. Interest income is earned on the Company's cash balances and short-term and long-term investments. During 2001 and 2000, the Company had no bank debt. The increase in interest income results from a $58.7 million increase in cash and marketable securities since June 30, 2000.

OTHER INCOME: Other income of $0.4 million represents rental income from a building lease to Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $7.0 million in the 2001 period compared to $5.9 million in 2000. The effective rate of the provision for income taxes was approximately 39.0% in 2001 versus 39.4% in 2000. This variance results from available tax credits and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $1.8 million to $10.9 million in 2001, or $0.21 per diluted share from $9.1 million in the 2000 period, or $0.17 per diluted share. Net income as a percentage of sales was 8.0% in 2001 and 8.4% in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES: Net sales increased $52.6 million, or 25.2%, to $261.3 million in the 2001 period from $208.7 million in the 2000 period. Retail sales increased $48.7 million to $232.7 million in the 2001 period from $184.0 million in the 2000 period. The retail net sales increase was attributable to the net effect of twelve net new stores opened in 2001, the full six months effect of 20 net new stores opened in the first half of 2000, and a 4.2% increase in comparable same store sales for the six-month period. Bargain Wholesale net sales were $28.6 million in the first six months of 2001 and $24.8 million for the same period in 2000. Included in the wholesale sales for the six months ended June 30, 2001 are $3.1 million of shipments to Universal at a 10% gross margin.

GROSS PROFIT: Gross profit increased approximately $20.1 million, or 24.8%, to $101.2 million in the 2001 period from $81.1 million in the 2000 period. The increase in gross profit was primarily due to higher net sales volume. The gross profit margin as a percentage of net sales was 38.7% in the 2001 period versus 38.9% in the 2000 period. The year to date retail gross margin was 41.1% versus 40.6% in 2000. The change in the retail gross profit margin is due to product category sales mix. The change in the overall gross profit margin resulted from a 3.4% percentage point decline in the wholesale margin due to competitive price promotions and the shipments to Universal mentioned in "Net Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $16.2 million, or 30.0%, to $70.2 million in the 2001 period from $54.0 million in the 2000 period. As a percentage of net sales, total SG&A increased to 26.8% from 25.9% in 2000. This increase was a result of the California minimum wage increase in January 2001 (partially offset by $0.8 million in management fees earned for administrative services provided to Universal). Additional cost increases included retail store utility costs, pre-opening costs for three stores opened in the last month of the period and an increase in costs associated with credit card sales.

OPERATING INCOME: Operating income increased $4.0 million, or 14.8%, to $31.1 million in 2001 from $27.1 million in 2000. Operating margin was 11.9% in 2001 versus 13.0% in 2000.

INTEREST INCOME (EXPENSE): Interest (expense) relates to interest on the Company's capitalized lease on its warehouse facility in 2000. The building was acquired in December 2000 and no interest expense was incurred in 2001. The Company's cash balances and short-term and long-term investments increased $58.7 million compared to June 2000. The change in net interest income between 2001 and 2000 was due to interest earned on short-term marketable securities. During 2001 and 2000, the Company had no bank debt.

OTHER INCOME: Other income of $0.7 million represents rental income from a building lease to Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes for the six months ended June 30, 2001, was $13.3 million compared to $11.2 million in 2000. The effective rate of the provision for income taxes was approximately 38.9% in 2001 and 39.5% in 2000. This variance results from available tax credits and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $3.9 million, or 22.8% to $21.0 million or $0.40 per diluted share in 2001 from $17.1 million or $0.33 per diluted share in the 2000 period. Net income as a percentage of sales was 8.0% in 2001 and 8.2% in 2000.

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

     As of June 30, 2001, the Company owned the land and buildings for 13 of its 99 Cents Only Stores retail store locations, a main warehouse and distribution center in Los Angeles, California (where corporate headquarters are located) and a distribution warehouse in Minnesota, which is currently leased to Universal. The Company may acquire other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

     Net cash provided by operations was $17.7 million for the six-month period ended June 30, 2001. Inventories increased $4.9 million. Other assets increased $4.8 million. The Company's accounts payable and accruals for the six-month period ended June 30, 2001 decreased by $0.9 million and $2.6 million, respectively. In the six-month period ended June 30, 2000 cash provided by operations was $16.7 million, inventories increased $5.0 million, trade receivables increased $0.3 million and payables and accruals decreased $4.0 million.

     Net cash used in investing activities was $29.1 million in 2001, consisting of expenditures for property and equipment of $17.8 million and an increase of $9.4 million in marketable securities. In 2000, net cash used in investing activities was $29.6 million, including capital expenditures of $18.7 million, an increase of $7.5 million in net assets of a discontinued operation and a $3.3 million purchase of short term securities. Cash proceeds from financing activities were $2.6 million in 2001, which represents proceeds from the exercise of employee stock options. In 2000, proceeds from the exercise of stock options were $5.2 million.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and management does not expect adoption of this standard to have a material impact on the Company's financial reporting or results of operations.

     The Company currently plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The Company's cash needs for new store openings are expected to total approximately $23 million in 2001. Pre-opening expenses are not capitalized by the Company. The Company believes that its total capital expenditure requirements, including new store openings and existing store refurbishment will increase to approximately $30 million in 2001. Capital expenditures in 2001 are currently expected to be incurred primarily for new store openings, improvements to existing stores and information systems. The Company believes that cash flow from its operations will be sufficient to meet operating needs, capital spending requirements and its stock repurchase program for at least the next twelve months. The Company did not repurchase any shares of its stock during the six months ended June 30, 2001.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1998, 1999 and 2000, we opened thirteen, eighteen and twenty 99 Cents Only Stores, respectively (eleven stores in 1998 and fourteen stores in 1999, respectively, net of relocated stores). As of June 30, 2001, we opened 13 stores including one relocation and we expect to open at least 13 additional stores in 2001. We currently plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR OPERATIONS ARE MAINLY CONCENTRATED IN SOUTHERN CALIFORNIA

     All but seven of our 110 99 Cents Only Stores are currently located in Southern and Central California. The Company currently has five stores in Las Vegas, Nevada and two stores in Phoenix, Arizona. In addition, our year 2001 retail expansion plan includes new stores in these regions. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy, Las Vegas, Nevada and Phoenix, Arizona. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. However, retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

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

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1998, 1999 and 2000, we recorded net inventory of $49.6 million, $53.9 million and $63.7 million, respectively. At June 30, 2001 net inventory was $68.6 million.

     We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur.

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

     In January 2001 California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. The Company believes that annual payroll expenses could increase approximately less than 2.0% over this two-year period as a result. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

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

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We currently lease all but 11 of our stores. In December 2000, the Company exercised its option to purchase its main warehouse and distribution facility in the Los Angeles area (where our executive offices are located) for $10.5 million. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our main warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover, as of June 30, 2001, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 19,803,814 shares of our voting stock or 38.5% of the outstanding shares. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 2001, the Company had $121.7 million in marketable securities maturing at various dates through August 2002. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved from time to time in claims, proceedings and litigation arising from its business. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company held its 2001 Annual Meeting of Stockholders on May 16, 2001. There were two matters submitted for a vote of the shareholders. The first matter was the election of nine directors to hold office for a one-year term. The second matter was to consider and act upon a shareholder proposal that requested the Board of Directors to establish certain vendor standards to be inserted in the Company's purchase contracts with its vendors. The results of the voting for the directors were that four directors, David Gold, Howard Gold, Jeff Gold and Eric Schiffer received 39,883,652 shares voted for, and 2,124,730 shares withheld. Five directors, William O. Christy, Lawrence Glascott, Marvin Holen, Ben Schwartz and John Shields, received 41,340,621 shares voted for and 667,761 shares withheld. Accordingly all directors were elected. The results of the voting for the shareholder proposal were 4,668,213 shares voted for, 36,080,021 shares voted against and 1,260,148 shares abstained.

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


                                          99 CENTS ONLY STORES

Date: July 21, 2001                       /s/ Andrew A. Farina
                                          ---------------------------
                                          Andrew A. Farina
                                          Chief Financial Officer
                                          (Duly Authorized Officer)