Form 10-Q
period 2001-09-30
99 CENTS ONLY STORE
filed 2001-10-31
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

        Common Stock, No Par Value, 51,842,404 Shares as of September 30, 2001

Item 2: Results of Operations

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                                     ASSETS

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2001             2000
                                                                                     ------------      ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash......................................................................           $ 10,783        $  9,034
   Short-term investments....................................................            122,469         109,430
   Accounts receivable, net of allowance for doubtful accounts of $152 and
     $113 as of September 30, 2001 and December 31, 2000, respectively.......              5,430           3,569
   Inventories...............................................................             68,215          63,693
   Other.....................................................................              4,051           2,663
                                                                                     ------------      ----------
     Total current assets....................................................            210,948         188,389

PROPERTY AND EQUIPMENT, at cost:
   Land......................................................................             21,189          17,781
   Building and improvement..................................................             19,628          17,357
   Leasehold improvements....................................................             45,957          34,026
   Fixtures and equipment....................................................             26,433          19,533
   Transportation equipment..................................................              2,599           2,250
   Construction in progress..................................................             11,730           5,091
                                                                                     ------------      ----------
                                                                                         127,536          96,038
   Less-Accumulated depreciation and amortization............................            (37,148)        (28,636)
                                                                                     ------------      ----------
                                                                                          90,388          67,402
OTHER ASSETS:
   Deferred income taxes.....................................................             12,841          12,841
   Long-term investments in marketable securities............................                  -           2,867
   Other long-term investments...............................................              1,353               -
   Deposits..................................................................                315             308
   Other.....................................................................              7,919           5,478
                                                                                     ------------      ----------
                                                                                          22,428          21,494
                                                                                     ------------      ----------
                                                                                        $323,764        $277,285
                                                                                     ============      ==========


      The accompanying notes are an integral part of these balance sheets.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2001             2000
                                                                                   -------------     ------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable...........................................................         $ 10,178         $ 12,622
  Accrued expenses:
     Payroll and payroll-related.............................................            1,970            2,530
     Sales tax...............................................................            2,006            2,802
     Other...................................................................              476              340
   Workers compensation......................................................            3,377            2,764
   Income taxes payable......................................................            6,960              552
                                                                                   -------------     -----------
    Total current liabilities                                                           24,967           21,610
                                                                                   -------------     -----------
LONG-TERM LIABILITIES:
   Deferred rent.............................................................            2,232            2,142
                                                                                   -------------     -----------
    Total long-term liabilities                                                          2,232            2,142
                                                                                   -------------     -----------
COMMITMENTS AND CONTINGENCIES:                                                               -                -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
   Issued and outstanding-none...............................................                -                -
  Common stock, no par value
    Authorized-100,000,000 shares
     Issued and outstanding 51,842,404 at September 30, 2001 and 51,303,075
       at December 31, 2000..................................................          149,458          138,487
   Retained earnings.........................................................          147,107          115,046
                                                                                   -------------     -----------
                                                                                       296,565          253,533
                                                                                   -------------     -----------
                                                                                      $323,764         $277,285
                                                                                   =============     ===========


      The accompanying notes are an integral part of these balance sheets.


                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                  2001        2000         2001         2000
                                                               ---------    ---------   ----------   ----------
NET SALES:
  99 Cents Only Stores.....................................     $130,799     $98,096     $363,534     $282,066
  Bargain Wholesale (includes sales to an affiliate of
     $1,165 for the three months ended September 30, 2001
     and $4,185 for the nine months ended September 30,
     2001).................................................       13,223      11,336       41,831       36,115
                                                               ----------   ---------   ----------   ----------
                                                                 144,022     109,432      405,365      318,181
COST OF SALES..............................................       87,751      66,992      247,845      194,624
                                                               ----------   ---------   ----------   ----------
   Gross profit............................................       56,271      42,440      157,520      123,557

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses......................................       36,329      27,061      100,985       77,057
   Depreciation and amortization...........................        3,179       2,206        8,703        6,195
                                                               ----------   ---------   ----------   ----------
                                                                  39,508      29,267      109,688       83,252
                                                               ----------   ---------   ----------   ----------
   Operating income........................................       16,763      13,173       47,832       40,305
OTHER (INCOME) EXPENSE:
   Interest income.........................................        (937)     (1,158)      (3,364)      (2,643)
   Interest expense........................................            -         185            -          555
   Other...................................................        (360)           -      (1,080)            -
                                                               ----------   ---------   ----------   ----------
                                                                 (1,297)       (973)      (4,444)      (2,088)
                                                               ----------   ---------   ----------   ----------
  Income from continuing operations before provisions
     for income taxes......................................       18,060      14,146       52,276       42,393
PROVISION FOR INCOME TAXES.................................        6,892       5,571       20,215       16,723
                                                               ----------   ---------   ----------   ----------
  Income from continuing operations........................       11,168       8,575       32,061       25,670
  (Loss) from discontinued operation.......................            -     (1,050)                   (1,050)
                                                               ----------   ---------   ----------   ----------
NET INCOME.................................................      $11,168      $7,525      $32,061      $24,620
                                                               ==========   =========   ==========   ==========
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS:
   Basic...................................................        $0.22       $0.17        $0.62        $0.51
   Diluted.................................................        $0.21       $0.16        $0.61        $0.49
LOSS PER COMMON SHARE FROM DISCONTINUED OPERATION:
   Basic...................................................            -     ($0.02)            -      ($0.02)
   Diluted.................................................            -     ($0.02)            -      ($0.02)
NET EARNINGS PER COMMON SHARE:
   Basic...................................................        $0.22       $0.15        $0.62        $0.49
   Diluted.................................................        $0.21       $0.14        $0.61        $0.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic...................................................       51,759      51,051       51,497       50,542
   Diluted.................................................       52,790      52,189       52,333       51,886



   The accompanying notes are an integral part of these financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                               SEPTEMBER 30,
                                                                            2001          2000
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $32,061       $24,620
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................         8,703         6,195
     Loss from discontinued operations..............................             -         1,050
     Tax benefit from exercise of non qualified employee stock
       options......................................................         3,925         8,059
     Other..........................................................         (191)         (149)
  Changes in assets and liabilities associated with operating activities:
     Accounts receivable............................................       (1,861)         (691)
     Inventories....................................................       (4,522)      (10,148)
     Other assets...................................................       (3,836)       (1,382)
     Accounts payable...............................................       (2,444)       (1,384)
     Accrued expenses...............................................       (1,220)       (1,836)
     Worker's compensation..........................................           613           369
     Income taxes...................................................         6,408       (3,036)
     Deferred rent..................................................            90           110
                                                                          ---------     ---------
Net cash provided by operating activities...........................        37,726        21,777
                                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................      (31,498)      (21,828)
   Purchases of short-term investments..............................      (13,039)      (16,007)
   Sale of long-term investments and other..........................         1,514         4,091
   Net asset of discontinued operations.............................             -       (8,031)
                                                                          ---------     ---------
       Net cash used in investing activities........................      (43,023)      (41,775)
                                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation.............................             -          (75)
   Proceeds from exercise of stock options..........................         7,046        12,422
                                                                          ---------     ---------
       Net cash provided by financing activities....................         7,046        12,347
                                                                          ---------     ---------
NET INCREASE (DECREASE) IN CASH.....................................         1,749       (7,651)
CASH, beginning of period...........................................         9,034         7,984
                                                                          ---------     ---------
CASH, end of period.................................................       $10,783          $333
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

CONCENTRATION OF OPERATIONS

     The Company's 117, 99 Cents Only Stores are primarily located in Southern California and Central California except for five 99 Cents Only Stores located in Las Vegas, Nevada, and four in Phoenix, Arizona. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in these geographic regions. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

     The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and the nine months ended September 30, 2001 and 2000 (amounts in thousands):

                                                          3 MONTHS ENDED         9 MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                         2001        2000       2001        2000
                                                       --------    --------   --------    --------
Weighted average number of common shares
   outstanding-Basic...............................     51,759      51,051     51,497      50,542
Dilutive effect of outstanding stock options......       1,031       1,138        836       1,344
                                                        ------      ------     ------      ------
Weighted average number of common shares
   outstanding-Diluted.............................     52,790      52,189     52,333      51,886
                                                        ------      ------     ------      ------


3. SHORT-TERM INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of September 30, 2001 and December 31, 2000, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                      (UNAUDITED)
                                        MATURITY                                 MATURITY
                                        --------                                 --------
                         SEPTEMBER     WITHIN 1      1 YEAR OR     DEC. 31,      WITHIN 1      1 YEAR OR
                          30, 2001        YEAR          MORE          2000          YEAR          MORE
                         ----------    ---------     ----------    ---------     ---------     ---------
Municipal Bonds......    $ 86,968      $ 86,968        $    -      $ 65,621      $ 62,754        $2,867
Federal Bonds .......       1,494         1,494             -
Corporate Securities.       8,875         8,875             -         2,000         2,000             -
Commercial Paper.....      25,132        25,132             -        44,676        44,676             -
                         --------      --------      --------      --------      --------      --------
                         $122,469      $122,469        $    -      $112,297      $109,430        $2,867
                         --------      --------      --------      --------      --------      --------


4. NEW AUTHORITATIVE PRONOUNCEMENTS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and it did not have a material impact on the Company's financial reporting or results of operations.

     In July 2001, the FASB approved two final statements: SFAS No. 141, "Business Combinations" which provides guidance on the accounting for business combinations and SFAS 142, "Goodwill and Other Intangible Assets", which defines when and how goodwill and other intangible assets are amortized. These statements will be effective on January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect that the adoption of SFAS 144 will have an impact on the Company's financial position or results of operations.

5. RELATED-PARTY TRANSACTIONS

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc., to a company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note 12 of the 99 Cents Only Stores Annual Report on Form 10-K). Mr. Gold is also the Chief Executive Officer and a director of the Company. The Company provides certain services and leases real property to Universal. From January 1, 2001 to September 30, 2001, the Company received payments of $2.5 million, included in operating expenses, and $1.1 million, included in other income, under a Services Agreement and Lease Agreement, respectively, related to this transaction.

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

     At September 30, 2001, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three months and nine months ended September 30, 2001 follows (amounts in thousands):

           THREE MONTHS ENDED
           SEPTEMBER 30               RETAIL         WHOLESALE          TOTAL
                                     --------        ---------         --------
           2001
           Net sales.............    $130,799          $13,223         $144,022
           Gross margin..........      53,709            2,562           56,271

           2000
           Net sales.............     $98,096           11,336         $109,432
           Gross margin..........      40,089            2,351           42,440

           NINE MONTHS ENDED
           SEPTEMBER 30               RETAIL         WHOLESALE          TOTAL
                                     --------        ---------         --------
           2001
           Net sales.............    $363,534          $41,831         $405,365
           Gross margin..........     149,426            8,094          157,520

           2000
           Net sales.............    $282,066           36,115         $318,181
           Gross margin..........     115,573            7,984          123,557


7. STATEMENTS OF CASH FLOW

     The Company prepares its statements of cash flows using the indirect method as prescribed by the Statement of Financial Accounting Standards Board No. 95. The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash payments for income taxes for the nine months ended September 30, 2000 and 2001 were $12,010 and $16,725 respectively.

     Cash payments for interest taxes for the nine months ended September 30, 2000 were $555. There were no cash payments for interest expense for the nine month period ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores retail location and as of September 30, 2001, the Company operated a chain of 117 deep-discount 99 Cents Only Stores. The Company's growth during the last four years has come primarily from new store openings. The Company opened thirteen, eighteen and twenty stores in 1998, 1999 and 2000, respectively (eleven, fourteen and twenty respectively, net of relocated stores). In 2001 the Company opened nineteen new 99 Cents Only Stores, including one relocation, through September 30, 2001, seven in Southern California, five in Central California, three in Las Vegas, Nevada and four in Phoenix, Arizona. The Company plans to open six additional 99 Cents Only Stores during the fourth quarter of 2001.

     Bargain Wholesale's growth over the three years ended December 31, 2000 and the first nine months of 2001 was primarily attributable to an increased focus on domestic accounts and expansion into new geographic markets. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to 99 Cents Only Stores retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

     The Company has made in this Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, expansion plans, economic performance, financial condition, store openings, purchasing abilities, sales per square foot and comparable store net sales trends and capital requirements. Such forward-looking statements may be identified by the use of words such as "believe", "anticipate," "intend" and "expect" and variations thereof. Such forward-looking statements are subject to various risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from those currently anticipated due to a number of factors. Some of those factors include: (i) the Company's ability to open new stores on a timely basis and operate them profitably, (ii) the orderly operation of the Company's receiving and distribution process, (iii) inflation, consumer confidence and other general economic factors, (iv) the availability of adequate inventory and capital resources, (v) the risk of a disruption in sales volume in the fourth quarter and other seasonal factors, (vi) dependence on key personnel and control of the Company by existing shareholders, (vii) increased competition from new entrants into the deep-discount retail industry, (viii) the Company's ability to locate suitable real estate for new stores, open new stores and operate them profitably in new regions such as Nevada and Arizona and (ix) the economic effects of the September 11, 2001 terrorist attacks in the United States. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Readers of this report should carefully read the risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS SEPTEMBER 30, 2000

NET SALES: Net sales increased $34.6 million, or 31.6%, to $144.0 million in the 2001 period from $109.4 million in the 2000 period. Retail sales increased $32.7 million to $130.8 million in the 2001 period from $98.1 million in the 2000 period. The retail net sales increase was primarily attributable to the net effect of nineteen new stores opened in the first nine months of 2001, the full third quarter effect of four new stores opened in the third quarter of 2000 and the 9.3% increase in same store sales. Bargain Wholesale net sales were $13.2 million in the 2001 period (including $1.2 million in net sales and $0.1 million in gross margin to Universal International,Inc.), as compared to $11.3 million in the same period of 2000.

GROSS PROFIT: Gross profit increased approximately $13.9 million, or 32.8%, to $56.3 million in the 2001 period from $42.4 million in the 2000 period. The increase in the gross profit dollars was primarily due to higher net sales volume. Overall gross profit margin as a percentage of net sales was 39.1% in 2001 versus 38.8% in 2000. The gross profit margin was higher primarily as a result of favorable merchandise cost factors and product category mix factors for the retail sales.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $10.2 million, or 34.8%, to $39.5 million in the 2001 period from $29.3 million in the 2000 period. As a percentage of net sales, total SG&A increased to 27.4% in 2001 from 26.7% in 2000. The majority of this increase was a result of the California minimum wage increase in January 2001 (partially offset by $0.9 million in management fees earned for administrative services provided to Universal under the services agreement). Additional cost increases included retail store utility costs, costs associated with systems improvements and infrastructure, pre-opening costs for four stores opened in the last month of the quarter, an increase in costs associated with credit card sales and an increase in depreciation expense.

OPERATING INCOME: Operating income was $16.8 million in 2001, an increase of $3.6 million, or 27.3% over the third quarter of 2000. Operating margin was 11.7% in 2001 versus 12.0% in 2000.

INTEREST INCOME (EXPENSE): Interest income was $0.9 million in 2001 compared to $1.2 million in 2000. The decrease is reflective of a decrease in overall interest rates. Interest income is earned on the Company's cash balances and short-term and long-term investments. Interest (expense) relates to interest paid in 2000 on the Company's capitalized lease on its current warehouse facility. The Company acquired this building in December 2000 and therefore no interest expense was incurred in 2001. During 2001 and 2000, the Company had no bank debt.

OTHER INCOME: Other income of $0.4 million represents rental income from a building lease to Universal (see note 5 of notes to financial statements above).

PROVISION FOR INCOME TAXES: The provision for income taxes was $6.9 million in the 2001 period compared to $5.6 million in 2000. The effective rate of the provision for income taxes was approximately 38.2% in 2001 versus 39.4% in 2000. This variance results from available tax credits and tax-free interest income earned.

NET INCOME FROM CONTINUING OPERATIONS: Net income from continuing operations increased $2.6 million to $11.2 million in 2001, or $0.21 per diluted share, from $8.6 million in the 2000 period, or $0.16 per diluted share. Net income from continuing operations as a percentage of sales was 7.8% in 2001 and 7.9% in 2000.

LOSS FROM DISCONTINUED OPERATION: In September 2000 the Company sold its interest in Universal International, Inc. and incurred an additional charge of $1.1 million for the loss on the sale of Universal (see note 5 to the financial statements above).

NET INCOME: As a result of the items discussed above, net income increased $3.7 million to $11.2 million in 2001, or $0.21 per diluted share from $7.5 million in the 2000 period, or $0.14 per diluted share. Net income as a percentage of sales was 7.8% in 2001 and 6.9% in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES: Net sales increased $87.2 million, or 27.4%, to $405.4 million in the 2001 period from $318.2 million in the 2000 period. Retail sales increased $81.4 million to $363.5 million in the 2001 period from $282.1 million in the 2000 period. The retail net sales increase was attributable to the net effect of nineteen net new stores opened in 2001, the full nine months effect of 20 net new stores opened in 2000, and a 5.9% increase in comparable same store sales for the nine-month period. Bargain Wholesale net sales were $41.8 million in the first nine months of 2001 and $36.1 million for the same period in 2000. Included in the wholesale sales for the nine months ended September 30, 2001 are $4.2 million of shipments to Universal at a 10% gross margin.

GROSS PROFIT: Gross profit increased approximately $33.9 million, or 27.4%, to $157.5 million in the 2001 period from $123.6 million in the 2000 period. The increase in gross profit was primarily due to higher net sales volume. The gross profit margin as a percentage of net sales was 38.9% in both the 2001 and 2000 period. The year to date retail gross margin was 41.1% versus 41.0% in 2000. The change in the retail gross profit margin is due to product category sales mix.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $26.5 million, or 31.8%, to $109.7 million in the 2001 period from $83.3 million in the 2000 period. As a percentage of net sales, total SG&A increased to 27.1% from 26.2% in 2000. This increase was a result of the California minimum wage increase in January 2001 (partially offset by $2.5 million in management fees earned for administrative services provided to Universal under the services agreement). Additional cost increases included retail store utility costs, pre-opening costs for four stores opened in the last month of the period and an increase in costs associated with credit card sales.

OPERATING INCOME: Operating income increased $7.5 million, or 18.6%, to $47.8 million in 2001 from $40.3 million in 2000. Operating margin was 11.8% in 2001 versus 12.7% in 2000.

INTEREST INCOME (EXPENSE): Interest income was $3.4 million in 2001 compared to $2.6 million in 2000. The increase is attributable to increases in cash and marketable securities. Interest income is earned on the Company's cash balances and short-term and long-term investments. Interest (expense) relates to interest paid in 2000 on the Company's capitalized lease on its current warehouse facility. The Company acquired this building in December 2000 and therefore no interest expense was incurred in 2001. During 2001 and 2000, the Company had no bank debt.

OTHER INCOME: Other income of $1.1 million represents rental income from a building lease to Universal (see note 5 of notes to financial statements above).

PROVISION FOR INCOME TAXES: The provision for income taxes for the nine months ended September 30, 2001, was $20.2 million compared to $16.7 million in 2000. The effective rate of the provision for income taxes was approximately 38.6% in 2001 and 39.4% in 2000. This variance results from available tax credits and tax-free interest income earned.

NET INCOME FROM CONTINUING OPERATIONS: Net income from continuing operations increased $6.4 million to $32.1 million in 2001, or $0.61 per diluted share, from $25.7 million in the 2000 period, or $0.49 per diluted share. Net income from continuing operations as a percentage of sales was 7.9% in 2001 and 8.1% in 2000.

LOSS FROM DISCONTINUED OPERATION: In September 2000 the Company sold its interest in Universal International, Inc. and incurred an additional charge of $1.1 million for the loss on the sale of Universal (see note 5 of notes to the financial statements above).

NET INCOME: As a result of the items discussed above, net income increased $7.5 million, or 30.5%, to $32.1 million or $0.61 per diluted share in 2001, from $24.6 million or $0.47 per diluted share in the 2000 period. Net income as a percentage of sales was 7.9% in 2001 and 7.7% in 2000.

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

     As of September 30, 2001, the Company owned the land and buildings for 14 of its 117 99 Cents Only Stores retail store locations, a main warehouse and distribution center in Los Angeles, California (where corporate headquarters are located) and a distribution warehouse in Minnesota, which is currently leased to Universal. The Company may acquire other locations in the future. Available cash not immediately needed for such purposes has been invested in short-term investment grade securities.

     Net cash provided by operations was $37.7 million for the nine-month period ended September 30, 2001. Inventories increased $4.5 million. Other assets increased $3.8 million. The Company's accounts payable and accrued expenses for the nine-month period ended September 30, 2001 decreased by $2.4 million and $1.2 million, respectively. In the nine-month period ended September 30, 2000 cash provided by operations was $21.8 million, inventories increased $10.1 million, trade receivables increased $0.7 million and payables and accrued expenses decreased $3.2 million.

     Net cash used in investing activities was $43.0 million in 2001, consisting of expenditures for property and equipment of $31.5 million and an increase of $13.0 million in marketable securities. In 2000, net cash used in investing activities was $41.8 million, including capital expenditures of $21.8 million, an increase of $8.0 million in net assets of a discontinued operation and a $16.0 million purchase of short-term securities. Cash proceeds from financing activities were $7.0 million in 2001, which represent proceeds from the exercise of employee stock options. In 2000, proceeds from the exercise of stock options were $12.4 million.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective in 2001 and it did not have a material impact on the Company's financial reporting or results of operations.

     The Company currently plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The Company's cash needs for new store openings are expected to total approximately $26 million in 2001. Pre-opening expenses are not capitalized by the Company. The Company believes that its total capital expenditure requirements, including new store openings and existing store refurbishment will increase to approximately $35 million in 2002. Total capital expenditures in 2001 are currently expected to be incurred primarily for new store openings, improvements to existing stores and information systems. The Company believes that cash flow from its operations will be sufficient to meet operating needs, capital spending requirements and its stock repurchase program for at least the next twelve months. The Company did not repurchase any shares of its stock during the nine months ended September 30, 2001.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1998, 1999 and 2000, we opened thirteen, eighteen and twenty 99 Cents Only Stores, respectively (eleven stores in 1998 and fourteen stores in 1999, respectively, net of relocated stores). As of September 30, 2001, we opened 19 stores, including one relocation, and we expect to open six additional stores in 2001. We currently plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR OPERATIONS ARE MAINLY CONCENTRATED IN SOUTHERN AND CENTRAL CALIFORNIA

     All but nine of our 117 99 Cents Only Stores are currently located in Southern and Central California. The Company currently has five stores in Las Vegas, Nevada and four stores in Phoenix, Arizona. In addition, our year 2002 retail expansion plan includes additional new stores in these regions. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy, Las Vegas, Nevada and Phoenix, Arizona. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

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

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1998, 1999 and 2000, we recorded net inventory of $49.6 million, $53.9 million and $63.7 million, respectively. At September 30, 2001 net inventory was $68.2 million.

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

     In January 2001 California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. The Company believes that annual total payroll expenses could increase approximately 4.0% over this two-year period as a result. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

     We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.2 million, $1.9 million, $1.9 million in 1998, 1999 and 2000 respectively, and $1.6 million for the nine months ended September 30, 2001. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We currently lease all but 13 of our stores. In December 2000, the Company exercised its option to purchase its main warehouse and distribution facility in the Los Angeles area (where our executive offices are located) for $10.5 million. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our main warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover, as of September 1, 2001, David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 19,803,814 shares of our voting stock or 38.2% of the outstanding shares. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2001, the Company had $122.5 million in marketable securities maturing at various dates through August 2002. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment.

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


                                                   99 CENTS ONLY STORES
Date: October 26, 2001

                                                     /S/ ANDREW A. FARINA
                                                   ---------------------------
                                                   Andrew A. Farina
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)