Form 10-K
period 2001-12-31
99 CENTS ONLY STORE
filed 2002-04-01
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735

                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-2411605
      (State or other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 25, 2002 was $1,924,659,968 based on a $27.61 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date. Common Stock, No Par Value, 69,708,800 Shares as of March 25, 2002

     Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for the 2002 Annual Shareholders meeting.

                                TABLE OF CONTENTS

                                      Part I                                PAGE
                                                                            ----
Item 1.      Business......................................................    3
Item 2.      Properties....................................................   13
Item 3.      Legal Proceedings.............................................   13
Item 4.      Submission of Matters to a Vote of Security Holders...........   13

                                     Part II

Item 5.      Market for Registrant's Common Stock and Related
                Stockholder Matters........................................   14
Item 6.      Selected Financial Data.......................................   15
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   17
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....   32
Item 8.      Financial Statements and Supplementary Data...................   33
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................   50

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant............   50
Item 11.     Executive Compensation........................................   50
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management.................................................   50
Item 13.     Certain Relationships and Related Transactions................   50

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K........................................   51

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores (the " Company"), its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1. BUSINESS

        99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 2001, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. The Company provides customers significant value on their everyday household needs and an exciting shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well-maintained. The Company believes that its name-brand focus, along with a product mix emphasizing value-priced food and beverage and other everyday household items, increases the frequency of consumer visits and impulse purchases and reduces the Company's exposure to seasonality and economic cycles. The Company believes its format appeals to value-conscious customers in all socio-economic groups and results in a high volume of sales. As of March 28, 2002, the Company operated 132 retail stores, 112 in Southern California, eight in Central California, six in Las Vegas, Nevada and six in Phoenix, Arizona. These stores have an average size of approximately 20,000 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $319, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $4.6 million for stores open the full year in 2001.

        The Company opened its first 99 Cents Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which is one of the fastest growing retail sectors in the United States. In line with the Company's business strategy, the Company has significantly increased its rate of store expansion over the last five fiscal years. The Company expanded its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 123 stores and 1,892,949 estimated saleable square feet at December 31, 2001, representing a compound annual growth rate ("CAGR") of 23% and 34%, respectively. The Company believes that its attractive store-level economics facilitates its expansion. Historically, the Company's 99 Cents Only Stores have been profitable within their first year of operation. In the first quarter of 2002, the Company opened nine stores and plans to open an additional 22 net new stores during the remainder of the year. The Company intends to continue its planned store expansion over the next several years at a targeted growth rate of approximately 25% per year. The Company estimates that the Southern and Central California market and the Nevada and Arizona markets have the potential for over 250 99 Cents Only Stores. The Company intends to continue to expand in both Arizona and Nevada in 2002 and believes that the Arizona and Nevada markets have the potential for 35 and 15 99 Cents Only Stores, respectively.

        The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery store chains and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale represented 9.7% of the Company's net sales in 2001.

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

        FOCUS ON "NAME-BRAND" CONSUMABLES. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 cents. During 2001, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.

        BROAD SELECTION OF REGULARLY AVAILABLE MERCHANDISE. The Company's retail stores offer consumer items in each of the following staple product categories: food including frozen and deli items, beverages, health and beauty aids, household products (cleaning supplies, paper goods, etc.), housewares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company ensures that its merchandise offering is complete by supplementing its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, leading to a high frequency of customer visits.

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

        COMPLEMENTARY BARGAIN WHOLESALE OPERATION. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's Bargain Wholesale division grew from $44.8 million in 1997 to $56.3 million in 2001, primarily due to an increased focus on large domestic and international accounts and expansion into new geographic markets. The Company maintains showrooms in New York City and Chicago to support its Bargain Wholesale operation.

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

        FOCUS ON LARGER STORES IN CONVENIENT LOCATIONS. The Company's 99 Cents Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store) or downtown central business districts where consumers are more likely to do their regular household shopping. The Company's 132 existing 99 Cents Only Stores average approximately 20,000 gross square feet. From January 1, 1997 through December 31, 2001, the Company has opened 87 new stores with an average of approximately 20,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual net sales per store and operating income typically achieved by these stores.

        EXPERIENCED MANAGEMENT TEAM AND DEPTH OF EMPLOYEE OPTION GRANTS. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores, which significantly contributes to the success of the Company and its operations. Accordingly, all members of the Company's management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all employees with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 2001, the Company's employees held options to purchase an aggregate of 5,193,169 shares, or 7.4% of the fully diluted shares of Common Stock outstanding.

GROWTH STRATEGY

        Management believes that future growth will primarily result from new store openings facilitated by the following:

        THE WESTERN UNITED STATES HAS SIGNIFICANT POTENTIAL FOR GROWTH. The Company's 99 Cents Only Stores are located primarily in Southern and Central California, Nevada and Arizona. By focusing its near-term growth in its current market, the Company can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company has plans to open at least 31 net new 99 Cents Only Stores in 2002. The 2002 store additions will be located in Southern and Central California, Las Vegas, Nevada and Phoenix, Arizona. The Company will have opened nine new stores in the first three months of 2002, six stores in California, one in Las Vegas, Nevada and two in Phoenix, Arizona. The Company plans to open an additional 22 net new stores during the remainder of 2002. The Company has secured sites for seven additional store locations and has signed twelve letters of intent to lease prospective store sites. Generally, the Company expects that at least 50% of the letters of intent will become store sites. The Company intends to continue its planned store expansion over the next several years at a targeted rate of approximately 25% per year. The Company estimates that the Southern and Central California market, the Clark County, Nevada area, and Phoenix, Arizona, have the potential for over 250, 99 Cents Only Stores.

        PORTABLE FORMAT FACILITATES GEOGRAPHIC EXPANSION. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. In November 1999, the Company opened its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada and opened additional stores both in Las Vegas, Nevada and Phoenix, Arizona in 2001.

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

The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Store operations (dollar amounts in thousands, except sales per square foot):

                                                               YEAR ENDED DECEMBER 31,
                                               1997          1998          1999          2000           2001
                                             --------      --------      --------      --------       --------
99 Cents Only Stores, net
retail sales..........................       $186,024      $238,868      $312,306      $402,071       $522,019
99 Cents Only Stores annual
net sales growth rate.................          29.9%         28.4%         30.7%         28.7%          29.8%
99 Cents Only Stores store count
at beginning of year..................             43            53            64            78             98
New stores............................             10            13            18            20             26
Stores closed.........................              -          2(a)          4(a)             -           1(a)
Total store count at year-end.........             53            64            78            98            123
Average 99 Cents Only Stores
net sales per store open the
full year(b)..........................         $3,750        $4,147        $4,433        $4,487         $4,647
Estimated saleable square footage
at year-end for 99 Cents Only Stores..        631,500       822,900     1,102,369     1,424,280      1,892,949
Average net sales per estimated
saleable square foot(b)...............           $354          $335          $332          $318           $319
Change in comparable 99 Cents Only
Stores net sales......................           1.5%          4.3%          6.1%          2.0%           5.9%

(a) Stores closed due to relocation to a larger nearby site.

(b) For stores open for the entire fiscal year for 99 Cents Only Stores.


        MERCHANDISING. All of the Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the Company. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retail elsewhere from $1.19 to $9.99, for only 99 cents per item or group of items. Each store typically carries over five thousand different stock keeping units (SKU). The merchandise sold in the Company's stores primarily consists of a wide variety of basic consumer items such as food, including frozen and deli, beverages, health and beauty aids and household products (cleaning supplies, paper goods, etc.). The stores also carry house-wares (glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing.

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

        STORE SIZE, LAYOUT AND LOCATIONS. As of March 28, 2002, the Company had 132, 99 Cents Only Stores. The stores include 112 locations in Southern California, eight stores in Central California, six stores located in Las Vegas, Nevada and six stores in Phoenix, Arizona. The stores average approximately 20,000 gross square feet. Since January 1, 1997, the Company has opened 87 new stores that average over 20,000 gross square feet and currently targets new store locations between 15,000 and 25,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores reflects higher average annual store revenues typically achieved by these stores.

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

        The Company leases 106 of its 123 99 Cents Only Stores retail locations in operation at December 31, 2001. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2 Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through the efforts of the Company's real estate department. Most leases have renewal options ranging from three to ten years.

        As part of its strategy to expand retail operations, the Company has, at times, opened new stores in close proximity to existing stores where the Company determined that the trade area could support a larger facility. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative effect on comparable stores net sales as some customers migrated from the existing store to the close-by larger new store. Except for 11 relocations to larger stores, the Company has never closed one of its 99 Cents Only Stores.

        STORE MANAGEMENT. Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs 24 district managers and two regional managers responsible for store operations. Each district manager is responsible for up to seven stores. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the two regional managers that report to the Company's Vice President of Retail

Operations. District managers visit each store in their district at least twice a week and focus on the implementation of the Company's policies, operations and merchandising philosophy. District managers also help train store management and assist store management with scheduling. The Vice President of Retail Operations also supervises a cashier's training school located at the Company's corporate offices. Each merchandising supervisor and his crew (usually six to ten experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers are responsible for assessing their respective store's stocking needs and ordering accordingly.

        ADVERTISING. Advertising expenditures were $2.4 million, $2.7 million and $3.4 million for 1999, 2000 and 2001, respectively, or 0.7%, 0.6% and 0.6% of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each and nine microwave ovens for 99 cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company also uses a direct mail campaign for new customers who are homeowners in more upscale neighborhoods. The Company believes the direct mail campaign has been successful in attracting new customers.

BARGAIN WHOLESALE

        In 2001, Bargain Wholesale sold merchandise to over 999 customers, including other wholesalers, small local retailers, large regional and national retailers and exporters. During 2001, no single customer accounted for more than 8.3% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to continue to expand its wholesale operations by continuing its focus on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

        The Company's wholesale product line is substantially similar to its retail product line, although the Company has seen strong growth in re-orderable and private label merchandise within its wholesale operations. Bargain Wholesale continues to provide merchandise for the "dollar" promotional aisles of certain supermarkets and drugstores. The Company offers 15-day payment terms to its Bargain Wholesale customers who meet the Company's credit standards. Customers located abroad, certain smaller customers or others who do not meet the Company's credit standards must pay cash upon pickup or before shipment of merchandise.

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

        The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 2.3% of the Company's total purchases in 2001. During 2001, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, The Gillette Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of four years.

        A significant portion of the merchandise purchased by the Company in 2001 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of closeout or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment, (vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. The Company believes this reputation along with its well-maintained, attractively merchandised stores have contributed to a reputation among suppliers for protecting their brand image.

        In 2001, re-orderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

        The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation, which primarily purchases re-orderable merchandise. The Company imports products from various European, South American and Asian countries with the single largest supplier coming from Europe. Merchandise directly imported by the Company accounted for approximately 3.2% of total merchandise purchased in 2001. The Company primarily imports merchandise in product categories, which are not brand sensitive to consumers such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware.

WAREHOUSING AND DISTRIBUTION

        The Company owns an 880,000 square feet, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are located in this facility. The Company also leases an additional 80,000 square foot of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space. All of the three sites are located near downtown Los Angeles and have close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The main distribution facility has 129 dock doors available for receiving or shipping, over 25 dock levers and, new racking with over 10,000 pallet positions. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. As part of its distribution network, the Company owns a fleet of 64 tractors and 128 trailers, which are primarily used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically three times a week. Product is delivered to a store the day after the store places a scheduled order. The Company optimizes the utilization of its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whereby products are picked up from suppliers in conjunction with deliveries to stores in the same general area. Backhauls accounted for approximately half of all merchandise picked up by the Company's trucks. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company believes that its current warehouse and distribution facilities will be able to support distribution to approximately 200 stores in California and areas within a 450 mile radius. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs.

INFORMATION SYSTEMS

        In 2001, the Company installed a financial, accounting, human resource and payroll system utilizing an INFORMIX database to run on an IBM UNIX operating system. The Company also operates a separate IBM UNIX based in-house developed inventory control system. The Company's store ordering system was upgraded in 2000 and 2001 utilizing a radio frequency hand held scanning device. This system also is a customized system and has improved the overall order processing turn around time as well as improving the inventory availability to the stores. This system is processed from a back office PC system at each retail location. The Company has installed a Wide Area Network (WAN) to improve voice and data communications among the stores, the warehouse and the administrative functions. In 2001, the Company started the roll-out of its Point of Sale System
(POS) to all 99 Cents Only Stores and completed the roll-out in February of 2002. It is expected that the system will expedite the customer check-out process and provide product category sales data necessary to better service the Company's customers.

        The Company's Information Systems staffing is comprised of 15 employees. The Company believes that its management information systems and inventory control systems along with the initiatives indicated above will be adequate to support the Company's current needs. The Company intends to continue to enhance its systems to support its future planned store growth and to take advantage of new proven technology.

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

EMPLOYEES

        At December 31, 2001, the Company had 5,674 employees: 4,997 in its retail operation, 452 in its warehouse and distribution facility, 205 in its corporate offices and 20 in its Bargain Wholesale division. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, 401(k) benefits to its full time employees and an executive deferred compensation plan. All members of management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all full-time employees, hired before January 1, 2002 receive an annual grant of stock options.

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

ENVIRONMENTAL MATTERS

        Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 28, 2002 the Company leased 113 of its 132 existing stores and the Company owned its warehouse and distribution facilities (where its executive offices are located). The Company also owns a warehouse facility in Eagan, Minnesota that is currently leased to Universal International. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur redemption or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

ITEM 2. PROPERTIES

        As of March 28, 2002, the Company leased 113 of its 132 store locations. The Company currently leases 12 store locations and a parking lot associated with one of these stores from the Gold Family. Our annual rental expense for these facilities totaled approximately $1.9 million, $1.9 million and $1.9 million in 1999, 2000 and 2001, respectively.

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

        The following table sets forth, as of December 31, 2001, information relating to the expiration dates of the Company's current retail stores leases:

       EXPIRING               EXPIRING              EXPIRING                  EXPIRING
         2003                 2004-2006             2007-2009              2010 AND BEYOND
         5(a)                    47                    29                        25

(a) Includes two stores leased on a month-to-month basis.

        The Company has purchased 17 locations, one opened in 1996, two in 1997, one in 1998, three in 1999, three in 2000, six in 2001 and one existing store. The Company also has escrow deposits on 5 additional locations for future openings.

        The Company owns its main warehouse, distribution and executive office facility, located in the City of Commerce, California. The Company had been leasing this facility since December 1993. At that time, the Company entered into a seven year, triple net lease agreement with a purchase option, which was accounted for on the Company's financial statements as a capitalized lease obligation. The lease included the Company's initial payment of $2.75 million and eighty-four monthly payments of $70,000. As part of the lease agreement, the Company received $500,000 in 1993 and $1.0 million in 1994 to apply to renovation costs. The facility's fire prevention and lighting systems were completely upgraded. A state-of-the-art sprinkler system, hundreds of new smoke-vents (skylights) and energy efficient lighting with motion detectors were installed. The Company exercised its option to purchase the building in December 2000 for $10.5 million. The Company funded the acquisition of this facility from its investments in marketable securities. The Company also leases an additional 80,000 square feet of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space which is also located in the vicinity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. All stock prices have been restated to reflect a four-for-three stock split effected in the form of a stock dividend to be distributed on April 3, 2002.

                                                              PRICE RANGE
                                                           HIGH           LOW
             2000:
             First Quarter..........................     $19.63        $11.63
             Second Quarter.........................      21.54         17.01
             Third Quarter..........................      27.66         19.72

             Fourth Quarter.........................      25.10         10.26
             2001:
             First Quarter..........................     $19.93        $13.35
             Second Quarter.........................      23.04         16.28
             Third Quarter..........................      27.38         20.03
             Fourth Quarter.........................      29.86         23.52
             2002:
             First Quarter through March 28, 2002...     $28.76        $24.87


        The closing price as reported on March 25, 2002 on the New York Stock Exchange is set forth on the cover page of this Form 10-K. As of March 28, 2002, the Company had approximately 13,642 holders of the Common Stock including 472 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth, selected financial and operating data of the Company for the periods indicated. The following selected statement of income data for each of the three years ended December 31, 1999, 2000, and 2001, and the balance sheet data as of December 31, 2000 and 2001 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The selected statements of income data for the years ended December 31, 1997 and 1998, and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from financial statements audited by Arthur Andersen LLP not included herein. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of the Company and notes thereto included elsewhere in this report.

                                                                YEAR ENDED DECEMBER 31,
                                                 1997        1998          1999         2000          2001
                                              ---------    ---------     ---------    ---------     ---------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
 Statements of Income Data:
 Net sales:
     99 Cents Only Stores.................    $186,024     $238,868      $312,306     $402,071      $522,019
     Bargain Wholesale(e).................      44,831       53,202        47,652       49,876        56,250
                                              ---------    ---------     ---------    ---------     ---------
      Total Sales.........................     230,855      292,070       359,958      451,947       578,269
 Cost of sales............................     146,797      183,044       218,496      275,395       350,421
                                              ---------    ---------     ---------    ---------     ---------
 Gross profit.............................      84,058      109,026       141,462      176,552       227,848
 Selling, general and
 administrative expenses:
     Operating expenses...................      49,850       62,424        80,089      107,981       141,544
     Depreciation and amortization........       2,989        4,506         5,927        8,666        12,354
                                              ---------    ---------     ---------    ---------     ---------
      Total operating expenses............      52,839       66,930        86,016      116,647       153,898

 Operating income.........................      31,219       42,096        55,446       59,905        73,950
 Other (income) expense, net..............        (855)      (1,428)       (1,059)      (3,617)       (5,931)
                                              ---------    ---------     ---------    ---------     ---------
 Income from continuing operations
 before provision for income taxes........      32,074       43,524        56,505       63,522        79,881
 Provision for income taxes...............      13,124       17,032        22,367       24,664        31,438
                                              ---------    ---------     ---------    ---------     ---------
 Income from continuing operations........     $18,950      $26,492       $34,138      $38,858       $48,443
                                              ---------    ---------     ---------    ---------     ---------
 Income (loss) from discontinued
 operation net of income tax
 provision of $910 in 1998 and
 income tax benefit of $2,111 and
 $700 in 1999 and 2000 respectively.......           -          201        (3,167)      (1,050)            -

 Loss on disposal of discontinued
 operation including a provision of
 $1,200 for operating losses during
 phase-out period, net of income tax
 benefit of $2,613........................           -            -        (9,000)           -             -
                                              ---------    ---------     ---------    ---------     ---------

 Net Income...............................     $18,950      $26,693       $21,971      $37,808       $48,443
                                              =========    =========     =========    =========     =========




                         (CONTINUED FROM PREVIOUS PAGE)


                                                                    AS OF DECEMBER 31,
                                                 1997        1998          1999         2000          2001
                                              ---------    ---------     ---------    ---------     ---------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
 Earnings per common share from
 continuing operations (d):
     Basic.................................       $0.31       $0.41         $0.51        $0.58         $0.70
     Diluted................................      $0.30       $0.40         $0.50        $0.56         $0.69
 Earnings (loss) per common share from
 discontinued operations(d):
     Basic..................................          -           -        ($0.05)      ($0.02)            -
     Diluted................................          -           -        ($0.05)      ($0.02)            -
 Earnings (loss) per common share from
 disposal of discontinued operations(d):
     Basic..................................          -           -        ($0.13)           -             -
     Diluted................................          -           -        ($0.13)           -             -
 Earnings per common share (d):
     Basic..................................      $0.31       $0.42         $0.33        $0.56         $0.70
     Diluted................................      $0.30       $0.41         $0.32        $0.55         $0.69
 Weighted average number of common shares
 outstanding:
     Basic..................................     61,793      64,075        66,487       67,650        68,815
     Diluted................................     62,504      65,486        67,954       68,945        70,009
 COMPANY OPERATING DATA:
 Sales Growth
     99 Cents Only Stores...................       29.9%       28.4%         30.7%        28.7%         29.8%
     Bargain Wholesale(e)...................       10.7        18.7         (10.4)         4.7          12.8
     Total Company sales....................       25.7        26.5          23.2         25.6          28.0
 Gross margin...............................       36.4        37.3          39.3         39.1          39.4
 Operating margin...........................       13.5        14.4          15.4         13.3          12.8
 Income from continuing operations:.........        8.2         9.1           9.5          8.6           8.4

 RETAIL OPERATING DATA(A):
 99 Cents Only Stores at end of period......         53          64            78           98           123
 Change in comparable stores
 Net sales (b)..............................        1.5%        4.3%          6.1%         2.0%          5.9%
 Average net sales per store open
 the full year..............................     $3,750      $4,147        $4,433       $4,487        $4,647
 Average net sales per estimated
 saleable square foot(c)....................       $354        $335          $332         $318          $319
 Estimated saleable square footage
 at year end................................    631,500     822,900     1,102,369    1,424,280     1,892,949




                         (CONTINUED FROM PREVIOUS PAGE)


                                                                   AS OF DECEMBER 31,
                                                 1997         1998        1999         2000         2001
                                              ---------    ---------     ---------    ---------     ---------
                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
 Balance Sheet Data:
     Working capital........................     $60,791      $81,439    $105,637     $166,779     $194,302
     Total assets...........................     119,443      194,167     224,015      277,285      352,158
     Capital lease obligation, including
     current portion........................       8,709        8,005       7,251            -        1,677
     Total shareholders' equity.............     $96,308     $164,365    $195,540     $253,533     $319,643

(a) Includes retail operating data solely for the Company's 99 Cents Only
    Stores.

(b) Change in comparable stores net sales compares net sales for all stores open at least 15 months.

(c) Computed based upon estimated total saleable square footage of stores open for the entire period.

(d) All earnings per share amounts have been restated to reflect the adoption of SFAS No. 128, "Earnings per Share," effective December 15,1997 and the four-for-three stock split to be distributed on April 3, 2002.

(e) In 1998, Bargain Wholesale sales includes $12.0 million inter-company sales to Universal billed at cost. In 2001 Bargain Wholesale sales include $4.7 million of sales to Universal billed at a 10% mark-up.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following management's discussion and analysis should be read in connection with "Item 6. Selected Financial Data," and "Item 8. Financial Statements and Supplementary Data."

GENERAL

        The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 28, 2002, operated a chain of 132 deep-discount 99 Cents Only Stores. The Company's growth during the last three fiscal years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened eighteen, twenty and twenty-six stores in 1999, 2000 and 2001, respectively (fourteen, twenty and twenty five, respectively, net of relocated stores). The Company opened nine stores through March 28, 2002 (three stores in Southern California, three in Central California, one in Las Vegas, Nevada and two in Phoenix, Arizona). The Company plans to open an additional 22 net new stores during the remainder of the year, including stores in Las Vegas, Nevada and Phoenix, Arizona. The Company has secured sites for seven additional store locations.

        Bargain Wholesale sales over the three years ended December 31, 2001 were primarily focused on large domestic and international accounts and local and regional independent retailers. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

        During the three years in the period ending December 31, 2001, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $332 per square foot to $319 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 20,000 gross square feet. Since January 1, 1999 through December 31, 2001, the Company opened 64 new stores (including four relocations in 1999 and one relocation in 2001) that average approximately 20,000 gross square feet. The Company currently targets new store locations between 15,000 and 25,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

        99 Cents Only Stores has increased its net sales, operating income and income from continuing operations in each of the last five years. In 2001, it had net sales of $578.3 million, operating income of $74.0 million and income from continuing operations of $48.4, representing a 28.0%, 23.4% and 24.7% increase over 2000, respectively. From 1997 through 2001, the Company had a CAGR in net sales, operating income and income from continuing operations of 25.8%, 24.1% and 26.4%, respectively.

        We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9 million, $1.9 million and $1.9 million in 1999, 2000 and 2001, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, income taxes, self-insurance reserves, and commitments and contingencies.

        The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Investments: The Company records its investments, which are comprised primarily of investment grade federal and municipal bonds and commercial paper, at fair value. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment.

        Long-lived asset impairments: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result form the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and additional impairments may be required should such changes occur.

        Self-insurance reserves: The Company is self-insured in relation to worker's compensation claims. The Company carries excess worker's compensation insurance, which covers any individual claims up to the policy deductible amount. The Company provides for losses of estimated known and incurred but not reported insurance claims. These estimates are based on reported claims and actuarial valuations. Should a greater amount of claims occur compared to what was estimated, reserves recorded may not be sufficient and additional expense could be incurred.


UNIVERSAL INTERNATIONAL

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

        The Company also adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores provided certain ongoing administrative services to Universal in 2000 and 2001 pursuant to a service agreement for a management fee of 6% of Universal sales revenues. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time during the first half of 2002.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS

        The following table summarizes our consolidated contractual obligations as of December 31, 2001. These should be read in conjunction with "Note 8 Commitments and Contingencies"

                                                                                       THERE-
Contractual Obligations        2002       2003        2004       2005       2006       AFTER      TOTAL
                             -------    -------     -------    -------    -------     -------    --------
Cap. Lease Obligations          $169       $169        $169       $169       $169      $1,568      $2,413
Opr. Lease Obligations        18,284     18,319      17,116     14,517     11,837      32,434     112,507
                             -------    -------     -------    -------    -------     -------    --------
                             $18,453    $18,488     $17,285    $14,686    $12,006     $34,002    $114,920
                             =======    =======     =======    =======    =======     =======    ========


LEASE COMMITMENTS

        The Company leases various facilities under operating lease except for two, which were classified as capital leases and will expire at various dates through 2017. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1999, 2000 and 2001 was approximately $11.0 million, $15.6 million and $19.4 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2 Properties." Most leases have renewal options ranging from three to ten years.

COMMITMENTS AND CONTINGENCIES

        None

        The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                                          YEARS ENDED DECEMBER 31,
                                                 1999                 2000                   2001
                                           -----------------    -------------------    ------------------
                                                             (Amounts in thousands)
 Net Sales:
 99 Cents Only Store..................     $312,306    86.8%    $402,071      89.0%    $522,019     90.3%
 Bargain Wholesale....................       47,652     13.2      49,876       11.0      56,250       9.7
                                           --------   ------    --------     ------    --------     -----
 Total................................      359,958    100.0     451,947      100.0     578,269     100.0
 Cost of sales........................      218,496     60.7     275,395       60.9     350,421      60.6
                                           --------   ------    --------     ------    --------     -----
 Gross Profit.........................      141,462     39.3     176,552       39.1     227,848      39.4
 Selling, general and
 administrative expenses:
 Operating expenses...................       80,089     22.3     107,981       23.9     141,544      24.5
 Depreciation and amortization........        5,927      1.6       8,666        1.9      12,354       2.1
                                           --------   ------    --------     ------    --------     -----
 Total................................       86,016     23.9     116,647       25.8     153,898      26.6
 Operating Income.....................       55,446     15.4      59,905       13.3      73,950      12.8
 Other (income) expense, net..........       (1,059)    (0.3)     (3,617)      (0.8)     (5,931)     (1.0)
                                           --------   ------    --------     ------    --------     -----
 Income from continuing operations
 before provision for income taxes....       56,505     15.7      63,522       14.1      79,881      13.9
 Provision for income taxes...........       22,367      6.2      24,664        5.5      31,438       5.4
                                           --------   ------    --------     ------    --------     -----
 Income from continuing operations....       34,138      9.5      38,858        8.6      48,443       8.4
 Income (loss) from discontinued
 operation, net of income tax
 benefit of $2,111 and $700 in
 1999 and 2000........................       (3,167)    (0.9)     (1,050)      (0.2)          -         -

 Loss from disposal of discontinued
 operations including a provision
 of $1,200 for operating losses
 during the phase-out, net of
 income tax benefit of $2,613.........       (9,000)   (2.5)           -          -           -         -
                                           --------   ------    --------     ------    --------     -----
 Net Income...........................      $21,971     6.1%     $37,808       8.4%     $48,443      8.4%
                                           ========   ======    ========     ======    ========     =====


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        NET SALES. Total net sales increased $126.4 million, or 28.0%, from $451.9 million in 2000 to $578.3 million in 2001. 99 Cents Only Stores net sales increased approximately $119.9 million, or 29.8%, from $402.1 million in 2000 to $522.0 million in 2001. Bargain Wholesale net sales increased approximately $6.4 million, or 12.8%, from $49.9 million in 2000 to $56.3 million in 2001. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 25 net new stores opened in 2001 and the full year effect of 20 stores opened in 2000. Comparable stores net sales increased 5.9% from 2000 to 2001. Net sales in 2002 are expected to be favorably impacted by the full year effect of the 25 net new stores opened in 2001 (constituting an increase in 469,000 saleable square feet) and the estimated 32 new 99 Cents Only Stores expected to be opened in 2002. The increase in Bargain Wholesale net sales was primarily attributed to $4.7 million in shipments to Universal.

        GROSS PROFIT. Gross profit, which consists of total net sales, less cost of sales, increased approximately $51.2 million, or 29.0%, from $176.6 million in 2000 to $227.8 million in 2001. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 39.4% in 2001 versus 39.1% in 2000. This 0.3% variation results from the ratio of retail versus wholesale sales. The retail gross margin increased to 41.6% of sales in 2001 versus 41.3% in 2000. This was due to product cost and mix factors. The wholesale margin was 19.3% in 2001 versus 21.0% in 2000. This change results from the $4.7 million in shipments to Universal at a contract margin of 10%.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $37.3 million, or 32.0%, from $116.6 million in 2000 to $153.9 million in 2001. The increase over 2000 is associated with year 2001 new store growth and the full year effect of 2000 new stores additions and an incremental provision for workers compensation of $1.8 million. SG&A increased as a percentage of net sales from 25.8% in 2000 to 26.6% in 2001. The increase in SG&A expenses in 2001 were offset by $3.7 million in management fees from Universal (see Universal International above). The increases in SG&A in 2001 were directly attributable to 25 net new store openings and to increases in utility costs, minimum wage increases and the additional field and corporate support staff hired to support the future new store growth and expansion outside of the state of California. Additional key staff positions were filled in retail management, information systems, real estate, distribution, human resources and buying.

        OPERATING INCOME. Operating income increased $14.1 million, or 23.5%, from $59.9 million in the 2000 period to $74.0 million in 2001. Operating income as a percentage of net sales was 13.3% in 2000 and 12.8% in 2001 primarily due to the increase in the operating costs discussed above.

        OTHER (INCOME) EXPENSE. Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized leases. Interest expense was $0.7 million in 2000 and $0.1 in 2001. The Company had no bank debt during 2001 or 2000. Interest income earned on the Company's marketable securities was $4.6 million in 2001 and $4.0 million in 2000. At December 31, 2001, the Company held $147.6 million in short-term investments and $0.5 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in 2001 and 2000 is $1.4 million and $0.4 million respectively, of income under a lease agreement with Universal for a distribution facility.

        PROVISION FOR INCOME TAXES. The provision for income taxes in 2001 was $31.4 million, or 5.4% of net sales, compared to $24.7 million, or 5.5% of net sales in 2000. The effective combined federal and state rates of the provision for income taxes were 39.4% and 38.8% in 2001 and 2000, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and welfare to work tax credits. See Note 4 of "Notes to Financial Statements."

        INCOME FROM CONTINUING OPERATIONS. As a result of the items discussed above, net income from continuing operations increased $9.5 million, or 24.4%, from $38.9 million in 2000 to $48.4 million in 2001. Income from continuing operations as a percentage of net sales was 8.4% in 2001 and 8.6% in 2000.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        NET SALES. Total net sales increased $91.9 million, or 25.6%, from $360.0 million in 1999 to $451.9 million in 2000. 99 Cents Only Stores net sales increased approximately $89.8 million, or 28.8%, from $312.3 million in 1999 to $402.1 million in 2000. Bargain

Wholesale net sales increased approximately $2.2 million, or 4.6%, from $47.7 million in 1999 to $49.9 million in 2000. The increase in 99 Cents Only Stores net sales was attributed to the effect of 20 net new stores opened in 2000 and the full year effect of 14 net new stores opened in 1999. Comparable stores net sales increased 2.0% from 1999 to 2000. The increase in Bargain Wholesale net sales was primarily attributed to an increased focus on large international and domestic accounts and expansion into new geographic markets.

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

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $30.6 million, or 35.6%, from $86.0 million in 1999 to $116.6 million in 2000. The increase over 1999 is associated with year 2000 new store growth and the full year effect of 1999 new stores. SG&A increased as a percentage of net sales from 23.9% in 1999 to 25.8% in 2000. The increase in SG&A expenses is directly attributable to 20 net new store openings and to the additional field and corporate support staff hired to support the future new store growth and expansion outside of the state of California. Key staff positions were added in risk management, information systems, real estate, distribution, human resources and buying. This increase was offset by $1.3 million in management fees from Universal.

        OPERATING INCOME. Operating income increased $4.5 million, or 8.1%, from $55.4 million in the 1999 period to $59.9 million in 2000. Operating income as a percentage of net sales was 15.4% in 1999 versus 13.3% in 2000 primarily due to the increase in the operating costs discussed above.

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

        PROVISION FOR INCOME TAXES. The provision for income taxes in 2000 was $24.7 million, or 5.5% of net sales, compared to $22.4 million, or 6.2% of net sales in 1999. The effective combined federal and state rates of the provision for income taxes were 38.8% and 39.6% in 2000 and 1999, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and welfare to work tax credits. See Note 4 of "Notes to Financial Statements."

        INCOME FROM CONTINUING OPERATIONS. As a result of the items discussed above, net income from continuing operations increased $4.9 million, or 14.4%, from $34.1 million in 1999 to $39.0 million in 2000 before a charge of $1.1 million from the discontinued operation. Income from continuing operations as a percentage of net sales was 8.6% in 2000 and 9.5% in 1999.

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

        Net cash provided by operations during 2000 and 2001 was $50.4 and $67.2 million, consisting primarily of $54.8 and $64.2 million of net income adjusted for non-cash items. In 2000, the Company used $4.4 million in working capital and other activities and in 2001, the Company provided $3.0 million in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $9.8 million and $2.8 million, respectively.

        Net cash used in investing activities during 2000 and 2001 was $55.0 and $87.4 million. Net cash used in investing activities represents the following:
In 2000, the Company used $26.7 million (including $7.0 million used to purchase of distribution facility which is currently leased to Universal), the Company also used $1.5 million to repurchase 129 thousand shares of its outstanding stock under its stock repurchase program, the Company received $33.9 million for the sale of Universal and used $52.7 million for the purchase of short-term marketable securities. In 2001, the Company used $46.9 million for the purchase of property and equipment (including $8.7 million for the purchase of new store locations added in 2001 and $9.2 million for the purchase of properties for future openings), $4.7 million in investments in two partnerships for the purpose of obtaining leases on two store locations and $35.8 million for the purchase of short-term investments. The Company did not repurchase any of its shares under its stock repurchase program in 2001, which expired during the next year.

        Net cash provided by financing activities during 2000 and 2001 was $5.7 and $11.4 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.6 million for self-insured workers compensation.

        The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The average investment per new store opened in 2001, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. The Company does not capitalize pre-opening expenses. The Company's cash needs for new store openings are expected to total approximately $35.0 million in 2002 including acquired properties. The Company's total planned expenditures in 2002 for additions to fixtures and leasehold improvements of existing stores as well as for distribution, systems, expansion and replacement will be approximately $10.0 million. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $45.0 million in 2002. The Company intends to fund its liquidity requirements in 2002 out of net cash provided by operations, short-term investments and cash on hand.

SEASONALITY AND QUARTERLY FLUCTUATIONS

        The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income and net income. The highest sales periods for the Company are the Christmas and Halloween seasons. A greater amount of the Company's net sales and operating and net income is generally realized during the fourth quarter. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays (e.g., Easter) and the timing of new store openings and the merchandise mix.

The following table sets forth, certain unaudited results of operations for each quarter during 2000 and 2001. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. All earnings per share amounts have been restated to reflect the four-for-three stock split to be distributed on April 3, 2002.

                              1ST        2ND        3RD       4TH        1ST       2ND        3RD       4TH
                            QUARTER    QUARTER    QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER
                                    YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                              2000                                      2001
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales:
   99 Cents Only Stores...   $87,563    $96,407    $98,096  $120,005   $110,212  $122,522   $130,799  $158,486
   Bargain Wholesale......    13,239     11,540     11,336    13,761     14,758    13,852     13,223    14,417
     Total................   100,802    107,947    109,432   133,766    124,970   136,374    144,022   172,903
Gross profit..............    39,502     41,615     42,440    52,995     48,071    53,179     56,271    70,327
Operating income..........    12,722     14,410     13,173    19,600     14,605    16,465     16,763    26,117
Income from continuing
operations................     8,011      9,084      8,575    13,188      9,964    10,929     11,168    16,382
(Loss) from discontinued
operations................         -          -     (1,050)        -          -         -          -         -
Net Income................    $8,011     $9,084     $7,525   $13,188     $9,964   $10,929    $11,168   $16,382
Earnings per common share
from continuing
operations:
   Basic..................     $0.12      $0.14      $0.13     $0.19      $0.14     $0.16      $0.16     $0.24
   Diluted................     $0.12      $0.13      $0.12     $0.19      $0.14     $0.16      $0.16     $0.23
(Loss) per common share
from discontinued
operations:
   Basic..................         -          -     ($0.02)        -          -         -          -         -
   Diluted................         -          -     ($0.01)        -          -         -          -         -
Net earnings per share:
   Basic..................     $0.12      $0.14      $0.11     $0.19      $0.14     $0.16      $0.16     $0.24
   Diluted................     $0.12      $0.13      $0.11     $0.19      $0.14     $0.16      $0.16     $0.23
Shares Outstanding
   Basic..................    66,789     67,279     68,051    68,399     68,403    68,506     68,995    69,325
   Diluted................    68,000     69,922     69,568    69,400     69,183    69,499     70,369    70,780
Percent of Net sales
Net sales:
   99 Cents Only Stores...     86.9%      89.3%      89.6%     89.7%      88.2%     89.8%      90.8%     91.7%
   Bargain Wholesale......      13.1       10.7       10.4      10.3       11.8      10.2        9.2       8.3
      Total...............     100.0      100.0      100.0     100.0      100.0     100.0      100.0     100.0
Gross profit..............      39.2       38.6       38.8      39.6       38.5      39.0       39.1      40.7
Operating income..........      12.6       13.3       12.0      14.7       11.7      12.1       11.7      15.1
Income from continuing
operations................      7.9%       8.4%       7.8%      9.9%       8.0%      8.0%       7.8%      9.5%

NEW AUTHORITATIVE PRONOUNCEMENTS

        In June 2001, the FASB approved two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and SFAS 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized. These statements are effective as of January 1, 2002. Management does not expect that the adoption of SFAS 141 and SFAS 142 will have an impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS 143 will have a material impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods with those fiscal years. Management does not expect that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

RISK FACTORS

TERRORISM AND THE UNCERTAINTY OF WAR MAY HAVE ADVERSE EFFECT ON OUR OPERATING RESULTS.

        Terrorist attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate and our operations and profitability. Further terrorist attack on the United States or the United States business may occur. The potential near-term and long-term effects these markets may have for our customers, the market for our common stock, the markets for our products and the United States economy are uncertain. The consequence of any terrorist attack, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

        Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1999, 2000 and 2001, we opened eighteen, twenty and twenty six 99 Cents Only Stores, respectively (fourteen stores in 1999 and twenty five 2001, respectively, net of relocated stores). As of March 28, 2002, we opened nine stores and expect to open at least 22 additional stores in 2002.

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

OUR OPERATIONS ARE MAINLY CONCENTRATED IN SOUTHERN CALIFORNIA

        All but twelve of our 99 Cents Only Stores are currently located in Southern and Central California. The Company currently has six stores in Las Vegas, Nevada and six stores in Arizona. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued since 1995. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

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

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

        To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 1999, 2000 and 2001, we recorded net inventory of $53.9 million, $63.7 million and $66.5 million, respectively.

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

        In January 2001, California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. The Company believes that annual payroll expenses could increase approximately less than 1.0% over this two-year period as a result. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

        We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9 million, $1.9 million and $1.9 million in 1999, 2000 and 2001, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

        Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2000 and 2001, we generated approximately 29.6% and 29.9%, respectively, of our net sales and approximately 32.7% and 35.3%, respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter it could have an adverse impact on our profitability and impair our results of operations for the entire year. Adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year.

        In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

    -   the number of new stores and timing of new store openings;
    - the level of advertising and pre-opening expenses associated with new stores;
    -   the integration of new stores into our operations;
    -   general economic health of the deep-discount retail industry;
    -   changes in the mix of products sold;
    -   unexpected increases in shipping costs;
    -   ability to successfully manage our inventory levels;
    -   changes in our personnel;
    - fluctuations in the amount of consumer spending; and the amount and timing of operating costs and capital expenditures relating to the growth of our business.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

        Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. We lease all but 17 of our stores at December 31, 2001. In December 2000, the Company exercised its option to purchase its main warehouse and distribution facility (where our executive offices are located) for $10.5 million. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks.

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

        In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 31,091,571 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 2001, the Company had $148,099,000 in marketable securities maturing at various dates through January 2003. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized with purchase of an investment is amortized over the term of the investment. At December 31, 2001, the fair value of investments approximated the carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

99 CENTS ONLY STORES


Report of Independent Public Accountants..................................    34
Balance Sheets as of December 31, 2000 and 2001........................... 35-36
Statements of Income for the years ended December 31, 1999,
  2000 and 2001...........................................................    37
Statements of Shareholders' Equity for the years ended December 31
  1999, 2000 and 2001.....................................................    38
Statements of Cash Flows for the years ended December 31, 1999,
  2000 and 2001...........................................................    39
Notes to Financial Statements.............................................    40

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF 99 CENTS ONLY STORES:

        We have audited the accompanying balance sheets of 99 Cents Only Stores (a California Corporation) as of December 31, 2000 and 2001 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 99 Cents Only Stores as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Los Angeles, California
February 20, 2002
(Except for the matters
discussed in Note 13,
as to which the date is
March 9, 2002)

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                  2000          2001
                                                                --------      --------
  CURRENT ASSETS:
  Cash........................................................  $  9,034      $    232
  Short-term investments......................................   109,430       147,566
  Accounts receivable, net of allowance for doubtful
  accounts of $113 and $165 as of December 31, 2000
  and 2001, respectively......................................     3,569         3,523
  Income tax receivable.......................................         -         1,384
  Inventories.................................................    63,693        66,528
  Other.......................................................     2,663         3,886
                                                                --------      --------
    Total current assets......................................   188,389       223,119
  PROPERTY AND EQUIPMENT, at cost:
  Land........................................................    17,781        20,715
  Building and improvements...................................    17,357        24,007
  Leasehold improvements......................................    34,026        50,602
  Fixtures and equipment......................................    19,533        28,421
  Transportation equipment....................................     2,250         2,836
  Construction in progress....................................     5,091        17,856
                                                                --------      --------
    Total properties, fixtures and equipment..................    96,038       144,437
  Accumulated depreciation and amortization...................   (28,636)      (40,798)
                                                                --------      --------
    Total net properties......................................    67,402       103,639

  OTHER ASSETS:
  Deferred income taxes.......................................    12,841        15,688
  Long term investments in marketable securities..............     2,867           533
  Deposits....................................................       308           296
  Long term investments in partnerships.......................         -         4,702
  Other assets................................................     5,478         4,181
                                                                --------      --------
     Total other assets.......................................    21,494        25,400
                                                                --------      --------
  TOTAL ASSETS................................................  $277,285      $352,158
                                                                ========      ========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      2000           2001
                                                                    --------       --------
 CURRENT LIABILITIES:
 Current portion of capital lease obligation.....................   $      -       $     40
 Accounts payable................................................     12,622         15,244
 Accrued expenses:
    Payroll and payroll-related..................................      2,530          2,771
    Sales tax....................................................      2,802          3,011
    Other........................................................        340            562
    Due to shareholders..........................................          -          1,655
    Worker's compensation........................................      2,764          5,534
    Income taxes payable.........................................        552              -
                                                                    --------       --------
       Total current liabilities.................................     21,610         28,817
 LONG-TERM LIABILITIES:
     Deferred rent...............................................      2,142          2,061
     Capital lease obligation, net of current portion............          -          1,637
                                                                    --------       --------
       Total non-current liabilities.............................      2,142          3,698

 COMMITMENTS AND CONTINGENCIES: (Note 8)
 SHAREHOLDERS' EQUITY:
 Preferred stock, no par value
     Authorized-1,000,000 shares
     Issued and outstanding-none
 Common stock, no par value
     Authorized-100,000,000 shares
     Issued and outstanding 68,407,520 at December 31, 2000
     and 69,506,103 at December 31, 2001.........................    138,487        156,154
     Retained earnings...........................................    115,046        163,489
                                                                    --------       --------
      Total shareholder's equity.................................    253,533        319,643
                                                                    --------       --------
      Total liabilities and shareholder's equity.................   $277,285       $352,158
                                                                    ========       ========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                              99 CENTS ONLY STORES

                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       1999            2000           2001
                                                                     --------        --------       --------
  NET SALES:
     99 Cents Only Stores.....................................       $312,306        $402,071       $522,019
     Bargain Wholesale........................................         47,652          49,876         56,250
                                                                     --------        --------       --------
       Total Sales............................................        359,958         451,947        578,269
  COST OF SALES...............................................        218,496         275,395        350,421
                                                                     --------        --------       --------
     Gross profit.............................................        141,462         176,552        227,848
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Operating expenses.......................................         80,089         107,981        141,544
     Depreciation and amortization............................          5,927           8,666         12,354
                                                                     --------        --------       --------
       Total SG&A.............................................         86,016         116,647        153,898
                                                                     --------        --------       --------
     Operating income.........................................         55,446          59,905         73,950
  OTHER (INCOME) EXPENSE:
     Interest income..........................................         (1,805)         (3,969)        (4,583)
     Interest expense.........................................            746             712             92
     Other....................................................              -            (360)        (1,440)
                                                                     --------        --------       --------
       Total Other (Income) Expense...........................         (1,059)         (3,617)        (5,931)
                                                                     --------        --------       --------
  Income from continuing operations before
   Tax Provision..............................................         56,505          63,522         79,881
  PROVISION FOR INCOME TAX....................................         22,367          24,664         31,438
                                                                     --------        --------       --------
  Income from continuing operations...........................         34,138          38,858         48,443
  Income (loss) from discontinued operation net
  of income tax benefit of $2,111 and $700 in 1999
  and 2000, respectively......................................         (3,167)         (1,050)             -
  Loss from disposal of discontinued operation
  including a provision of $1,200 for operating
  losses during the phase-out period, net of
  income tax benefit of $2,613................................         (9,000)              -              -
                                                                     --------        --------       --------
  NET INCOME..................................................        $21,971         $37,808        $48,443
                                                                     --------        --------       --------
  EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS:
     Basic....................................................          $0.51           $0.58          $0.70
     Diluted..................................................          $0.50           $0.56          $0.69
  EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED
  OPERATION:
     Basic....................................................         ($0.05)         ($0.02)             -
     Diluted..................................................         ($0.05)         ($0.01)             -
  (LOSS) PER COMMON SHARE FROM DISPOSAL OF DISCONTINUED
  OPERATION:
     Basic....................................................         ($0.13)              -              -
     Diluted..................................................         ($0.13)              -              -
  NET EARNINGS FOR COMMON SHARE:
     Basic....................................................          $0.33           $0.56          $0.70
     Diluted..................................................          $0.32           $0.55          $0.69
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic....................................................         66,487          67,650         68,815
     Diluted..................................................         67,954          68,945         70,009


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                             (AMOUNTS IN THOUSANDS)

                                                                                                RETAINED
                                                                     SHARES        AMOUNT       EARNINGS
                                                                    ----------    ----------    ---------
Common Stock
BALANCE, December 31, 1998.......................................       65,960      $107,571      $56,794
   Net income....................................................            -             -       21,971
   Tax benefit from exercise of stock options....................            -         4,229            -
   Proceeds from exercise of stock options.......................          874         4,975            -
                                                                    ----------    ----------    ---------
BALANCE, December 31, 1999.......................................       66,834      $116,775      $78,765
   Net income....................................................            -             -       37,808
   Tax benefit from exercise of stock options....................            -         8,223            -
   Proceeds from exercise of stock options.......................        1,684        12,961            -
   Compensation expense in connection with
     Cash-less exercise..........................................           19           528            -
   Shares repurchased under stock
     Buyback program.............................................         (129)            -      (1,527)
                                                                    ----------    ----------    ---------
BALANCE, December 31, 2000.......................................       68,408      $138,487     $115,046
   Net income....................................................            -             -       48,443
   Tax benefit from exercise of stock options....................                      6,205            -
   Proceeds from exercise of stock options.......................        1,098        11,462            -
                                                                    ----------    ----------    ---------
BALANCE, December 31, 2001.......................................       69,506      $156,154     $163,489
                                                                    ==========    ==========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                             (AMOUNTS IN THOUSANDS)

                                                                            1999         2000         2001
                                                                          --------     --------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................................................     $ 21,971     $ 37,808     $ 48,443
    Adjustment to reconcile net income to net cash
        provided by operating activities:
 Loss from discontinued operations...................................        3,167        1,050            -
    Provision for loss on disposal of
      discontinued operation.........................................        9,000            -            -
    Depreciation and amortization....................................        5,927        8,666       12,354
    Compensation expense for cash-less exercise of stock options.....            -          528            -
    Tax benefit from exercise of non qualified employee
      stock options..................................................        4,229        8,223        6,205
    Benefit from deferred income taxes...............................       (4,976)      (1,523)      (2,847)
 Changes in asset and liabilities associated with operating
 activities net of businesses acquired:
    Accounts receivable..............................................         (901)        (213)          46
    Inventories......................................................       (4,298)      (9,761)      (2,835)
    Other assets.....................................................       (2,888)      (1,525)          74
    Deposits.........................................................          (31)         (94)          12
    Due to Shareholders..............................................            -            -        1,655
    Accounts payable.................................................       (3,316)       3,612        2,622
    Accrued expenses.................................................        1,158          855          672
    Accrued worker's compensation....................................          723          669        2,770
    Income taxes.....................................................       (4,647)       5,226       (1,936)
    Deferred rent....................................................          202          190          (81)
    Accrued interest.................................................          660       (3,350)           -
                                                                          --------     --------     --------
      Net cash provided by operating activities......................       25,980       50,361       67,154
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..............................      (17,953)     (26,646)     (46,888)
    Purchases of short-term investments..............................      (13,011)     (52,726)     (35,802)
    Investments in Partnerships......................................            -            -       (4,702)
    Repurchase of Company stock......................................            -       (1,527)           -
    Net assets of discontinued operations............................        6,048       (8,031)           -
    Proceeds from sale of Universal International, Inc...............            -       33,909            -
                                                                          --------     --------     --------
      Net cash used in investing activities..........................      (24,916)     (55,021)     (87,392)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of capital lease obligation.............................         (754)      (7,251)         (26)
    Proceeds from exercise of stock options..........................        4,975       12,961       11,462
      Net cash provided by financing activities......................        4,221        5,710       11,436
 NET INCREASE (DECREASE) IN CASH.....................................        5,285        1,050       (8,802)
 CASH, beginning of period...........................................        2,699        7,984        9,034
                                                                          --------     --------     --------
 CASH, end of period.................................................     $  7,984     $  9,034     $    232
                                                                          ========     ========     ========
 NON CASH INVESTING AND FINANCING ACTIVITIES
    Asset acquired under capital lease.........................................................       $1,703


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.      LINE OF BUSINESS

        99 Cents Only Stores (the Company) is incorporated in the State of California. The Company retails various consumable products through its 98 and 123 stores at December 31, 2000 and 2001, respectively. The Company is also a wholesale distributor of various consumable products.

2.      CONCENTRATION OF OPERATIONS IN SOUTHERN CALIFORNIA

        Most of the Company's retail stores are located in Southern California. In addition, the Company's current retail expansion plans anticipate that most new stores will be located in this geographic region. Consequently, the Company's results of operations and financial condition are dependent upon general economic trends and various environmental factors in California. The Company also has six stores in Las Vegas, Nevada and six stores in Arizona as of March 28, 2002.

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

DEPRECIATION AND AMORTIZATION

         Property and equipment are amortized and depreciated on a straight-line basis over the following useful lives of the assets:

       Building and improvements.............  27.5 - 30 years
       Leasehold improvements................  Lesser of 5 years or remaining lease term
       Fixtures and equipment................  5 years
       Transportation equipment..............  3 years


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

        A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 2001 follows:

                                                          1999        2000        2001
                                                         -------     -------     -------
                                                            (AMOUNTS IN THOUSANDS)
  Weighted average number of common shares
    Outstanding-Basic...................................  66,487      67,650      68,815
  Dilutive effect of outstanding stock options..........   1,467       1,295       1,194
                                                         -------     -------     -------
  Weighted average number of common shares
    Outstanding-Diluted.................................  67,954      68,945      70,009
                                                         =======     =======     =======


CONCENTRATION OF RISK

        The Company maintains cash and short-term investments with highly qualified financial institutions. At various times, such amounts are in excess of insured limits.

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

SHIPPING AND HANDLING COSTS

        The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Any amounts billed to third-party customers for shipping and handling are included as component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

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

        Cash payments for income taxes were $21,756,000, $12,474,425 and $25,260,277 in 1999, 2000 and 2001, respectively. Interest payments totaled approximately $86,000, $31,000 and $92,000 for the years December 31, 1999, 2000 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash, short-term and long-term investments, short-term trade receivables and payables. The carrying value for all such instruments, considering the terms, appropriate fair value at December 31, 2000 and 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the years ended December 31, 1999, 2000 or 2001.

NEW AUTHORITATIVE PRONOUNCEMENTS

        In June 2001, the FASB approve two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and SFAS 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized. These statements are effective as of January 1, 2002. Management does not expect that the adoption of SFAS 141 and SFAS 142 will have an impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS 143 will have an impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods with those fiscal years. Management does not expect that the adoption of SFAS 144 will have an impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

        Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

4.      INCOME TAX PROVISION

        The provisions for income taxes from continuing operations for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                           YEARS ENDED DECEMBER 31,
                                            (AMOUNTS IN THOUSANDS)
                                         1999             2000              2001
                                       -------         --------           -------
    Current:
         Federal.....................  $20,192          $20,917           $29,340
         State.......................    2,885            5,270             7,558
                                       -------         --------           -------
                                        23,077           26,187            36,898
    Deferred.........................     (710)          (1,523)           (5,460)
                                       -------         --------           -------
    Provisions for income taxes......  $22,367          $24,664           $31,438
                                       =======         ========           =======

        Differences between the provisions for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                               (AMOUNTS IN THOUSANDS)
                                                1999                   2000                    2001
                                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                         ---------   -------    ---------   -------    --------    -------
  Income tax at statutory
  federal rate........................    $19,777      35.0%     $22,232      35.0%     $27,959      35.0%
  State income taxes, net of
  federal income tax effect...........      3,012       5.3        3,386       5.3        4,258       5.3
  Effect of permanent differences.....        (64)     (0.1)        (291)     (0.5)        (404)     (0.5)
  Welfare to work, LARZ and
  other job credits...................       (380)     (0.6)        (663)     (1.0)        (375)     (0.4)
  Other...............................         22         -            -         -            -         -
                                         ---------   -------    ---------   -------    --------    -------
                                          $22,367      39.6%     $24,664      38.8%     $31,438      39.4%
                                         =========   =======    =========   =======    ========    =======

        A detail of the Company's deferred tax asset as of December 31, 2000 and 2001 is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  (AMOUNTS IN THOUSANDS)
                                                 2000               2001
                                                AMOUNT             AMOUNT
                                               --------           --------
        Inventory.........................     $   516            $   494
        Uniform inventory
        capitalization....................       1,026              1,771
        Depreciation......................       3,018              6,141
        Liability for claims..............         112                112
        Workers' compensation.............       1,114              2,231
        Deferred rent.....................         840                831
        State taxes.......................       1,839              2,575
        Other, net........................         308             (2,109)
        Net operating loss carry-forward..
                                                 8,608              8,182
                                               --------           --------
                                               $17,381            $20,228
        Valuation allowance...............      (4,540)            (4,540)
                                               --------           --------
                                               $12,841            $15,688
                                               ========           ========


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

5.      INVESTMENTS

        Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of December 31, 2000 and 2001, the fair value of investments approximated the carrying values and were invested as follows:

                                                        (AMOUNTS IN THOUSANDS)
                                              MATURITY     1 YEAR                 MATURITY    1 YEAR
                                              WITHIN 1       OR                   WITHIN 1      OR
                                    2000        YEAR        MORE        2001       YEAR        MORE
                                  --------    --------     -------    --------    --------    ------
Municipal bonds...............     $65,621     $62,754      $2,867    $113,075    $112,542     $533
Corporate Securities..........       2,000       2,000           -         981         981        -
Commercial paper..............      44,676      44,676           -      34,043      34,043        -
                                  --------    --------     -------    --------    --------    ------
                                  $112,297    $109,430      $2,867    $148,099    $147,566     $533
                                  ========    ========     =======    ========    ========    ======


6. PURCHASE OF FACILITY

        In December 2000, the Company exercised its option to purchase its main warehouse, distribution and corporate office facility (approximately 880,000 square feet) for $10.5 million. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this property.

7.      RELATED-PARTY TRANSACTIONS

        The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.9 million, $1.9 million and $1.9 million in 1999, 2000 and 2001, respectively.

        Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note
12). Mr. Gold is also an executive officer and director. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time during the first half of 2002.

8.      COMMITMENTS AND CONTINGENCIES

CREDIT FACILITY

        The Company does not maintain any credit facilities with any bank.

LEASE COMMITMENTS

        The Company leases various facilities under operating lease except for two, which were classified as a capital lease and will expire at various dates through 2017. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 1999, 2000 and 2001 was approximately $11.0 million, $15.6 million and $19.4 million, respectively.

        As of December 31, 2001, the minimum annual rentals payable under all non-cancelable operating leases were as follows: (Amounts in thousands)

             YEAR ENDING DECEMBER 31:            OPERATING        CAPITAL
                                                    LEASES         LEASES
                                                 ---------        --------
     2002.....................................     $18,284           $169
     2003.....................................      18,319            169
     2004.....................................      17,116            169
     2005.....................................      14,517            169
     2006.....................................      11,837            169
     Thereafter...............................      32,434          1,568
                                                 ---------        --------
     Future Minimum lease payment.............    $112,507         $2,413
     Less amount representing interest........                       (736)
                                                 ---------        --------
     Present value of future lease payments...                     $1,677
                                                                  ========


        In addition, the Company also leases certain retail facilities on a month-to-month basis. The aggregate monthly rental payment for month-to-month leases at December 31, 2001 was approximately thirteen thousand dollars. In 2001, the Company incurred $0.2 million in interest and depreciation relating to two stores in which the properties were classified as a capital lease.

        Interest paid in relation to capital leases aggregated $0.1, $0.0 and $0.1 million for fiscal years ended 1999, 2000 and 2001 respectively.

        In 2001, the Company incurred $0.1 million of depreciation related to two stores in which the properties were classified as capital leases.

WORKER'S COMPENSATION

        Effective August 11, 1993, the Company became self-insured as to worker's compensation claims. The Company carries excess worker's compensation insurance, which covers any individual claim in excess of $250,000 with a $2.0 million ceiling. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 2000 and 2001, the Company had accrued approximately $2.8 million and $5.5 million, respectively, for estimated worker's compensation claims.

        In connection with the self-insurance of worker's compensation, the Company is required, by the State of California, to maintain a $1.6 million surety bond.

LEGAL MATTERS

        The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on the Company's financial position or its results of operations.

ADVERTISING

        The Company expenses advertising costs as incurred. Advertising expenses were $2.4 million, $2.7 million and $3.4 million for 1999, 2000 and 2001, respectively.

9.      STOCK-BASED COMPENSATION PLANS

        The Company has one stock option plan, the 1996 Stock Option Plan. Option may be granted as incentive or non-statutory stock options. The Company accounts for its stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in fiscal 1999, 2000 and fiscal 2001 respectfully. All share amounts have been restated to reflect the four-for-three stock split to be distributed on April 3, 2002

        The following table summarizes stock options available for grant:

                                                        YEAR ENDED DECEMBER
                                                1999          2000          2001
                                            -----------   -----------   -----------
         Beginning Balance................    2,118,648     4,469,005     3,478,532
         Authorized.......................    4,000,200             -             -
         Granted..........................   (1,946,129)   (1,654,804)   (1,178,491)
         Cancelled........................      296,286       664,331       163,020
         Available for future grant.......    4,469,005     3,478,532     2,463,061

        A summary of the status of the Company's stock option plan at December 31, 1999, December 31, 2000 and December 31, 2001 and changes during the years then ended is presented in the table and narrative below:

                                                           YEAR ENDED DECEMBER 31,
                                         1999                      2000                       2001
                                   SHARES     WTD AVG       SHARES       WTD AVG        SHARES       WTD AVG
                                              EX PRICE                   EX PRICE                    EX PRICE
                                   -------------------      ----------------------     -----------------------
 Outstanding at the beginning
 of the year..................     5,195,383     $7.68        5,970,422     $10.68        5,277,176    $13.06
 Granted......................     1,946,129     17.60        1,654,805      17.00        1,178,491     20.40
 Exercised....................      (874,804)     7.59       (1,683,720)      7.94       (1,097,918)     10.89
 Cancelled....................      (296,286)    12.67         (664,331)     14.49         (163,020)     18.88
 Outstanding at the end of
 the year.....................     5,970,422     10.68        5,277,176      13.06        5,194,729     15.00
 Exercisable at the end of
 the year.....................     2,282,854      5.92        2,319,656       8.77        2,587,947     11.36
 Weighted average fair value
 of options granted...........                  $11.34                      $12.09                     $13.80


        The weighted average fair value at the date of grant for options granted during fiscal 2001, 2000 and 1999 were estimated using black-scholes pricing model with the following assumptions: weighted average risk-free interest rate of 5.44%, 5.70% and 5.50%; weighted average volatility of 49.09%, 54.00% and 67.00%; expected life of 10 years; and weighted average dividend yield of 0.0%.

        The following table summarized information about stock options outstanding at December 31, 2001:


                                        WEIGHTED
                                         AVERAGE       WEIGHTED                     WEIGHTED
                                        REMAINING       AVERAGE                     AVERAGE
 RANGE OF EXERCISE       OPTIONS       CONTRACTUAL     EXERCISE        OPTIONS      EXERCISE
      PRICES           OUTSTANDING        LIFE           PRICE       EXERCISABLE      PRICE
--------------------   -----------     -----------     --------      -----------    ---------
      $3.51-$4.46          326,296            4.4        $2.69          326,296        $2.69
      $5.82-$8.70          521,457            5.3         5.28          521,457         5.28
    $10.60-$15.69          707,773            6.4        11.28          703,773        11.28
    $16.00-$23.50        2,496,710            7.8        17.17        1,036,421        17.19
    $24.12-$31.86        1,142,493            9.3        20.52                -            -
                       -----------     -----------     --------      -----------    ---------
                         5,194,729            7.5       $15.00        2,587,947       $11.36
                       ===========     ===========     ========      ===========    =========

        The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, the expected impact on the Company's financial statements is included in this expanded footnote disclosure.

        Had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS 123, the Company would have recorded additional compensation expense and computed pro forma net income and earnings per share amounts as follows for the years ended December 31, 1999, 2000 and 2001 (amounts in thousands, except for per share data):

                                                         DECEMBER 31,
                                                   1999       2000      2001
                                                 -------    -------    ------
          Additional compensation expense....... $16,071    $11,888    $9,818
          Pro forma net income..................   5,900     25,920    38,625
          Pro forma earnings per share:
          Basic.................................   $0.09      $0.38     $0.56
          Diluted...............................   $0.09      $0.38     $0.55


        These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                         DECEMBER 31,
                                                  1999       2000      2001
                                                --------   --------  --------
          Risk free interest rate............      5.50%      5.70%     5.44%
          Expected life......................   10 years   10 years  10 Years
          Expected stock price volatility....        67%        54%       49%
          Expected dividend yield............       None       None      None


10. OPERATING SEGMENTS

        The Company has two business segments, retail operations and wholesale distribution. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. Bargain Wholesale sells the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

        The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets or separately identifiable statements of income data (below gross profit) to be disclosed.

        The Company accounts for inter-segment transfer at cost through its inventory accounts.

        The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States.

        Reportable segment information for the years ended December 31, 1999, 2000 and 2001 follows (in 000's):


                                    RETAIL        WHOLESALE           TOTAL
          1999
          Net sales............   $312,306          $47,652        $359,958
          Gross Margin.........    130,317           11,145         141,462
          2000
          Net sales............   $402,071          $49,876        $451,947
          Gross Margin.........    166,054           10,498         176,552
          2001
          Net sales............   $522,019          $56,250        $578,269
          Gross Margin.........    217,015           10,833         227,848

11.     401(K) PLAN

        In 1998 the Company adopted a 401(k) Plan (the Plan). All full-time employees are eligible to participate in the plan after 3 months of service. The Company does not match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the years ended December 31, 1999, 2000 and 2001, no discretionary contributions were made.

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

        The net losses of these operations for all periods are included in the consolidated statements of income under "discontinued operations." Revenues from such operations were $83,264 in 1999. The provisions for loss on discontinued operations reflected in the statement of income, includes the write-down of the assets of Universal operations to estimate net realizable values and the estimated cost of disposing these operations along with the estimated loss of $1.2 million through the estimated date of disposal, less the expected tax benefits of approximately $2,613 applicable thereto.

        In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time during the first half of 2002.

13.     STOCK SPLIT

        On March 9, 2002, the Company's Board of Directors approved a four-for-three stock split to be distributed on April 3, 2002 to shareholders of record on March 25, 2002. The accompanying financial statements have been adjusted to give retroactive effect to this stock split as if it had occurred at the beginning of all periods presented.

        On February 17, 2001, the Company's Board of Directors approved a three-for-two stock split to be distributed on March 20, 2001 to shareholders of record on May 14, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1. Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 34 of this Form 10-K.

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

                                            99 CENTS ONLY STORES

                                            By : /s/ Eric Schiffer
                                                --------------------
                                            President

        Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                        DATE

/s/ David Gold                 Chairman of the Board and         March 28, 2002
----------------------         Chief Executive Officer

/s/ Howard Gold                Senior Vice President of          March 28, 2002
----------------------         Distribution and Director

/s/ Jeff Gold                  Senior Vice President of Real     March 28, 2002
----------------------         Estate and Information
                               Systems and Director

/s/ Eric Schiffer              President and Director            March 28, 2002
----------------------

/s/ Andy Farina                Chief Financial Officer           March 28, 2002
----------------------

/s/ William Christy            Director                          March 28, 2002
----------------------

/s/ Lawrence Glascott          Director                          March 28, 2002
----------------------

/s/ Marvin L. Holen            Director                          March 28, 2002
----------------------

/s/ Ben Schwartz               Director                          March 28, 2002
----------------------

/s/ John Shields               Director                          March 28, 2002
----------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of 99 Cents Only Stores:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of 99 Cents Only Stores in this Form 10-K and have issued our report thereon dated February 20, 2002 (except for the matters discussed in Note 13, as to which date is March 9, 2002). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Los Angeles, California
February 20, 2002
(Except for the matters
discussed in Note 13,
as to which the date
is March 9, 2002)

                              99 CENTS ONLY STORES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

                             (AMOUNTS IN THOUSANDS)

                                                   BEGINNING                                        END OF
                                                    OF YEAR      ADDITION     REDUCTION     OTHER     YEAR
                                                   ---------     --------     ---------     -----   ------
For the year ended December 31, 2001:
        Allowance for doubtful accounts                $113          177           125        -      $165
        Inventory reserve                            $1,279          179           234             $1,224
For the year ended December 31, 2000:
        Allowance for doubtful accounts                $140            -           $27        -      $113
        Inventory reserve                             1,503            -           224        -     1,279
For the year ended December 31, 1999:
        Allowance for doubtful accounts                 169            -            29        -       140
        Inventory reserve                             2,589            -         1,086        -     1,503

Exhibit Index

Exhibit Description

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

10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)

10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)

10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)

10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)

10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)

10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)

10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.15 Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)

10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)

10.10 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)

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

23.1    Consent of Arthur Andersen LLP.*

99.1    Registrant Letter to Securities and Exchange Commission.*


* Filed herewith

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.