Form 10-Q
period 2002-03-31
99 CENTS ONLY STORE
filed 2002-05-14
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735


                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                       95-2411605
State or other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    4000 UNION PACIFIC AVENUE,                            90023
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

     Common Stock, No Par Value, 69,785,148 Shares as of May 1, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                                     ASSETS

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2002              2001
                                                                             ------------       ------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash....................................................................  $   8,469           $     232
   Short-term investments..................................................    120,961             147,566
   Accounts receivable, net of allowance for doubtful accounts of
      $160 and $165 as of March 31, 2002 and December 31, 2001,
      respectively.........................................................      4,607               3,523
  Income tax receivable....................................................          -               1,384
   Inventories.............................................................     67,237              66,528
   Other...................................................................      3,224               3,886
                                                                             ----------          ----------
      Total current assets.................................................    204,498             223,119
PROPERTY AND EQUIPMENT, at cost:
   Land....................................................................     22,502              20,715
   Building and improvement................................................     24,633              24,007
   Leasehold improvements..................................................     56,113              50,602
   Fixtures and equipment..................................................     33,683              28,421
   Transportation equipment................................................      2,921               2,836
   Construction in progress................................................     13,890              17,856
                                                                             ----------          ----------
                                                                               153,742             144,437
   Less-Accumulated depreciation and amortization..........................    (44,721)            (40,798)
                                                                             ----------          ----------
                                                                               109,021             103,639
OTHER ASSETS:
   Deferred income taxes...................................................     15,688              15,688
   Long term investments in marketable securities..........................     34,357                 533
   Deposits................................................................        296                 296
   Long term investments in partnerships...................................      4,698               4,702
   Other...................................................................      5,801               4,181
                                                                             ----------          ----------
                                                                                60,840              25,400
                                                                             ----------          ----------
                                                                             $ 374,359           $ 352,158
                                                                             ==========          ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2002              2001
                                                                               ----------        -----------
                                                                               (Unaudited)
CURRENT LIABILITIES:
  Current portion of capital lease obligation...............................   $     41          $     40
  Accounts payable..........................................................     14,224            15,244
  Accrued expenses:
     Payroll and payroll-related............................................      4,176             2,771
     Sales tax..............................................................      2,652             3,011
     Other..................................................................      1,544               562
   Workers compensation.....................................................      6,006             5,534
   Due to shareholders......................................................        920             1,655
   Income taxes payable.....................................................      6,118                 -
                                                                              ----------         ---------
    Total current liabilities                                                    35,681            28,817
                                                                              ----------         ---------
LONG-TERM LIABILITIES:
  Deferred Compensation.....................................................        950                 -
   Deferred rent............................................................      2,090             2,061
   Capitalized lease obligation.............................................      1,627             1,637
                                                                              ----------         ---------
    Total Long-term liabilities.............................................      4,667             3,698
                                                                              ----------         ---------
COMMITMENTS AND CONTINGENCIES:                                                        -                 -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
     Authorized-1,000,000 shares
      Issued and outstanding-none...........................................          -                 -
  Common stock, no par value
     Authorized-100,000,000 shares
      Issued and outstanding 69,607,878 at March 31, 2001
        and 69,506,103 at December 31, 2001.................................    158,052           156,154
   Retained earnings........................................................    175,959           163,489
                                                                              ----------         ---------
                                                                                334,011           319,643
                                                                              ----------         ---------
                                                                               $374,359          $352,158
                                                                              ==========         =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                          MARCH 31,
                                                                                     2002           2001
                                                                                  -----------    -----------
NET SALES:
  99 Cents Only Stores..........................................................    $149,647       $110,212
  Bargain Wholesale (Includes sales to an affiliate of $1,803 in 2001)..........      13,456         14,758
                                                                                  -----------    -----------
                                                                                     163,103        124,970
COST OF SALES...................................................................      98,861         76,899
                                                                                  -----------    -----------
   Gross profit.................................................................      64,242         48,071

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses...........................................................      40,982         30,839
   Depreciation and amortization................................................       3,940          2,627
                                                                                  -----------    -----------
                                                                                      44,922         33,466
   Operating income.............................................................      19,320         14,605
                                                                                  -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest income..............................................................       (757)        (1,335)
   Interest expense.............................................................          32              -
   Other........................................................................       (360)          (360)
                                                                                  -----------    -----------
                                                                                     (1,085)        (1,695)
   Income before provision for income taxes.....................................      20,405         16,300
PROVISION FOR INCOME TAXES......................................................       7,935          6,336
                                                                                  -----------    -----------
NET INCOME......................................................................    $ 12,470       $  9,964
                                                                                  -----------    -----------
EARNINGS PER COMMON SHARE:
   Basic........................................................................       $0.18          $0.14
   Diluted......................................................................       $0.18          $0.14
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic........................................................................      69,558         68,403
   Diluted......................................................................      70,925         69,183



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                  MARCH 31,
                                                                           2002             2001
                                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................   $  12,470        $   9,964
  Adjustment to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization..................................       3,940            2,627
      Tax Benefit from exercise of non-qualified
     employee stock options..........................................         406                -
      Other..........................................................           -             (191)
  Changes in assets and liabilities associated with
      operating activities:
      Accounts receivable............................................      (1,084)             (17)
      Inventories....................................................        (709)             866
      Other assets...................................................        (954)             304
      Accounts payable...............................................      (1,020)          (3,873)
      Accrued expenses...............................................       2,978           (1,616)
      Worker's compensation..........................................         472              198
      Income taxes...................................................       7,502            7,553
      Deferred rent..................................................          29               30
      Due to shareholders............................................        (735)               -
                                                                        ----------       ----------
Net cash provided by operating activities............................      23,295           15,845
                                                                        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...............................      (9,322)         (12,169)
   Purchases of short-term and long-term investments.................      (7,219)            (561)
   Net asset of discontinued operations..............................           -                -
                                                                        ----------       ----------
      Net cash used in investing activities..........................     (16,541)         (12,730)
                                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation..............................          (9)               -
   Proceeds from exercise of stock options...........................       1,492              229
                                                                        ----------       ----------
        Net cash provided by financing activities....................       1,483              229
                                                                        ----------       ----------
NET INCREASE IN CASH.................................................       8,237            3,344
CASH, beginning of period............................................         232            9,034
                                                                        ----------       ----------
CASH, end of period..................................................   $   8,469        $  12,378
                                                                        ==========       ==========

NON CASH INVESTING AND FINANCING ACTIVITIES
  Asset acquired under capital lease.................................   $       -        $   1,703
  Cash paid for interest.............................................          32                -
  Cash paid for income taxes.........................................           -                -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              99 CENTS ONLY STORES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto included in the Company's Form 10-K filed March 25, 2002. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION OF OPERATIONS

     The Company's 99 Cents Only Stores are primarily located California except for seven 99 Cents Only Stores located in Las Vegas, Nevada and seven in Phoenix, Arizona. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in these geographic regions. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

         The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months ended March 31, 2002 and 2001 (amounts in thousands):

                                                           3 MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           2002        2001
                                                        ---------   ----------

Weighted average number of common shares
   outstanding-Basic...............................      69,558        68,403
Dilutive effect of outstanding stock options......        1,367           780
Weighted average number of common shares
   outstanding-Diluted.............................      70,925        69,183

3.   SHORT-TERM INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of March 31, 2002 and December 31, 2001, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):


                                       (UNAUDITED)
                                         MATURITY                                 MATURITY
                          MARCH 31,      WITHIN        1 YEAR        DEC. 31,     WITHIN       1 YEAR
                           2001          1 YEAR        OR MORE         2001       1 YEAR       OR MORE
                        ------------   -----------   -----------    ----------   ----------   ---------
Municipal Bonds.......    $144,002      $109,645        $34,357      $113,075     $112,542       $533
Corporate Securities..       1,007         1,007              0           981          981          -
Commercial Paper......      10,309        10,309              0        34,043       34,043          -
                          $155,318      $120,961        $34,357      $148,099     $147,566       $533


4.   NEW AUTHORITATIVE PRONOUNCEMENTS

     In June 2001, the FASB approve two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and was effective July 1, 2001 and SFAS 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized and was effective as of January 1, 2002 and did not have an impact on the Company's financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 was effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods with those fiscal years. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.


5.   RELATED-PARTY TRANSACTIONS

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also the Chief Executive Officer and a director. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time during 2002. From January 1, 2002 to March 31, 2002, the Company recorded $0.4 million and $0.4 million under a Services Agreement and Lease Agreement, respectively, related to this transaction. From January 1, 2001 to March 31, 2001, the Company recorded $0.8 million and $0.4 million under a Services Agreement and Lease Agreement, respectively, related to this transaction.

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

     The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

     The Company accounts for inter-segment transfer at cost through its inventory accounts.

     At March 31, 2002, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three months ended March 31, 2001 follows (amounts in thousands):


         THREE MONTHS ENDED
             MARCH 31              RETAIL       WHOLESALE         TOTAL
                                 ----------     ----------     -----------
        2002
        Net sales.............    $149,647        $13,456        $163,103
        Gross margin..........      61,648          2,594          64,242

        2001
        Net sales.............    $110,212        $14,758        $124,970
        Gross margin..........      45,247          2,824          48,071


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of March 31, 2002, operated a chain of 132 deep-discount 99 Cents Only Stores. The Company's growth during the last three fiscal years has come primarily from new store openings and growth in its Bargain Wholesale division. The Company opened eighteen, twenty and twenty-six stores in 1999, 2000 and 2001, respectively (fourteen, twenty and twenty five, respectively, net of relocated stores). The Company opened nine stores through March 31, 2002 (three stores in Southern California, three in Central California, one in Las Vegas, Nevada and two in Phoenix, Arizona). The Company plans to open an additional 22 net new stores during the remainder of the year, including stores in Las Vegas, Nevada and Phoenix, Arizona. The Company has secured sites for seven additional store locations. Bargain Wholesale sales over the three years ended December 31, 2001 were primarily focused on large domestic and international accounts and local and regional independent retailers. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

The Company currently targets larger locations for new store development which are between 15,000 and 20,000 gross square feet. Although it is the Company's experience that the larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES: Net sales increased $38.1 million, or 30.5%, to $163.1 million in the 2002 period from $125.0 million in the 2001 period. Retail sales increased $39.4 million to $149.6 million in the 2002 period from $110.2 million in the 2000 period. The retail net sales increase was primarily attributable to the net effect of nine new stores opened in the first three months of 2002, the full quarter effect of 25 net new stores opened in 2001 and the 8.0% increase in same store sales. Bargain Wholesale net sales were $13.5 million in the 2002 period and were $14.8 million in the three months ended March 31, 2001. The three months period ended in 2001 included $1.8 million in net sales to Universal International, Inc. as compared to none in the same period of 2002.

GROSS PROFIT: Gross profit increased approximately $16.1 million, or 33.5%, to $64.2 million in the 2002 period from $48.1 million in the 2001 period. The increase in gross profit was due to higher net retail sales. Overall gross profit margin was 39.4% in 2002 versus 38.5% in 2001. Gross margin was higher primarily as a result of the increase in the retail sales as a percentage of the total sales.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $11.4 million, or 34.0%, to $44.9 million in the 2002 period from $33.5 million in the 2001 period. As a percentage of net sales, total SG&A increased to 27.5% from 26.8% in 2001. This increase is primarily related to the California minimum wage increase in January 2002 and utility cost increases.

OPERATING INCOME: As a result of the items discussed above, operating income was $19.3 million in 2002, an increase of $4.7 million, or 32.2%. Operating margin was 11.9% in 2002 versus 11.7% in 2001.

OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. Interest income was $0.8 million in 2002 and $1.3 million in 2001. This difference in interest income results from lower interest rates in 2002 than were in effect in 2001. The Company had no bank debt during the three months ended March 31, 2002 or 2001. At March 31, 2002, the Company held $121.0 million in short-term investments and $34.4 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in 2002 and 2001 is $0.4 million and $0.4 million respectively, of income under a lease agreement with Universal International, Inc., for a distribution facility.

PROVISION FOR INCOME TAXES: The provision for income taxes was $7.9 million in the 2002 period compared to $6.3 million in 2001. The effective rate of the provision for income taxes was approximately 38.9% in 2002 and 2001.

NET INCOME: As a result of the items discussed above, net income increased $2.5 million to $12.5 million in 2002 from $10.0 million in the 2001 period. Net income as a percentage of sales was 7.7% in 2002 and 8.0% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations principally from cash provided by operations, and has not generally relied upon external sources of financing. The Company's capital requirements result primarily from purchases of inventory, expenditures related to store openings and working capital requirements for new and existing stores. The Company takes advantage of close-out and other special situation opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash provided by operations during the three months 2002 and 2001 was $23.3 and $15.8 million, consisting primarily of $12.5 and $10.0 million of net income adjusted for non-cash items. In 2002, the Company provided $6.3 million in working capital and other activities and in 2001, the Company provided $3.4 million in working capital and other activities. Net cash provided by working capital and other activities primarily reflects the increases in taxes payable and accrued expenses in the amount of $10.8 million and $6.1 million, respectively.

Net cash used in investing activities during 2002 and 2001 was $16.5 and $12.7 million. Net cash used in investing activities reflects $9.3 million used for capital expenditures including $7.7 million used to open new stores in 2002, as compared to $12.2 million for capital expenditures, including $4.8 million used to open new stores in 2001. The increase in net cash used in investing activities primarily is due to the purchase of marketable securities, which increased to $7.2 million in 2002 from $0.5 million in 2001.

Net cash provided by financing activities during 2002 and 2001 was $1.5 and $0.2 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company maintains a surety bond of approximately $1.6 million for self-insured workers compensation.

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


RISK FACTORS

TERRORISM AND THE UNCERTAINTY OF WAR MAY HAVE ADVERSE EFFECT ON OUR OPERATING RESULTS

Terrorism attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and the acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate and our operations profitability. Further terrorist attack on the United States or the United States business may occur. The potential near-term and long-term effects these markets may have for our customers, the market for our common stock, the market for our products and the United States economy are uncertain. The consequence of any terrorist attack, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

INFLATION MAY AFFECT OUR ABILITY TO SELL MERCHANDISE AT THE 99 CENTS PRICE POINT

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1999, 2000 and 2001, we opened eighteen, twenty and twenty six 99 Cents Only Stores, respectively (fourteen stores in 1999 and twenty five 2001, respectively, net of relocated stores). As of April 28, 2002, we opened twelve stores and expect to open at least 19 additional stores in 2002. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR OPERATIONS ARE CONCENTRATED IN SOUTHERN CALIFORNIA

All but 14 of our 99 Cents Only Stores are currently located in Southern and Central California. The Company currently has seven stores in Las Vegas, Nevada and seven stores in Arizona. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. Recovery in these retail markets has continued since 1995. However, this trend may not continue and retail spending could decline in the future. In addition, Southern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

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

-    changes in our personnel;

-    fluctuations in the amount of consumer spending and

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

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 22,736,245 shares of our voting stock. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2002, the Company had $155.3 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment. At March 31, 2002, the fair value of investments approximated the carrying value.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                           None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  a. Exhibits

                        None

                  b. Reports on Form 8-K

                    (i)  Current Report on Form 8-K filed on April 18, 2002;
                         Item 5 was reported.

                    (ii) Current report on Form 8-K filed on March 25, 2002;
                         Item 5 was reported.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                 99 CENTS ONLY STORES


Date: May 12, 2002                               /s/ Andrew A. Farina
                                                 ----------------------------
                                                 Andrew A. Farina
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer)