Form 10-Q
period 2002-06-30
99 CENTS ONLY STORE
filed 2002-08-14
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Common Stock, No Par Value, 70,141,440 Shares as of July 1, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)


                                     ASSETS

                                                                           JUNE 30,       DECEMBER 31,
                                                                             2002             2001
                                                                         -----------     -------------
                                                                         (Unaudited)      (Audited)
CURRENT ASSETS:
   Cash.................................................................  $     178       $     232
   Short-term investments...............................................    117,012         147,566
   Accounts receivable, net of allowance for doubtful accounts
     of $165 as of June 30, 2002 and December 31, 2001, respectively....      2,977           3,523
  Income tax receivable.................................................      4,599           1,384
   Inventories..........................................................     78,744          66,528
   Other................................................................      3,504           3,886
                                                                          ----------      ----------
     Total current assets...............................................    207,014         223,119

PROPERTY AND EQUIPMENT, at cost:
   Land.................................................................     24,064          20,715
   Building and improvements............................................     26,186          24,007
   Leasehold improvements...............................................     76,203          50,602
   Fixtures and equipment...............................................     21,463          28,421
   Transportation equipment.............................................      2,998           2,836
   Construction in progress.............................................     12,152          17,856
                                                                          ----------      ----------
                                                                            163,066         144,437
   Less-Accumulated depreciation and amortization.......................    (48,979)        (40,798)
                                                                          ----------      ----------
                                                                            114,087         103,639
OTHER ASSETS:
   Deferred income taxes................................................     15,688          15,688
   Long term investments in marketable securities.......................     35,045             533
   Deposits.............................................................        296             296
   Long term investments in partnerships................................      4,692           4,702
   Other................................................................      5,928           4,181
                                                                          ----------      ----------
                                                                             61,649          25,400
                                                                          ----------      ----------
                                                                          $ 382,750       $ 352,158
                                                                          ==========      ==========



          The accompanying notes are an integral part of these interim financial statements.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           JUNE 30,       DECEMBER 31,
                                                                             2002             2001
                                                                         -----------     -------------
                                                                         (Unaudited)      (Audited)
CURRENT LIABILITIES:
  Current portion of capital lease obligation........................     $      41        $      40
  Accounts payable...................................................         7,520           15,244
  Accrued expenses:
     Payroll and payroll-related.....................................         4,858            2,771
     Sales tax.......................................................         1,495            3,011
     Other...........................................................         1,190              562
   Workers compensation..............................................         6,052            5,534
   Due to shareholders...............................................             -            1,655
                                                                          ----------      ----------
    Total current liabilities                                                21,156           28,817

LONG-TERM LIABILITIES:
  Deferred compensation..............................................           950                -
   Deferred rent.....................................................         2,120            2,061
   Capitalized lease obligation......................................         1,627            1,637
                                                                          ----------      ----------
    Total Long-term liabilities                                               4,697            3,698
                                                                          ----------      ----------

COMMITMENTS AND CONTINGENCIES:                                                    -                -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-100,000,000 shares
   Issued and outstanding-none.......................................             -                -
  Common stock, no par value
    Authorized-100,000,000 shares
     Issued and outstanding 70,141,440 shares at June 30, 2002
       and 69,506,103 shares at December 31, 2001....................       167,418          156,154
   Retained earnings.................................................       189,479          163,489
                                                                          ----------      ----------
                                                                            356,897          319,643
                                                                          ----------      ----------
                                                                          $ 382,750        $ 352,158
                                                                          ==========      ==========



          The accompanying notes are an integral part of these interim financial statements.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                  2002        2001          2002         2001
                                                               ----------  ----------    ----------  ----------
NET SALES:
  99 Cents Only Stores.....................................     $155,436    $122,522      $305,083    $232,734
  Bargain Wholesale (includes sales to an
    affiliate of $1,217 for the three months
    ended June 30, 2001 and $3,020 for the six
    months ended June 30, 2001)............................       12,425      13,852        25,882      28,609
                                                               ----------  ----------    ----------  ----------
                                                                 167,861     136,374       330,965     261,343
COST OF SALES..............................................      100,298      83,195       199,159     160,094
                                                               ----------  ----------    ----------  ----------
   Gross profit............................................       67,563      53,179       131,806     101,249

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses......................................       42,280      33,817        83,263      64,656
   Depreciation and amortization...........................        4,259       2,897         8,199       5,524
                                                               ----------  ----------    ----------  ----------
                                                                  46,539      36,714        91,462      70,180
                                                               ----------  ----------    ----------  ----------
   Operating income........................................       21,024      16,465        40,344      31,069
OTHER INCOME:
   Interest income.........................................         (851)     (1,091)       (1,576)     (2,426)
   Other...................................................         (360)       (360)         (720)       (720)
                                                               ----------  ----------    ----------  ----------
                                                                  (1,211)     (1,451)       (2,296)     (3,146)
                                                               ----------  ----------    ----------  ----------
  Income before provision for income taxes.................       22,235      17,916        42,640      34,215
PROVISION FOR INCOME TAXES.................................        8,717       6,987        16,652      13,323
                                                               ----------  ----------    ----------  ----------
NET INCOME.................................................      $13,518     $10,929       $25,988     $20,892
                                                               ==========  ==========    ==========  ==========

NET EARNINGS PER COMMON SHARE:
   Basic...................................................        $0.19       $0.16         $0.37       $0.31
   Diluted.................................................        $0.19       $0.16         $0.37       $0.30
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic...................................................       69,888      68,506        69,726      68,455
   Diluted.................................................       71,275      69,499        71,100      69,341



          The accompanying notes are an integral part of these interim financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                              JUNE 30,

                                                                            2002          2001
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................      $ 25,988      $ 20,892
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................         8,199         5,524
     Tax benefit from exercise of non-qualified
     Employee stock options.........................................         3,122           872
     Other..........................................................           (15)         (190)
  Changes in assets and liabilities associated with
     operating activities:
     Accounts receivable............................................           546           (59)
     Inventories....................................................       (12,216)       (4,913)
     Other assets...................................................           382        (4,758)
     Accounts payable...............................................        (7,724)         (901)
     Accrued expenses...............................................         1,199        (2,624)
     Workers compensation...........................................           518           497
     Income taxes...................................................        (3,215)        4,143
     Deferred rent..................................................            60            60
     Due to shareholders............................................        (1,655)            -
                                                                         ----------    ----------
Net cash provided by operating activities...........................        15,189        18,543
                                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................       (18,629)      (17,810)
   Reduction in short-term investments..............................        30,554        (9,436)
   Purchases of long-term investments...............................       (34,512)       (1,825)
   Net purchases of short-term and long-term investments............          (787)            -
                                                                         ----------    ----------
     Net cash used in investing activities..........................       (23,374)      (29,071)
                                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation.............................           (11)            -
   Proceeds from exercise of stock options..........................         8,142         1,705
                                                                         ----------    ----------
       Net cash provided by financing activities....................         8,131         1,705
                                                                         ----------    ----------
NET DECREASE IN CASH................................................           (54)       (8,823)
CASH, beginning of period...........................................           232         9,034
                                                                         ----------    ----------
CASH, end of period.................................................      $    178      $    211
                                                                         ==========    ==========



          The accompanying notes are an integral part of these interim financial statements.

                              99 CENTS ONLY STORES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto included in the Company's Form 10-K filed April 1, 2002. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION OF OPERATIONS

        The Company's 99 Cents Only Stores are located in California, Nevada and Arizona. The Company's current retail expansion plans for the 99 Cents Only Stores include planned new stores in these geographic regions. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in those regions.

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

        The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                    3 MONTHS ENDED         6 MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  -------------------    -------------------
                                                     2002        2001       2002        2001
                                                  -------     -------    -------     -------
Weighted average number of common shares
   outstanding-Basic.............................  69,888      68,506     69,726      68,455
Dilutive effect of outstanding stock options.....   1,387         993      1,374         886
                                                  -------     -------    -------     -------
Weighted average number of common shares
   outstanding-Diluted...........................  71,275      69,499     71,100      69,341
                                                  =======     =======    =======     =======

3. SHORT-TERM INVESTMENTS

        Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of June 30, 2002 and December 31, 2001, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                 (UNAUDITED)
                                  MATURITY                                     MATURITY
                                  ----------                                   --------
                       JUNE 30,      WITHIN 1      1 YEAR OR     DEC. 31,      WITHIN 1     1 YEAR OR
                       ---------     ---------     ----------    ---------     ---------    ---------
                         2002          YEAR          MORE          2001          YEAR         MORE
                         ----          ----          ----          ----          ----         ----
Municipal Bonds......  $123,571       $88,526       $35,045      $113,075      $112,542         $533
Corporate Securities.     1,184         1,184             0           981           981            -
Commercial Paper.....    27,302        27,302             0        34,043        34,043            -
                       $152,057      $117,012       $35,045      $148,099      $147,566         $533


4. NEW AUTHORITATIVE PRONOUNCEMENTS

        In June 2001, the FASB approved two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and was effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized and was effective as of January 1, 2002. These statements did not have an impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS 143 will have an impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 was effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

5. RELATED-PARTY TRANSACTIONS

      The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.9 million for each of the fiscal years 1999, 2000 and 2001.

      Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. ("Universal")to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also the Chief Executive Officer and a director. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its Service Agreement and Lease Agreement with 99 Cents Only Stores some time during 2002. From January 1, 2002 to June 30, 2002, the Company recorded $0.8 million and $0.7 million of revenue under a Services Agreement and Lease Agreement, respectively, and purchased $0.4 million of close out inventory from Universal related to this transaction. From January 1, 2001 to June 30, 2001, the Company recorded $1.6 million and $0.7 million under a Services Agreement and Lease Agreement, respectively, related to this transaction.

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

      At June 30, 2002, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

      Reportable segment information for the three month and the six month periods ended June 30, 2002 and June 30, 2001 follows (amounts in thousands):


            THREE MONTHS ENDED JUNE 30           RETAIL         WHOLESALE          TOTAL
                                                --------        ---------         --------
            2002
            Net sales.............              $155,436          $12,425         $167,861
            Gross margin..........                64,988            2,575           67,563

            2001
            Net sales.............              $122,522          $13,852         $136,374
            Gross margin..........                50,472            2,707           53,179

            SIX MONTHS ENDED JUNE 30             RETAIL         WHOLESALE          TOTAL
                                                --------        ---------         --------
            2002
            Net sales.............              $305,083          $25,882         $330,965
            Gross margin..........               126,637            5,169          131,806

            2001
            Net sales.............              $232,734          $28,609         $261,343
            Gross margin..........                95,718            5,531          101,249

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in connection with "Item 1. Financial Statements."

GENERAL

The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of June 30, 2002, operated a chain of 139 deep-discount 99 Cents Only Stores. The Company's growth during the last three fiscal years has come primarily from new store openings, and growth in its Bargain Wholesale division. The Company opened eighteen, twenty and twenty-six stores in 1999, 2000 and 2001, respectively (fourteen, twenty and twenty-five, respectively, net of relocated stores). The Company opened sixteen stores through June 30, 2002 (three stores in Southern California, four in Central California, two in Northern California, two in Las Vegas, Nevada and five in Phoenix, Arizona). The Company plans to open an additional 15 net new stores during the remainder of the year, including stores in Las Vegas, Nevada and Phoenix, Arizona. Of the 15 intended new locations, as of June 30, 2002, the Company has secured sites for seven of these additional store locations. Bargain Wholesale sales are primarily focused on large domestic and international accounts and local and regional independent retailers. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

LONG-LIVED ASSET IMPAIRMENTS: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and additional impairments may be required should such changes occur.

SELF-INSURANCE RESERVES: The Company is self-insured in relation to workers' compensation claims. The Company carries excess workers' compensation insurance, which covers individual claims up to the policy deductible amount. The Company provides for losses of estimated known and incurred but not reported insurance claims. These estimates are based on reported claims and actuarial valuations. Should a greater amount of claims occur compared to what was estimated, reserves recorded may not be sufficient and additional expense could be incurred.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate", "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES: Net sales increased $31.5 million, or 23.1%, to $167.9 million in the 2002 period from $136.4 million in the 2001 period. Retail sales increased $32.9 million to $155.4 million in the 2002 period from $122.5 million in the 2001 period. The retail net sales increase primarily was attributable to the net effect of sixteen new stores opened in 2002, the full quarter effect of 25 net new stores opened in 2001 and the 2.1% increase in same store sales. Bargain Wholesale net sales were $12.4 million in the 2002 period and were $13.9 million in the 2001 period. The 2001 period included $1.2 million in net sales to Universal as compared to none for the 2002 period.

GROSS PROFIT: Gross profit increased approximately $14.4 million, or 27.1%, to $67.6 million in the 2002 period from $53.2 million in the 2001 period. The increase in gross profit was due to higher net retail sales and favorable purchase cost variances for close-out merchandise. Overall gross profit margin for the 2002 period was 40.3% versus 39.0% for the 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $9.8 million, or 26.8%, to $46.5 million in the 2002 period from $36.7 million in the 2001 period. As a percentage of net sales, total SG&A increased to 27.7% for the 2002 period from 26.9% for the 2001 period. This increase primarily is related to the California minimum wage increase in January 2002 and depreciation cost increases.

OPERATING INCOME: As a result of the items discussed above, operating income increased $4.6 million, or 27.7%, to $21.0 million for the 2002 period from $16.4 million for the 2001 period. Operating margin was 12.5% for the 2002 period versus 12.1% for the 2001 period.

OTHER INCOME (EXPENSE): Other income (expense) includes interest income on the Company's marketable securities and interest income from a lease agreement with Universal. Interest income was $.9 million for the 2002 period and $1.1 million for the 2001 period. The decrease in interest income is a result of lower interest rates during the 2002 period than were in effect for the 2001 period. During 2002 and 2001, the Company had no bank debt. At June 30, 2002, the Company held $117.0 million in short-term investments and $35.0 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal bonds, municipal bonds and commercial paper. The Company generally holds investments until maturity. In each of the 2002 and 2001 periods, the Company recorded $0.4 million of rent income under a lease agreement with Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $8.7 million in the 2002 period compared to $7.0 million for the 2001 period. The effective rate of the provision for income taxes was approximately 39.2% for the 2002 period and 39.0% for the 2001 period. This variance results from available tax credits and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $2.6 million, or 23.9%, to $13.5 million for the 2002 period from $10.9 million for the 2001 period. Net income as a percentage of sales was 8.1% for the 2002 period and 8.0% for the 2001 period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES: Net sales increased $69.6 million, or 26.6%, to $331.0 million in the 2002 period from $261.3 million in the 2001 period. Retail sales increased $72.3 million to $305.1 million in the 2002 period from $232.7 million in the 2001 period. The retail net sales increase primarily was attributable to the net effect of sixteen net new stores opened in the first six months of 2002, the full six months effect of 25 net new stores opened in 2001, and a 5.0% increase in comparable same store sales for the six-month period. Bargain Wholesale net sales were $25.9 million for the 2002 period and $28.6 million for the 2001 period. Included in Bargain Wholesale net sales for the 2001 period were $3.1 million of shipments to Universal at a 10% gross margin. No shipments to Universal were made in the first six months of 2002 as a result of the closing of Universal.

GROSS PROFIT: Gross profit increased approximately $30.6 million, or 30.2%, to $131.8 million in the 2002 period from $101.2 million in the 2001 period. The increase in gross profit primarily was due to higher net sales volume and margin improvement resulting from favorable product cost factors. The gross profit margin as a percentage of net sales was 39.8% in the 2002 period versus 38.7% in the 2001 period. The year to date retail gross margin was 41.5% for the 2002 period versus 41.1% for the 2001 period. The change in the retail gross profit margin is due to product cost factors and category sales mix. The wholesale gross profit margin was 20.0% for the 2002 period and 19.3% for 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $21.3 million, or 30.3%, to $91.5 million in the 2002 period from $70.2 million in the 2001 period. As a percentage of net sales, total SG&A increased to 27.6% for the 2002 period from 26.9% for the 2001 period. This increase was a result of the California minimum wage increase in January 2002, which was partially offset by $0.8 million in management fees earned for administrative services provided to Universal. Additional cost increases included depreciation.

OPERATING INCOME: As a result of the items discussed above, operating income increased $9.3 million, or 29.9%, to $40.3 million for the 2002 period from $31.1 million for the 2001 period. Operating margin was 12.2% for the 2002 period versus 11.9% for the 2001 period.

OTHER INCOME (EXPENSE): Other income (expense) includes interest income on the Company's marketable securities and interest income under a lease agreement with Universal. Interest income decreased $0.8 million, or 35.0%, to $1.6 million for the 2002 period from $2.4 million for the 2001 period. The decrease in net interest income between 2002 and 2001 was primarily due to lower interest earned on short-term and long-term marketable securities because of interest rate declines over the past year. At June 30, 2002, the Company held $117.0 million in short-term investments and $35.0 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal bonds, municipal bonds and commercial paper. The Company generally holds investments until maturity. In each of the 2002 and 2001 periods, the Company recorded $0.7 million of rent income under a lease agreement with Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $16.7 million for the 2002 period compared to $13.3 million for the 2001 period. The effective rate of the provision for income taxes was approximately 39.1% for the 2002 period and 38.9% for the 2001 period. This variance results from available tax credits and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $5.1 million, or 24.4%, to $26.0 million, or $0.37 per diluted share for the 2002 period, from $20.9 million, or $0.30 per diluted share, for the 2001 period. Net income as a percentage of sales was 7.9% for the 2002 period and 8.0% for the 2001 period.

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

Net cash provided by operations during the six months ended June 30, 2002 was $13.5 million, primarily consisting of $26.0 million of net income adjusted for non-cash items. Net cash provided by operations during the six months ended June 30, 2001 was $17.7 million, primarily consisting of $20.9 million of net income adjusted for non-cash items. In the six months ended June 30, 2002, the Company used $8.5 million for working capital. Net cash used for working capital and other activities primarily reflects an increase in inventory of $12.2 million, payment on accounts payable of $7.7 million and payment of $1.7 million due to shareholders as a result of the tax benefit of the sale of Universal and other related transactions with Universal.

Net cash used in investing activities during the six months ended June 30, 2002 and 2001 was $22.6 million and $29.1 million, respectively. Net cash used in investing activities for the 2002 period reflects $19.0 million used for capital expenditures, including $14.6 million used to open new stores. Net cash used in investing activities for the 2001 period reflects $17.8 million used for capital expenditures, including $11.1 million used to open new stores. The increase in net cash used in investing activities primarily is due to the purchase of marketable securities, which increased to $15.5 million for the 2002 period from $11.3 million for the 2001 period.

Net cash provided by financing activities during the six months ended June 30, 2002 and 2001 was $9.0 million and $2.6 million, respectively, each of which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company has pledged a $5.1 million FNMA bond with the State of California Department of Industrial Relations as security for self-insured workers compensation.

The Company plans to open new 99 Cents Only Stores at a targeted annual rate of 25%. The average investment per new store opened in 2002, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, is approximately $660,000. The Company does not capitalize pre-opening expenses. The Company's cash requirements for new store openings are expected to total approximately $35.0 million in 2002, which includes the acquisition of properties. The Company's total planned expenditure in 2002 for additions to fixtures and leasehold improvements of existing stores, as well as for distribution, systems, expansion and replacement equipment is approximately $10.0 million. The Company believes that its total capital expenditure requirements for 2002 (including new store openings) will be approximately $45.0 million. The Company intends to fund its liquidity requirements for 2002 out of net cash provided by operations, short-term investments and cash on hand.

RISK FACTORS

TERRORISM AND THE UNCERTAINTY OF WAR MAY HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS

Terrorism attacks, such as the attacks that occurred in New York and Washington D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate and our profitability. Further terrorist attacks on the United States or United States businesses may occur. The potential near-term and long-term effects these attacks may have for our customers, the market for our common stock, the market for our products and the United States economy are uncertain. The consequence of any terrorist attack, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1999, 2000 and 2001, we opened eighteen, twenty and twenty-six 99 Cents Only Stores, respectively (fourteen, twenty and twenty-five stores, respectively, net of relocated stores). As of June 30, 2002, we opened sixteen stores and expect to open at least 15 additional stores in the remainder of 2002. We plan to open new stores over the next several years at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

We also cannot assure you that we will improve our results of operations when we open new stores. A variety of factors, including store location, store size, rental terms, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets has in the past and may in the future reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

OUR OPERATIONS ARE CONCENTRATED IN SOUTHERN CALIFORNIA

All but 17 of our 99 Cents Only Stores are currently located in California. The Company operates seven stores in Las Vegas, Nevada and ten stores in Arizona. Accordingly, our results of operations and financial condition largely depend upon trends in the Southern California economy. For example, this region experienced an economic recession in the early 1990s. Although this recession had no material effect on our business, between 1989 and 1993 most California counties, particularly Los Angeles, recorded a significant decline in retail spending. If retail spending declines again due to another economic slow-down or recession in Southern California, we cannot assure you that our operations will not be negatively impacted.

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

In January 2001, California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. In 2001, annual payroll expenses increased less than 1.0% for the first year the minimum wage increase was in effect. We expect a similar increase for the year 2002. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND PURCHASES

Although international sales historically have not been important to our net sales, they have contributed to historical growth in Bargain Wholesale's net sales. In addition, some of the inventory we purchase is manufactured outside the United States. There are many risks associated with doing business internationally. Our international transactions may be subject to risks such as:

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9 million in each of 1999, 2000 and 2001. Through June 30, 2002, the Company recorded $1.1 million in rental expense associated with these properties. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2000 and 2001, we generated approximately 29.6% and 29.9%, respectively, of our net sales and approximately 32.7% and 35.3%, respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter it could have an adverse impact on our profitability and impair our results of operations for the entire year. Adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year. In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

-  the number of new stores and timing of new store openings;
-  the level of advertising and pre-opening expenses associated with new stores;
-  the integration of new stores into our operations;
-  general economic health of the deep-discount retail industry;
-  changes in the mix of products sold;
-  unexpected increases in shipping costs;
-  ability to successfully manage our inventory levels;
-  changes in our personnel;
-  fluctuations in the amount of consumer spending;
- and the amount and timing of operating costs and capital expenditures relating to the growth of our business.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of June 30, 2002, we lease all but 17 of our stores. In December 2000, the Company exercised its option to purchase its main warehouse and distribution facility (where our executive offices are located) for $10.5 million. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; WE ARE CONTROLLED BY OUR EXISTING SHAREHOLDERS

In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own 22,735,622, or 32.4% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

The market price of our common stock has been subject to volatility and, in the future, the market price of our common stock may fluctuate substantially due to a variety of factors, including:

      o quarterly fluctuations in our operating income and earnings per share results;

      o     economic conditions;

      o     changes in earnings estimates by market research analysts;

      o     conditions or trends in our industry;

      o     sales of common stock by existing holders;

      o     loss of key personnel; and

      o     securities class actions or other litigation.

The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 2002, the Company had $152.1 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At June 30, 2002, the fair value of investments approximated the carrying value.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its 2002 Annual Meeting of Stockholders on June 5, 2002. A quorum of shareholders were present either in person or by proxy. There were four matters submitted to a vote of the shareholders.

The first matter was the election of nine directors to hold office for a one-year term. All directors who were nominated were elected. The results of the election are set forth in the following table:

DIRECTOR                           VOTES FOR                     VOTES AGAINST
--------                           ---------                     -------------
William Christy                    57,622,723                       759,561
Lawrence Glascott                  57,568,561                       813,723
David Gold                         52,225,632                      6,126,625
Howard Gold                        52,225,632                      6,126,625
Jeff Gold                          52,225,632                      6,126,625
Marvin Holen                       57,568,561                       813,723
Eric Schiffer                      51,859,833                      6,522,451
Ben Schwartz                       57,622,723                       759,561
John Shields                       57,622,723                       759,561

The second proposal was to increase the number of authorized shares of common stock from 100 million shares to 200 million shares. This proposal was approved.

           VOTES FOR              VOTES AGAINST                   ABSTENTIONS
           ---------              -------------                   -----------
          54,280,870                4,100,368                        1,046


The third proposal was to amend the 1996 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 12,334,367 shares to 17,000,000 shares. This proposal was approved.

           VOTES FOR              VOTES AGAINST                   ABSTENTIONS
           ---------              -------------                   -----------
          42,772,748               15,597,082                        12,453

The fourth matter was to consider and act upon a shareholder proposal that requested the Board of Directors to establish certain vendor standards to be inserted in the Company's purchase contracts with its vendors. This proposal was not approved.

           VOTES FOR              VOTES AGAINST                   ABSTENTIONS
           ---------              -------------                   -----------
           4,835,027               45,931,250                      8,156,006

ITEM 5. OTHER INFORMATION None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

            99.1  Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2002.

            99.2  Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2002.

        b.  Reports on Form 8-K

            (i) Current report on Form 8-K filed on July 25, 2002; Item 5 was reported.

            (ii) Current Report on Form 8-K filed on June 14, 2002; Item 4 was reported.

            (iii) Current Report on Form 8-K filed on April 18, 2002; Item 5 was reported.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  99 CENTS ONLY STORES

Date: August 14, 2002                             /s/ Andrew A. Farina
                                                  -----------------------------
                                                  Andrew A. Farina
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)

                                  EXHIBIT INDEX

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 dated August 14, 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 dated August 14, 2002.