Form 10-Q
period 2002-09-30
99 CENTS ONLY STORE
filed 2002-10-28
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common Stock, No Par Value, 70,094,727 Shares as of October 1, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)


                                     ASSETS

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2002          2001
                                                                    -------------   ------------
                                                                     (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash............................................................    $   3,292       $     232
   Short-term investments..........................................      112,162         147,566
   Accounts receivable, net of allowance for doubtful accounts of $165 as of September 30, 2002 and December 31, 2001,
     respectively..................................................        3,590           3,523
  Income tax receivable............................................        5,342           1,384
   Inventories.....................................................       83,823          66,528
   Other...........................................................        3,212           3,886
                                                                       ----------      ----------
     Total current assets..........................................      211,421         223,119

PROPERTY AND EQUIPMENT, at cost:
   Land............................................................       25,641          20,715
   Building and improvements.......................................       27,476          24,007
   Leasehold improvements..........................................       64,935          50,602
   Fixtures and equipment..........................................       38,632          28,421
   Transportation equipment........................................        3,045           2,836
   Construction in progress........................................       11,989          17,856
                                                                       ----------      ----------
                                                                         171,718         144,437
   Less-Accumulated depreciation and amortization..................      (53,549)        (40,798)
                                                                       ----------      ----------
                                                                         118,169         103,639

   LONG-TERM INVESTMENTS IN MARKETABLE SECURITIES..................       42,959             533

   OTHER...........................................................       27,018          24,867
                                                                       ----------      ----------
                                                                       $ 399,567       $ 352,158
                                                                       ==========      ==========



              The accompanying notes are an integral part of these
                          interim financial statements.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    2002              2001
                                                                -------------      ------------
                                                                 (Unaudited)        (Audited)
CURRENT LIABILITIES:
  Current portion of capital lease obligation..................   $      41        $     40
  Accounts payable.............................................       9,850           15,244
  Accrued expenses:
     Payroll and payroll-related...............................       3,045            2,771
     Sales tax.................................................       2,882            3,011
     Other.....................................................       1,935              562
   Workers compensation........................................       6,019            5,534
   Due to shareholders.........................................           -            1,655
                                                                  ----------       ----------
    Total current liabilities                                        23,772           28,817
                                                                  ----------       ----------
LONG-TERM LIABILITIES:
  Deferred compensation........................................         950                -
   Deferred rent...............................................       2,150            2,061
   Capitalized lease obligation................................       1,627            1,637
                                                                  ----------       ----------
    Total Long-term liabilities                                       4,727            3,698
                                                                  ----------       ----------
COMMITMENTS AND CONTINGENCIES:                                            -                -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-100,000,000 shares
   Issued and outstanding-none.................................           -                -
  Common stock, no par value
    Authorized-100,000,000 shares
     Issued and outstanding 70,094,727 shares at
       September 30, 2002 and 69,506,103 shares
          at December 31, 2001.................................     168,334          156,154
   Retained earnings...........................................     202,734          163,489
                                                                  ----------       ----------
                                                                    371,068          319,643
                                                                  ----------       ----------
                                                                  $ 399,567        $ 352,158
                                                                  ==========       ==========




              The accompanying notes are an integral part of these
                         interim financial statements.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                  2002        2001         2002         2001
                                                                ---------   ---------     ---------   ---------
NET SALES:
  99 Cents Only Stores.....................................     $160,424    $130,799      $465,507    $363,534
  Bargain Wholesale (includes sales to an affiliate of
     $1,165 for the three months ended September 30, 2001
     and $4,185 for the nine months ended September 30,
     2001).................................................       11,839      13,223        37,722      41,831
                                                                ---------   ---------     ---------   ---------
                                                                 172,263     144,022       503,229     405,365
COST OF SALES..............................................      103,509      87,751       302,668     247,845
                                                                ---------   ---------     ---------   ---------
   Gross profit............................................       68,754      56,271       200,561     157,520
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses......................................       43,577      36,329       126,840     100,985
   Depreciation and amortization...........................        4,570       3,179        12,769       8,703
                                                                ---------   ---------     ---------   ---------
                                                                  48,147      39,508       139,609     109,688
                                                                ---------   ---------     ---------   ---------
   Operating income........................................       20,607      16,763        60,952      47,832
OTHER INCOME:
   Interest income.........................................         (775)       (937)       (2,350)     (3,364)
   Other...................................................         (360)       (360)       (1,080)     (1,080)
                                                                ---------   ---------     ---------   ---------
                                                                  (1,135)     (1,297)       (3,430)     (4,444)
                                                                ---------   ---------     ---------   ---------
  Income before provision for income taxes.................       21,742      18,060        64,382      52,276
PROVISION FOR INCOME TAXES.................................        8,487       6,892        25,139      20,215
                                                                ---------   ---------     ---------   ---------
NET INCOME.................................................     $ 13,255    $ 11,168      $ 39,243    $ 32,061
                                                                =========   =========     =========   =========
NET EARNINGS PER COMMON SHARE:
   Basic...................................................        $0.19       $0.16         $0.56       $0.47
   Diluted.................................................        $0.19       $0.16         $0.55       $0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic...................................................       70,043      68,995        69,830      68,635
   Diluted.................................................       71,217      70,369        71,139      69,684



              The accompanying notes are an integral part of these
                          interim financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                               SEPTEMBER 30,
                                                                            2002          2001
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................       $39,243       $32,061
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................        12,769         8,703
     Tax benefit from exercise of non-qualified
     Employee stock options.........................................         3,500         3,925
     Other..........................................................           (17)         (191)
  Changes in assets and liabilities associated with
    operating activities:
     Accounts receivable............................................           (67)       (1,861)
     Inventories....................................................       (17,295)       (4,522)
     Other assets...................................................           674        (3,836)
     Accounts payable...............................................        (5,393)       (2,444)
     Accrued expenses...............................................         1,518        (1,220)
     Workers compensation...........................................           486           613
     Income taxes...................................................        (3,958)        6,408
     Deferred rent..................................................            90            90
     Due to shareholders............................................        (1,655)            -
                                                                          ---------     ---------
Net cash provided by operating activities...........................        29,895        37,726
                                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................       (27,281)      (31,498)
   Reduction (purchase)of short-term investments....................        35,403       (13,039)
   Purchases of long-term investments...............................       (42,426)        1,514
   Purchases of other assets........................................        (1,201)            -
                                                                          ---------     ---------
     Net cash used in investing activities..........................       (35,505)      (43,023)
                                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation.............................           (10)            -
   Proceeds from exercise of stock options..........................         8,680         7,046
                                                                          ---------     ---------
       Net cash provided by financing activities....................         8,670         7,046
                                                                          ---------     ---------
NET DECREASE IN CASH................................................         3,060         1,749
CASH, beginning of period...........................................           232         9,034
                                                                          ---------     ---------
CASH, end of period.................................................      $  3,292      $ 10,783
                                                                          =========     =========



              The accompanying notes are an integral part of these
                         interim financial statements.

                              99 CENTS ONLY STORES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the SEC. These statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto included in the Company's Form 10-K filed April 1, 2002. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

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

     The table below is a reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2002 and 2001 (amounts in thousands):

                                                        3 MONTHS ENDED        9 MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------     ------------------
                                                       2002        2001       2002        2001
                                                      ------      ------     ------      ------
Weighted average number of common shares
   outstanding-Basic...............................   70,043      68,995     69,830      68,635
Dilutive effect of outstanding stock options.......    1,174       1,374      1,309       1,049
                                                      ------      ------     ------      ------
Weighted average number of common shares
   outstanding-Diluted.............................   71,217      70,369     71,139      69,684
                                                      ======      ======     ======      ======

3. SHORT-TERM INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, primarily with short-term maturities. The Company generally holds investments until maturity and has not experienced any significant gain or loss from the sales of its investments. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. As of September 30, 2002 and December 31, 2001, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):


                                    (UNAUDITED)
                                     MATURITY                                 MATURITY
                       -----------------------------------     ---------------------------------
                       SEPTEMBER    WITHIN 1    1 YEAR OR       DEC. 31,    WITHIN 1   1 YEAR OR
                       ----------   ---------   ----------     ---------   ---------   ---------
                        30, 2002       YEAR        MORE           2001        YEAR        MORE
                        --------     --------    --------       --------    --------    -------
Federal Bonds......     $  7,235     $      -     $ 7,235      $       -    $      -      $  -
Municipal Bonds......     99,730       78,490      21,240        113,075     112,542       533
Corporate Securities.     16,589        2,105      14,484            981         981         -
Commercial Paper.....     31,567       31,567           -         34,043      34,043         -
                        --------     --------    --------       --------    --------    -------
                        $155,121     $112,162     $42,959       $148,099    $147,566      $533
                        ========     ========    ========       ========    ========    =======


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement addresses financial accounting and reporting for long-lived assets and retains requirements to recognize an impairment loss if the carrying value is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and the fair value of the asset. SFAS 144 was effective for the financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

5. RELATED-PARTY TRANSACTIONS

     The Company leases certain retail facilities from its principal shareholders. Rental expense for these facilities was approximately $1.9 million for each of the fiscal years 1999, 2000 and 2001. We expect that rental expense for these facilities in 2002 will be approximately $1.9 million.

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. ("Universal") to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also the Chief Executive Officer and a director. Subsequent to December 31, 2001, Universal ceased operations and closed its business. It is expected that Universal will terminate its Service Agreement and Lease Agreement with 99 Cents Only Stores some time during 2002. From January 1, 2002 to September 30, 2002, the Company recorded $1.1 million and $1.1 million of revenue under a Services Agreement and Lease Agreement, respectively, and purchased $0.5 million of close out inventory from Universal related to this transaction. From January 1, 2001 to September 30, 2001, the Company recorded $2.5 million and $1.1 million under a Services Agreement and Lease Agreement, respectively, related to this transaction.

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

     At September 30, 2002, the Company had no customers representing more than 4.4% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three month and the nine month periods ended September 30, 2002 and September 30, 2001 follows (amounts in thousands):

         THREE MONTHS ENDED
            SEPTEMBER 30                   RETAIL        WHOLESALE           TOTAL
                                           ------        ---------           -----
     2002
     ----
     Net sales.............              $160,424          $11,839         $172,263
     Gross margin..........                66,324            2,430           68,754

     2001
     ----
     Net sales.............              $130,799          $13,223         $144,022
     Gross margin..........                53,709            2,562           56,271

          NINE MONTHS ENDED
             SEPTEMBER 30                  RETAIL        WHOLESALE           TOTAL
                                           ------        ---------           -----
     2002
     ----
     Net sales.............              $465,507          $37,722         $503,229
     Gross margin..........               192,961            7,600          200,561

     2001
     ----
     Net sales.............              $363,534          $41,831         $405,365
     Gross margin..........               149,426            8,094          157,520

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in connection with "Item 1. Financial Statements."

GENERAL

The Company has been engaged since 1976 in the purchase and sale of name-brand, close-out and regularly available general merchandise. Since that time, the Company has sold its merchandise on a wholesale basis through its Bargain Wholesale division. On August 13, 1982, the Company opened its first 99 Cents Only Stores location and as of September 30, 2002, operated a chain of 144 99 Cents Only Stores. The Company's growth during the last three fiscal years has come primarily from new store openings. The Company opened eighteen, twenty and twenty-six stores in 1999, 2000 and 2001, respectively (fourteen, twenty and twenty-five, respectively, net of relocated stores). The Company opened twenty-one stores through September 30, 2002 (four stores in Southern California, four in Central California, four in Northern California, three in Las Vegas, Nevada, and six in Phoenix, Arizona). The Company plans to open an additional 7 net new stores in the fourth quarter, including one store in Phoenix, Arizona, one in Las Vegas, Nevada, and five in California. As of September 30, 2002, the Company has secured sites for these additional store locations. Bargain Wholesale sales are primarily focused on large domestic and international accounts and local and regional independent retailers. The Company generally realizes a lower gross profit margin on Bargain Wholesale's net sales compared to its retail net sales. However, Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing and to generate additional net sales with relatively small incremental increases in operating expenses.

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

The Company currently targets larger locations for new store development, which are generally between 15,000 and 25,000 gross square feet. Although it is the Company's experience that the larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, investments, income taxes, self-insurance reserves, and commitments and contingencies.

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

LONG-LIVED ASSET IMPAIRMENTS: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and impairments charges may be required should such changes occur.

SELF-INSURANCE RESERVES: The Company is self-insured in relation to workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. These estimates are based on reported claims and actuarial valuations. Should a greater amount of claims or a higher cost of claims occur compared to what was estimated, reserves recorded may not be sufficient and additional expense could be incurred.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act") and Section 27A of the Securities Act of 1933 (the "Act"). The words "expect," "estimate," "anticipate", "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES: Net sales increased $28.3 million, or 19.6%, to $172.3 million in the 2002 period from $144.0 million in the 2001 period. Retail sales increased 22.7% or $29.6 million to $160.4 million in the 2002 period from $130.8 million in the 2001 period. The retail net sales increase primarily was attributable to the net effect of twenty-one new stores opened in 2002, the full quarter effect of 25 net new stores opened in 2001 and the 1.1% increase in same store sales. Bargain Wholesale net sales were $11.8 million in the 2002 period and were $13.2 million in the 2001 period. The 2001 period included $1.2 million in net sales to Universal as compared to none for the 2002 period.

GROSS PROFIT: Gross profit increased approximately $12.5 million, or 22.2%, to $68.8 million in the 2002 period from $56.3 million in the 2001 period. The increase in gross profit was due to higher net retail sales and favorable purchase cost variances for close-out merchandise. Overall gross profit margin for the 2002 period was 39.9% versus 39.1% for the 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $8.6 million, or 21.9%, to $48.1 million in the 2002 period from $39.5 million in the 2001 period. As a percentage of net sales, total SG&A increased to 27.9% for the 2002 period from 27.4% for the 2001 period. This increase primarily is related to the California minimum wage increase in January 2002 and depreciation cost increases.

OPERATING INCOME: As a result of the items discussed above, operating income increased $3.8 million, or 22.9%, to $20.6 million for the 2002 period from $16.8 million for the 2001 period. Operating margin was 12.0% for the 2002 period versus 11.7% for the 2001 period.

OTHER INCOME: Other income includes interest income on the Company's marketable securities and rental income from a lease agreement with Universal. Interest income was $0.8 million for the 2002 period and $0.9 million for the 2001 period. The decrease in interest income is a result of lower interest rates during the 2002 period than were in effect for the 2001 period. During 2002 and 2001, the Company had no bank debt. At September 30, 2002, the Company held $112.2 million in short-term investments and $43.0 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal bonds, municipal bonds and commercial paper. The Company generally holds investments until maturity. In each of the 2002 and 2001 periods, the Company recorded $0.4 million of rent income under a lease agreement with Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $8.5 million in the 2002 period compared to $6.9 million for the 2001 period. The effective rate of the provision for income taxes was approximately 39.0% for the 2002 period and 38.2% for the 2001 period. This variance results from available job tax credits, the effective state tax rate and tax-free interest income earned.

NET INCOME: As a result of the items discussed above, net income increased $2.1 million, or 18.7%, to $13.3 million for the 2002 period from $11.2 million for the 2001 period. Net income as a percentage of sales was 7.7% for the 2002 period and 7.8% for the 2001 period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES: Net sales increased $97.9 million, or 24.1%, to $503.2 million in the 2002 period from $405.4 million in the 2001 period. Retail sales increased $102.0 million to $465.5 million in the 2002 period from $363.5 million in the 2001 period. The retail net sales increase primarily was attributable to the net effect of twenty-one net new stores opened in the first nine months of 2002, the full nine months effect of 25 net new stores opened in 2001, and a 3.7% increase in comparable same store sales for the nine-month period. Bargain Wholesale net sales were $37.7 million for the 2002 period and $41.8 million for the 2001 period. Included in Bargain Wholesale net sales for the 2001 period were $4.2 million of shipments to Universal at a 10% gross margin. No shipments to Universal were made in the first nine months of 2002 as a result of the closing of Universal.

GROSS PROFIT: Gross profit increased approximately $43.0 million, or 27.3%, to $200.6 million in the 2002 period from $157.5 million in the 2001 period. The increase in gross profit primarily was due to higher net sales volume and margin improvement resulting from favorable product cost factors. The gross profit margin as a percentage of net sales was 39.9% in the 2002 period versus 38.9% in the 2001 period. The year to date retail gross margin was 41.5% for the 2002 period versus 41.1% for the 2001 period. The change in the retail gross profit margin is due to product cost factors and category sales mix. The wholesale gross profit margin was 20.2% for the 2002 period and 19.4% for 2001 period.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $29.9 million, or 27.3%, to $139.6 million in the 2002 period from $109.7 million in the 2001 period. As a percentage of net sales, total SG&A increased to 27.7% for the 2002 period from 27.1% for the 2001 period. This increase was a result of the California minimum wage increase in January 2002, which was partially offset by $1.1 million in management fees earned for administrative services provided to Universal. Additional cost increases included depreciation.

OPERATING INCOME: As a result of the items discussed above, operating income increased $13.1 million, or 27.4%, to $61.0 million for the 2002 period from $47.8 million for the 2001 period. Operating margin was 12.1% for the 2002 period versus 11.8% for the 2001 period.

OTHER INCOME: Other income includes interest income on the Company's marketable securities and interest income under a lease agreement with Universal. Interest income decreased $1.0 million, to $2.4 million for the 2002 period from $3.4 million for the 2001 period. The decrease in net interest income between 2002 and 2001 was primarily due to lower interest earned on short-term and long-term marketable securities because of interest rate declines over the past year. At September 30, 2002, the Company held $112.2 million in short-term investments and $43.0 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal bonds, municipal bonds and commercial paper. The Company generally holds investments until maturity. In each of the 2002 and 2001 periods, the Company recorded $1.1 million of rent income under a lease agreement with Universal.

PROVISION FOR INCOME TAXES: The provision for income taxes was $25.1 million for the 2002 period compared to $20.2 million for the 2001 period. The effective rate of the provision for income taxes was approximately 39.0% for the 2002 period and 38.7% for the 2001 period. This variance results from available job tax credits, tax-free interest income earned and changes in the effective state tax rate.

NET INCOME: As a result of the items discussed above, net income increased $7.2 million, or 22.4%, to $39.2 million, or $0.55 per diluted share for the 2002 period, from $32.1 million, or $0.46 per diluted share, for the 2001 period. Net income as a percentage of sales was 7.8% for the 2002 period and 7.9% for the 2001 period.

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

Net cash provided by operations during the nine months ended September 30, 2002 was $29.9 million, which includes $39.2 million of net income before adjustments for depreciation and other non-cash items of $16.3 million and also includes $25.6 million of cash used for working capital. Net cash used for working capital and other activities primarily reflects an increase in inventory of $17.3 million, payment on accounts payable of $5.4 million and payment of $1.7 million due to shareholders as a result of the tax benefit of the sale of Universal and other related transactions with Universal. Net cash provided by operations during the nine months ended September 30, 2001 was $37.7 million, which includes $32.1 million of net income before adjustments for depreciation and other non-cash items of $12.4 million and also includes $13.5 million of cash used for working capital.

Net cash used in investing activities during the nine months ended September 30, 2002 and 2001 was $35.5 million and $43.0 million, respectively. Net cash used in investing activities for the 2002 period reflects $27.3 million used for capital expenditures, including $24.1 million used to open new stores. Net cash used in investing activities in the 2001 period was $43.0 million, which includes $31.5 million used for capital expenditures and $13.0 million for the purchase of marketable securities. Other changes in net cash used in investing activities in 2002 and 2001 are due to the purchase and sale of short and long-term marketable securities.

Net cash provided by financing activities during the nine months ended September 30, 2002 and 2001 was $8.7 million and $7.0 million, respectively, each of which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company has pledged a $6.3 million FNMA bond with the State of California Department of Industrial Relations as security for self-insured workers compensation.

The Company plans to grow retail square footage of 99 Cents Only Stores at a targeted annual rate of 25%. The average investment per new store opened in 2002, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, is approximately $660,000. The Company does not capitalize pre-opening expenses. The Company's cash requirements for new store openings are expected to total approximately $38.0 million in 2002, which includes the acquisition of properties. The Company's total planned expenditure in 2002 for additions to fixtures and leasehold improvements of existing stores, as well as for distribution, systems, expansion and replacement equipment is approximately $10.0 million. The Company believes that its total capital expenditure requirements for 2002 (including new store openings) will be approximately $48.0 million. The Company intends to fund its liquidity requirements for 2002 out of net cash provided by operations, short-term investments and cash on hand.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 1999, 2000 and 2001, we opened eighteen, twenty and twenty-six 99 Cents Only Stores, respectively (fourteen, twenty and twenty-five stores, respectively, net of relocated stores). As of September 30, 2002, we opened twenty-one stores and expect to open 7 stores in the fourth quarter of 2002 which will be approximately 23% new store growth and over 25% retail square footage growth. We plan to grow retail square footage at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, appropriately, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

All but 18 of our 99 Cents Only Stores are currently located in California. The Company operates eight stores in Las Vegas, Nevada and ten stores in Arizona. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

WE COULD EXPERIENCE DISRUPTIONS IN RECEIVING AND DISTRIBUTION

Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations, as well as unexpected demands on our transportation network, which could cause delays in delivery of merchandise to or from our warehouses to our stores. A fire, earthquake or other disaster at our warehouses could hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties. Although we try to limit our risk of exposure to potential product liability claims, we do not know if the limitations in our agreements are enforceable. We maintain insurance covering damage from use of our products. If any product liability claim is successful and large enough, our business could suffer.

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

In January 2001, California enacted a minimum wage increase of $0.50 per hour with an additional $0.50 increase required in January 2002. In 2001 and 2002, annual payroll expenses as a percentage of sales increased less than 1.0%. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers. However the Company believes that the increased minimum wage will result in incremental customer spending in our stores.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND PURCHASES

Although international sales historically have not been important to our overall net sales, they have contributed to historical growth in Bargain Wholesale's net sales. In addition, some of the inventory we purchase is manufactured outside the United States. There are many risks associated with doing business internationally. Our international transactions may be subject to risks such as:

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9 million in each of 1999, 2000 and 2001. Through September 30, 2002, the Company recorded $1.4 million in rental expense associated with these properties. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

WE RELY HEAVILY ON OUR MANAGEMENT TEAM

Our success depends substantially on David Gold and Eric Schiffer, our Chief Executive Officer and President, respectively. We also rely on the continued service of our executive officers and other key management. We have not entered into employment agreements with any of our executive officers and we do not maintain key person life insurance on them. As we continue to grow, our success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and we may not be able to successfully attract, assimilate or retain sufficiently qualified candidates.

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

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of September 30, 2002, we leased all but 19 of our stores and the Company owns its main warehouse and distribution facility (where our executive offices are located). However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of September 30, 2002, 22,735,622, or 32.4% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

OUR STOCK PRICE COULD FLUCTUATE WIDELY

The market price of our common stock has risen substantially since our initial public offering on May 23, 1996. Trading prices for our common stock could fluctuate significantly due to many factors, including:

- the depth of the market for our common stock;
- changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
- variations in our operating results;
- conditions or trends in our industry or in the industries of any of our significant clients;
- the conditions of the market generally;
- additions or departures of key personnel; and
- future sales of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2002, the Company had $155.1 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At September 30, 2002, the fair value of investments approximated the carrying value.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to 99 Cent Only Stores, required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits

               99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2002.

               99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2002.

           b.  Reports on Form 8-K

               Current report on Form 8-K filed on July 26, 2002; Item 5 was reported.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                99 CENTS ONLY STORES

Date: October 28, 2002                          /s/ Andrew A. Farina
                                                -------------------------------
                                                Andrew A. Farina
                                                Chief Financial Officer
                                                (Duly Authorized Officer)

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                             OF 99 CENTS ONLY STORES

I, David Gold, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 99 Cent Only Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 28, 2002


By  /S/ DAVID GOLD
   ----------------------------------
        David Gold
        Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                             OF 99 CENTS ONLY STORES

I, Andrew Farina, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 99 Cent Only Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 28, 2002


By  /S/ ANDREW FARINA
   -----------------------------------
        Andrew Farina
        Chief Financial Officer

                                  EXHIBIT INDEX

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2002.