Form 10-K
period 2002-12-31
99 CENTS ONLY STORES
filed 2003-03-31
CIK 1011290

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735

                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                              95-2411605
      (State or other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

                           4000 UNION PACIFIC AVENUE,
                     CITY OF COMMERCE, CALIFORNIA     90023
             (Address of Principal Executive Offices)     (zip code)


       Registrant's telephone number, including area code: (323) 980-8145
           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
      -------------------              ------------------------------------
        COMMON STOCK, NO PAR VALUE                NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate  by  checkmark  whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2)   Yes [X]  No [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2002 was $1,213,783,600 based on a $25.65 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

   Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.

       Common Stock, No Par Value, 70,426,655 Shares as of March 28, 2003

     Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for the 2003 Annual Shareholders meeting.

================================================================================

                                           TABLE OF CONTENTS


                                                 Part I                                          Page
                                                                                                 ----
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .   9
Part II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters. . . . . . . . . .  10
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .  12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . .  21
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .  22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. .  37
Part III
Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . .  38
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . .  38
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . .  38
Item 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
Part IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . .  39

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores (the " Company"), its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM  1.  BUSINESS

     99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 2002, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. As of March 28, 2003, the Company operated 154 retail stores, 116 in Southern California, 11 in Central California, 7 in Northern California, 9 in Las Vegas, Nevada and 11 in Phoenix, Arizona. These stores have an average size of approximately 20,500 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $309, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $4.8 million for stores open the full year in 2002.

     The Company opened its first 99 Cents Only Stores in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which it believes is one of the fastest growing retail sectors in the United States. In line with the Company's business strategy, the Company has significantly increased the rate of store expansion over the last five fiscal years. The Company expanded its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 151 stores and 2,428,681 estimated saleable square feet at December 31, 2002, representing a compound annual growth rate ("CAGR") of 23% and 33%, respectively. Historically, the Company's 99 Cents Only Stores have been profitable within their first year of operation. In the first quarter of 2003, the Company opened three stores and plans to open an additional 35 net new stores during the remainder of the year. The Company intends to continue its planned store square footage expansion over the next several years at a targeted growth rate of 25% per year. The Company estimates that the California, Nevada and Arizona markets have the potential for over 275 99 Cents Only Stores. The Company intends to continue to expand in California, Nevada and Arizona in 2003 and will enter the Texas market in 2003 as well. See "Growth Strategy" for further discussion of geographic expansion plans.

     The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to local, regional, and national discount, drug and grocery stores and independent retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale represented 7.0% of the Company's net sales in 2002.

INDUSTRY

     The Company participates primarily in the deep-discount retail industry, with its 99 Cents Only Stores. Deep-discount retail is distinguished from other retail formats by the purchase of close-out and other special-situation merchandise at prices substantially below original wholesale cost, and the subsequent sale of this merchandise at prices significantly below regular retail. This results in a continually changing selection of specific brands of products. The Company believes that the deep-discount retail industry is one of the fastest growing retail sectors in the United States.

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

     Focus on "Name-Brand" Consumables. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 cents. During 2002, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods, Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation.

     Broad Selection of Regularly Available Merchandise. The Company's retail stores offer consumer items in each of the following staple product categories: food (including frozen and deli items), beverages, health and beauty aids, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationary and party goods, seasonal goods, baby products and toys, giftware, pet products and clothing. The Company supplements its name-brand merchandise with private-label items. By consistently offering a wide selection of basic household consumable items, the Company attempts to encourage customers to shop at the stores for their everyday household needs, which the Company believes leads to a high frequency of customer visits.

     Attractively Merchandised and Well-Maintained Stores. The Company strives to provide its customers an exciting shopping experience in customer-service-oriented stores, which are attractively merchandised, brightly lit and well-maintained. The Company's stores are merchandised and laid out in a "supermarket" format with items in the same category grouped together. In addition, the shelves are restocked as needed during the day. By offering merchandise in an attractive, convenient and familiar environment, the Company believes its stores appeal to a wide demographic of customers.

     Strong Long-Term Supplier Relationships. The Company believes that it has developed a reputation as a leading purchaser of name-brand, re-orderable and close-out merchandise at discount prices through its ability to make immediate buying decisions, experienced buying staff, willingness to take on large volume purchases and take possession of merchandise immediately, ability to pay cash or accept abbreviated credit terms, reputation for prompt payment, commitment to honor all issued purchase orders and willingness to purchase goods close to a target season or out of season. The Company's relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. Additionally, the Company believes it has well-maintained, attractively merchandised stores that have contributed to a reputation among suppliers for protecting their brand image.

     Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's Bargain Wholesale were $50.0 million in 2002. The growth strategy for Bargain Wholesale is to focus on large domestic and international accounts and expansion into new geographic markets. The Company maintains showrooms in New York City and Chicago to support its Bargain Wholesale operation, which is based in Los Angeles.

     Adherence to Disciplined Cost Controls and Savvy Purchasing. The Company believes it is able to provide its customers with significant value while maintaining strong operating margins through an adherence to a disciplined cost control program. The Company purchases merchandise at substantially discounted prices as a result of its buyers' knowledge, experience and negotiating ability and its established reputation among its suppliers. The Company applies this same approach to its relationships with other vendors and strives to maintain a lean operating environment focused on increasing net income.

     Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store), regional shopping centers or downtown central business districts where the Company believes consumers are more likely to do their regular household shopping. The Company's 154 existing 99 Cents Only Stores, average approximately 20,500 gross square feet. From January 1, 1997 through December 31, 2002, the Company has opened 115 new stores with an average of approximately 20,500 gross square feet and currently targets new store locations between 18,000 and 28,000 gross square feet. The Company's larger 99 Cents Only Stores allow a more effective display of a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that the Company believes encourages customers to shop longer and buy more. The Company's decision to target larger stores is based in part on the higher average annual net sales per store and operating income typically achieved by these stores. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

     Experienced Management Team and Depth of Employee Option Grants. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores, which significantly contributes to the success of the Company and its operations. Accordingly, all members of the Company's management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff
Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all employees with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 2002, the Company's employees held options to purchase an aggregate of 5,260,782 shares, or 7.5% of the fully diluted shares of Common Stock outstanding.

GROWTH  STRATEGY

     Management believes that future growth will primarily result from new store openings facilitated by the following:

     Growth in Existing Territories - California, Nevada and Arizona. The Company's 154 99 Cents Only Stores are located in California, Nevada and Arizona. By focusing the majority of its 2003 growth in the current markets, the Company believes it can leverage its brand awareness in the region and take advantage of its existing warehouse and distribution facility, regional advertising and other management and operating efficiencies. The Company plans to open at least 38 net new 99 Cents Only Stores in 2003. Of the 38 planned net new stores, at least 23 will be located in California, Nevada and Arizona. The Company opened three new stores during the first three months of 2003 and plans to open the remaining stores planned for California, Nevada and Arizona during the remainder of 2003. The Company has secured sites for three additional store locations and has signed twenty letters of intent to lease or purchase prospective store sites in these states. Generally, the Company expects that at least 50% of the letters of intent will become store sites. The Company intends to continue its planned store square footage expansion over the next several years at a targeted rate of 25% per year. The Company estimates that the markets in California, Nevada, and Arizona have the potential for over 275 99 Cents Only Stores.

     Expansion into Texas. On February 4, 2003 the Company announced the purchase of a 741,000 square foot distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23 million cash and is fully racked including a pick to belt conveyor system. It also contains refrigerated and frozen storage space. The Company has announced that it plans to open approximately 15 of its planned 38 new stores in 2003 in Houston and the surrounding areas. Currently the Company has a total of 11 letters of intent regarding leases for Houston locations. In connection with the opportunity to acquire this warehouse facility, the Company accelerated its retail expansion plans into Texas to mid-year 2003 from early 2004. The Company expects that additional fixed overhead associated with this distribution facility during 2003 will be approximately $1.0 million per quarter. The Company believes Texas has the potential for over 175 stores.

     Portable Format Facilitates Geographic Expansion. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. In November 1999, the Company opened its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada and now has a total of 9 stores in Las Vegas, Nevada and 11 in Phoenix, Arizona in 2002. As disclosed above, the Company also plans to add new stores in Texas in 2003.

      Acquisitions. The Company considers lease acquisition or purchase opportunities as they become known to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable locations.

RETAIL  OPERATIONS

     The Company's retail stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of first-quality, close-out merchandise, generally at a significant discount from normal retail. All merchandise sold in the Company's 99 Cents Only Stores retail stores sells for 99 cents per item or 99 cents for two or more items.

     The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Stores operations (dollar amounts in thousands, except sales per square foot):

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1998        1999         2000         2001         2002
                                                         ---------  -----------  -----------  -----------  -----------
99 Cents Only Stores net retail sales. . . . . . . . . . $238,868   $  312,306   $  402,071   $  522,019   $  663,983
99 Cents Only Stores annual net sales growth rate. . . .     28.4%        30.7%        28.7%        29.8%        27.2%
99 Cents Only Stores store count at beginning of year. .       53           64           78           98          123
New stores . . . . . . . . . . . . . . . . . . . . . . .       13           18           20           26           28
Stores closed. . . . . . . . . . . . . . . . . . . . . .      2(a)         4(a)           -          1(a)           -
                                                         ---------  -----------  -----------  -----------  -----------
Total store count at year-end. . . . . . . . . . . . . .       64           78           98          123          151
Average 99 Cents Only Stores net sales per store open
 the full year(b). . . . . . . . . . . . . . . . . . . . $  4,147   $    4,433   $    4,487   $    4,647   $    4,750
Estimated saleable square footage at year-end for 99
Cents Only Stores. . . . . . . . . . . . . . . . . . . .  822,900    1,102,369    1,424,280    1,892,949    2,428,681
Average net sales per estimated saleable square foot(b). $    335   $      332   $      318   $      319   $      309

Change in comparable 99 Cents Only Stores net sales. . .      4.3%         6.1%         2.0%         5.9%         3.2%

(a)  Stores closed due to relocation to a larger nearby site.

(b)  For stores open for the entire fiscal year for 99 Cents Only Stores.

     Merchandising. All of the Company's stores offer a broad variety of first-quality, name-brand and other close-out merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries a line of private label consumer products made exclusively for the

Company. The Company believes that the success of its 99 Cents Only Stores concept arises from the value inherent in selling primarily name-brand consumables, most of which retail elsewhere from $1.19 to $9.99, for only 99 cents per item or group of items. Each store typically carries over six thousand different stock keeping units (SKU).

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

     Store Size, Layout and Locations. As of March 28, 2003, the Company had 154 99 Cents Only Stores averaging approximately 20,500 gross square feet. Since January 1, 1998, the Company has opened 106 new stores that average 22,600 gross square feet and currently targets new store locations between 18,000 and 28,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more, what management believes, inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores is based in part on higher average annual store revenues typically achieved by these stores.

     The Company's stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores, a supermarket and/or a drug store), regional shopping centers or downtown central business districts where the Company believes consumers are more likely to do their regular household shopping.

     The Company strives to provide stores that are attractively merchandised, brightly lit, well-maintained, "destination" locations. The layout of each of the Company's stores is customized to the actual size and configuration of the individual location. The interior of each store is, however, designed to reflect a uniform format, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows unobstructed visibility throughout the store, distinctive color scheme, interior and exterior signage and customized check-out counters, floors, price tags, shopping carts and shopping bags. The Company emphasizes a strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day, change frequently and often incorporate seasonal themes. The Company believes that due to the continuously changing brand-names, the lower shelving height and the absence of aisle description signs, the typical customer tends to shop the whole store.

     As of December 31, the Company leased 129 of its 151 99 Cents Only Stores retail locations and owned 22 store locations. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2 Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through other efforts of the Company's real estate department. Most leases have renewal options ranging from three to ten years. Except for 11 relocations to larger stores, the Company has never closed any of its 99 Cents Only Stores.

     Store Management. Substantially all merchandise decisions with respect to pricing and advertising are made at the Company's headquarters. The Company employs 26 district managers and two regional managers responsible for store operations. Each district manager is responsible for up to seven stores. Reporting to each district manager is one merchandising supervisor responsible for store merchandising in that district. The store managers also report to the district manager. These district managers are supervised by the two regional managers that report to the Company's Vice President of Retail Operations. District managers visit each store in their district at least twice a week and focus on the implementation of the Company's policies, operations and merchandising philosophy. District managers also help train store management and assist store management with scheduling. The Vice President of Retail Operations also supervises a cashier's training school located at the Company's corporate offices. Each merchandising supervisor and his crew (usually six to ten experienced stock people) visit each of the stores at least once a week and help the store managers to maintain and improve the appearance of the sales floor, move merchandise sections, organize the stockroom and train store personnel. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers are responsible for assessing their respective store's stocking needs and ordering accordingly.

     Advertising. Advertising expenditures were $2.7 million, $3.4 million and $3.1 million for 2000, 2001 and 2002, respectively, or 0.6%, 0.6% and 0.4% of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each and nine microwave ovens for 99 cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company also uses a direct mail campaign for new customers who are homeowners in more upscale neighborhoods.

BARGAIN  WHOLESALE

     Bargain Wholesale conducts its wholesale operations through its 15,000 square foot product showroom located at the Company's warehouse and distribution facility. The Company's showrooms in New York and Chicago also continue to support Bargain Wholesale's operations. In 2002, Bargain Wholesale sold merchandise to other wholesalers, small local retailers, large regional and national retailers and exporters. During 2002, no single customer accounted for more than 10.0% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to expand its wholesale operations by focusing on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

     The Company's wholesale product line is substantially similar to its retail product line. Bargain Wholesale provides merchandise for the "dollar" promotional aisles of certain supermarkets and drugstores. The Company offers 15-day payment terms to its Bargain Wholesale customers who meet the Company's credit standards. Customers located abroad, certain smaller customers or others who do not meet the Company's credit standards must pay cash upon pickup or before shipment of merchandise.

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

PURCHASING

     The Company's purchasing department staff consists of 13 buyers managed by the Company's Vice President of Purchasing. The Company's Chief Executive Officer also participates in the Company's purchasing activities. The Company's buyers purchase for 99 Cents Only Stores and Bargain Wholesale. The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most of its merchandise directly from the manufacturer. The Company's other sources of merchandise include wholesalers, manufacturers' representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, marketing brochures and referrals.

     The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 2.3% of the Company's total purchases in 2002. During 2002, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive Company, The Dial Corp., Eveready Battery Company Inc., General Electric Company, Gerber Products Company, Hershey Foods Corp., Johnson & Johnson, Kraft General Foods Inc., Lever Brothers Company, Mattel Inc., The Mead Corporation, Nabisco Inc., Nestle, The Pillsbury Company, The Procter & Gamble Company, Revlon Inc. and SmithKline Beecham Corporation. Many of these companies have been supplying products for the Company in excess of fifteen years.

     A significant portion of the merchandise purchased by the Company in 2002 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of closeout or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment, (vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company believes the relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item.

       In 2002, re-orderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

     The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation, which primarily purchases re-orderable merchandise. The Company imports products from various European, South American and Asian countries. Merchandise directly imported by the Company accounted for approximately 4.3% of total merchandise purchased in 2002. The Company primarily imports merchandise in product categories which the Company believes are not brand sensitive to consumers, such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware.

WAREHOUSING  AND  DISTRIBUTION

     The Company owns an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are located in this facility. The Company also leases an additional 180,000 square foot of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space. All of the three sites are located near downtown Los Angeles and have close access to the Southern California freeway and rail systems and the ports of Los Angeles and Long Beach. The main distribution facility has 129 dock doors available for receiving or shipping, and racking with over 10,000 pallet positions. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehouse and distribution facility. The Company maintains a fleet of vehicles, which are used to deliver merchandise to its stores. Full truck deliveries are made from its distribution center to each store typically three or more times a week. Product is delivered to a store the day after the store places a scheduled order. The Company utilizes its fleet by a combination of filling outbound trucks to capacity and instituting a backhaul program whenever possible. The Company also uses its own vehicles to pick up certain shipments at local ports and rail yards. The size of the Company's distribution center allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company believes that its current warehouse and distribution facilities will be able to support distribution to approximately 200 stores in California and areas within a 450 mile radius. There can be no assurance that the Company's existing warehouse will provide adequate storage space for the Company's long-term storage needs.

      On February 4, 2003 the Company announced the purchase of a 741,000 square foot distribution center near Houston, Texas, to service its planned store expansion in Texas in 2003 and beyond. The Company believes Texas has the potential for over 175 stores and that this facility can adequately support those stores. See "Growth Strategy - Expansion into Texas."

INFORMATION  SYSTEMS

     In 2002, the Company completed the installation of the first phase of its financial, accounting, human resource and payroll system which utilizes an INFORMIX database to run on an IBM UNIX operating system. The Company also operates a separate IBM UNIX based inventory control system developed in house. The Company's proprietary store ordering system, which utilizes radio frequency hand held scanning devices, continued to be upgraded in 2002. This system also has improved the overall order processing turn around time as well as the inventory availability in the stores and is processed using a back office PC system at each retail location. The Company utilizes a Wide Area Network (WAN) for voice and data communications among the stores, the warehouse and the administrative functions. In February 2002, the Company completed the implementation of its Point of Sale System (POS) in all 99 Cents Only Stores. The system has expedited the customer check-out process and provided product category sales data necessary to better service the Company's customers by improving the information about the in stock inventory at the individual store level. The Company's information systems staffing consists of 15 employees. The Company believes that its management information systems and inventory control systems along with future initiatives to upgrade warehouse management systems will be adequate to support the Company's current needs. The Company intends to continue to enhance its systems to support its future planned store growth and to take advantage of new proven technology.

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

EMPLOYEES

     At December 31, 2002, the Company had 5,985 employees: 5,331 in its retail operation, 460 in its warehouse and distribution facility, 180 in its corporate offices and 14 in its Bargain Wholesale division. None of the Company's employees is party to a collective bargaining agreement. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, 401(k) benefits to its full time employees and an executive deferred compensation plan. All members of management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and all full-time employees with tenure of six months, receive an annual grant of stock options.

TRADEMARKS  AND  SERVICE  MARKS

     "99 Cents Only Stores", "99 Cents", "Rinso" and "Halsa" are registered trademarks of the Company and are listed on the United States Patent and Trademark Office Principal Register. "Bargain Wholesale" is a service mark used by the Company. Management believes that the Company's trademarks, service marks and trade names are an important but not critical element of the Company's merchandising strategy.

ENVIRONMENTAL  MATTERS

     Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 28, 2003 the Company leased 131 of its 154 existing stores and the Company owned its main California warehouse and distribution facility (where its executive offices are located). The Company also owns a warehouse facility in Eagan, Minnesota that is currently leased to Universal
International, a former subsidiary of the Company. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and one above-ground propane tank at its warehouse and distribution facility. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

AVAILABLE  INFORMATION

     The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from the "Investor Relations" portion of its website, www.99only.com,
                                                                 --------------
to  the Securities and Exchange Commission's website, www.sec.gov.  Such reports
                                                      -----------
should be available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission by the Company.

ITEM  2.  PROPERTIES

     As of March 28, 2003, the Company owned 23 and leased 131 of its 154 store locations. The Company also has escrow deposits on four additional locations for future openings. The Company currently leases 12 store locations and a parking lot associated with one of these stores from the Gold Family. Our annual rental expense for these facilities totaled approximately $1.9 million, $1.9 million and $2.2 million in 2000, 2001 and 2002, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business. One of our outside directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Stores is located. Management believes that the Company's stable operating history, excellent credit history and ability to generate substantial customer traffic give the Company significant leverage when negotiating lease terms. Most of the Company's leases provide for fixed rents, subject to periodic adjustments. Certain of the Company's store leases contain provisions that grant the Company a right of first refusal to acquire the subject site.

     The following table sets forth, as of December 31, 2002, information relating to the expiration dates of the Company's current stores leases:

     EXPIRING   EXPIRING   EXPIRING      EXPIRING
     2003       2004-2006  2007-2009  2010 AND BEYOND
     ---------  ---------  ---------  ---------------
       7(a)        49         35            39

(a)  Includes two stores leased on a month-to-month basis.

     The Company purchased its main warehouse, distribution and executive office facility, located in the City of Commerce, California in 2000. The Company also leases an additional 180,000 square feet of warehouse storage space adjacent to its main distribution facility and 15,000 square feet of deli and frozen product storage space which is also located in the vicinity.

     On February 4, 2003 the Company acquired a 741,000 square foot distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. See "Growth Strategy - Expansion in Texas."

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "NDN." The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange. All stock prices have been restated to reflect a four-for-three stock split effected in the form of a stock dividend distributed on April 3, 2002.

                                            Price Range
                                           --------------
                                            High    Low
                                           ------  ------
     2001:
     -----
     First Quarter. . . . . . . . . . . .  $19.93  $13.35
     Second Quarter . . . . . . . . . . .   23.04   16.28
     Third Quarter. . . . . . . . . . . .   27.38   20.03
     Fourth Quarter . . . . . . . . . . .   29.86   23.52
     2002:
     -----
     First Quarter. . . . . . . . . . . .  $28.75  $24.86
     Second Quarter . . . . . . . . . . .   32.60   24.91
     Third Quarter. . . . . . . . . . . .   25.49   20.70
     Fourth Quarter . . . . . . . . . . .   29.80   20.31
     2003:
     -----
     First Quarter through March 28, 2003  $28.48  $20.83


     As of March 28, 2003, the Company had approximately 22,422 holders of the Common Stock including 534 shareholders of record.

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

     The Company has one stock option plan (the 1996 Stock Option Plan). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock of which 6,199,566 are available for future option grants. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of four outside members of the board of directors (the "Committee"). Options vest over a three-year period, one-third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2000, 2001 and 2002.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth, selected financial and operating data of the Company for the periods indicated. The Consolidated Financial Statements for years 1998 through 2001 were audited by Arthur Andersen LLP (Andersen) which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of the Company and notes thereto included elsewhere in this Form 10-K.

                                                                YEAR ENDED DECEMBER 31
                                                -----------------------------------------------------
                                             (Amounts in thousands, except per share and operating data)
Statements of Income Data:                        1998       1999       2000       2001       2002
                                                ---------  ---------  ---------  ---------  ---------
Net sales:
    99 Cents Only Stores. . . . . . . . . . .   $238,868   $312,306   $402,071   $522,019   $663,983
    Bargain Wholesale (e) . . . . . . . . . .     53,202     47,652     49,876     56,250     49,959
                                                ---------  ---------  ---------  ---------  ---------
  Total sales . . . . . . . . . . . . . . . .    292,070    359,958    451,947    578,269    713,942
Cost of sales . . . . . . . . . . . . . . . .    183,044    218,496    275,395    350,421    427,356
                                                ---------  ---------  ---------  ---------  ---------
Gross profit. . . . . . . . . . . . . . . . .    109,026    141,462    176,552    227,848    286,586
Selling, general and administrative expenses:
    Operating expenses. . . . . . . . . . . .     62,424     80,089    107,981    141,544    178,374
    Depreciation and amortization . . . . . .      4,506      5,927      8,666     12,354     17,711
                                                ---------  ---------  ---------  ---------  ---------
   Total operating expenses . . . . . . . . .     66,930     86,016    116,647    153,898    196,085
Operating income. . . . . . . . . . . . . . .     42,096     55,446     59,905     73,950     90,501
Other (income) net. . . . . . . . . . . . . .     (1,428)    (1,059)    (3,617)    (5,931)    (4,847)
                                                ---------  ---------  ---------  ---------  ---------

                                          (CONTINUED FROM PREVIOUS PAGE)
                                                                          AS OF DECEMBER 31
                                                     -------------------------------------------------------------
                                                     (Amounts in thousands, except per share and operating data)


                                                       1998        1999         2000         2001         2002
                                                     ---------  -----------  -----------  -----------  -----------
Income from continuing operations before provision
for income taxes . . . . . . . . . . . . . . . . .     43,524       56,505       63,522       79,881       95,348
Provision for income taxes . . . . . . . . . . . .     17,032       22,367       24,664       31,438       36,374
                                                     ---------  -----------  -----------  -----------  -----------
Income from continuing operations. . . . . . . . .   $ 26,492   $   34,138   $   38,858   $   48,443   $   58,974
                                                     ---------  -----------  -----------  -----------  -----------

Income (loss) from discontinued operations net of
  income tax provision of $910 in 1998 and
  income tax benefit of $2,111 and $700 in 1999
  and 2000 respectively. . . . . . . . . . . . . .        201       (3,167)      (1,050)           -            -

(Loss) on disposal of discontinued operations
  including a provision of $1,200 for operating
  losses during phase-out period, net of income
  tax benefit of $2,613. . . . . . . . . . . . . .          -       (9,000)           -            -            -
                                                     ---------  -----------  -----------  -----------  -----------

Net income . . . . . . . . . . . . . . . . . . . .   $ 26,693   $   21,971   $   37,808   $   48,443   $   58,974
                                                     =========  ===========  ===========  ===========  ===========
Earnings per common share from continuing
operations (d):
    Basic. . . . . . . . . . . . . . . . . . . . .   $   0.41   $     0.51   $     0.58   $     0.70   $     0.84
    Diluted. . . . . . . . . . . . . . . . . . . .   $   0.40   $     0.50   $     0.56   $     0.69   $     0.83
(Loss) per common share from discontinued
operations (d):
    Basic. . . . . . . . . . . . . . . . . . . . .          -       ($0.05)      ($0.02)           -            -
    Diluted. . . . . . . . . . . . . . . . . . . .          -       ($0.05)      ($0.02)           -            -
(Loss) per common share from disposal of
discontinued operations (d):
    Basic. . . . . . . . . . . . . . . . . . . . .          -       ($0.13)           -            -            -
    Diluted. . . . . . . . . . . . . . . . . . . .          -       ($0.13)           -            -            -
Earnings per common share (d):
    Basic. . . . . . . . . . . . . . . . . . . . .   $   0.42   $     0.33   $     0.56   $     0.70   $     0.84
    Diluted. . . . . . . . . . . . . . . . . . . .   $   0.41   $     0.32   $     0.55   $     0.69   $     0.83
Weighted average number of common shares
outstanding:
    Basic. . . . . . . . . . . . . . . . . . . . .     64,075       66,487       67,650       68,815       69,938
    Diluted. . . . . . . . . . . . . . . . . . . .     65,486       67,954       68,945       70,009       71,181
COMPANY OPERATING DATA:
-----------------------
Sales Growth
    99 Cents Only Stores . . . . . . . . . . . . .       28.4%        30.7%        28.7%        29.8%        27.2%
    Bargain Wholesale (e). . . . . . . . . . . . .       18.7%      (10.4)%         4.7%        12.8%      (11.2)%
    Total Company sales. . . . . . . . . . . . . .       26.5%        23.2%        25.6%        28.0%        23.5%
Gross margin . . . . . . . . . . . . . . . . . . .       37.3%        39.3%        39.1%        39.4%        40.1%
Operating margin . . . . . . . . . . . . . . . . .       14.4%        15.4%        13.3%        12.8%        12.7%
Income from continuing operations: . . . . . . . .        9.1%         9.5%         8.6%         8.4%         8.3%

RETAIL OPERATING DATA (A):
--------------------------
99 Cents Only Stores at end of period. . . . . . .         64           78           98          123          151
Change in comparable stores
Net sales (b). . . . . . . . . . . . . . . . . . .        4.3%         6.1%         2.0%         5.9%         3.6%
Average net sales per store open the full year . .   $  4,147   $    4,433   $    4,487   $    4,647   $    4,750
Average net sales per estimated saleable square
 foot (c). . . . . . . . . . . . . . . . . . . . .   $    335   $      332   $      318   $      319   $      309
Estimated saleable square footage at year end. . .    822,900    1,102,369    1,424,280    1,892,949    2,428,681

                                     (CONTINUED FROM PREVIOUS PAGE)
                                                                      AS OF DECEMBER 31,
                                                       ------------------------------------------------
                                                 (Amounts in thousands, except per share and operating data)

                                                         1998      1999      2000      2001      2002
                                                       --------  --------  --------  --------  --------
Balance Sheet Data:
  Working capital. . . . . . . . . . . . . . . . . . . $ 81,439  $105,637  $166,779  $194,302  $206,486
  Total assets . . . . . . . . . . . . . . . . . . . .  194,167   224,015   277,285   352,158   439,910
  Capital lease obligation, including current portion     8,005     7,251         -     1,677     1,637
  Total shareholders' equity . . . . . . . . . . . . . $164,365  $195,540  $253,533  $319,643  $396,615

(a)  Includes  retail  operating  data  solely  for  the Company's 99 Cents Only
     Stores.

(b) Change in comparable stores net sales compares net sales for all stores open at least 15 months.

(c) Computed based upon estimated total saleable square footage of stores open for the entire period.

(d) All earnings per share amounts have been restated to reflect the four-for-three stock split distributed on April 3, 2002.

(e) In 1998, Bargain Wholesale sales includes $12.0 million inter-company sales to Universal billed at cost. In 2001 Bargain Wholesale sales include $4.7 million of sales to Universal billed at a 10% mark-up

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis should be read in connection with "Item 6. Selected Financial Data," and "Item 8. Financial Statements and Supplementary Data."

GENERAL

     99 Cents Only Stores has increased its net sales, operating income and income from continuing operations in each of the last five years. In 2002, it had net sales of $713.9 million, operating income of $90.5 million and income from continuing operations of $59.0 million, representing a 23.5%, 22.4% and 21.7% increase over 2001, respectively. From 1998 through 2002, the Company had a compound annual growth rate in net sales, operating income and income from continuing operations of 25.3%, 23.7% and 25.5%, respectively.

     During the three years in the period ending December 31, 2002, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $319 per square foot to $309 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 20,500 gross square feet. From January 1, 2000 through December 31, 2002, the Company opened 74 new stores (including one relocation in 2001) that average approximately 22,500 gross square feet. The Company currently targets new store locations between 18,000 and 28,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, self-insurance reserves, and commitments and contingencies.

     The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

     Investments: The Company records its investments, which are comprised primarily of investment grade federal and municipal bonds and commercial paper, at fair value. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board No. 115 as trading securities.

     Long-lived asset impairment: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and additional impairments may be required should such changes occur.

     Self-insurance reserves: The Company is self-insured in relation to worker's compensation claims in California. The Company provides for losses of estimated known and incurred but not reported insurance claims. These estimates are based on reported claims and actuarial valuations.

Should a greater amount of claims occur compared to the estimates, reserves recorded may not be sufficient and additional expenses, which may be significant, could be incurred.

UNIVERSAL  INTERNATIONAL  (DISCONTINUED  OPERATIONS)

     In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal International, Inc. and Odd's-n-End's, Inc. subsidiaries (together "Universal"). Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors at that time, the Company considered its successful opening of its first 99 Cents Only Stores outside the state of California, in Las Vegas, Nevada. Given the success of the Las Vegas, Nevada stores, the Company believed that the 99 Cents Only Stores concept was portable to areas outside the state of California. As a result, the Company has focused greater management resources to increasing its store growth rate and has expanded more rapidly in Nevada and Arizona and will be expanding into Texas in 2003.

     The Company adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores provided certain ongoing administrative services to Universal in 2000 and 2001 pursuant to a service agreement for a management fee of 6% of Universal sales revenues. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. In 2002 the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. Resolution of Universal post closing business issues has required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to a date ending some time in 2003.

     The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                                                YEARS ENDED DECEMBER 31
                                               ------------------------------------------------------
                                                                (Amounts in thousands)

                                                 2000               2001               2002
                                               ---------          ---------          ---------
Net Sales:
99 Cents Only Stores. . . . . . . . . . . . .  $402,071    89.0%  $522,019    90.3%  $663,983    93.0%
Bargain Wholesale . . . . . . . . . . . . . .    49,876    11.0     56,250     9.7     49,959     7.0
                                               ---------  ------  ---------  ------  ---------  ------
Total . . . . . . . . . . . . . . . . . . . .   451,947   100.0    578,269   100.0    713,942   100.0
Cost of sales . . . . . . . . . . . . . . . .   275,395    60.9    350,421    60.6    427,356    59.9
                                               ---------  ------  ---------  ------  ---------  ------
Gross profit. . . . . . . . . . . . . . . . .   176,552    39.1    227,848    39.4    286,586    40.1
Selling, general and administrative expenses:
Operating expenses. . . . . . . . . . . . . .   107,981    23.9    141,544    24.5    178,374    24.9
Depreciation and amortization . . . . . . . .     8,666     1.9     12,354     2.1     17,711     2.5
                                               ---------  ------  ---------  ------  ---------  ------
Total . . . . . . . . . . . . . . . . . . . .   116,647    25.8    153,898    26.6    196,085    27.4
Operating income. . . . . . . . . . . . . . .    59,905    13.3     73,950    12.8     90,501    12.7
Other (income) expense, net . . . . . . . . .    (3,617)   (0.8)    (5,931)   (1.0)    (4,847)   (0.7)
                                               ---------  ------  ---------  ------  ---------  ------
Income from continuing operations before
 provision for income taxes . . . . . . . . .    63,522    14.1     79,881    13.8     95,348    13.4
Provision for income taxes. . . . . . . . . .    24,664     5.5     31,438     5.4     36,374     5.1
                                               ---------  ------  ---------  ------  ---------  ------
Income from continuing operations . . . . . .    38,858     8.6     48,443     8.4     58,974     8.3
(Loss) from discontinued operations, net of
  income tax benefit of $700 in 2000. . . . .    (1,050)   (0.2)         -       -          -       -
                                               ---------  ------  ---------  ------  ---------  ------
Net income. . . . . . . . . . . . . . . . . .  $ 37,808     8.4%  $ 48,443     8.4%  $ 58,974     8.3%
                                               =========  ======  =========  ======  =========  ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales. Total net sales increased $135.7 million, or 23.5%, from $578.3 million in 2001 to $713.9 million in 2002. 99 Cents Only Stores net sales increased $142.0 million, or 27.2%, from $522.0 million in 2001 to $664.0 million in 2002. Bargain Wholesale net sales decreased $6.3 million, or 11.2%, from $56.3 million in 2001 to $50.0 million in 2002. The increase in 99 Cents Only Stores net sales was attributed to the net effect of 28 new stores opened in 2002 and the full year effect of 25 net stores opened in 2001. Comparable stores net sales increased 3.6% from 2001 to 2002. Net sales in 2003 are expected to be favorably impacted by the full year effect of the 28 new stores opened in 2002 (constituting an increase in 536,000 saleable square feet) and the estimated 38 new 99 Cents Only Stores expected to be opened in 2003. The decrease in Bargain Wholesale net sales was primarily attributed to the absence of sales to Universal, which were $4.7 million in 2001.

     Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased $58.7 million, or 25.8%, from $227.8 million in 2001 to $286.6 million in 2002. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 40.1% in 2002 versus 39.4% in 2001. This 0.7% variation results from the change in the ratio of retail versus wholesale sales. The retail gross margin increased to 41.7% of sales in 2002 versus 41.6% in 2001. This was due to product cost and mix factors. The wholesale margin was 20.1% in 2002 versus 19.3% in 2001. This change resulted from the absence of $4.7 million in sales to Universal, which carried a contract margin of 10%.

     Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $42.2 million, or 27.4%, from $153.9 million in 2001 to $196.1 million in 2002. The increase over 2001 is associated with fiscal year 2002 new store growth and the full year effect of 2001 new store additions and an incremental provision for workers compensation of $2.2 million. SG&A increased as a percentage of net sales from 26.6% in 2001 to 27.4% in 2002. The increase in SG&A expenses in 2002 was offset by $1.5 million in management fees from Universal (see Universal International above). The increases in SG&A in 2002 were directly attributable to 28 new store openings and to increases in utility costs, minimum wage increases and the additional field and corporate support staff hired to support the future new store growth and expansion outside of the state of California. Additional key staff positions were filled in retail management, information systems, real estate, distribution, human resources and buying.

     Operating income. Operating income increased $16.6 million, or 22.4%, from $74.0 million in 2001 to $90.5 million in 2002. Operating income as a percentage of net sales was 12.8% in 2001 and 12.7% in 2002 primarily due to the increase in the operating costs discussed above.

     Other (income) expense. Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized leases. Interest expense was $0.1 million in 2001 and in 2002. The Company had no bank debt during 2002 or 2001. Interest income earned on the Company's marketable securities was $3.5 million in 2002 and $4.6 million in 2001. At December 31, 2002, the Company held $146.9 million in short-term investments and $37.2 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in both 2002 and 2001 is $1.4 million of income under a lease agreement with Universal for a distribution facility.

     Provision for income taxes. The provision for income taxes in 2002 was $36.4 million, or 5.1% of net sales, compared to $31.4 million, or 5.4% of net sales in 2001. The effective combined federal and state rates of the provision for income taxes were 39.3% and 38.1% in 2001 and 2002, respectively. The effective combined federal and state tax rates are less than the statutory rates in each period and were calculated to reflect estimated tax rates after giving effect for tax credits and the estimated versus the actual tax rate differential. See Note 6 of "Notes to Financial Statements."

     Net Income. As a result of the items discussed above, net income from continuing operations increased $10.5 million, or 21.7%, from $48.4 million in 2001 to $59.0 million in 2002. Net income as a percentage of net sales was 8.3% in 2002 and 8.4% in 2001.

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

     Selling, general and administrative. Selling, general and administrative expenses ("SG&A"), which include operating expenses and depreciation and amortization, increased $37.3 million, or 32.0%, from $116.6 million in 2000 to $153.9 million in 2001. The increase over 2000 is associated with year 2001 new store growth and the full year effect of fiscal year 2000 new stores additions and an incremental provision for workers compensation of $1.8 million. SG&A increased as a percentage of net sales from 25.8% in 2000 to 26.6% in 2001. The increase in SG&A expenses in 2001 was offset by $3.7 million in management fees from Universal (see Universal International above). The increases in SG&A in 2001 were directly attributable to 25 net new store openings and to increases in utility costs, minimum wage increases and the additional field and corporate support staff hired to support the future new store growth and expansion outside of the state of California. Additional key staff positions were filled in retail management, information systems, real estate, distribution, human resources and buying.

     Operating income. Operating income increased $14.1 million, or 23.5%, from $59.9 million in the 2000 period to $74.0 million in 2001. Operating income as a percentage of net sales was 13.3% in 2000 and 12.8% in 2001 primarily due to the increase in the operating costs discussed above.

     Other (income) expense. Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized leases. Interest expense was $0.7 million in 2000 and $0.1 million in 2001. The Company had no bank debt during 2001 or 2000. Interest income earned on the Company's marketable securities was $4.6 million in 2001 and $4.0 million in 2000. At December 31, 2001, the Company held $147.6 million in short-term investments and $0.5 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in 2001 and 2000 is $1.4 million and $0.4 million respectively, of income under a lease agreement with Universal for a distribution facility.

     Provision for income taxes. The provision for income taxes in 2001 was $31.4 million, or 5.4% of net sales, compared to $24.7 million, or 5.5% of net sales in 2000. The effective combined federal and state rates of the provision for income taxes were 39.4% and 38.8% in 2001 and 2000, respectively. The effective combined federal and state rates are less than the statutory rates in each period due to the benefit of certain tax-exempt interest and welfare to work tax credits. See Note 6 of "Notes to Financial Statements."

     Income from continuing operations. As a result of the items discussed above, net income from continuing operations increased $9.5 million, or 24.4%, from $38.9 million in 2000 to $48.4 million in 2001. Income from continuing operations as a percentage of net sales was 8.4% in 2001 and 8.6% in 2000.

     Discontinued operations. The Board of Directors approved the sale of Universal for an amount equal to the carrying value of the Company's investment, $33.9 million, as of the close of business on September 30, 2000. The Company recorded an additional loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for Universal and Odd's-n-End's operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. No additional losses for the discontinued operations were recorded in 2001.

     Net Income. As a result of the items discussed above, net income increased $10.6 million, or 28.1%, from $37.8 million in 2000 to $48.4 million in 2001. Net income as a percentage of net sales was 8.4% in 2001 and 2000.

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

     Net cash provided by operations during 2001 and 2002 was $67.1 and $72.3 million, respectively, consisting primarily of $64.2 million and $78.3 million of net income adjusted for non-cash items. In 2001, the Company provided $3.0 million in working capital and other activities and in 2002, the Company used $5.5 million in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $2.8 million and $16.6 million in 2001 and 2002, respectively.

     Net cash used in investing activities during 2001 and 2002 was $87.4 and $77.5 million. Net cash used in investing activities represents the following:
In 2001, the Company used $46.9 million for the purchase of property and equipment (including $17.9 million used for the purchase of new store locations), $4.7 million in investments in two partnerships for the purpose of obtaining leases on two store locations and $35.8 million for the purchase of short-term investments. The Company did not repurchase any of its shares under its stock repurchase program in 2001, which expired during 2002. In 2002, the Company used $41.6 million for the purchase of property and equipment (including $19.6 million for the purchase of new store locations) and used $36.0 million for the purchase of short-term investments.

     Net cash provided by financing activities during 2001 and 2002 was $11.4 and $12.9 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company maintains a cash deposit of approximately $6.7 million for self-insured workers compensation.

     The Company plans to open 38 new 99 Cents Only Stores in 2003. The average investment per new store opened in 2002, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. The Company does not capitalize pre-opening expenses. The Company's cash needs for new store openings are expected to total approximately $37.0 million in 2003 including acquired properties. The Company's total planned expenditures in 2003 for additions to fixtures and leasehold improvements of existing stores as well as for distribution, systems, expansion and replacement will be approximately $10.0 million. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $47.0 million in 2003. The Company intends to fund its liquidity requirements in 2003 out of net cash provided by operations, short-term investments and cash on hand. In addition to the above planned expenditures, on February 4, 2003 the Company announced the purchase of a 741,000 square foot distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23 million in cash and is fully racked including a pick to belt conveyor system. It also contains built in refrigerated and frozen storage space. The Company has announced that it plans to open approximately 15 of its planned total 38 new store additions in 2003 in the Houston and surrounding area.

CONTRACTUAL  OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands) as of December 31, 2002. These should be read in conjunction with "Note 8. Commitments and Contingencies"

Contractual Obligations       2003     2004     2005     2006     2007    Thereafter    Total
                             -------  -------  -------  -------  -------  -----------  --------
Capital Lease Obligations    $   169  $   169  $   169  $   169  $   169  $     1,525  $  2,370
Operating Lease Obligations   21,829   20,714   18,207   15,432   11,650       38,611   126,443
                             -------  -------  -------  -------  -------  -----------  --------
                             $21,998  $20,883  $18,376  $15,601  $11,819  $    40,136  $128,813
                             =======  =======  =======  =======  =======  ===========  ========

LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2018. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2000, 2001 and 2002 was approximately $15.6 million, $19.4 million and $24.9 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2. Properties." Most leases have renewal options ranging from three to ten years.

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

SUPPLEMENTARY  FINANCIAL  INFORMATION

The following table sets forth certain unaudited results of operations for each quarter during 2001 and 2002. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair statement of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. All earnings per share amounts have been restated to reflect the four-for-three stock split distributed on April 3, 2002.

                                        YEAR ENDED DECEMBER 31, 2001               YEAR ENDED DECEMBER 31, 2002
                                ------------------------------------------  ------------------------------------------
                                                     (Amounts in thousands except per share data)

                                   1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                                 QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net sales:
   99 Cents Only Stores. . . .  $110,212   $122,522   $130,799   $158,486   $149,647   $155,436   $160,424   $198,476
   Bargain Wholesale . . . . .    14,758     13,852     13,223     14,417     13,457     12,426     11,839     12,237
     Total . . . . . . . . . .   124,970    136,374    144,022    172,903    163,104    167,862    172,263    210,713
Gross profit . . . . . . . . .    48,071     53,179     56,271     70,327     64,242     67,564     68,755     86,025
Operating income . . . . . . .    14,605     16,465     16,763     26,117     19,320     21,024     20,607     29,550
Income from continuing
operations . . . . . . . . . .     9,964     10,929     11,168     16,382     12,470     13,519     13,255     19,730
Net income . . . . . . . . . .  $  9,964   $ 10,929   $ 11,168   $ 16,382   $ 12,470   $ 13,519   $ 13,255   $ 19,730

Earnings per common share
from continuing operations:
   Basic . . . . . . . . . . .  $   0.14   $   0.16   $   0.16   $   0.24   $   0.18   $   0.19   $   0.19   $   0.28
   Diluted . . . . . . . . . .  $   0.14   $   0.16   $   0.16   $   0.23   $   0.18   $   0.19   $   0.19   $   0.28


(CONTINUED FROM PREVIOUS PAGE)
Net earnings per share:
   Basic . . . . . . . . . . .  $   0.14   $   0.16   $   0.16   $   0.24   $   0.18   $   0.19   $   0.19   $   0.28
   Diluted . . . . . . . . . .  $   0.14   $   0.16   $   0.16   $   0.23   $   0.18   $   0.19   $   0.19   $   0.28
Shares outstanding:
   Basic . . . . . . . . . . .    68,403     68,506     68,995     69,325     69,558     69,888     70,043     70,278
   Diluted . . . . . . . . . .    69,183     69,499     70,369     70,780     70,925     71,275     71,217     71,362
Percent of net sales:
Net sales:
   99 Cents Only Stores. . . .      88.2%      89.8%      90.8%      91.7%      91.7%      92.6%      93.1%      94.2%
   Bargain Wholesale . . . . .      11.8       10.2        9.2        8.3        8.3        7.4        6.9        5.8
      Total. . . . . . . . . .     100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
Gross profit . . . . . . . . .      38.5       39.0       39.1       40.7       39.4       40.2       39.9       40.8
Operating income . . . . . . .      11.7       12.1       11.7       15.1       11.8       12.5       12.0       14.0
Income from continuing
operations . . . . . . . . . .       8.0%       8.0%       7.8%       9.5%       7.6%       8.1%       7.7%       9.4%

NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In June 2001, the FASB approved two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and was effective July 1, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized and was effective as of January 1, 2002. These statements did not have an impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have an impact on the Company's financial position or results of operations.

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

     In  June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for Costs
Associated with Exit or Disposal Activities" (SFAS 146). This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to materially impact the Company.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 are required for the fiscal year ended December 31, 2002. The recognition and measurement provisions of FIN 45 are effective, on a prospective basis, for guarantees issued by the Company beginning in fiscal 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

     In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148) - an amendment of SFAS 123 "Accounting for Stock -Based Compensation". The standard is intended to encourage the adoption of the accounting provisions of SFAS 123. It is also intended to address constituent concerns about the so-called "ramp-up effect" on net income that resulted from the application of the transition guidance originally required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. The Company continues to recognize stock based employee compensation under APB Opinion No. 25.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 2000, 2001 and 2002, we opened 20, 26 and 28 99 Cents Only Stores, respectively (20, 25 and 28 stores respectively, net of relocated stores). As of March 28, 2003, we opened three stores and expect to open 35 additional stores during the remainder of 2003 to meet a growth rate of 25%. We also plan to grow retail square footage at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

     Currently, all but 20 of our 99 Cents Only Stores are located in California. The Company operates nine stores in Las Vegas, Nevada and 11 stores in Arizona. The Company expects that it will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

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

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 2000, 2001 and 2002, we recorded net inventory of $63.7 million, $66.5 million and $83.2 million respectively. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur.

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

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS, CHANGES IN THE MINIMUM WAGE AND WORKERS' COMPENSATION

     Our ability to provide quality merchandise at our 99 cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

-  increases  in  inflation;
-  increases  in  operating  costs;
-  increases  in  employee  health  care  costs;
-  increases  in  workers'  compensation  benefits;
-  increases  in  prevailing  wage  levels;  and
-  decreases  in  consumer  confidence  levels.

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

WE  COULD  ENCOUNTER  RISKS  RELATED  TO  TRANSACTIONS  WITH  OUR  AFFILIATES

     We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9, $1.9 and $2.2 million in each of 2000, 2001 and 2002. In addition, one of our directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2001 and 2002, we generated approximately 29.9% and 29.5%, respectively, of our net sales and approximately 35.3% and 32.7%, respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter it could have an adverse impact on our profitability and impair our results of operations for the entire year. Adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year.

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

WE  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of December 31, 2002, we leased all but 23 of our stores. We own our main warehouse and distribution facility (where our executive offices are located). However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of December 31, 2002, 22,736,242 or 31.9% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

RISKS COULD ARISE DUE TO OUR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT AUDITORS

     You may have no effective remedy against Arthur Andersen LLP, which audited our financial statements included in this report for the years ended December
31, 2000 and 2001, in connection with a material misstatement or omission in these financial statements, or in connection with any other claim arising from its provision of auditing and other services to us. On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. Arthur Andersen ceased practicing befor the Securities and Exchange Commission (SEC) effective August 31, 2002. Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets. Should we seek to access the public capital markets, (SEC) rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended December 31, 2000 and December 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At December 31, 2002, the Company had $184.1 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At December 31, 2002, the fair value of investments approximated the carrying value.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                 INDEX TO FINANCIAL STATEMENTS

                                      99 CENTS ONLY STORES


Reports of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . .  23-24
Balance Sheets as of December 31, 2001 and 2002. . . . . . . . . . . . . . . . . . . . .  25-26
Statements of Income for the years ended December 31, 2000, 2001 and 2002. . . . . . . .     27
Statements of Shareholders' Equity  for the years ended December 31, 2000, 2001 and 2002     28
Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002. . . . . .     29
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30-37

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Board of Directors and Shareholders of 99 Cents Only Stores:



     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 99 Cents Only Stores at December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of 99 Cents Only Stores as of December 31, 2001 and for the years ended December 31, 2000 and 2001, were audited by other independent accounts who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 20, 2002.


PricewaterhouseCoopers  LLP
Los  Angeles,  California
February  3,  2003

REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID
NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

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
(Except for the matters discussed
in Note 13, as to which date is
March 9, 2002)

                                                   99 CENTS ONLY STORES
                                                      BALANCE SHEETS
                                             AS OF DECEMBER 31, 2001 AND 2002

                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          ASSETS


                                                                                                        2001       2002
                                                                                                      ---------  ---------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    232   $  7,985
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   147,566    146,857

Accounts receivable, net of allowance for doubtful accounts of $165 and $149 as of December 31, 2001
and 2002, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,523      2,753
Due from shareholder . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      1,232
Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,384          -
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66,528     83,176
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,886      2,869
                                                                                                      ---------  ---------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   223,119    244,872
PROPERTY AND EQUIPMENT, at cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,715     26,779
Building and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,007     29,216
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50,602     70,887
Fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,421     42,018
Transportation equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,836      3,045
Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,856     14,105
                                                                                                      ---------  ---------
  Total properties, fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   144,437    186,050
Accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (40,798)   (58,490)
                                                                                                      ---------  ---------
  Total net properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   103,639    127,560

OTHER ASSETS:
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,688     19,078
Long term investments in marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .       533     37,223
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       296        446
Long term investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,702      4,565
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,181      6,166
                                                                                                      ---------  ---------
  Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,400     67,478
                                                                                                      ---------  ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $352,158   $439,910
                                                                                                      =========  =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              9 CENTS ONLY STORES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2002

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                2001      2002
                                                              --------  --------
CURRENT LIABILITIES:
Current portion of capital lease obligation. . . . . . . . .  $     40  $     40
Accounts payable . . . . . . . . . . . . . . . . . . . . . .    15,244    16,946
Accrued expenses:
   Payroll and payroll-related . . . . . . . . . . . . . . .     2,771     3,652
   Sales tax . . . . . . . . . . . . . . . . . . . . . . . .     3,011     4,329
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .       562     2,176
   Due to shareholder. . . . . . . . . . . . . . . . . . . .     1,655         -
   Worker's compensation . . . . . . . . . . . . . . . . . .     5,534     7,725
   Income taxes payable. . . . . . . . . . . . . . . . . . .         -     3,518
                                                              --------  --------
       Total current liabilities . . . . . . . . . . . . . .    28,817    38,386
LONG-TERM LIABILITIES:
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . .     2,061     2,210
Deferred compensation liability. . . . . . . . . . . . . . .         -     1,102
Capital lease obligation, net of current portion . . . . . .     1,637     1,597
                                                              --------  --------
       Total non-current liabilities . . . . . . . . . . . .     3,698     4,909


COMMITMENTS AND CONTINGENCIES: (Note 8). . . . . . . . . . .         -         -

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
     Authorized-1,000,000 shares
     Issued and outstanding-none . . . . . . . . . . . . . .         -         -
Common stock, no par value
     Authorized-100,000,000 shares
     Issued and outstanding 69,506,103 at December 31, 2001
      and 70,369,178 at December 31, 2002. . . . . . . . . .   156,154   174,152
     Retained earnings . . . . . . . . . . . . . . . . . . .   163,489   222,463
                                                              --------  --------
     Total shareholders' equity. . . . . . . . . . . . . . .   319,643   396,615
                                                              --------  --------
     Total liabilities and shareholders' equity. . . . . . .  $352,158  $439,910
                                                              ========  ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          99 CENTS ONLY STORES
                                          STATEMENTS OF INCOME
                              YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           2000       2001       2002
                                                                         ---------  ---------  ---------
NET SALES:
   99 Cents Only Stores. . . . . . . . . . . . . . . . . . . . . . . .   $402,071   $522,019   $663,983
   Bargain Wholesale . . . . . . . . . . . . . . . . . . . . . . . . .     49,876     56,250     49,959
                                                                         ---------  ---------  ---------
     Total sales . . . . . . . . . . . . . . . . . . . . . . . . . . .    451,947    578,269    713,942
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    275,395    350,421    427,356
                                                                         ---------  ---------  ---------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .    176,552    227,848    286,586
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .    107,981    141,544    178,374
   Depreciation and amortization . . . . . . . . . . . . . . . . . . .      8,666     12,354     17,711
                                                                         ---------  ---------  ---------
     Total SG&A. . . . . . . . . . . . . . . . . . . . . . . . . . . .    116,647    153,898    196,085
   Operating income. . . . . . . . . . . . . . . . . . . . . . . . . .     59,905     73,950     90,501
OTHER (INCOME) EXPENSE:
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,969)    (4,583)    (3,535)
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .        712         92        128
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (360)    (1,440)    (1,440)
                                                                         ---------  ---------  ---------
     Total other (income). . . . . . . . . . . . . . . . . . . . . . .     (3,617)    (5,931)    (4,847)
                                                                         ---------  ---------  ---------
   Income from continuing operations before income taxes . . . . . . .     63,522     79,881     95,348
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .     24,664     31,438     36,374
                                                                         ---------  ---------  ---------
   Income from continuing operations . . . . . . . . . . . . . . . . .     38,858     48,443     58,974
   Loss from discontinued operations net of income tax benefit of $700     (1,050)         -          -
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 37,808   $ 48,443   $ 58,974
                                                                         =========  =========  =========

EARNINGS PER COMMON SHARE FROM CONTINUING
OPERATIONS:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   0.58   $   0.70   $   0.84
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   0.56   $   0.69   $   0.83
LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($0.02)         -          -
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($0.01)         -          -
NET EARNINGS PER COMMON SHARE:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   0.56   $   0.70   $   0.84
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   0.55   $   0.69   $   0.83
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,650     68,815     69,938
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     68,945     70,009     71,181

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   99 CENTS ONLY STORES
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                   (AMOUNTS IN THOUSANDS)


                                                                 COMMON STOCK      RETAINED
                                                               SHARES    AMOUNT    EARNINGS
                                                               -------  --------  ----------
BALANCE, December 31, 1999. . . . . . . . . . . . . . . . . .  66,834   $116,775  $  78,765
   Net income . . . . . . . . . . . . . . . . . . . . . . . .       -          -     37,808
   Tax benefit from exercise of stock options . . . . . . . .       -      8,223          -
   Proceeds from exercise of stock options. . . . . . . . . .   1,684     12,961          -
   Compensation expense in connection with cash-less exercise      19        528          -
   Shares repurchased under stock buyback program . . . . . .    (129)         -     (1,527)
                                                               -------  --------  ----------
BALANCE, December 31, 2000. . . . . . . . . . . . . . . . . .  68,408   $138,487  $ 115,046
   Net income . . . . . . . . . . . . . . . . . . . . . . . .       -          -     48,443
   Tax benefit from exercise of stock options . . . . . . . .       -      6,205          -
   Proceeds from exercise of stock options. . . . . . . . . .   1,098     11,462          -
                                                               -------  --------  ----------
BALANCE, December 31, 2001. . . . . . . . . . . . . . . . . .  69,506   $156,154  $ 163,489
   Net income . . . . . . . . . . . . . . . . . . . . . . . .       -          -     58,974
   Tax benefit from exercise of stock options . . . . . . . .       -      5,053          -
   Proceeds from exercise of stock options. . . . . . . . . .     863     12,945          -
                                                               -------  --------  ----------
BALANCE, December 31, 2002. . . . . . . . . . . . . . . . . .  70,369   $174,152  $ 222,463
                                                               =======  ========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               99 CENTS ONLY STORES
                                             STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                              (AMOUNTS IN THOUSANDS)


                                                                                     2000       2001       2002
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 37,808     48,443     58,974
Adjustments to reconcile net income to net cash provided by operating activities:.
   Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . . . .    1,050          -          -
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .    8,666     12,354     17,711
   Compensation expense for cash-less exercise of stock options. . . . . . . . . .      528          -          -
   Tax benefit from exercise of non qualified employee stock options . . . . . . .    8,223      6,205      5,053
   Benefit from deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .   (1,523)    (2,847)    (3,390)
Changes in asset and liabilities associated with operating activities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (213)        46        770
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9,761)    (2,835)   (16,648)
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,525)        74        134
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (94)        12       (150)
   Due to shareholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      1,655     (2,887)
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,612      2,622      3,538
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      855        672      1,977
   Accrued workers' compensation . . . . . . . . . . . . . . . . . . . . . . . . .      669      2,770      2,191
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,226     (1,936)     4,901
   Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      190        (81)       149
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,350)         -          -
                                                                                   ---------  ---------  ---------
     Net cash provided by operating activities . . . . . . . . . . . . . . . . . .   50,361     67,154     72,323
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . .  (26,646)   (46,888)   (41,631)
   Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . .  (52,726)   (35,802)   (35,981)
   Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . . .        -     (4,702)       137
   Repurchase of company stock . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,527)         -          -
   Net sales of discontinued operations. . . . . . . . . . . . . . . . . . . . . .   (8,031)         -          -
   Proceeds from sale of Universal International, Inc. . . . . . . . . . . . . . .   33,909          -          -
                                                                                   ---------  ---------  ---------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .  (55,021)   (87,392)   (77,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation. . . . . . . . . . . . . . . . . . . . . .   (7,251)       (26)       (40)
   Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . .    12,961     11,462     12,945
                                                                                   ---------  ---------  ---------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . . .    5,710     11,436     12,905
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . .    1,050     (8,802)     7,753
CASH, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,984      9,034        232
                                                                                   ---------  ---------  ---------
CASH, end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9,034   $    232   $  7,985
                                                                                   =========  =========  =========

NON CASH INVESTING AND FINANCING ACTIVITIES
   Asset acquired under capital lease. . . . . . . . . . . . . . . . . . . . . . . $      -   $  1,703   $      -
                                                                                   =========  =========  =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.   LINE OF BUSINESS

     99 Cents Only Stores (the Company) is incorporated in the State of California. The Company retails various consumable products through its 123 and 151 stores at December 31, 2001 and 2002, respectively. The Company is also a wholesale distributor of various consumable products.

2.   CONCENTRATION OF OPERATIONS IN CALIFORNIA

     All but 20 of our 99 Cents Only Stores are located in California. The Company operates nine stores in Las Vegas, Nevada and 11 stores in Arizona. The Company expects that it will continue to open additional stores in California as well as in Nevada and Arizona. The Company also expects that it will open stores in Texas in 2003.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH  AND  CASH  EQUIVALENTS

     The Statements of Cash Flows classify changes in cash and cash equivalents (short term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash statements.

USE  OF  ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include self-insured workers' compensation reserves.

INVENTORIES

     Inventories are priced at the lower of cost (first in, first out) or market. Valuation allowances are recorded to properly state inventory at the lower of cost or market.

DEPRECIATION  AND  AMORTIZATION

      Property and equipment are amortized and depreciated on a straight-line basis over the following useful lives of the assets:

     Building and improvements . . 27.5 - 30 years
     Leasehold improvements. . . . Lesser of 5 years or remaining lease term
     Fixtures and equipment. . . . 5 years
     Transportation equipment. . . 3 years

     The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary repairs and maintenance to operations as incurred.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. In evaluating whether an asset has been impaired, the Company compares the anticipated undiscounted future cash flows to be generated by the asset to the asset's carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No impairment losses were recorded during the three years ended December 31, 2002.

LEASE ACQUISITION COSTS

     The Company follows the policy of capitalizing expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight line basis over the initial term of the lease.

EARNINGS PER SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 2002 follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               (Amounts in thousands)
                                                               2000    2001    2002
                                                              -------  -------  ------
Weighted average number of common shares
  Outstanding-Basic                                            67,650   68,815  69,938
Dilutive effect of outstanding stock options                    1,295    1,194   1,243
Weighted average number of common shares outstanding-Diluted   68,945   70,009  71,181

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the years ended December 31, 2000, 2001 and 2002 (amounts in thousands, except for per share data):


                                             DECEMBER 31,
                                      -------------------------
                          (Amounts in thousands, except for per share data)


                                       2000     2001     2002
                                      -------  -------  -------
     Net income, as reported. . . . . $37,808  $48,443  $58,974
     Additional compensation expense.  11,888    9,818      177
                                      -------  -------  -------
     Pro forma net income . . . . . . $25,920  $38,625  $58,797
                                      =======  =======  =======
     Earnings per share:
     Basic-as reported. . . . . . . . $  0.56  $  0.70  $  0.84
     Basic-pro forma. . . . . . . . . $  0.38  $  0.56  $  0.84
     Diluted-as reported. . . . . . . $  0.55  $  0.69  $  0.83
     Diluted-pro forma. . . . . . . . $  0.38  $  0.55  $  0.83


These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                 DECEMBER 31,
                                      -------------------------------
                                        2000       2001       2002
                                      ---------  ---------  ---------
     Risk free interest rate. . . . .     5.70%      5.44%      1.90%
     Expected life. . . . . . . . . .  10 years   10 Years   10 Years
     Expected stock price volatility.       54%        49%        51%
     Expected dividend yield. . . . .      None       None       None

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

ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expenses were $2.7 million, $3.4 million and $3.1 million for 2000, 2001 and 2002, respectively.

STATEMENTS OF CASH FLOWS

     Cash payments for income taxes were $12,474,000, $25,260,000 and $29,852,000 in 2000, 2001 and 2002, respectively. Interest payments totaled approximately $31,000, $92,000 and $128,000 for the years December 31, 2000, 2001 and 2002, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, short-term and long-term investments, short-term trade receivables and payables. The carrying value for all such instruments approximate fair value at December 31, 2001 and 2002.

NEW AUTHORITATIVE PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved two final statements: SFAS No. 141, "Business Combinations," which provides guidance on the accounting for business combinations and was effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets," which defines when and how goodwill and other intangible assets are amortized and was effective as of January 1, 2002. These statements did not have an impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have an impact on the Company's financial position or results of operations.

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

     In  June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for Costs
Associated with Exit or Disposal Activities" (SFAS 146). This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to materially impact the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 are required for the fiscal year ended December 31, 2002. The recognition and measurement provisions of FIN 45 are effective, on a prospective basis, for guarantees issued by the Company beginning in fiscal 2003. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

     In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148) - an amendment of SFAS 123 "Accounting for Stock -Based Compensation". The standard is intended to encourage the adoption of the accounting provisions of SFAS 123. It is also intended to address constituent concerns about the so-called "ramp-up effect" on net income that resulted from the application of the transition guidance originally required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. The Company continues to recognize stock based employee compensation under APB Opinion No. 25.

4.   INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of December 31, 2001 and 2002, the fair value of investments approximated the carrying values and were invested as follows:

                                          YEARS ENDED DECEMBER 31,
                                          ------------------------
                                           (Amounts in thousands)

                                MATURITY                         MATURITY
                                WITHIN 1   1 YEAR OR             WITHIN 1   1 YEAR OR
                        2001      YEAR        MORE       2002      YEAR        MORE
                      --------  ---------  ----------  --------  ---------  ----------
Municipal bonds. . . . $113,075  $ 112,542  $      533  $119,798  $  99,180  $   20,618
Corporate securities .     981        981           -    40,373     40,373           -
Commercial paper . . .  34,043     34,043           -    23,909      7,304      16,605
                      --------  ---------  ----------  --------  ---------  ----------
                      $148,099  $ 147,566  $      533  $184,080  $ 146,857  $   37,223
                      ========  =========  ==========  ========  =========  ==========

5.   PURCHASE OF FACILITIES

     In December 2000, the Company exercised its option to purchase its main warehouse, distribution and corporate office facility (approximately 880,000 square feet) for $10.5 million. Included in property and equipment is approximately $13.7 million of land and building, at cost, related to this property. On February 4, 2003 the Company announced the purchase of a 741,000 square foot distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23 million in cash and contains built in refrigerated and frozen storage space.

6.   INCOME TAX PROVISION

     The provisions for income taxes from continuing operations for the three years ended December 31, 2002 are as follows:

                             YEARS ENDED DECEMBER 31,
                          ----------------------------
                             (Amounts in thousands)

                            2000      2001      2002
                          --------  --------  --------
Current:
    Federal. . . . . . .  $20,917   $29,340   $32,237
    State. . . . . . . .    5,270     7,558     7,527
                           26,187    36,898    39,764
Deferred . . . . . . . .   (1,523)   (5,460)   (3,390)
Provision for income tax  $24,664   $31,438   $36,374

     Differences between the provisions for income taxes and income taxes at the statutory federal income tax rate for the three years ended December 31, 2002 are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                                  (Amounts in thousands)
                                                     2000                 2001                2002
                                               ------------------  ------------------  ------------------
                                                AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                               --------  --------  --------  --------  --------  --------
Income tax at statutory federal rate           $22,232      35.0%  $27,959      35.0%  $33,372      35.0%
State income taxes, net of federal income tax
effect                                           3,386       5.3     4,258       5.3     5,206       5.5
Effect of permanent differences                   (291)     (0.5)     (404)     (0.5)     (631)     (0.7)
Other, including valuation allowance                 -         -         -         -    (1,200)     (1.2)
Welfare to work, LARZ and other job credits       (663)     (1.0)     (375)     (0.4)     (373)     (0.4)
                                               --------  --------  --------  --------  --------  --------
                                               $24,664      38.8%  $31,438      39.4%  $36,374      38.2%

     A detail of the Company's deferred tax assets as of December 31, 2001 and 2002 is as follows:

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                  (Amounts in thousands)
                                      2001      2002
                                  ----------  ----------
Inventory                         $     494   $     617
Uniform inventory capitalization      1,771       3,042
Depreciation                          6,141       6,633
Liability for claims                    112         121
Workers' compensation                 2,231       3,353
Deferred rent                           831         959


State taxes                           2,575       2,688
Other, net                           (2,109)     (2,190)
Net operating loss carryforwards      8,182       7,755
                                    $20,228     $22,978
Valuation allowance                  (4,540)     (3,900)
                                    $15,688     $19,078

     In connection with the acquisition and subsequent sale of Universal and Odd's-N-End's, the Company has remaining federal net operating loss carryforwards of approximately $22.2 million which it can use to offset future taxable income. Future use of these loss carryforwards may be limited and expire at various dates through 2017. Due to the uncertainty of the future use of such loss carryforwards, the Company has recorded a valuation allowance equal to the tax effect of the loss carryforward that may not be realizable.

7.   RELATED-PARTY  TRANSACTIONS

     The  Company  leases  certain  retail  facilities  from  its  principal shareholders. Rental expense for these facilities was approximately $1.9 million, $1.9 million and $2.2 million in 2000, 2001 and 2002, respectively. In addition, one of the Company's outside director is a trustee of a trust that owns a property on which a single 99 Cents Only Stores is located.

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a Company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see note 12). Mr. Gold is also an executive officer and director. In connection with this sale a service agreement was signed between Universal and the Company. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of a tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise to Universal at a 10% mark-up. In 2002 the Company received $1.5 million in management fees under the service agreement and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. Resolution of Universal post closing business issues has required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to a date ending some time in 2003.

8.   COMMITMENTS  AND  CONTINGENCIES

CREDIT  FACILITY

     The  Company  does  not  maintain  any  credit  facilities  with  any bank.

LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases, expiring at various dates through 2017. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2000, 2001 and 2002 was approximately $15.6 million, $19.4 million and $24.9 million, respectively.

     As of December 31, 2002, the minimum annual rentals payable under all non-cancelable operating leases were as follows: (Amounts in thousands):

     YEAR ENDING DECEMBER 31:                OPERATING LEASES    CAPITAL LEASES
     --------------------------------------  -----------------  ----------------
     2003                                    $          21,829  $           169
     2004                                               20,714              169
     2005                                               18,207              169
     2006                                               15,432              169
     2007                                               11,650              169
     Thereafter                                         38,611            1,525
     Future minimum lease payments           $         126,443  $         2,370
     Less amount representing interest                                     (733)
     Present value of future lease payments                     $         1,637

WORKERS' COMPENSATION

     Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 2001 and 2002, the Company had accrued approximately $5.5 million and $7.7 million, respectively, for estimated workers' compensation claims. The

Company also maintains a $6.7 million security deposit, in the form of marketable securities held for the benefit of the California Department of Industrial Relations Self Insurance Plans.

LEGAL  MATTERS

     The Company is named as a defendant in various legal matters arising in the normal course of business. In management's opinion, none of these matters will have a material effect on either the Company's financial position or its results of operations.

9.   STOCK-BASED COMPENSATION PLANS

     The Company has one stock option plan (the 1996 Stock Option Plan). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock of which 6,199,566 are available for future option grants. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of four outside members of the board of directors (the "Committee"). Options vest over a three-year period, one-third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under Accounting Principles Bulletin Opinion No. 25 ("APB 25") "Accounting for Stock
Issued to Employees" under which no compensation cost has been recognized in fiscal 2000, 2001 and 2002. The following table summarizes stock options available for grant:

                                    YEAR ENDED DECEMBER 31,
                                 -------------------------------------
                                    2000         2001         2002
                                 -----------  -----------  -----------
     Beginning balance            4,469,005    3,478,532    2,463,061
     Authorized                           -            -    4,665,633
     Granted                     (1,654,804)  (1,178,491)  (1,030,521)
     Cancelled                      664,331      163,020      101,393
     Available for future grant   3,478,532    2,463,061    6,199,566

     A summary of the status of the Company's stock option plan at December 31, 2000, 2001 and 2002 and changes during the years then ended is presented in the table and narrative below:

                                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                                    2000                    2001                  2002
                                          ------------------------  ----------------------  ---------------------
                                                       WTD AVG EX                 WTD AVG                WTD AVG
                                            SHARES        PRICE       SHARES     EX PRICE     SHARES    EX PRICE
                                          -----------  -----------  -----------  ---------  ----------  ---------
Outstanding at the beginning of the year   5,970,422   $     10.68   5,277,176   $   13.06  5,194,729   $   15.00
Granted                                    1,654,805         17.00   1,178,491       20.40  1,030,521       29.60
Exercised                                 (1,683,720)         7.94  (1,097,918)      10.89   (863,075)      14.50
Cancelled                                   (664,331)        14.49    (163,020)      18.88   (101,393)      19.87
Outstanding at the end of the year         5,277,176         13.06   5,194,729       15.00  5,260,782       17.86
Exercisable at the end of the year         2,319,656          8.77   2,587,947       11.36  3,046,933       13.44
Weighted average fair value of options
granted                                                $     12.09               $   13.80              $   17.86

The following table summarized information about stock options outstanding at December 31, 2002:

                                WEIGHTED      WEIGHTED                WEIGHTED
RANGE OF                        AVERAGE        AVERAGE                 AVERAGE
EXERCISE         OPTIONS       REMAINING      EXERCISE     OPTIONS    EXERCISE
PRICES         OUTSTANDING  CONTRACTUAL LIFE    PRICE    EXERCISABLE    PRICE
-------------  -----------  ----------------  ---------  -----------  ---------
  2.64-$5.50      725,381               4.0   $   4.27      725,381   $   4.27
  5.51-$8.70        1,635               4.6       6.82        1,635       6.82
 8.71-$15.75      581,901               5.3      11.41      570,359      11.38
15.76-$22.50    2,936,713               7.4      18.42    1,749,245      17.92
22.51-$31.00    1,015,152               9.3      29.66          313      24.81
               -----------  ----------------  ---------  -----------  ---------
                5,260,782               7.1   $  17.86    3,046,933   $  13.44
               ===========  ================  =========  ===========  =========

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

     The Company accounts for inter-segment transfers at cost through its inventory accounts.

     The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the years ended December 31, 2000, 2001 and 2002 follows (amounts in thousands):

                    RETAIL   WHOLESALE    TOTAL
                   --------  ----------  --------
     2000
     -----
     Net sales     $402,071  $   49,876  $451,947
     Gross Margin   166,054      10,498   176,552

     2001
     ----
     Net sales     $522,019  $   56,250  $578,269
     Gross Margin   217,015      10,833   227,848

     2002
     ----
     Net sales     $663,983  $   49,959  $713,942
     Gross Margin   276,560      10,026   286,586


11.  401(K)  PLAN

     In 1998 the Company adopted a 401(k) Plan (the Plan). All full-time employees are eligible to participate in the plan after 3 months of service. The Company does not match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the years ended December 31, 2000, 2001 and 2002, no discretionary contributions were made.

12.     DISCONTINUED  OPERATIONS

     On March 4, 2000, the Board of Directors approved the disposition of Universal International, Inc. and Odd's-n-End's, Inc., which comprises the retail operations of Odds-n-Ends, Inc. and Only Deals, Inc.

     The Company engaged an investment-banking firm in May 2000 to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000 it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc., a limited liability company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sales price for Universal was the Company's carrying value as of the close of business on September 30, 2000, which was $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction 99 Cents Only Stores is providing certain ongoing administrative and other services to Universal pursuant to a Services Agreement. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of a tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. In 2002 the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. Resolution of Universal post closing business issues has required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to a date ending some time in 2003.

13.  STOCK  SPLIT

     On March 9, 2002, the Company's Board of Directors approved a four-for-three stock split distributed on April 3, 2002 to shareholders of record on March 25, 2002. Also on February 17, 2001, the Company's Board of Directors approved a three-for-two stock split distributed on March 20, 2001 to shareholders of record on May 14, 2001. All share and per share data has been restated to reflect these stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As of June 13, 2002, upon the recommendation of the Audit Committee of 99 Cents Only Stores (the "company"), the Board of Directors dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors. Arthur Andersen had served as the Company's independent auditors since 1989.

     Andersen's reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through June 13, 2002, there were: (i) no disagreements between the Company and Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for such years; and (ii) no "reportable events" as defined in item 304 (a) (1) (v) of Regulation S-K.

     The Company provided Andersen with a copy of the foregoing disclosures, and Andersen delivered a letter to the SEC, dated June 13, 2002, stating its agreement with such statements.

     On June 13, 2002, the Company engaged PricewaterhouseCoopers LLP ("PwC") as its independent auditors to audit its financial statements for the year ending December 31, 2002. The decision to engage PwC was recommended by the Company's Audit Committee and approved by its Board of Directors.

     During the Company's two most recent years ended December 31, 2001 and subsequent interim period through June 13, 2002, the Company did not consult with PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and
(ii)  of  Regulation  S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our CEO and our CFO concluded that, subject to the limitations noted below, our Disclosure Controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

     There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system can be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

1. Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 34 of this Form 10-K.

2. Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

3. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report

4 Reports on Form 8-K. The Company filed two reports on form 8-K during the last quarter of 2002. One was filed on October 8, 2002 and the second on October 23, 2002.

SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        99  Cents  Only  Stores

                                        /s/  Eric  Schiffer
                                        -------------------------
                                        By: Eric  Schiffer
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURE                                  TITLE                           DATE
/s/ David Gold
---------------------  Chairman of the Board and Chief Executive      March 28, 2003
David Gold             Officer


/s/ Howard Gold
---------------------  Senior Vice President of Distribution and      March 28, 2003
Howard Gold            Director


/s/ Jeff Gold
---------------------  Senior Vice President of Real Estate and       March 28, 2003
Jeff Gold              Information Systems and Director


/s/ Eric Schiffer
---------------------  President and Director                         March 28, 2003
Eric Schiffer


/s/ Andrew Farina
---------------------  Chief Financial Officer (Principal financial   March 28, 2003
Andrew Farina          officer and principal accounting officer)


/s/ William Christy
---------------------  Director                                       March 28, 2003
William Christy


/s/ Lawrence Glascott
---------------------  Director                                       March 28, 2003
Lawrence Glascott


/s/ Marvin L. Holen
---------------------  Director                                       March 28, 2003
Marvin L. Holen


/s/ Ben Schwartz
---------------------  Director                                       March 28, 2003
Ben Schwartz


/s/ John Shields
---------------------  Director                                       March 28, 2003
John Shields

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                             OF 99 CENTS ONLY STORES


I,   David  Gold,  certify  that:

1.   I  have  reviewed  this annual report on Form 10-K of 99 Cents Only Stores;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


     By: /s/  David  Gold
         ------------------------
         David  Gold
         Chief Executive Officer

                                CERTIFICATION OF

                             CHIEF FINANCIAL OFFICER

                             OF 99 CENTS ONLY STORES


I,  Andrew  Farina,  certify  that:

1.   I  have  reviewed  this annual report on Form 10-K of 99 Cents Only Stores;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  28,  2003

     By: /s/  Andrew  Farina
         ------------------------
         Andrew  Farina
         Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

PART I. FINANCIAL STATEMENT SCHEDULE

To the Board of Directors Of 99 Cents Only Stores:

Our audit of the financial statements referred to in our report dated February 3, 2003 appearing in the 2002 Annual Report to Shareholders of 99 Cents Only Stores also included an audit of the financial stateme nt schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PricewaterhouseCoopers  LLP
Los  Angeles,  CA
February  3,  2003

                                   99 CENTS ONLY STORES
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

                                                     (AMOUNTS IN THOUSANDS)

                                       BEGINNING OF                               END OF
                                           YEAR       ADDITION  REDUCTION  OTHER   YEAR
                                       -------------  --------  ---------  -----  -------
For the year ended December 31, 2002
  Allowance for doubtful accounts      $         165         -         16      -  $   149
  Inventory reserve                    $       1,224       298          -      -  $ 1,522
For the year ended December 31, 2001:
  Allowance for doubtful accounts      $         113       177        125      -  $   165
  Inventory reserve                    $       1,279       179        234         $ 1,224
For the year ended December 31, 2000:
  Allowance for doubtful accounts      $         140         -         27      -  $   113
  Inventory reserve                    $       1,503         -        224      -  $ 1,279

                                  EXHIBIT INDEX


EXHIBIT  DESCRIPTION:

3.1   Amended  and  Restated  Articles  of  Incorporation  of  the  Registrant.*

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

10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1, 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)

10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)

10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)

10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)

10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)

10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)

10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.15 Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)

10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)

10.10 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)

10.20 North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)

10.21 Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)

10.22 Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.23 Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.24 Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.25 Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.26 Services Agreement, dated as of December 28, 2000, by and between Universal International, Inc. and the registrant. (2)

10.27 Lease for 955 West Sepulveda, Los Angeles, California, dated as of July 17, 1995, by and between Schwartz Investment Co., as successor to VAT Partners II, as Landlord and the Registrant as Tenant. *

23.1  Consent  of  PriceWaterhouseCoopers  LLP.*

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003*

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003*



*  Filed  herewith

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.

(2)Incorporated by reference from the Company's Current Report on Form 8K as filed with the Securities and Exchange Commission on January 12, 2001.