Form 10-Q
period 2003-03-31
99 CENTS ONLY STORES
filed 2003-05-09
CIK 1011290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                      NONE
        Former name, address and fiscal year, if change since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  last  90  days.  Yes   X        No
                                                     ----          ----
     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes   X        No
                                                        ----          ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock, No Par Value, 70,604,287 Shares as of May 9, 2003
================================================================================

PART  I.  FINANCIAL  INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------  --------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      289   $       7,985
  Short-term investments. . . . . . . . . . . . . . . . . . .     140,429         146,857
  Accounts receivable, net of allowance for doubtful accounts of $143 and $149 as of March 31, 2003 and December 31,
    2002, respectively  . . . . . . . . . . . . . . . . . . .       2,670           2,753
  Due from shareholder  . . . . . . . . . . . . . . . . . . .         735           1,232
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .      86,523          83,176
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,630           2,869
                                                               -----------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .     233,276         244,872
PROPERTY AND EQUIPMENT, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,486          26,779
  Building and improvement. . . . . . . . . . . . . . . . . .      49,499          29,216
  Leasehold improvements. . . . . . . . . . . . . . . . . . .      73,778          70,887
  Fixtures and equipment. . . . . . . . . . . . . . . . . . .      45,204          42,018
  Transportation equipment. . . . . . . . . . . . . . . . . .       3,707           3,045
  Construction in progress. . . . . . . . . . . . . . . . . .      17,629          14,105
                                                               -----------  --------------
                                                                  221,303         186,050
  Less-Accumulated depreciation and amortization. . . . . . .     (63,492)        (58,490)
                                                               -----------  --------------
                                                                  157,811         127,560

OTHER ASSETS:
  Deferred income taxes . . . . . . . . . . . . . . . . . . .      19,078          19,078
  Long term investments in marketable securities. . . . . . .      34,217          37,223
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         446             446
  Long term investments in partnerships . . . . . . . . . . .       4,523           4,565
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,801           6,166
                                                               -----------  --------------
                                                                   65,065          67,478
                                                               -----------  --------------
                                                               $  456,152   $     439,910
                                                               ===========  ==============


  The accompanying notes are an integral part of these consolidated financial statement.

                               99 CENTS ONLY STORES
                                   BALANCE SHEETS
                      (Amounts In Thousands, Except Share Data)
                                     (UNAUDITED)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             MARCH 31,   DECEMBER 31,
                                                               2003         2002
                                                            ----------  -------------
CURRENT LIABILITIES:
  Current portion of capital lease obligation. . . . . . .  $       40  $          40
  Accounts payable . . . . . . . . . . . . . . . . . . . .      13,381         16,946
  Accrued expenses:
   Payroll and payroll-related . . . . . . . . . . . . . .       3,337          3,652
   Sales tax . . . . . . . . . . . . . . . . . . . . . . .       3,181          4,329
   Other . . . . . . . . . . . . . . . . . . . . . . . . .       3,018          2,176
  Worker's compensation. . . . . . . . . . . . . . . . . .       8,034          7,725
  Income taxes payable . . . . . . . . . . . . . . . . . .       6,907          3,518
                                                            ----------  -------------
    Total current liabilities. . . . . . . . . . . . . . .      37,898         38,386
                                                            ----------  -------------

LONG-TERM LIABILITIES:
  Deferred Compensation. . . . . . . . . . . . . . . . . .       1,220          1,102
  Deferred rent. . . . . . . . . . . . . . . . . . . . . .       2,270          2,210
  Capitalized lease obligation . . . . . . . . . . . . . .       1,586          1,597
                                                            ----------  -------------
    Total Long-term liabilities. . . . . . . . . . . . . .       5,076          4,909
                                                            ----------  -------------

COMMITMENTS AND CONTINGENCIES: . . . . . . . . . . . . . .           -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
    Issued and outstanding-none. . . . . . . . . . . . . .           -              -
  Common stock, no par value
    Authorized-100,000,000 shares
    Issued and outstanding 70,563,383 at March 31, 2003 and
      70,369,178 at December 31, 2002. . . . . . . . . . .     176,105        174,152
 Retained earnings . . . . . . . . . . . . . . . . . . . .     237,073        222,463
                                                            ----------  -------------
                                                               413,178        396,615
                                                            ----------  -------------
                                                            $  456,152  $     439,910
                                                            ==========  =============


  The accompanying notes are an integral part of these consolidated financial statements

                                     99 CENTS ONLY STORES
                                     STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                         (Amounts In Thousands, Except Per Share Data)
                                          (Unaudited)

                                                                       MARCH 31,
                                                                    2003       2002
                                                                  ---------  ---------
NET SALES:
  99 Cents Only Stores . . . . . . . . . . . . . . . . . . . . .  $184,713   $149,647
  Bargain Wholesale (Includes sales to an affiliate of $1,803 in
    2002) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,710     13,456
                                                                  ---------  ---------
                                                                   196,423    163,103
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . .   117,025     98,861
                                                                  ---------  ---------
  Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .     79,398     64,242

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Operating expenses. . . . . . . . . . . . . . . . . . . . . . .   51,349     40,982
  Depreciation and amortization . . . . . . . . . . . . . . . . .    5,134      3,940
                                                                  ---------  ---------
                                                                    56,483     44,922
  Operating income. . . . . . . . . . . . . . . . . . . . . . . .   22,915     19,320
                                                                  ---------  ---------
OTHER (INCOME) EXPENSE:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . .     (866)      (757)
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . .       32         32
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (360)      (360)
                                                                  ---------  ---------
                                                                    (1,194)    (1,085)
  Income before provision for income taxes. . . . . . . . . . . .   24,109     20,405
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . .     9,500      7,935
                                                                  ---------  ---------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,609   $ 12,470
                                                                  =========  =========
EARNINGS PER COMMON SHARE:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   0.21   $   0.18
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   0.20   $   0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   70,469     69,558
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .   71,536     70,925


  The accompanying notes are an integral part of these consolidated financial statements.

                                         99 CENTS ONLY STORES
                                       STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                         (Amounts in Thousands)
                                              (Unaudited)


                                                                                        MARCH 31,
                                                                                     2003       2002
                                                                                   ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,609   $ 12,470
  Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .     5,134      3,940
    Tax Benefit from exercise of non-qualified
      employee stock options . . . . . . . . . . . . . . . . . . . . . . . . . . .       847        406
  Changes in assets and liabilities associated with operating activities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83     (1,084)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,346)      (709)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (273)      (954)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,565)    (1,020)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (622)     2,978
    Worker's compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       310        472
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,389      7,502
    Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60         29
    Due from shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       497       (735)
                                                                                   ----------  ---------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .     17,123     23,295
                                                                                   ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . .   (35,385)    (9,322)
  Sales (purchases) of short-term and long-term investments. . . . . . . . . . . .     9,434     (7,219)
  Investment in Partnership. . . . . . . . . . . . . . . . . . . . . . . . . . . .        36          -
                                                                                   ----------  ---------
Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . .   (25,915)   (16,541)
                                                                                   ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation . . . . . . . . . . . . . . . . . . . . . .       (11)        (9)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . .     1,107      1,492
                                                                                   ----------  ---------
Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .     1,096      1,483
                                                                                   ----------  ---------
NET (DECREASE) INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . .    (7,696)     8,237
CASH, beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,985        232
                                                                                   ----------  ---------
CASH, end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    289   $  8,469
                                                                                   ==========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32         32
                                                                                   ----------  ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2002 audited financial statements and notes thereto included in the Company's Form 10-K filed March 31, 2003. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION  OF  OPERATIONS

     All but 20 of our 99 Cents Only Stores are located in California. The Company operates nine stores in Las Vegas, Nevada and 11 stores in Arizona. The Company expects that it will continue to open additional stores in California as well as in Nevada and Arizona. The Company also expects that it will open stores in Texas in 2003. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in these regions.

2.  EARNINGS  PER  COMMON  SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three months in the period ended March 31, 2003 and 2002 follows:

                                                  3 MONTHS ENDED
                                                  --------------
                                                     MARCH 31,
                                                     ---------
                                                   2003    2002
                                                  ------  ------
Weighted average number of common shares
  outstanding-Basic. . . . . . . . . . . . . .    70,469  69,558
Dilutive effect of outstanding stock options       1,067   1,367
                                                  ------  ------
Weighted average number of common shares
  outstanding-Diluted. . . . . . . . . . . . .    71,536  70,925
                                                  ======  ======

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three month period ended March 31, 2003 and 2002:


                                          (Amounts in thousands, except for
                                                   per share data)
                                           3 MONTHS ENDED   3 MONTHS ENDED
                                                 MARCH 31,       MARCH 31,
                                                     2003            2002
                                                     ----            ----
         Net income, as reported . . . . . . . .  $14,609         $12,470
         Additional compensation expense . . . .      267           1,134
                                                  -------         -------
         Pro forma net income  . . . . . . . . .  $14,342         $11,336
                                                  =======         =======
         Earnings per share:
         Basic-as reported . . . . . . . . . . .  $  0.21         $  0.18
         Basic-pro forma . . . . . . . . . . . .  $  0.20         $  0.16
         Diluted-as reported . . . . . . . . . .  $  0.20         $  0.18
         Diluted-pro forma . . . . . . . . . . .  $  0.20         $  0.16

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                          3 MONTHS ENDED   3 MONTHS ENDED
                                                MARCH 31 ,      MARCH 31,
                                                     2003            2002
                                                     ----            ----
         Risk free interest rate . . . . . . . .    1.90%           1.90%
         Expected life . . . . . . . . . . . . . 10 Years        10 Years
         Expected stock price volatility . . . .      46%             51%
         Expected dividend yield . . . . . . . .     None             None

3.  SHORT-TERM  INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of March 31, 2003 and December 31, 2002, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                   (UNAUDITED)
                                     MATURITY                        MATURITY
                                     --------                        --------

                       MARCH 31,  WITHIN 1    1 YEAR OR   DEC. 31,   WITHIN 1   1 YEAR OR
                       ---------  ----------  ---------  ---------  ----------  ---------
                         2003        YEAR       MORE       2002        YEAR       MORE
                       ---------  ----------  ---------  ---------  ----------  ---------
Municipal Bonds . . .  $ 140,135  $  124,708  $  15,427  $ 119,798  $   99,180  $  20,618
Corporate Securities.     18,729       8,560     10,169     40,373      40,373          -
Commercial Paper. . .     15,782       7,161      8,621     23,909       7,304     16,605
                       ---------  ----------  ---------  ---------  ----------  ---------
                       $ 174,646  $  140,429  $  34,217  $ 184,080  $  146,857  $  37,223
                       =========  ==========  =========  =========  ==========  =========

4.  NEW  AUTHORITATIVE  PRONOUNCEMENTS


     In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148) - an amendment of SFAS 123 "Accounting for Stock Based Compensation". The standard is intended to encourage the adoption of the accounting provisions of SFAS 123. It is also intended to address constituent concerns about the so-called "ramp-up effect" on net income that resulted from the application of the transition guidance originally required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. The Company continues to recognize stock based employee compensation under APB Opinion No. 25.

5.  RELATED-PARTY  TRANSACTIONS

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc.("Universal"), to a Company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also the Chief Executive Officer and a director. Subsequent to December 31, 2002, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time during 2003. In the first quarter of 2003 and 2002, the Company recorded $0.4 million in management fees under the service agreement and $0.4 million in lease payments under the lease agreement.

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

     The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The Company accounts for inter-segment transfer at cost through its inventory accounts.

     At March 31, 2003, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three month periods ended March 31, 2003 and 2002 follows (amounts in thousands):


             THREE MONTHS ENDED
                 MARCH 31             RETAIL      WHOLESALE        TOTAL
                                      ------      ---------        -----
             2003
             ----
             Net sales. . . . .    $  184,713    $   11,710    $  196,423
             Gross margin . . .        77,084         2,314        79,398

             2002
             ----
             Net sales. . . . .    $  149,647    $   13,456    $  163,103
             Gross margin . . .        61,648         2,594        64,242


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF  OPERATIONS

GENERAL

     99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. The majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder.

     99 Cents Only Stores has increased its net sales, operating income and income from continuing operations in each of the last five years. In 2002, it had net sales of $713.9 million, operating income of $90.5 million and income from continuing operations of $59.0 million, representing a 23.5%, 22.4% and 21.7% increase over 2001, respectively. From 1998 through 2002, the Company had a compound annual growth rate in net sales, operating income and income from continuing operations of 25.3%, 23.7% and 25.5%, respectively. During the three years in the period ending December 31, 2002, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $319 per square foot to $309 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 20,500 gross square feet. From January 1, 2000 through March 31, 2003, the Company opened 77 new stores (including one relocation in 2001) that average approximately 22,500 gross square feet. The Company currently targets new store locations between 18,000 and 28,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.


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


UNIVERSAL  INTERNATIONAL  (DISCONTINUED  OPERATIONS)

     In conjunction with a sale of Universal in 2000, the Company established a service agreement and lease agreement with certain shareholders. At each of March 31, 2003 and 2002, the Company recorded $0.4 million in management fees under the service agreement and $0.4 million in lease payments under the lease agreement. In 2002, the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments under the lease agreement. It also purchased $0.4 million of closeout inventory from Universal. Resolution of Universal post closing business issues has required the extension of the service agreement and lease arrangement with 99 Cents Only
Stores  to  a  date  ending  some  time  in  2003.

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES: Net sales increased $33.3 million, or 20.4%, to $196.4 million in the 2003 period from $163.1 million in the 2002 period. Retail sales increased $35.1 million to $184.7 million in the 2003 period from $149.6 million in the 2002 period. The retail net sales increase was primarily attributable to the net effect of three new stores opened in the first three months of 2003, the full quarter effect of 28 net new stores opened in 2002 and the 4.3% increase in same store sales. Bargain Wholesale net sales were $11.7 million in the 2003 period and were $13.5 million in the three months ended March 31, 2002. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional retail customers.

GROSS PROFIT: Gross profit increased approximately $15.2 million, or 23.6%, to $79.4 million in the 2003 period from $64.2 million in the 2002 period. The increase in gross profit was primarily due to higher net retail sales. Overall gross profit margin was 40.4% in 2003 versus 39.4% in 2002. Gross margin percent was higher primarily as a result of improved product sales mix and the increase in the retail sales as a percentage of the total sales.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $11.6 million, or 25.7%, to $56.5 million in the 2003 period from $44.9 million in the 2002 period. As a percentage of net sales, total SG&A increased to 28.7% from 27.5% in 2002. This increase is primarily related to the additional costs associated with the start up of the Company's new distribution center in Houston, Texas along with increases in depreciation, freight and worker's compensation costs.

OPERATING INCOME: As a result of the items discussed above, operating income was $22.9 million in 2003, an increase of $3.6 million, or 18.6%. Operating margin was 11.7% in 2003 versus 11.9% in 2002.

OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. Interest income was $0.9 million in 2003 and $0.8 million in 2002. This difference in interest income results from interest rate variations and a greater amount of marketable securities in 2003. The Company had no bank debt during the three months ended March 31, 2003 or 2002. At March 31, 2003, the Company held $140.4 million in short-term investments and $34.2 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in 2003 and 2002 is $0.4 million and $0.4 million respectively, of income under a lease agreement with Universal International, Inc., for a distribution facility.

PROVISION FOR INCOME TAXES: The provision for income taxes was $9.5 million in the 2003 period compared to $7.9 million in 2002. The effective rate of the provision for income taxes was approximately 39.4% in 2003 and 38.9% 2002.

NET INCOME: As a result of the items discussed above, net income increased $2.1 million to $14.6 million in 2003 from $12.5 million in the 2002 period. Net income as a percentage of sales was 7.5% in 2003 and 7.7% in 2002.

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

     Net cash provided by operations during the first quarter of 2003 and 2002 was $17.1 and $23.3 million, respectively, consisting primarily of $20.6 million and $16.8 million of net income adjusted for non-cash items. In the first quarter of 2003, the Company used $3.5 million in working capital and other activities and in the first quarter of 2002 the Company provided $6.5 million in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $3.3 million and $0.7 million in the first quarter 2003 and 2002, respectively.

     Net cash used in investing activities during the first quarter of 2003 and 2002 was $25.9 and $16.5 million. Net cash used in investing activities represents the following: In the first quarter of 2003, the Company used $35.4 million for the purchase of property and equipment (including $23.1 million used for the purchase of a new distribution center in Houston, Texas), and $9.4 million for the purchase of investments in marketable securities. In the first quarter of 2002, the Company used $9.3 million for the purchase of property and equipment and used $7.2 million for the purchase of investments.

     Net cash provided by financing activities during the first quarter of 2003 and 2002 was $1.1 million and $1.5 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. However, the Company maintains a cash deposit of approximately $6.7 million for self-insured worker's compensation.

     The Company opened three stores in the first quarter of 2003 and plans to open 35 additional new 99 Cents Only Stores in 2003. The average investment per new store opened in 2002, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $660,000. The Company's cash needs for new store openings are expected to total approximately $37.0 million in 2003 including acquired properties. The Company's total planned expenditures in 2003 for additions to fixtures and leasehold improvements of existing stores as well as for distribution, systems, expansion and replacement will be approximately $10.0 million. The Company believes that its total capital expenditure requirements including new store openings and $23.1 million purchase of the Houston distribution facility will approximate $70.1 million in 2003. The Company intends to fund its liquidity requirements in 2003 out of net cash provided by operations, short-term investments and cash on hand. As previously indicated, the Company announced on February 4, 2003 the purchase of a 741,000 square foot distribution center in Houston, Texas to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23.1 million in cash and is fully racked including a pick to belt conveyor system. It also contains built in refrigerated and frozen storage space. The Company has announced that it plans to open approximately 15 of its planned total 38 new store additions in 2003 in Houston and the surrounding area.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands). This table represents the full year expected payments.

Contractual Obligations       2003     2004     2005     2006     2007    Thereafter   Total
                             -------  -------  -------  -------  -------  ----------  --------
Capital Lease Obligations .  $   169  $   169  $   169  $   169  $   169  $ 1,525     $  2,370
Operating Lease Obligations   22,537   22,200   19,696   16,924   13,143   44,349      138,849
                             -------  -------  -------  -------  -------  ----------  --------
                             $22,706  $22,369  $19,865  $17,093  $13,312  $45,874     $141,219

LEASE COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2018. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations for the three month period ended March 31, 2003 and 2002 were $7.3 million and $5.5 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. Most leases have renewal options ranging from three to ten years.

RISK  FACTORS

INFLATION MAY AFFECT OUR ABILITY TO SELL MERCHANDISE AT THE 99 CENTS PRICE POINT

     Our ability to provide quality merchandise at the 99 Cents price point is subject to certain economic factors, which are beyond our control, including inflation. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on any incremental costs due to price increases or other factors. We believe that we will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 Cents instead of three items for 99 Cents) and by changing our selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require us to abandon our single price point of 99 Cents per item, which could have a material adverse effect on our business and results of operations. See also "We are vulnerable to uncertain economic factors, changes in the minimum wage and worker's compensation" for a discussion of additional risks attendant to inflationary conditions.

WE  DEPEND  ON  NEW  STORE  OPENINGS  FOR  FUTURE  GROWTH

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 2001 and 2002, we opened 26 and 28 99 Cents Only Stores, respectively (25 and 28 stores respectively, net of relocated stores). As of March 28, 2003, we opened three stores and expect to open 35 additional stores during the remainder of 2003 to meet a growth rate of 25%. We also plan to grow retail square footage at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and control or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR  OPERATIONS  ARE  CONCENTRATED  IN  CALIFORNIA

     Currently, all but 20 of our 99 Cents Only Stores are located in California. We operate nine stores in Las Vegas, Nevada and 11 stores in Arizona. We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

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

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 2001 and 2002, we recorded net inventory value of $66.5 million and $83.2 million respectively. At March 31, 2003, we recorded net inventory value of $86.5 million. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur.

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

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS, CHANGES IN THE MINIMUM WAGE AND WORKER'S COMPENSATION

     Our ability to provide quality merchandise at our 99 Cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

- increases in inflation;
- increases in operating costs;
- increases in employee health care costs;
- increases in worker's compensation benefits;
- increases in prevailing wage levels; and
- decreases in consumer confidence levels.

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

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

     We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $1.9 and $2.2 million in each of 2001 and 2002. In addition, one of our directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

WE  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of March 31, 2003, we leased all but 23 of our stores. We own our main warehouse and distribution facility (where our executive offices are located). However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of March 31, 2003, 22,736,242 or 31.9% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

OUR  STOCK  PRICE  COULD  FLUCTUATE  WIDELY

     The market price of our common stock has risen substantially since our initial public offering on May 23, 1996. Trading prices for our common stock could fluctuate significantly due to many factors, including:
-  the depth of the market for our common stock;
- changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
-  variations in our operating results;
- conditions or trends in our industry or industries of any of our significant clients;
-  the conditions of the market generally;
-  additions or departures of key personnel; and
-  future sales of our common stock.

RISKS COULD ARISE DUE TO OUR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT AUDITORS

     You may have no effective remedy against Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2000 and 2001, in connection with a material misstatement or omission in those financial statements, or in connection with any other claim arising from its provision of auditing and other services to us. On June 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets. Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended December 31, 2000 and December 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2003, the Company had $174.6 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At March 31, 2003, the fair value of investments approximated the carrying value.

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

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

PART  II    OTHER  INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
                  None

ITEM 2.    CHANGES IN SECURITIES
                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  None

ITEM 5.    OTHER INFORMATION
                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.     Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1 Certification of Chief Financial Officer pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002.


           b.     Reports on Form 8-K

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   99 CENTS ONLY STORES
Date: May 9, 2003                                  /s/ Andrew A. Farina
                                                   --------------------


                                                   Andrew A. Farina
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                             OF 99 CENTS ONLY STORES

I, David Gold, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 99 Cents Only Stores;

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

Date:  May 9, 2003
By:    /s/  David  Gold
       ----------------
       David  Gold,  Chief  Executive  Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                             OF 99 CENTS ONLY STORES

I, Andrew Farina, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 99 Cents Only Stores;

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

Date:  May 9, 2003
By:   /s/  Andrew  Farina
      -------------------
     Andrew Farina, Chief Financial Officer



                                  EXHIBIT INDEX

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2003.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2003.