Form 10-Q
period 2003-09-30
99 CENTS ONLY STORES
filed 2003-11-05
CIK 1011290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735


                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

            CALIFORNIA
  (State or other Jurisdiction                          95-2411605
of Incorporation or Organization)          (I.R.S. Employer Identification No.)

       4000 UNION PACIFIC AVENUE,
      CITY OF COMMERCE, CALIFORNIA                                    90023
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

     Common  Stock,  No  Par  Value,  72,087,620 Shares as of September 30, 2003

================================================================================

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)
                                   (UNAUDITED)

                                     ASSETS


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2003             2002
                                                                ---------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $        2,054   $       7,985
  Short-term investments . . . . . . . . . . . . . . . . . . .         127,276         146,857
  Accounts receivable, net of allowance for doubtful accounts of $142 and $149 as of September 30, 2003 and December 31,
    2002, respectively . . . . . . . . . . . . . . . . . . . .           2,569           2,753
  Due from shareholder . . . . . . . . . . . . . . . . . . . .           2,179           1,232
  Income taxes receivable. . . . . . . . . . . . . . . . . . .          11,744               -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         106,248          83,176
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,905           2,869
                                                                ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .         255,975         244,872

PROPERTY AND EQUIPMENT, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,536          26,779
  Building and improvements. . . . . . . . . . . . . . . . . .          51,456          29,216
  Leasehold improvements . . . . . . . . . . . . . . . . . . .          90,809          70,887
  Fixtures and equipment . . . . . . . . . . . . . . . . . . .          52,530          42,018
  Transportation equipment . . . . . . . . . . . . . . . . . .           3,339           3,045
  Construction in progress . . . . . . . . . . . . . . . . . .          20,603          14,105
                                                                ---------------  --------------
                                                                       252,273         186,050
  Less accumulated depreciation and amortization . . . . . . .         (75,147)        (58,490)
                                                                ---------------  --------------
                                                                       177,126         127,560

OTHER ASSETS:
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .          19,078          19,078
  Long-term investments in marketable securities . . . . . . .          50,341          37,223
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .             534             446
  Long-term investments in partnerships. . . . . . . . . . . .           4,416           4,565
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,100           6,166
                                                                ---------------  --------------
                                                                        82,469          67,478
                                                                ---------------  --------------
                                                                $      515,570   $     439,910
                                                                ===============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                    (Amounts In Thousands, Except Share Data)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2003           2002
                                                              --------------  -------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .  $       16,811  $      16,946
  Accrued expenses:
    Payroll and payroll-related. . . . . . . . . . . . . . .           3,429          3,652
    Sales tax. . . . . . . . . . . . . . . . . . . . . . . .           3,341          4,329
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .           4,654          2,216
  Workers' compensation. . . . . . . . . . . . . . . . . . .           8,412          7,725
  Income taxes payable . . . . . . . . . . . . . . . . . . .               -          3,518
                                                              --------------  -------------

    Total current liabilities. . . . . . . . . . . . . . . .          36,647         38,386
                                                              --------------  -------------


LONG-TERM LIABILITIES:
  Deferred compensation. . . . . . . . . . . . . . . . . . .           1,780          1,102
  Deferred rent. . . . . . . . . . . . . . . . . . . . . . .           2,400          2,210
  Capitalized lease obligation . . . . . . . . . . . . . . .           1,564          1,597
                                                              --------------  -------------

    Total long-term liabilities. . . . . . . . . . . . . . .           5,744          4,909
                                                              --------------  -------------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . .               -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
    Issued and outstanding-none. . . . . . . . . . . . . . .               -              -
  Common stock, no par value
    Authorized-200,000,000 shares
     Issued and outstanding 71,313,336 at September 30, 2003
      and 70,369,178 at December 31, 2002. . . . . . . . . .         209,168        174,152
  Retained earnings. . . . . . . . . . . . . . . . . . . . .         264,011        222,463
                                                              --------------  -------------
                                                                     473,179        396,615
                                                              --------------  -------------
                                                              $      515,570  $     439,910
                                                              ==============  =============


  The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                              STATEMENTS OF INCOME
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                  (Amounts In Thousands, Except Per Share Data)
                                   (Unaudited)

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 2003       2002       2003       2002
                                               ---------  ---------  ---------  ---------
NET SALES:
  99 Cents Only Stores. . . . . . . . . . . .  $200,567   $160,424   $580,331   $465,507
  Bargain Wholesale . . . . . . . . . . . . .    10,969     11,839     34,660     37,722
                                               ---------  ---------  ---------  ---------
                                                211,536    172,263    614,991    503,229
COST OF SALES . . . . . . . . . . . . . . . .   128,659    103,509    369,913    302,668
                                               ---------  ---------  ---------  ---------
  Gross profit. . . . . . . . . . . . . . . .    82,877     68,754    245,078    200,561
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Selling, general and administrative expenses   58,437     43,577    164,038    126,840
  Depreciation and amortization . . . . . . .     6,317      4,570     16,934     12,769
                                               ---------  ---------  ---------  ---------
                                                 64,754     48,147    180,972    139,609
                                               ---------  ---------  ---------  ---------

  Operating income. . . . . . . . . . . . . .    18,123     20,607     64,106     60,952
OTHER (INCOME) EXPENSE:
  Interest income . . . . . . . . . . . . . .    (1,280)      (775)    (2,649)    (2,398)
  Interest expense. . . . . . . . . . . . . .        31          -         94         48
  Other . . . . . . . . . . . . . . . . . . .      (360)      (360)    (1,080)    (1,080)
                                               ---------  ---------  ---------  ---------
                                                 (1,609)    (1,135)    (3,635)    (3,430)
                                               ---------  ---------  ---------  ---------

  Income before provision for income taxes. .    19,732     21,742     67,741     64,382
PROVISION FOR INCOME TAXES. . . . . . . . . .     7,630      8,487     26,195     25,139
                                               ---------  ---------  ---------  ---------

NET INCOME. . . . . . . . . . . . . . . . . .  $ 12,102   $ 13,255   $ 41,546   $ 39,243
                                               =========  =========  =========  =========

NET EARNINGS PER COMMON SHARE:
  Basic . . . . . . . . . . . . . . . . . . .  $   0.17   $   0.19   $   0.58   $   0.56
  Diluted . . . . . . . . . . . . . . . . . .  $   0.17   $   0.19   $   0.57   $   0.55
SHARES USED IN COMPUTATION OF NET EARNINGS
PER COMMON SHARE
  Basic . . . . . . . . . . . . . . . . . . .    71,929     70,043     71,513     69,830
  Diluted . . . . . . . . . . . . . . . . . .    73,033     71,217     72,306     71,139


  The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Amounts in Thousands)
                                   (Unaudited)


                                                       SEPTEMBER 30,
                                                      2003       2002
                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . .  $ 41,546   $ 39,243
  Adjustment to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . .    16,934     12,769
    Other. . . . . . . . . . . . . . . . . . . . .      (119)       (17)
    Tax benefit from exercise of non-qualified
      employee stock options . . . . . . . . . . .    10,608      3,500
  Changes in assets and liabilities associated with
    operating activities:
    Accounts receivable. . . . . . . . . . . . . .       183        (67)
    Inventories. . . . . . . . . . . . . . . . . .   (23,071)   (17,295)
    Other assets . . . . . . . . . . . . . . . . .    (2,272)      (527)
    Deposits . . . . . . . . . . . . . . . . . . .       (89)         -
    Accounts payable . . . . . . . . . . . . . . .      (135)    (5,393)
    Accrued expenses . . . . . . . . . . . . . . .     1,228      1,518
    Workers' compensation. . . . . . . . . . . . .       687        486
    Income taxes . . . . . . . . . . . . . . . . .   (15,262)    (3,958)
    Deferred rent. . . . . . . . . . . . . . . . .       190         90
    Due from shareholders. . . . . . . . . . . . .      (947)    (1,655)
                                                    ---------  ---------

Net cash provided by operating activities. . . . .    29,481     28,694
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . .   (66,381)   (27,281)
  Sales (purchases) of short-term and long-term
    investments. . . . . . . . . . . . . . . . . .     6,464     (7,023)
  Investments in partnerships. . . . . . . . . . .       129          -
                                                    ---------  ---------

Net cash used in investing activities. . . . . . .   (59,788)   (34,304)
                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation . . . . . .       (32)       (10)
  Proceeds from exercise of stock options. . . . .    24,408      8,680
                                                    ---------  ---------

Net cash provided by financing activities. . . . .    24,376      8,670
                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .    (5,931)     3,060
CASH, beginning of period. . . . . . . . . . . . .     7,985        232
                                                    ---------  ---------

CASH, end of period. . . . . . . . . . . . . . . .  $  2,054   $  3,292
                                                    =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest . . . . . . . . . . . . .  $     93   $     48
                                                    =========  =========

  Cash paid for taxes. . . . . . . . . . . . . . .  $ 25,580   $ 28,857
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

CONCENTRATION  OF  OPERATIONS

     As of September 30, 2003, all but 32 of our 174, 99 Cents Only Stores are located in California. The Company operates 10 stores in Las Vegas, Nevada, 12 stores in Arizona and 10 stores in Houston, Texas. The Company expects that it will continue to open additional stores in California as well as in Nevada, Arizona and Texas. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in these regions.

2.  EARNINGS  PER  COMMON  SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2003 and 2002 follows:

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                              ------------------  -------------------
                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                              ------------------  -------------------
                                                2003      2002      2003     2002
                                              --------  --------  --------  --------
Weighted average number of common shares
  outstanding-Basic. . . . . . . . . . . . .    71,929    70,043    71,513    69,830
Dilutive effect of outstanding stock options     1,104     1,174       793     1,309
                                              --------  --------  --------  --------
Weighted average number of common shares
  outstanding-Diluted. . . . . . . . . . . .    73,033    71,217    72,306    71,139
                                              ========  ========  ========  ========

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

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123, had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three and nine month periods ended September 30, 2003 and 2002:

                (Amounts in thousands, except for per share data)

                                3 MONTHS    3 MONTHS    9 MONTHS    9 MONTHS
                                 ENDED       ENDED       ENDED       ENDED
                               SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                  30,         30,         30,         30,
                                  2003        2002        2003        2002
                               ----------  ----------  ----------  ----------
Net income, as reported        $   12,102  $   13,255  $   41,546  $   39,243
Compensation expense reported           -           -           -           -
Additional compensation
expense                             2,578       2,360       6,548       5,924
Pro forma net income           $    9,524  $   10,895  $   34,998  $   33,319
                               ==========  ==========  ==========  ==========
Earnings per share:
Basic-as reported              $     0.17  $     0.19  $     0.58  $     0.56
Basic-pro forma                $     0.13  $     0.16  $     0.49  $     0.48
Diluted-as reported            $     0.17  $     0.19  $     0.57  $     0.55
Diluted-pro forma              $     0.13  $     0.15  $     0.48  $     0.47

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                  3 MONTHS    3 MONTHS    9 MONTHS    9 MONTHS
                                   ENDED       ENDED       ENDED       ENDED
                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                    30,         30,         30,         30,
                                    2003        2002        2003        2002
                                 ----------  ----------  ----------  ----------
Risk free interest rate               3.94%       1.90%       3.94%       1.90%
Expected life                     10 Years    10 Years    10 Years    10 Years
Expected stock price volatility       50.2%       51.0%       50.2%       51.0%
Expected dividend yield               None        None        None        None

3.  SHORT-TERM  INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of September 30, 2003 and December 31, 2002, the fair value of investments approximated the carrying values and were invested as follows (amounts in thousands):

                                  (UNAUDITED)
                                   MATURITY                          MATURITY
                                   --------                          --------

                       SEPTEMBER   WITHIN 1   1 YEAR OR   DEC. 31,   WITHIN 1   1 YEAR OR
                       ----------  ---------  ----------  ---------  ---------  ----------
                        30, 2003     YEAR        MORE       2002       YEAR        MORE
                       ----------  ---------  ----------  ---------  ---------  ----------
Municipal & Federal
Bonds . . . . . . . .  $  130,753  $  95,077  $   35,676  $ 119,798  $  99,180  $   20,618
Corporate Securities.      39,776     25,111      14,665     40,373     40,373           -
Commercial Paper. . .       7,088      7,088           -     23,909      7,304      16,605
                       ----------  ---------  ----------  ---------  ---------  ----------
                       $  177,617  $ 127,276  $   50,341  $ 184,080  $ 146,857  $   37,223
                       ==========  =========  ==========  =========  =========  ==========


4.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, (Consolidation of Variable Interest Entities) (FIN 46). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity's activities or that is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For entities created on or prior to January 31, 2003, the consolidation requirements apply in the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect that adoption of FIN 46 will have a material impact on the Company's results of operations, financial position or cash flows. The Company's variable interest entities consist of its long-term investments in two partnerships formed for the purpose of acquiring two 99 Cents Only Stores locations in California.

     In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires certain financial instruments to be classified as liabilities, which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter. The adoption of this statement did not have an impact on the Company's results of operations, financial position or cash flows.

5.  RELATED-PARTY  TRANSACTIONS

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. ("Universal"), to a Company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also the Chief Executive Officer and a director. Subsequent to December 31, 2002, Universal ceased operations and closed its business. It is expected that Universal will terminate its service agreement and lease arrangement with 99 Cents Only Stores some time before the end of 2003. For each of the three-month periods ended September 30, 2003 and 2002, the Company recorded $0.4 million in management fee income under the service agreement and $0.4 million in rental income under the lease agreement. In the first nine months of 2003 and 2002, the Company recorded $1.2 million in management fee income under the service agreement and $1.1 million in rental income under the lease agreement. In connection with these fees and lease payments the Company has amounts due from shareholder of $2,179,000 at September 30, 2003 and $1,232,000 at December 31, 2002.

6.  OPERATING  SEGMENTS

     The Company has two business segments, retail operations and wholesale distribution. The retail segment includes 99 Cents Only Stores retail stores. The majority of the product offerings include recognized brand-name consumable merchandise, regularly available for reorder. Bargain Wholesale sells the same merchandise at prices generally below normal wholesale levels to local, regional and national distributors, exporters, and other retailers.

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

     At September 30, 2003, the Company had no customers representing more than 4.5% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three and nine month periods ended September 30, 2003 and 2002 follows (amounts in thousands):

THREE MONTHS ENDED SEPTEMBER 30
                                  RETAIL   WHOLESALE    TOTAL
                                 --------  ----------  --------

2003
----
Net sales . . . . . . . . . . .  $200,567  $   10,969  $211,536
Gross margin. . . . . . . . . .    80,699       2,178    82,877

2002
----
Net sales . . . . . . . . . . .  $160,424  $   11,839  $172,263
Gross margin. . . . . . . . . .    66,324       2,430    68,754

NINE MONTHS ENDED SEPTEMBER 30
                                  RETAIL   WHOLESALE    TOTAL
                                 --------  ----------  --------

2003
----
Net sales . . . . . . . . . . .  $580,331  $   34,660  $614,991
Gross margin. . . . . . . . . .   238,219       6,859   245,078

2002
----
Net sales . . . . . . . . . . .  $465,507  $   37,722  $503,229
Gross margin. . . . . . . . . .   192,961       7,600   200,561



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

     99 Cents Only Stores has increased its net sales, operating income and income from continuing operations in each of the last five years. In 2002, it had net sales of $713.9 million, operating income of $90.5 million and income from continuing operations of $59.0 million, representing a 23.5%, 22.4% and 21.7% increase over 2001, respectively. From 1998 through 2002, the Company had a compound annual growth rate in net sales, operating income and income from continuing operations of 25.3%, 23.7% and 25.5%, respectively. In the three months ended September 30, 2003, the Company's net sales increased by 22.8% compared to the same period in 2002. Operating income in this same period decreased by 12.1%. The Company, however, expects full year 2003 operating income to increase for the sixth straight year. During the three years in the period ended December 31, 2002, average net sales per estimated saleable square foot (computed on 99 Cents Only Stores open for a full year) declined from $319 per square foot to $309 per square foot. This trend reflects the Company's determination to target larger locations for new store development. As of September 30, 2003 existing stores average approximately 21,505 gross square feet. The Company currently targets new store locations between 18,000 and 28,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income.

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

     The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

INVESTMENTS: The Company records its investments, which are comprised primarily of investment grade federal and municipal bonds and commercial paper, at cost and generally holds these investments to maturity. Any premium or discount recognized in connection with the purchase of an investment is amortized over the term of the investment. The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115 as trading securities.

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

UNIVERSAL  INTERNATIONAL  (DISCONTINUED  OPERATIONS)

     In conjunction with a sale of Universal in 2000, the Company established a service agreement and lease agreement with certain shareholders. At each of the three months period ended September 30, 2003 and 2002, the Company recorded $0.4 million in management fees under the service agreement and $0.4 million in lease payments under the lease agreement. In 2002, the Company received $1.5 million in management fees income under the service agreement from Universal and $1.4 million in rental income under the lease agreement. In the first nine months of 2003 and 2002, the Company recorded $1.2 million in management fee income under the service agreement and $1.1 million in rental income under the lease agreement. Resolution of Universal post closing business issues has required the extension of the service agreement and lease arrangement with 99 Cents Only Stores. It is expected that Universal will terminate its service agreement with 99 Cents Only Stores sometime before the end of 2003.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES: Net sales increased $39.2 million, or 22.8%, to $211.5 million in the 2003 period from $172.3 million in the 2002 period. Retail sales increased $40.2 million to $200.6 million in the 2003 period from $160.4 million in the 2002 period. The retail net sales increase was primarily attributable to the net effect of twenty three new stores opened in the first nine months of 2003, the full quarter effect of 28 net new stores opened in 2002 and the 4.95% increase in same store sales. Bargain Wholesale net sales were $11.0 million in the 2003 period and were $11.8 million in the three months ended September 30, 2002. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional customers.

GROSS PROFIT: Gross profit increased approximately $14.1 million, or 20.5%, to $82.9 million in the 2003 period from $68.8 million in the 2002 period. The increase in gross profit dollars was primarily due to higher net retail sales. Gross margin percentage was 39.2% in 2003 and 39.9% in 2002. This variation in the gross margin percentage was due to growth in the percentage of grocery related products carried in our stores, which on average have a slightly lower margin than the average percentage of all products including non-grocery items. The growth in the grocery products was primarily due to the expansion of the frozen and deli departments in the Company's existing stores.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $16.7 million, or 34.5%, to $64.8 million in the 2003 period from $48.1 million in the 2002 period. As a percentage of net sales, total SG&A increased to 30.6% from 28.0% in 2002. This increase is primarily related to the additional costs associated with the start up and entry into the Houston, Texas market. Additional costs include the cost of start up and running of the Texas distribution center as well as initial costs for the start up of the new Texas retail stores, including depreciation expense, insurance, property taxes freight, utilities, training and re-location of workers and labor costs. Other cost increases included distribution costs attributable to stores outside the Southern California region.

OPERATING INCOME: As a result of the items discussed above, operating income was $18.1 million in 2003, a decrease of $2.5 million, or 12.1%. Operating margin was 8.6% in 2003 versus 12.0% in 2002.

OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. Interest income was $1.3 million in 2003 and $0.8 million in 2002. Investment income increased due to net higher interest yield achieved by slightly extending general maturities beyond a year. The Company had no bank debt during the three months ended September 30, 2003 and 2002. The Company's short-term and long-term investments are comprised primarily of investment grade securities. The Company generally holds investments until maturity. Also included in 2003 and 2002 is $0.4 million and $0.4 million, respectively, of income under a lease agreement with Universal International, Inc., for a distribution facility.

PROVISION FOR INCOME TAXES: The provision for income taxes was $7.6 million in the 2003 period compared to $8.5 million in 2002. The effective rate of the provision for income taxes was approximately 38.7% in 2003 and 39.0% 2002. The reduction in the effective rate for 2003 reflects a benefit for tax credits, non-taxable interest and a lower combined state tax rate.

NET INCOME: As a result of the items discussed above, net income decreased $1.2 million to $12.1 million in 2003 from $13.3 million in the 2002 period. Net income as a percentage of sales was 5.7% in 2003 and 7.7% in 2002.


RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES: Net sales increased $111.8 million, or 22.2%, to $615.0 million in the 2003 period from $503.2 million in the 2002 period. Retail sales increased $114.8 million to $580.3 million in the 2003 period from $465.5 million in the 2002 period. The retail net sales increase was primarily attributable to the net effect of twenty three new stores opened in the first nine months of 2003, the full nine months effect of 28 net new stores opened in 2002 and the 6.4% increase in same store sales. Bargain Wholesale net sales were $34.7 million in the 2003 period and were $37.7 million in the nine months ended September 30, 2002. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional customers.

GROSS PROFIT: Gross profit increased approximately $44.5 million, or 22.2%, to $245.1 million in the 2003 period from $200.6 million in the 2002 period. The increase in gross profit was primarily due to higher net retail sales. Overall gross profit margin was 39.9% in 2003 versus 39.8% in 2002. Gross margin percent on retail sales 41.1% versus 41.5% and was lower due to product mix and cost variations in grocery related products which on average carry a slightly lower margin than the average.

SELLING, GENERAL AND ADMINISTRATIVE: SG&A increased by $41.4 million, or 29.6%, to $181.0 million in the 2003 period from $139.6 million in the 2002 period. As a percentage of net sales, total SG&A increased to 29.4% from 27.7% in 2002. This increase is primarily related to the additional costs associated with the start up of the Company's new distribution center in Houston, Texas, costs associated with the new stores in Texas, and increases in depreciation, freight and California workers' compensation costs.

OPERATING INCOME: As a result of the items discussed above, operating income was $64.1 million in 2003, an increase of $3.1 million, or 5.2%. Operating margin was 10.4% in 2003 versus 12.1% in 2002.

OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. Interest income was $2.6 million in 2003 and $2.4 million in 2002. Interest income increased as result of overall yield achieved on bonds with slightly longer maturities. The Company had no bank debt during the nine months ended September 30, 2003 or 2002. At September 30, 2003, the Company held $127.3 million in short-term investments and $50.3 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade securities. The Company generally holds investments until maturity. Also included in 2003 and 2002 is $1.1 million and $1.1 million, respectively, of rental income under a lease agreement with Universal International, Inc., for a distribution facility.


PROVISION FOR INCOME TAXES: The provision for income taxes was $26.2 million in the 2003 period compared to $25.1 million in 2002. The effective rate of the provision for income taxes was approximately 38.7% in 2003 and 39.1% in 2002. The reduction in the effective rate for 2003 reflects a benefit for tax credits, non-taxable interest and a lower combined state tax rate.

NET INCOME: As a result of the items discussed above, net income increased $2.3 million to $41.5 million in 2003 from $39.2 million in the 2002 period. Net income as a percentage of sales was 6.8% in 2003 and 7.8% in 2002.

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

     Net cash provided by operations during the first nine months of 2003 and 2002 was $29.5 and $28.7 million, respectively, consisting primarily of $69.0 million and $55.5 million of net income adjusted for non-cash and working capital items. During the first nine months of 2003 and 2002, the Company used $38.5 million and $26.8 million, respectively, in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $23.1 million and $17.3 million in the first nine months of 2003 and 2002, respectively.

     Net cash used in investing activities during the first nine months of 2003 and 2002 was $59.8 and $34.3 million. Net cash used in investing activities represents the following: In the first nine months of 2003, the Company used $66.4 million for the purchase of property and equipment (including $23.1 million used for the purchase of a new distribution center in Houston, Texas), offset by the net redemption of $6.5 million of marketable securities. In the first nine months of 2002, the Company used $27.3 million for the purchase of property and equipment and used $7.0 million for the purchase of marketable securities.

     Net cash provided by financing activities during the first nine months of 2003 and 2002 was $24.4 million and $8.7 million, respectively, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank. The Company had previously maintained a cash deposit of approximately $5.1 million for self-insured workers' compensation in California. This deposit restriction was removed in August 2003 pursuant to California Department of Industrial Relations Self-Insurance Plans regulations and was transferred to the Company's investment accounts.

     The Company opened 23 stores in the first nine months of 2003 and plans to open 15 additional new 99 Cents Only Stores in the remaining three months of 2003. The average investment per new store opened including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $865,000. The Company's cash needs for new store openings are expected to total approximately $37.0 million in 2003 including acquired properties. The Company's total planned expenditures in 2003 for additions to fixtures and leasehold improvements of existing stores as well as for distribution, systems, expansion and replacement will be approximately $10.0 million. The Company believes that its total capital expenditure requirements including new store openings, and the $23.1 million purchase of the Houston distribution facility, will approximate $81.0 million in 2003. The Company intends to fund its liquidity requirements in 2003 out of net cash provided by operations, short-term investments and cash on hand. As previously indicated, the Company purchased a 741,000 square foot distribution center in Houston, Texas to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23.1 million in cash and is fully racked including a pick to belt conveyor system. As of September 30, 2003 the Company had 10 stores open in Houston and the surrounding areas, and plans to open 7 more by the end of the year. The Company's strategy for the expansion of its operations in Texas is expected to incorporate the distribution and retail concepts applied in its operations in California, Nevada and Arizona.


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands). This table represents the full year expected payments.

Contractual Obligations   2003     2004     2005     2006     2007    Thereafter    Total
                         -------  -------  -------  -------  -------  -----------  --------
Capital Lease
Obligations . . . . . .  $   169  $   169  $   169  $   169  $   169  $     1,525  $  2,370
Operating Lease
Obligations . . . . . .   23,318   25,094   22,598   19,826   16,044       55,589   162,469
                         -------  -------  -------  -------  -------  -----------  --------
                         $23,487  $25,263  $22,767  $19,995  $16,213  $    57,114  $164,839
                         =======  =======  =======  =======  =======  ===========  ========

LEASE  COMMITMENTS
     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2019. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations for the three months period ended September 30, 2003 and 2002 were $8.3 million and $6.1 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. Most leases have renewal options ranging from three to ten years.

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

WE DEPEND ON NEW STORE OPENINGS FOR FUTURE GROWTH

     Our operating results depend largely on our ability to open and operate new stores successfully and to manage a larger business profitably. In 2001 and 2002, we opened 26 and 28 99 Cents Only Stores, respectively (25 and 28 stores, respectively, net of relocated stores). As of September 30, 2003, we opened 23 stores and expect to open 15 additional stores during the remainder of 2003 to meet a growth rate of 25%. We also plan to grow retail square footage at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and controls or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

OUR  OPERATIONS  ARE  CONCENTRATED  IN  CALIFORNIA

     Currently, all but 32 of our 174, 99 Cents Only Stores are located in California. We operate ten stores in Las Vegas, Nevada, twelve stores in Arizona and ten stores in Houston, Texas. We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

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

WE DEPEND UPON OUR RELATIONSHIPS WITH OUR SUPPLIERS AND THE AVAILABILITY OF CLOSE-OUT AND SPECIAL-SITUATION MERCHANDISE

     Our success depends in large part on our ability to locate and purchase quality close-out and special-situation merchandise at attractive prices. This helps us maintain a mix of name-brand and other merchandise at the 99 Cents price point. We cannot be certain that such merchandise will continue to be available in the future at a price that will be consistent with historical costs. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth. Additionally, our suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from our inventory. Although we believe our relationships with our suppliers are good, we do not have long-term agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. We compete for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals. Although we do not depend on any single supplier or group of suppliers and believe we can successfully compete in seeking out new suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 2001 and 2002, we recorded net inventory value of $66.5 million and $83.2 million, respectively. At September 30, 2003, we recorded net inventory value of $106.2 million. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales continue to expand in importance and become a larger percentage of total sales in the future.

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

WE  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of September 30, 2003, we leased all but 24 of our stores and own two distribution facilities. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our Southern California warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of September 30, 2003, 22,736,242 or 31.9% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

RISKS COULD ARISE DUE TO OUR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT AUDITORS

     There may be no effective remedy against Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2000 and 2001, in connection with a material misstatement or omission in those financial statements, or in connection with any other claim arising from its provision of auditing and other services to us. On September 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets. Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the years ended December 31, 2000 and December 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2003, the Company had $177.6 million in marketable securities maturing at various dates through February 2004. The Company's investments are comprised primarily of investment grade securities. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At September 30, 2003, the fair value of investments approximated the carrying value.

ITEM  4.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including David Gold (Chief Executive Officer) and Andrew Farina (Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, Mr. Gold and Mr. Farina concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission.

CHANGES  IN  INTERNAL  CONTROLS  OVER  FINANCIAL  REPORTING

     There have been no material changes in the Company's internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2003.

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

               31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


          b.   Reports on Form 8-K
               Current Report on Form 8-K filed on July 11, 2003; Item 9 was reported
               Current Report on Form 8-K filed on July 22, 2003; Item 9 was reported

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   99  CENTS  ONLY  STORES
Date:  November 4, 2003                            /s/  Andrew  A.  Farina
                                                   -----------------------

                                                   Andrew  A.  Farina
                                                   Chief  Financial  Officer
                                                   (Duly  Authorized  Officer)

                                  EXHIBIT INDEX


31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2003.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2003.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2003.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2003.