Form 10-K
period 2003-12-31
99 CENTS ONLY STORES
filed 2004-03-15
CIK 1011290

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

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11735

                              99 CENTS ONLY STORES

             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                  95-2411605

  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2003 was $2,447,473,692 based on a $34.32 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

  Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
       Common Stock, No Par Value, 72,426,655 Shares as of March 12, 2004

     Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for the 2004 Annual Shareholders meeting.

================================================================================

                                           TABLE OF CONTENTS


                                                Part I                                               Page
                                                                                                     ----
Item 1.   Business                                                                                      3
Item 2.   Properties                                                                                    9
Item 3.   Legal Proceedings                                                                             9
Item 4.   Submission of Matters to a Vote of Security Holders                                          10

                                                Part II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters                         11
Item 6.   Selected Financial Data                                                                      11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations        14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                   22
Item 8.   Financial Statements and Supplementary Data                                                  23
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         38
Item 9A.  Controls and Procedures                                                                      39

                                                Part III

Item 10.  Directors and Executive Officers of the Registrant                                           39
Item 11.  Executive Compensation                                                                       39
Item 12.  Security Ownership of Certain Beneficial Owners and Management                               39
Item 13.  Certain Relationships and Related Transactions                                               39
Item 14.  Principal Accountant Fees and Services                                                       39

                                                Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                              40

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores (the " Company"), its directors or officers with respect to, among other things (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section - "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including but not limited to those discussed in the subsection titled "Risk Factors"). The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM  1.  BUSINESS

     99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand and consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. In 2003, a majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder. As of March 12, 2004, the Company operated 194 retail stores with 150 in California, 19 in Texas, 15 in Arizona and 10 in Nevada. These stores have an average size of approximately 21,500 square feet. The Company's 99 Cents Only Stores generated average net sales per estimated saleable square foot of $308, which the Company believes is among the highest in the deep-discount convenience store industry, and average net sales per store of $4.9 million for stores open the full year in 2003.

     The Company opened its first 99 Cents Only Store in 1982 and believes that it operates the nation's oldest existing single price point general merchandise chain. The Company competes in the deep-discount industry, which it believes is one of the fastest growing retail sectors in the United States. In line with the Company's business strategy, the Company has significantly increased the rate of store expansion over the last eight fiscal years. The Company expanded its 99 Cents Only Stores from 36 stores and 332,100 estimated saleable square feet at December 31, 1995 to 189 stores and 3,190,528 estimated saleable square feet at December 31, 2003, representing a compound annual growth rate ("CAGR") of 23% and 33%, respectively. Historically, the Company's 99 Cents Only Stores have been profitable within their first year of operation. Through March 12, 2004, the Company had opened 6 new stores and closed one store. It also plans to open an additional 42 new stores during the remainder of the year. The Company plans to continue its store square footage expansion in 2004 at a targeted growth rate of 25% per year. The Company estimates that the California, Texas, Arizona and Nevada markets have the potential for over 425, 99 Cents Only Stores. The Company intends to continue to expand in California, Texas, Arizona and Nevada in 2004 and 2005. See "Growth Strategy" for further discussion of geographic expansion plans.

     The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Bargain Wholesale represented 5.3% of the Company's net sales in 2003.

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

     Focus on "Name-Brand" Consumables. The Company strives to exceed its customers' expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 cents. During 2003, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive, Eveready Battery, General Electric, General Mills, Gerber Products, Hershey Foods, Johnson & Johnson, Kellogg's, Kraft, Mattel, Mead, Nabisco, Nestle,
Procter  &  Gamble,  Revlon,  SmithKline  Beecham  and  Unilever.

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

     Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's Bargain Wholesale division were $46.0 million in 2003. The growth strategy for Bargain Wholesale is to focus on large domestic and international accounts and expansion into new geographic markets. The Company maintains showrooms in New York City and Chicago to support its Bargain Wholesale operation, which is based in Los Angeles.

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

     Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store), regional shopping centers or downtown central business districts where the Company believes consumers are more likely to do their regular household shopping. The Company's 194 existing 99 Cents Only Stores, average approximately 21,450 gross square feet. From January 1, 1999 through December 31, 2003, the Company has opened 130 new stores with an average of approximately 23,500 gross square feet and currently targets new store locations between 18,000 and 28,000 gross square feet. The Company's larger 99 Cents Only Stores allow a more effective display of a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that the Company believes encourages customers to shop longer and buy more. The Company's decision to target larger stores is based in part on the higher average annual net sales per store and operating income typically achieved by these stores. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

     Experienced Management Team and Depth of Employee Option Grants. 99 Cents Only Stores' management team has many years of retail experience and has demonstrated its skills through a proven track record of financial performance. The Company's management strongly believes that employee ownership of the Company's stock helps build employee pride in the stores, which significantly contributes to the success of the Company and its operations. Accordingly, all members of the Company's management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff
Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and almost all employees with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 2003, the Company's employees held options to purchase an aggregate of 4,428,672 shares, or 6.1% of the shares of Common Stock on a fully diluted basis.

GROWTH  STRATEGY

     Management believes that future growth will primarily result from new store openings facilitated by the following:

     Growth in Existing Territories. As of March 12, 2004 the Company has 194 99 Cents Only Stores. There are 150 stores located in California, 19 in Texas, and 15 in Arizona and 10 in Nevada. By continuing to develop store growth in its current markets, the Company believes it can leverage its brand awareness in these regions and take advantage of its existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies. The Company plans to open 48 new 99 Cents Only Stores in 2004. Of the 48 planned new stores, approximately 15 new stores will be located in California, 26 in Texas, six in Arizona and one in Nevada. The Company had opened 6 new stores and closed one California store through March 12, 2004. Three stores were in California, 2 were in Texas and one was in Arizona. The Company plans to continue its store square footage expansion in 2004 at a targeted rate of 25% per year. The Company estimates that the markets in California, Texas, Arizona and Nevada have the potential for over 425 99 Cents Only Stores.

     Continued Expansion into Texas. On February 4, 2003 the Company announced the purchase of a 741,000 square foot modern distribution center in the Houston area, to service its store expansion in Texas, started in mid 2003. The distribution facility was acquired for $23 million cash and came fully racked including an automated pick to belt conveyor system. It also contained refrigerated and frozen storage space. The Company installed the "High Jump" supply chain management system in this warehouse and opened the first stores in Houston Texas on June 19, 2003. As of March 12, 2004, the Company had opened 18 new stores in the Houston area and one in Dallas. The Texas stores average 21,400 sellable square feet, which is similar in size to new stores opened in Northern California. Since January 1999 new stores opened average 18,500 salable square feet. The Company believes Texas has the potential for over 150 stores. The Company plans to add approximately 26 new stores in Texas in 2004.

     Portable Format Facilitates Geographic Expansion. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. In November 1999, the Company opened its first 99 Cents Only Stores outside the state of California in Las Vegas, Nevada and now has a total of 10 stores in Nevada, 15 in Arizona and 19 in Texas.

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

     The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Stores operations (dollar amounts in thousands, except sales per square foot):

                                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                                   1999         2000         2001         2002         2003
                                                             -----------  -----------  -----------  -----------  -----------

99 Cents Only Stores net retail sales                        $  312,306   $  402,071   $  522,019   $  663,983   $  816,348
99 Cents Only Stores annual net sales growth rate                  30.7%        28.7%        29.8%        27.2%        22.9%
99 Cents Only Stores store count at beginning of year                64           78           98          123          151
New stores                                                           18           20           26           28           38
Stores closed                                                       4(a)           -          1(a)           -            -
                                                             -----------  -----------  -----------  -----------  -----------
Total store count at year-end                                        78           98          123          151          189
Average 99 Cents Only Stores net sales per store open the
full year(b)                                                 $    4,433   $    4,487   $    4,647   $    4,750   $    4,906
Estimated saleable square footage at year-end for 99 Cents
Only Stores                                                   1,102,369    1,424,280    1,892,949    2,428,681    3,190,528
Average net sales per estimated saleable square foot(b)      $      332   $      318   $      319   $      309   $      308
Change in comparable 99 Cents Only Stores net sales                 6.1%         2.0%         5.9%         3.2%         5.4%

(a)  Stores closed due to relocation to a larger nearby site.

(b)  For stores open for the entire fiscal year.

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

     Store Size, Layout and Locations. As of March 12, 2004, the Company had 194, 99 Cents Only Stores averaging approximately 21,500 gross square feet. Since January 1, 1999, the Company has opened 130 new stores that average 23,500 gross square feet and currently targets new store locations between 18,000 and 28,000 gross square feet. The Company's larger 99 Cents Only Stores allow it to more effectively display a wider assortment of merchandise, carry deeper stock positions and provide customers with a more, what management believes, inviting and convenient environment that encourages customers to shop longer and buy more. The Company's decision to target larger stores is based in part on higher average annual store revenues typically achieved by these stores.

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

     As of December 31, 2003 the Company leased 159 of its 189, 99 Cents Only Stores retail locations and owned 30 store locations. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2 Properties." The Company identifies potential sites through a network of contacts within the brokerage and real estate communities, information provided by vendors, customers and employees and through other efforts of the Company's real estate department. Except for 10 relocations to larger stores, and one store closed due to a fire and one other store closed due to eminent domain, the Company has never closed any of its 99 Cents Only Stores.

     Store Management. The Company employs 32 district managers and three regional managers responsible for store operations. The regional managers report to the Company's vice president of retail operations. Each district manager is responsible for up to seven stores with the store managers reporting to district managers. Also, reporting to each district manager is one merchandising supervisor. Typically the Company's stores are staffed with a manager and two or three assistant managers. Store managers and assistant managers train store employees and implement Company policy. District managers visit each store in their district periodically and focus ensuring store management is properly implementing the Company's policies, operations and merchandising philosophy. District managers also help train store management. Additionally the Vice President of retail store administration supervises a group of manager trainers as well as a management training school located at the Company's corporate offices.

     Advertising. Advertising expenditures were $3.4 million, $3.1 million and $3.8 million for 2001, 2002 and 2003, respectively, or 0.6%, 0.4% and 0.4% of net sales, respectively. The Company manages its advertising without the assistance of an outside agency. The Company allocates the majority of its advertising budget to newspaper and radio advertising. The Company's advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company minimizes its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility and efficient signage. Because of the Company's distinctive grand opening promotional campaign, which includes the sale of nine televisions for 99 cents each, grand openings often attract long lines of customers and receive media coverage. The Company believes that one of its biggest challenges is attracting affluent customers to shop its stores. The Company occasionally uses a direct mail campaign for new customers who own homes in more upscale neighborhoods.

BARGAIN  WHOLESALE

     Bargain Wholesale conducts its wholesale operations through its 15,000 square foot product showroom located at the Company's warehouse and distribution facility. The Company's showrooms in New York and Chicago also continue to support Bargain Wholesale's operations. In 2003, Bargain Wholesale sold merchandise to other wholesalers, small local retailers, large regional and national retailers and exporters. During

2003, no single customer accounted for more than 4.0% of Bargain Wholesale's net sales. The Company advertises its wholesale operations primarily through direct mail. The Company plans to expand its wholesale operations by focusing on the needs of large domestic and international accounts, expansion into new geographic markets, increasing its marketing and promotional programs, increasing the number of trade shows at which it exhibits, focusing on its showrooms in Chicago and New York City, enhancing customer service and aggressively contacting its customers on a more frequent basis through telephone, facsimile and mail.

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

     Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional net sales with relatively small incremental increases in operating expenses contributing to strong overall margins for the Company. Bargain Wholesale also allows the Company to purchase goods which it would not otherwise purchase for distribution through its 99 Cents Only Stores and provides the Company with a channel by which it may distribute merchandise at prices other than 99 cents. In 2004, the Company plans to open a showroom in its Katy, Texas distribution center.

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

     The Company has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 2.3% of the Company's total purchases in 2003. During 2003, the Company purchased merchandise from more than 999 suppliers, including Colgate-Palmolive, Dial, Eveready Battery, General Electric, General Mills, Gerber Products, Hershey Foods, Johnson & Johnson, Kellogg's, Kraft, Mattel, Mead, Nabisco, Nestle, Pfizer, Procter & Gamble, Revlon, and SmithKline Beecham and Unilever. Many of these companies have been supplying products to the Company in excess of twenty years.

     A significant portion of the merchandise purchased by the Company in 2003 was close-out or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company's retail and wholesale distribution channels. The sale of closeout or special-situation merchandise develops in response to the need of manufacturers, wholesalers and others to distribute merchandise outside their normal channels. The Company's buyers search continuously for close-out opportunities. The Company's experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that often offer some or all of their close-out merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company's (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) reputation for prompt payment, (vi) commitment to honor all issued purchase orders and (vii) willingness to purchase goods close to a target season or out of season. The Company believes the relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item.

     In 2003, re-orderable merchandise accounted for a majority of the Company's purchases. The Company's strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs, which allows the Company to make purchases in large volumes.

     The Company is continuously developing new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also has an in-house import operation, which primarily purchases re-orderable merchandise. The Company imports products from various European, South American and Asian countries. Merchandise directly imported by the Company accounted for approximately 2.3% of total merchandise purchased in 2003. The Company primarily imports merchandise in product categories which the Company believes are not brand sensitive to consumers, such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware.

WAREHOUSING  AND  DISTRIBUTION

     The Company owns an 880,000 square foot, single level warehouse and distribution facility located on approximately 23 acres in the City of Commerce, California. The Company's headquarters are located in this facility. The Company also leases an additional 180,000 square foot of warehouse storage space almost adjacent to its main distribution facility. In 2003, the Company purchased two additional distributions centers. (i) on January 28, 2003 the Company completed its purchase of a 741,000 square foot distribution center in the Houston, Texas area, to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23 million in cash and contains built in refrigerated and frozen storage space. (ii) on December 31, 2003, the Company completed the purchase of a 66,000 square foot deli & frozen distribution center in the City of Commerce. The facility was acquired for $8.4 million in cash. Most of the Company's merchandise is shipped by truck directly from manufacturers and other suppliers to the Company's warehousing and distribution facilities. The Company maintains a fleet of vehicles, which are used to deliver merchandise to many of its Southern California stores (both by Company employed truck drivers and contract employees). Full truck deliveries are made from its distribution center to each store typically three or more times a week. Product is delivered to a store the day after the store places a scheduled order. The Company utilizes its internal fleet and outside carriers and contracted or owner operated truck drivers by a combination of filling outbound trucks to capacity and instituting a backhaul program whenever possible. The Company also uses outside carriers to pick up shipments at local ports and rail yards. The size of the Company's distribution centers and warehouses allows storage of bulk one-time close-out purchases and seasonal or holiday items without incurring additional costs. The Company also uses common carriers to deliver to all stores outside of Southern California including its stores in Texas, Arizona and Nevada. The Company believes that its current warehouse and distribution facilities will be able to support distribution to approximately 225 stores within an approximate 500 mile radius. There can be no assurance that the Company's existing warehouses will provide adequate storage space for the Company's long-term storage needs.

INFORMATION  SYSTEMS

     In 2003, the Company completed the installation of Highjump's "Warehouse Advantage" Warehouse Management System in its Katy, Texas Distribution Center. The Highjump system utilizes radio frequency technology including Voice Directed Picking from Voxware, which increases picking accuracy and delivers real time inventory to the Company's Unix based Inventory system. The Company plans to begin installation of the Highjump Warehouse Management System in its Commerce facility in 2004. The Company operates financial, accounting, human resource and payroll system using Lawson Software's Financial and Human Resource Suites on an INFORMIX database running on an IBM UNIX operating system. The Company also operates a separate IBM UNIX based inventory control system developed in house. The Company's proprietary store ordering system, which utilizes radio frequency hand held scanning devices in each store, was upgraded in 2003. This system also has improved the overall order processing turn around time as well as the inventory availability in the stores and is processed using a back office PC system at each retail location. The Company utilizes a Wide Area Network (WAN) for voice and data communications among the stores, the warehouse and the administrative functions. The Company's Point of Sale System (POS) continued to be upgraded in 2003 as well. The system has expedited the customer check out process and provided product category sales data necessary to better service the Company's customers by improving the information about the in-stock inventory at the individual store level. The Company's information systems staffing consists of 21 employees. The Company believes that its management information systems and inventory control systems along with future initiatives to upgrade warehouse management systems will be adequate to support the Company's current needs. The Company intends to continue to enhance its systems to support its future planned store growth and to take advantage of new proven technology.

COMPETITION

     The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. Industry competitors for acquiring close-out merchandise also include a large number of privately held companies and individuals. In some instances these competitors are also customers of the Company's Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other deep-discount retailers, for the purchase of quality close-out and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company's ability to compete will depend on many factors including the success of its purchase and resale of such merchandise at lower prices than the competition. The Company may face intense competition in the future from new entrants in the deep-discount retail industry, among others, that could have an adverse effect on the Company's business and results of operations.

EMPLOYEES

     At December 31, 2003, the Company had 7,620 employees: 6,828 in its retail operation, 554 in its warehouse and distribution facility, 224 in its corporate offices and 14 in its Bargain Wholesale division. None of the Company's employees is party to a collective bargaining agreement (although the truck drivers in the Company's main California warehouse (approximately 56 employees) recently elected to be represented by a union). The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, employee discount purchase plan, 401(k) benefits to its full time employees and an executive deferred compensation plan. All members of management (other than David Gold, the Company's Chief Executive Officer, Howard Gold, Senior Vice President of Distribution, Jeff Gold, Senior Vice President of Real Estate and Information Systems, Eric Schiffer, President and Karen Schiffer, Senior Buyer) and almost all full-time employees with tenure of six months, receive an annual grant of stock options.

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

ENVIRONMENTAL  MATTERS

     Under various federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. As of March 12, 2004 the Company leased 164 of its 194 existing stores and the Company owned its main California warehouse and distribution facility (where its executive offices are located). The Company owns three other warehouses (i) a warehouse and distribution center in Katy, Texas with an ammonia based refrigeration system in part of the facility, (ii) a deli & frozen warehouse and distribution center in the City of Commerce, California and (iii) the Company also owns a warehouse facility in Eagan, Minnesota that is currently being marketed for lease or sale. In connection with such properties, the Company could be held liable for the costs of remedial actions with respect to hazardous substances. In addition, the Company operates one underground diesel storage tank and several above-ground propane tanks at its warehouse and distribution facilities. Although the Company has not been notified of, and is not otherwise aware of, any specific current environmental liability, claim or non-compliance, there can be no assurance that the

Company will not be required to incur remediation or other costs in the future in connection with its leased properties or its storage tanks or otherwise. In the ordinary course of its business, the Company from time to time handles or disposes of ordinary household products that are classified as hazardous materials under various federal, state and local environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and has implemented a training program for employees on hazardous material handling and disposal. There can be no assurance, however, that such policies or training will be successful in assisting the Company in avoiding violations of environmental laws and regulations relating to the handling and disposal of such products in the future.

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

ITEM 2. PROPERTIES

     As of March 12, 2004, the Company owned 30 and leased 164 of its 194 store locations. The Company also has escrow deposits on five additional locations for future openings. The Company currently leases 12 store locations and a parking lot associated with one of these stores from the Gold Family. Our annual rental expense for these facilities totaled approximately $1.9 million, $2.2 million and $2.1 million in 2001, 2002 and 2003, respectively. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between us and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business. One of our outside directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Stores is located. Management believes that the Company's stable operating history, excellent credit history and ability to generate substantial customer traffic give the Company significant leverage when negotiating lease terms. Most of the Company's leases provide for fixed rents, subject to periodic adjustments. Certain of the Company's store leases contain provisions that grant the Company a right of first refusal to acquire the subject site.

     The following table sets forth, as of December 31, 2003, information relating to the expiration dates of the Company's current stores leases:

            EXPIRING    EXPIRING      EXPIRING        EXPIRING
              2004     2005-2007     2008-2010     2011 AND BEYOND
              ----     ---------     ---------     ---------------

               15(a)       57           42               40


(a)  Includes three stores leased on a month-to-month basis.

     The Company purchased its main warehouse, distribution and executive office facility, located in the City of Commerce, California in 2000. The Company also leases an additional 180,000 square feet of warehouse storage space almost adjacent to its main distribution facility.

     On January 28, 2003 the Company purchased a 741,000 square feet warehouse and distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. See "Growth Strategy - Expansion in Texas."

     On December 31, 2003, the Company purchased a 66,000 square feet deli and frozen warehouse and distribution center located in the City of Commerce, California.

     Also, the Company is in escrow to purchase a 180,000 square foot warehouse facility that is currently being leased by the Company.

ITEM  3.  LEGAL  PROCEEDINGS

Melgoza  vs.  99  Cents  Only  Stores  (Los  Angeles Superior Court; Case No. BC
295342)

     On May 7, 2003, the plaintiff, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meals and rest period requirements under California law. Each store typically had one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. Plaintiff is now seeking leave to file an amended complaint that would (1) expand the class to include not only all current and former Store Managers who worked for the Company from May 7, 1999 but also all current and former Assistant Managers who worked for the Company during the same period; and (2) claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. The Company is vigorously asserting defenses to the various claims.

     In view of the inherent difficulty of predicting the outcome of legal matters, the Company cannot state with confidence what the eventual outcome of this matter will be. However, based on current knowledge, this matter is not presently expected to have a material adverse effect on the Company's financial condition or overall liquidity, although it could have a material adverse effect on the Company's results of operations for the accounting period in which it is resolved.

Others:

     The Company is named as a defendant in various other legal matters arising in the normal course of business. In management's opinion, none of these other matters will have a material effect on the Company's financial position, results of operations or overall liquidity.

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

                                                          Price Range
                                                          -----------
                                                       High           Low
                                                     ------         ------

     2002:
     -----
     First Quarter. . . . . . . . . . . . . . . . .  $28.75         $24.86
     Second Quarter . . . . . . . . . . . . . . . .   32.60          24.91
     Third Quarter. . . . . . . . . . . . . . . . .   25.49          20.70
     Fourth Quarter . . . . . . . . . . . . . . . .   29.80          20.31
     2003:
     -----
     First Quarter. . . . . . . . . . . . . . . . .  $28.48         $20.83
     Second Quarter . . . . . . . . . . . . . . . .   35.09          25.66
     Third Quarter. . . . . . . . . . . . . . . . .   36.02          31.74
     Fourth Quarter . . . . . . . . . . . . . . . .   33.79          24.87
     2004:
     -----
     First Quarter through March 12, 2004            $29.65         $25.20


     As of March 12, 2004, the Company had approximately 30,849 holders of the Common Stock and an additional 528 shareholders of record.

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

     The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock of which 5,268,045 are available for future option grants. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of four outside members of the board of directors (the "Committee"). Options vest over a three-year period, one-third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2001, 2002 and 2003.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth, selected financial and operating data of the Company for the periods indicated. The Consolidated Financial Statements for years 1999 through 2001 were audited by Arthur Andersen LLP (Andersen) which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of the Company and notes thereto included elsewhere in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------------------
                                             (Amounts in thousands, except per share and operating data)
Statements of Income Data:                        1999         2000         2001         2002         2003
                                          -------------  -----------  -----------  -----------  -----------
Net sales:
  99 Cents Only Stores. . . . . . . . .     $  312,306   $  402,071   $  522,019   $  663,983   $  816,348
  Bargain Wholesale (e) . . . . . . . .         47,652       49,876       56,250       49,959       46,112
                                          -------------  -----------  -----------  -----------  -----------
     Total sales. . . . . . . . . . . .        359,958      451,947      578,269      713,942      862,460
Cost of sales . . . . . . . . . . . . .        218,496      275,395      350,421      427,356      516,686
                                          -------------  -----------  -----------  -----------  -----------
Gross profit. . . . . . . . . . . . . .        141,462      176,552      227,848      286,586      345,774
Selling, general and administrative
expenses:
  Operating expenses. . . . . . . . . .         80,089      107,981      141,544      178,374      234,626
  Depreciation and amortization.. . . .          5,927        8,666       12,354       17,711       23,763
                                          -------------  -----------  -----------  -----------  -----------
     Total operating expenses . . . . .         86,016      116,647      153,898      196,085      258,389
Operating income. . . . . . . . . . . .         55,446       59,905       73,950       90,501       87,384
Other (income) net. . . . . . . . . . .         (1,059)      (3,617)      (5,931)      (4,847)      (4,457)
                                          -------------  -----------  -----------  -----------  -----------

                                       (CONTINUED FROM PREVIOUS PAGE)

                                                                 AS OF DECEMBER 31
                                                                 -----------------
                                              (Amounts in thousands, except per share and operating data)

                                               1999         2000         2001         2002         2003
                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations
before provision
for income taxes . . . . . . . . . . . . .      56,505       63,522       79,881       95,348       91,842
Provision for income taxes . . . . . . . .      22,367       24,664       31,438       36,374       35,313
                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations. . . . .  $   34,138   $   38,858   $   48,443   $   58,974   $   56,529
                                            -----------  -----------  -----------  -----------  -----------
Income (loss) from discontinued
  operations net of income tax benefit of
  2,111 and $700 in 1999 and
  2000 respectively. . . . . . . . . . . .      (3,167)      (1,050)           -            -            -

(Loss) on disposal of discontinued
  operations including a provision of
  1,200 for operating losses during
  phase-out period, net of income tax
  benefit of $2,613. . . . . . . . . . . .      (9,000)           -            -            -            -
                                            -----------  -----------  -----------  -----------  -----------

Net income . . . . . . . . . . . . . . . .  $   21,971   $   37,808   $   48,443   $   58,974   $   56,529
                                            ===========  ===========  ===========  ===========  ===========
Earnings per common share from
continuing
operations:
  Basic. . . . . . . . . . . . . . . . . .  $     0.51   $     0.58   $     0.70   $     0.84   $     0.79
  Diluted. . . . . . . . . . . . . . . . .  $     0.50   $     0.56   $     0.69   $     0.83   $     0.78
(Loss) per common share from
discontinued operations:
  Basic. . . . . . . . . . . . . . . . . .      ($0.05)      ($0.02)           -            -            -
  Diluted. . . . . . . . . . . . . . . . .      ($0.05)      ($0.02)           -            -            -
(Loss) per common share from disposal
of discontinued operations:
  Basic. . . . . . . . . . . . . . . . . .      ($0.13)           -            -            -            -
  Diluted. . . . . . . . . . . . . . . . .      ($0.13)           -            -            -            -
Earnings per common share:
  Basic. . . . . . . . . . . . . . . . . .  $     0.33   $     0.56   $     0.70   $     0.84   $     0.79
  Diluted. . . . . . . . . . . . . . . . .  $     0.32   $     0.55   $     0.69   $     0.83   $     0.78
Weighted average number of common
shares outstanding:
  Basic. . . . . . . . . . . . . . . . . .      66,487       67,650       68,815       69,938       71,348
  Diluted. . . . . . . . . . . . . . . . .      67,954       68,945       70,009       71,181       72,412

COMPANY OPERATING DATA:
-----------------------
Sales Growth
  99 Cents Only Stores . . . . . . . . . .        30.7%        28.7%        29.8%        27.2%        23.0%
  Bargain Wholesale. . . . . . . . . . . .      (10.4)%         4.7%        12.8%      (11.2)%       (7.7)%
  Total Company sales. . . . . . . . . . .        23.2%        25.6%        28.0%        23.5%        20.8%
Gross margin . . . . . . . . . . . . . . .        39.3%        39.1%        39.4%        40.1%        40.1%
Operating margin . . . . . . . . . . . . .        15.4%        13.3%        12.8%        12.7%        10.1%
Income from continuing operations: . . . .         9.5%         8.6%         8.4%         8.3%         6.6%

RETAIL OPERATING DATA (A):
--------------------------
99 Cents Only Stores at end of period. . .          78           98          123          151          189
Change in comparable stores
Net sales (b). . . . . . . . . . . . . . .         6.1%         2.0%         5.9%         3.6%         4.8%
Average net sales per store open the
full year. . . . . . . . . . . . . . . . .  $    4,433   $    4,487   $    4,647   $    4,750   $    4,929
Average net sales per estimated saleable
square foot (c). . . . . . . . . . . . . .  $      332   $      318   $      319   $      309   $      308
Estimated saleable square footage at
year end . . . . . . . . . . . . . . . . .   1,102,369    1,424,280    1,892,949    2,428,681    3,190,528

Balance Sheet Data:
  Working capital. . . . . . . . . . . . .  $  105,637   $  166,779   $  194,302   $  215,747   $  217,902
  Total assets . . . . . . . . . . . . . .     224,015      277,285      352,158      442,576      553,238
  Capital lease obligation, including
  current portion. . . . . . . . . . . . .       7,251            -        1,677        1,637        1,593
  Total shareholders' equity . . . . . . .  $  195,540   $  253,533   $  319,643   $  396,615   $  489,886

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

GENERAL

     99 Cents Only Stores increased its net sales, operating income and income from continuing operations in each year from 1999 to 2002. In 2003, 99 Cents Only Stores had net sales of $862.5 million, operating income of $87.4 million and net income of $56.5 million. Sales increased 20.8% over 2002. Operating income and net income decreased 3.4% and 4.1% respectively from 2002. From 1999 through 2003, the Company had a compound annual growth rate in net sales, operating income and net income of 21.7%, 14.4% and 16.2%, respectively.

     During the three years ending December 31, 2003, average annual net sales per estimated saleable square foot (computed for 99 Cents Only Stores open for the full year) declined from $318 per square foot to $308 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 21,500 gross square feet. From January 1, 2001 through December 31, 2003, the Company opened 92 new stores (including one relocation in 2001) that average approximately 24,700 gross square feet. The Company currently targets new store locations between 18,000 and 28,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income. During the three years ending December 31, 2003, average annual net sales per store (computed for 99 Cents Only Stores open for the full year) increased from $4.5 million to $4.9 million.

     The Company's management believes that future growth will primarily result from new store openings facilitated by growth in our existing territories and expansion into new territories. The Company has now expanded into Texas, and expects to continue to open new stores in Texas as well as in California, Nevada and Arizona. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. The Company considers lease acquisitions or purchase opportunities as they become known to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable store locations. See "Growth Strategy" and Risk Factor "We Depend on New Store Openings for Future Growth."

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

     Self-insurance reserves: The Company is self-insured in relation to worker's compensation claims in California. The Company provides for losses of estimated known and incurred but not reported insurance claims. These estimates are based on reported claims and actuarial valuations. Should a greater amount of claims occur compared to the estimates, reserves recorded may not be sufficient and additional expenses, which may be significant, could be incurred. The Company does not discount for the time value of money its projected future cash outlays for its existing workers compensation claims.


Universal  International  (Discontinued  Operations)

     In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal International, Inc. and Odd's-n-End's, Inc. subsidiaries (together "Universal"). Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors at that time, the Company considered its successful opening of its first 99 Cents Only Stores outside of Southern California, in Las Vegas, Nevada. Given the success of the Las Vegas, Nevada stores, the Company believed that the 99 Cents Only Stores concept was portable to areas outside of Southern California. As a result, the Company has focused greater management resources to increasing its store growth rate and expanding aggressively into Nevada, Arizona and in 2003, Texas.

     The Company adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame from when the Company classified Universal as a discontinued operation. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores provided certain ongoing administrative services to Universal in 2000 and 2001 pursuant to a service agreement for a management fee of 6% of Universal sales revenues. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. In 2002 the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. During 2003 the Company received $1.4 million in management fees under the service agreement from Universal and $1.4 million in lease payments. The service and lease agreements with Universal culminated as of December 15, 2003 and there are no remaining amounts due to or from Universal under these agreements.

     The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

                                                                 YEARS ENDED DECEMBER 31
                                             ---------------------------------------------------------------
                                                                 (Amounts in thousands)

                                                   2001                  2002                  2003
                                             ----------  -------  -----------  -------  -----------  -------
Net Sales:
99 Cents Only Stores. . . . . . . . . . . .    $522,019    90.3%     $663,983    93.0%     $816,348    94.7%
Bargain Wholesale . . . . . . . . . . . . .      56,250     9.7        49,959     7.0        46,112     5.3
                                             ----------  -------  -----------  -------  -----------  -------
Total . . . . . . . . . . . . . . . . . . .     578,269   100.0       713,942   100.0       862,460   100.0
Cost of sales . . . . . . . . . . . . . . .     350,421    60.6       427,356    59.9       516,686    59.9
                                             ----------  -------  -----------  -------  -----------  -------
Gross profit. . . . . . . . . . . . . . . .     227,848    39.4       286,586    40.1       345,774    40.1
Selling, general and administrative expenses:
Operating expenses. . . . . . . . . . . . .     141,544    24.5       178,374    24.9       234,626    27.2
Depreciation and amortization . . . . . . .      12,354     2.1        17,711     2.5        23,763     2.8
                                             ----------  -------  -----------  -------  -----------  -------
Total . . . . . . . . . . . . . . . . . . .     153,898    26.6       196,085    27.4       258,389    30.0
Operating income. . . . . . . . . . . . . .      73,950    12.8        90,501    12.7        87,384    10.1
Other (income) expense, net . . . . . . . .      (5,931)   (1.0)       (4,847)   (0.7)       (4,457)   (0.5)
                                             ----------  -------  -----------  -------  -----------  -------
Income before provision for income taxes. .      79,881    13.8        95,348    13.4        91,842    10.6
Provision for income taxes. . . . . . . . .      31,438     5.4        36,374     5.1        35,313     4.1
                                             ----------  -------  -----------  -------  -----------  -------
Net income. . . . . . . . . . . . . . . . .    $ 48,443     8.4%     $ 58,974     8.3%     $ 56,529     6.5%
                                             ==========  =======  ===========  =======  ===========  =======

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2002

     Net Sales. Total net sales increased $148.5 million, or 20.8%, from $713.9 million in 2002 to $862.5 million in 2003. 99 Cents Only Stores net sales increased $152.3 million, or 22.9%, from $664.0 million in 2002 to $816.3 million in 2003. Bargain Wholesale net sales decreased $3.8 million, or 7.7%, from $50.0 million in 2002 to $46.1 million in 2003. The net effect of 38 new stores opened in 2003 increased 99 Cents Only Stores net sales by $67.3 million and the full year effect of 28 net stores opened in 2002 increased sales by $56.0 million. Comparable stores net sales increased 4.8% in 2003. The decrease in Bargain Wholesale net sales was primarily attributed to the competitive pricing environment in the wholesale business, a decline in sales to export brokers and a greater focus on the growth of the Company's retail business.

     Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased $59.2 million, or 20.7%, from $286.6 million in 2002 to $345.8 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 40.1% in 2003 and 2002. The retail gross margin decreased to 41.2% of sales in 2003 versus 41.7% in 2002. This percentage variance was due to a 35.2% growth in the grocery product sales, which have a lower margin than other product categories. Margins on closeouts vary widely depending on circumstances giving rise to product availability. See Risk Factor "We depend on our relationships with our suppliers and the availability of close-out and special-situation merchandise." The wholesale margin was 19.8% in 2003 versus 20.1% in 2002. Wholesale margin is generally driven by local competitive pricing factors, which results in lower sales prices.

     Operating Expenses. Operating expenses, increased $56.3 million, or 31.5%, from $178.4 million in 2002 to $234.6 million in 2003. The 38 new store additions in 2003 increased operating expenses by $33.2 million. Distribution costs increased $11.6 million. This includes transportation costs, which increased $3.5 million due to the addition of new stores in Northern California, Nevada, Arizona and Texas. The addition of the new Texas distribution center increased distribution costs $2.0 million, warehouse cost increased $6.1 million due to overall increase in labor cost. Increases in administrative costs include an increase in California workers compensation expense of $11.6 million based on store and labor growth in California. Other administrative cost increases of $4.4 million, include $1.1 million of start up costs in Texas. Additional key administrative staff positions were filled in information systems, real estate, distribution, human resources, finance, strategic planning and buying. Operating costs were offset by $1.4 million in management fees from Universal (see Universal International above).

     Depreciation and Amortization. Depreciation increased $6.1 million. The 38 new store additions increased depreciation by $4.1 million and the new Texas distribution center increased depreciation $0.5 million. Other increases result from amortization of information systems costs and depreciation costs of the Los Angeles distribution center.

     Operating income. Operating income decreased $3.1 million, or 3.4%, from $90.5 million in 2002 to $87.4 million in 2003. Operating income as a percentage of net sales was 10.1% in 2003 and 12.7% in 2002 primarily due to the increase in the operating costs discussed above.

     Other (income) expense. Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized leases. Interest expense was $0.1 million in 2002 and in 2003. The Company had no bank debt during 2002 or 2003. Interest income earned on the Company's marketable securities was $3.1 million in 2003 and $3.5 million in 2002. At December 31, 2003, the Company held $145.7 million in short-term investments and $52.8 million in long-term investments. The Company's short-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper, all with short-term maturities. The Company generally holds investments until maturity. Also included in both 2003 and 2002 is $1.4 million of income under a lease agreement with Universal for a distribution facility. This agreement ended on December 15, 2003.

     Provision for income taxes. The provision for income taxes in 2003 was $35.3 million, or 4.1% of net sales, compared to $36.4 million, or 5.1% of net sales in 2002. The effective combined federal and state rates of the provision for income taxes were 38.4% and 38.2% in 2003 and 2002, respectively. The effective combined federal and state tax rates are less than the statutory rates in each period and were calculated to reflect estimated tax rates after giving effect for tax credits and the estimated versus the actual tax rate differential. See Note 7 of "Notes to Financial Statements."

     Net Income. As a result of the items discussed above, net income decreased $2.4 million, or 4.1%, from $59.0 million in 2002 to $56.5 million in 2003. Net income as a percentage of net sales was 6.5% in 2003 and 8.3% in 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales. Total net sales increased $135.7 million, or 23.5%, from $578.3 million in 2001 to $713.9 million in 2002. 99 Cents Only Stores net sales increased $142.0 million, or 27.2%, from $522.0 million in 2001 to $664.0 million in 2002. Bargain Wholesale net sales decreased $6.3 million, or 11.2%, from $56.3 million in 2001 to $50.0 million in 2002. 99 Cents Only Stores net sales increased $79.7 million from the 28 new stores opened in 2002. The full year effect of 25 net stores opened in 2001 was $49.2 million. Comparable stores net sales increased 3.6% from 2001 to 2002. The decrease in Bargain Wholesale net sales was primarily attributed to the absence of sales to Universal, which were $4.7 million in 2001.

     Gross profit. Gross profit, which consists of total net sales, less cost of sales, increased $58.7 million, or 25.8%, from $227.8 million in 2001 to $286.6 million in 2002. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 40.1% in 2002 versus 39.4% in 2001. This 0.7% variation results from the change in the ratio of retail versus wholesale sales. The retail gross margin increased 10 basis points to 41.7% of sales in 2002 versus 41.6% in 2001, this was due sales growth in houseplant and counter items. Gross margins will vary from time to time because of the closeout nature of the business. Margins on closeouts vary widely depending on circumstances giving rise to product availability. See Risk Factor "We depend on our relationships with our suppliers and the availability of close-out and special-situation merchandise". The wholesale margin was 20.1% in 2002 versus 19.3% in 2001. The wholesale margin increased as a result of the loss of $4.7 million in sales to Universal in 2001, which carried a lower margin of 10%.

     Operating Expenses. Operating expenses, increased $36.8 million, or 26.0%, from $141.5 million in 2001 to $178.4 million in 2002. The 28 new stores opened in 2002 increased operating expenses $25.3 million. Approximately $4.3 million in cost increases were attributable to utility cost increases associated with the retrofitting of older stores with expanded frozen and deli selling and storage space. Minimum wage cost increases were $5.1 million. Growth in corporate staff positions and field rep staff positions were $1.2 million and there were other cost increases of $1.0 million. Operating costs were offset by $1.5 million in management fees from Universal (see Universal International above).

     Depreciation. Depreciation increased $5.4 million in 2002 over 2001. New store additions accounted for $4.2 of this increase, $1.0 was attributable to increases in depreciation of computer hardware and software and $0.2 million was an increase in depreciation of distribution equipment.

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

     Provision for income taxes. The provision for income taxes in 2002 was $36.4 million, or 5.1% of net sales, compared to $31.4 million, or 5.4% of net sales in 2001. The effective combined federal and state rates of the provision for income taxes were 39.3% and 38.1% in 2001 and 2002, respectively. The effective combined federal and state tax rates are less than the statutory rates in each period and were calculated to reflect estimated tax rates after giving effect for tax credits and the estimated versus the actual tax rate differential. See Note 7 of "Notes to Financial Statements."

     Net Income. As a result of the items discussed above, net income increased $10.5 million, or 21.7%, from $48.4 million in 2001 to $59.0 million in 2002. Net income as a percentage of net sales was 8.3% in 2002 and 8.4% in 2001.

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

     Net cash provided by operations during 2002 and 2003 was $72.3 and $79.5 million, respectively, consisting primarily of $75.7 million and $87.3 million of net income adjusted for non-cash items. The Company provided $12.2 million and $10.5 million respectively, in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $16.6 million and $24.2 million in 2002 and 2003, respectively.

     Net cash used in investing activities during 2002 and 2003 was $77.5 and $112.2 million. In 2002, the Company used $41.6 million for the purchase of property and equipment including $19.6 million used for the purchase of new store locations, $0.1 million in investments in two partnerships for the purpose of obtaining leases on two store locations and $36.0 million for the purchase of short-term investments. The Company did not repurchase any of its shares under its stock repurchase program in 2001, which expired during 2002. In 2003, the Company used $97.3 million for the purchase of property and equipment including $23.0 million for the purchase of a modern distribution center in Houston, Texas, $8.3 million for a frozen and refrigerated warehouse in Los Angeles, $39.7 million for new and existing stores, $12.1 million for construction in progress on future store openings $1.5 million for distribution and warehouse equipment and $0.6 million for information systems and other corporate needs. The company also invested $14.4 million for the purchase of short and long-term investments.

     Net cash provided by financing activities during 2002 and 2003 was $12.9 and $25.7 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank.

     The Company plans to open 48 new 99 Cents Only Stores in 2004. The average investment per new store opened in 2003, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $1,100,000 and includes 6 stores that were purchased. The Company does not capitalize pre-opening expenses. The Company's cash needs for new store openings including acquired properties are expected to total approximately $54.0 million in 2004. The Company's total planned capital expenditures in 2004 for additions to fixtures and leasehold improvements of existing stores as well as for distribution and transportation equipment, information systems, expansion and replacement will be approximately $26.0 million. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $80.0 million in 2004. The Company intends to fund its liquidity requirements in 2004 out of net cash provided by operations, short-term investments and cash on hand.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands) as of December 31, 2003. These should be read in conjunction with "Note 8. Commitments and Contingencies"

                                                        LESS THAN     1-3      3-5    MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL      1 YEAR     YEARS    YEARS    5 YEARS

Capital Lease Obligations                     $  2,551  $       40  $   490  $   398  $    1,623

Operating Lease Obligations                    153,778      26,834   46,174   34,408      46,362

Other Long-Term Liabilities reflected on the
Company's Balance Sheet under GAAP               2,114           -        -        -       2,114

Total                                         $158,443  $   26,874  $46,664  $34,806  $   50,099


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

SUPPLEMENTARY  FINANCIAL  INFORMATION

     The following table sets forth certain unaudited results of operations for each quarter during 2002 and 2003. The unaudited information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and includes all adjustments, which management considers necessary for a fair statement of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

                                 YEAR ENDED DECEMBER 31, 2002                     YEAR ENDED DECEMBER 31, 2003
                                 ----------------------------                     ----------------------------
                                                 (Amounts in thousands except per share data)

                             1ST          2ND        3RD        4TH         1ST         2ND        3RD         4TH
                           QUARTER      QUARTER    QUARTER    QUARTER     QUARTER     QUARTER    QUARTER     QUARTER
                           -------      -------    -------    -------     -------     -------    -------     -------
Net sales:
   99 Cents Only
   Stores. . . . . . . .   $149,647     $155,436   $160,424   $198,476    $184,713    $195,052   $200,567   $236,016
   Bargain Wholesale . .     13,457       12,426     11,839     12,237      11,710      11,981     10,969     11,452
     Total . . . . . . .    163,104      167,862    172,263    210,713     196,423     207,033    211,536    247,468
Gross profit . . . . . .     64,242       67,564     68,755     86,025      79,398      82,803     82,877    100,695
Operating income . . . .     19,320       21,024     20,607     29,550      22,915      23,069     18,123     23,278
Net income . . . . . . .   $ 12,470     $ 13,519   $ 13,255   $ 19,730    $ 14,609    $ 14,836   $ 12,102   $ 14,982

Earnings per
common share:
   Basic . . . . . . . .   $   0.18     $   0.19   $   0.19   $   0.28    $   0.21    $   0.21   $   0.17   $   0.21
   Diluted . . . . . . .   $   0.18     $   0.19   $   0.19   $   0.28    $   0.20    $   0.21   $   0.17   $   0.21
Shares outstanding:
   Basic . . . . . . . .     69,558       69,888     70,043     70,278      70,469      71,038     71,929     72,044
   Diluted . . . . . . .     70,925       71,275     71,217     71,362      71,536      72,346     73,033     72,779

Percent of net sales:
Net sales:
   99 Cents Only
   Stores. . . . . . . .       91.7%         92.6%      93.1%      94.2%         94.0%        94.2%      94.8%      95.4%
   Bargain Wholesale . .        8.3           7.4        6.9        5.8           6.0          5.8        5.2        4.6
      Total. . . . . . .      100.0         100.0      100.0      100.0         100.0        100.0      100.0      100.0
Gross profit . . . . . .       39.4          40.2       39.9       40.8          40.4         40.0       39.2       40.7
Operating income . . . .       11.8          12.5       12.0       14.0          11.7         11.1        8.6        9.4
Net income . . . . . . .        7.6%          8.1%       7.7%       9.4%          7.4%         7.2%       5.7%       6.1%

NEW AUTHORITATIVE PRONOUNCEMENTS

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-researching consolidation accounting model. Although FIN No 46 was initially focused on special purpose entities, the applicability of FIN No 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of such franchisee. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delays the effective date of FIN No 46 for certain entities until March 31, 2004, as well as provides clarification regarding other implementation issues. The Company will adopt Fin No 46 in its quarter ending March 31, 2004. Adoption of Fin No. 46 is not expected to have a significant impact on the Company's financial position, results of operations or liquidity.

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

WE DEPEND MAINLY ON NEW STORE OPENINGS OUTSIDE OF OUR TRADITIONAL CORE MARKET OF SOUTHERN CALIFORNIA FOR FUTURE GROWTH

     Our sales and operating income growth results depend largely on our ability to open and operate new stores outside of our traditional core market of Southern California successfully and to manage a larger business profitably. In 2002 and 2003, we opened 28 and 38 99 Cents Only Stores, respectively. We also plan to grow retail square footage at a rate of approximately 25% per year. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, successfully compete against local competition, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and controls or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

     We also cannot assure you that we will improve our results of operations when we open new stores. A variety of factors, including store location, store size, rental terms, competition, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. Finally, the opening of new stores in existing markets has in the past and may in the future reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

OUR  OPERATIONS  ARE  CONCENTRATED  IN  CALIFORNIA

     Currently, all but 44 of our 194, 99 Cents Only Stores are located in California. We operate 10 stores in Las Vegas, Nevada, 15 stores in Arizona and 19 stores in Houston, Texas. We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

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

WE  PURCHASE  IN  LARGE  VOLUMES  AND  OUR  INVENTORY  IS  HIGHLY  CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. At December 31, 2002 and 2003, we recorded net inventory value of $83.2 million and $105.6 million, respectively. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales continue to expand in importance and become a larger percentage of total sales in the future.

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

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS, CHANGES IN THE MINIMUM WAGE AND WORKERS' COMPENSATION AND HEALTHCARE COSTS

     Our ability to provide quality merchandise at our 99 Cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

- increases in inflation;
- increases in operating costs;
- increases in employee healthcare costs;
- increases in workers' compensation benefits;
- increases in prevailing wage levels;
- increases in legal costs;
- increases in government regulatory cost and
- decreases in consumer confidence levels.

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

WE  COULD  ENCOUNTER  RISKS  RELATED  TO  TRANSACTIONS  WITH  OUR  AFFILIATES

     We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.2 and $2.1 million in each of 2001 and 2002. In addition, one of our directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2002 and 2003, we generated approximately 29.5% and 28.7%, respectively, of our net sales and approximately 32.7% and 26.6% respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter it could have an adverse impact on our profitability and impair our results of operations for the entire year. Adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year.

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

WE  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of December 31, 2003, we leased all but 30 of our stores and own three distribution facilities. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our Southern California warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of December 31, 2003, 22,736,242 or 31.9% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

RISKS COULD ARISE DUE TO OUR USE OF ARTHUR ANDERSEN LLP AS OUR INDEPENDENT AUDITORS

     There may be no effective remedy against Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2000 and 2001, in connection with a material misstatement or omission in those financial statements, or in connection with any other claim arising from its provision of auditing and other services to us. On September 15, 2002, Arthur Andersen was convicted of obstructing justice in connection with investigations of their former client Enron Corp. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Our inability to include in future registration statements or reports financial statements for one or more years audited by Arthur Andersen LLP or to obtain Arthur Andersen LLP's consent to the inclusion of their report on our 2000 and 2001 financial statements may impede our access to the capital markets. Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. Until our audited financial statements for the fiscal year ending December 31, 2004 become available, the SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP. Prior to that time the SEC may cease accepting financial statements audited by Arthur Andersen LLP, in which case we would be unable to access the public capital markets unless PricewaterhouseCoopers LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, as a result of the departure of our former engagement team leaders, Arthur Andersen LLP is no longer in a position to consent to the inclusion or incorporation by reference in any prospectus of their report on our audited financial statements for the year ended December 31, 2000 and December 31, 2001, and investors in any subsequent offerings for which we use their audit report will not be entitled to recovery against them under Section 11 of the Securities Act of 1933 for any material misstatements or omissions in those financial statements. Consequently, our financing costs may increase or we may miss attractive market opportunities if either our annual financial statements for 2000 and 2001 audited by Arthur Andersen LLP should cease to satisfy the SEC's requirements or those statements are used in a prospectus but investors are not entitled to recovery against our auditors for material misstatements or omissions in them.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk for its investments in marketable securities, but management believes the risk is not material. At December 31, 2003, the Company had $199.0 million in marketable securities with most of the securities maturing at various dates through November 2009 with one security with market value of $4.5 million maturing in June 2018 and one security with market value of $0.5 million maturing in October 2028. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment. At December 31, 2003, the fair value of investments approximated the carrying value.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                          INDEX TO FINANCIAL STATEMENTS
                              99 CENTS ONLY STORES


Reports of Independent Public Auditors. . . . . . . . . . . . . . . . . .  24-25

Balance Sheets as of December 31, 2002 and 2003 . . . . . . . . . . . . .  26-27

Statements of Income for the years ended
December 31, 2001, 2002 and 2003. . . . . . . . . . . . . . . . . . . . .     28

Statements of Shareholders' Equity  for the years ended
December 31, 2001, 2002 and 2003. . . . . . . . . . . . . . . . . . . . .     29

Statements of Cash Flows for the years ended
December 31, 2001, 2002 and 2003. . . . . . . . . . . . . . . . . . . . .     30

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .  31-38

REPORT  OF  INDEPENDENT  PUBLIC  AUDITORS

To Board of Directors and Shareholders of 99 Cents Only Stores:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of 99 Cents Only Stores and its subsidiary at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of 99 Cents Only Stores for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 20, 2002.

PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2004

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

ARTHUR  ANDERSEN  LLP

Los Angeles, California
February 20, 2002
(Except for the matters discussed
in Note 13, as to which date is
March 9, 2002)

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2003

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                    2002      2003
                                                                 --------  --------

CURRENT ASSETS:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,985       318
Short-term investments. . . . . . . . . . . . . . . . . . . . .  146,857   145,670
Accounts receivable, net of allowance for doubtful accounts of
  $149 and $143 as of December 31, 2002 and 2003, respectively.    2,753     2,245
Due from shareholder. . . . . . . . . . . . . . . . . . . . . .    1,232         -
Income tax receivable . . . . . . . . . . . . . . . . . . . . .        -       841
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .   11,927    15,927
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .   83,176   107,409
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,869     2,717
                                                                 --------  --------
  Total current assets. . . . . . . . . . . . . . . . . . . . .  256,799   275,127
PROPERTY AND EQUIPMENT, at cost:
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,779    35,680
Building and improvements . . . . . . . . . . . . . . . . . . .   29,216    53,590
Leasehold improvements. . . . . . . . . . . . . . . . . . . . .   70,887   100,666
Fixtures and equipment. . . . . . . . . . . . . . . . . . . . .   42,018    56,124
Transportation equipment. . . . . . . . . . . . . . . . . . . .    3,045     3,217
Construction in progress. . . . . . . . . . . . . . . . . . . .   14,105    35,279
                                                                 --------  --------
  Total properties, fixtures and equipment. . . . . . . . . . .  186,050   284,556
Accumulated depreciation and amortization . . . . . . . . . . .  (58,490)  (81,991)
                                                                 --------  --------
  Total net property and equipment. . . . . . . . . . . . . . .  127,560   202,565

OTHER ASSETS:
Long term deferred income taxes . . . . . . . . . . . . . . . .    9,817     9,717
Long term investments in marketable securities. . . . . . . . .   37,223    52,789
Long term investments in partnerships . . . . . . . . . . . . .    4,565     4,366
Deposits other assets . . . . . . . . . . . . . . . . . . . . .    6,612     8,674
                                                                 --------  --------
   Total other assets . . . . . . . . . . . . . . . . . . . . .   58,217    75,546
                                                                 --------  --------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  442,576   553,238
                                                                 ========  ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2003

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 2002      2003
                                                               --------  --------
CURRENT LIABILITIES:
Current portion of capital lease obligation . . . . . . . . .  $     40  $     40
Accounts payable. . . . . . . . . . . . . . . . . . . . . . .    16,946    27,903
Accrued expenses:
   Payroll and payroll-related. . . . . . . . . . . . . . . .     3,652     3,592
   Sales tax. . . . . . . . . . . . . . . . . . . . . . . . .     4,329     4,749
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,176     4,622
   Workers' compensation. . . . . . . . . . . . . . . . . . .     7,725    16,319
   Income taxes payable . . . . . . . . . . . . . . . . . . .     6,184         -
                                                               --------  --------
      Total current liabilities . . . . . . . . . . . . . . .    41,052    57,225

LONG-TERM LIABILITIES:
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . .     2,210     2,460
Deferred compensation liability . . . . . . . . . . . . . . .     1,102     2,114
Capital lease obligation, net of current portion. . . . . . .     1,597     1,553
                                                               --------  --------
      Total non-current liabilities . . . . . . . . . . . . .     4,909     6,127

COMMITMENTS AND CONTINGENCIES: (Note 9) . . . . . . . . . . .         -         -

SHAREHOLDERS' EQUITY:
Preferred stock, no par value
      Authorized-1,000,000 shares
      Issued and outstanding-none . . . . . . . . . . . . . .         -         -
Common stock, no par value
      Authorized-100,000,000 shares
      Issued and outstanding 70,369,178 at December 31, 2002
         and 72,032,788 at December 31, 2003. . . . . . . . .   174,152   210,893
      Retained earnings . . . . . . . . . . . . . . . . . . .   222,463   278,993
                                                               --------  --------
   Total shareholders' equity . . . . . . . . . . . . . . . .   396,615   489,886
                                                               --------  --------
   Total liabilities and shareholders' equity . . . . . . . .  $442,576  $553,238
                                                               ========  ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  99 CENTS ONLY STORES
                                  STATEMENTS OF INCOME
                      YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          2001       2002       2003
                                                        ---------  ---------  ---------
NET SALES:
   99 Cents Only Stores. . . . . . . . . . . . . . . .  $522,019   $663,983   $816,348
   Bargain Wholesale . . . . . . . . . . . . . . . . .    56,250     49,959     46,112
                                                        ---------  ---------  ---------
     Total sales . . . . . . . . . . . . . . . . . . .   578,269    713,942    862,460
COST OF SALES. . . . . . . . . . . . . . . . . . . . .   350,421    427,356    516,686
                                                        ---------  ---------  ---------
   Gross profit. . . . . . . . . . . . . . . . . . . .   227,848    286,586    345,774
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Operating expenses. . . . . . . . . . . . . . . . .   141,544    178,374    234,626
   Depreciation and amortization . . . . . . . . . . .    12,354     17,711     23,763
                                                        ---------  ---------  ---------
     Total SG&A. . . . . . . . . . . . . . . . . . . .   153,898    196,085    258,389
   Operating income. . . . . . . . . . . . . . . . . .    73,950     90,501     87,385
OTHER (INCOME) EXPENSE:
   Interest income . . . . . . . . . . . . . . . . . .    (4,583)    (3,535)    (3,105)
   Interest expense. . . . . . . . . . . . . . . . . .        92        128        125
   Other . . . . . . . . . . . . . . . . . . . . . . .    (1,440)    (1,440)    (1,477)
                                                        ---------  ---------  ---------
     Total other (income). . . . . . . . . . . . . . .    (5,931)    (4,847)    (4,457)
                                                        ---------  ---------  ---------
   Income before provision for income tax. . . . . . .    79,881     95,348     91,842
Provision for income taxes . . . . . . . . . . . . . .    31,438     36,374     35,313
                                                        ---------  ---------  ---------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .  $ 48,443   $ 58,974   $ 56,529
                                                        ---------  ---------  ---------


EARNINGS PER COMMON SHARE:
   Basic . . . . . . . . . . . . . . . . . . . . . . .  $   0.70   $   0.84   $   0.79
   Diluted . . . . . . . . . . . . . . . . . . . . . .  $   0.69   $   0.83   $   0.78

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic . . . . . . . . . . . . . . . . . . . . . . .    68,815     69,938     71,348
   Diluted . . . . . . . . . . . . . . . . . . . . . .    70,009     71,181     72,412


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                             (AMOUNTS IN THOUSANDS)


                                                COMMON STOCK     RETAINED
                                               SHARES   AMOUNT   EARNINGS
                                               ------  --------  ---------
BALANCE, December 31, 2000. . . . . . . . . .  68,408  $138,487  $ 115,046
   Net income . . . . . . . . . . . . . . . .       -         -     48,443
   Tax benefit from exercise of stock options       -     6,205          -
   Proceeds from exercise of stock options. .   1,098    11,462          -
                                               ------  --------  ---------
BALANCE, December 31, 2001. . . . . . . . . .  69,506  $156,154  $ 163,489
   Net income . . . . . . . . . . . . . . . .       -         -     58,974
   Tax benefit from exercise of stock options       -     5,053          -
   Proceeds from exercise of stock options. .     863    12,945          -
                                               ------  --------  ---------
BALANCE, December 31, 2002. . . . . . . . . .  70,369  $174,152  $ 222,464
                                               ------  --------  ---------
   Net income                                                       56,529
   Tax benefit from exercise of stock options            11,041          -
   Proceeds from exercise of stock options. .   1,664    25,700          -
                                               ------  --------  ---------
BALANCE, December 31, 2003. . . . . . . . . .  72,033  $210,893  $ 278,993
                                               ======  ========  =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                99 CENTS ONLY STORES
                                              STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                               (AMOUNTS IN THOUSANDS)


                                                                                     2001      2002        2003
                                                                                   --------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48,443     58,974      56,529
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .   12,354     17,711      23,643
    Tax benefit from exercise of non qualified employee stock options . . . . . .    6,205      5,053      11,041
   Benefit from deferred income taxes . . . . . . . . . . . . . . . . . . . . . .   (2,847)    (6,056)     (3,900)
Changes in asset and liabilities associated with operating activities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46        770         507
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,835)   (16,648)    (24,233)
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       74        134        (777)
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12       (150)        (89)
   Due to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,655     (2,887)      1,232
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,622      3,538      10,956
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      672      1,977       2,808
   Accrued workers' compensation. . . . . . . . . . . . . . . . . . . . . . . . .    2,770      2,191       8,594
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,936)     7,567      (7,025)
   Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (81)       149         250
                                                                                   --------  ---------  ----------
     Net cash provided by operating activities. . . . . . . . . . . . . . . . . .   67,154     72,323      79,536
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .  (46,888)   (41,631)    (98,648)
   Purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . .  (35,802)   (35,981)    (14,378)
   Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .   (4,702)       137         166
                                                                                   --------  ---------  ----------
     Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .  (87,392)   (77,475)   (112,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation . . . . . . . . . . . . . . . . . . . . .      (26)       (40)        (44)
   Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . .   11,462     12,945      25,701
                                                                                   --------  ---------  ----------
     Net cash provided by financing activities. . . . . . . . . . . . . . . . . .   11,436     12,905      25,657
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .   (8,802)     7,753      (7,667)
CASH, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,034        232       7,985
                                                                                   --------  ---------  ----------
CASH, end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      232      7,985         318
                                                                                   ========  =========  ==========

NON CASH INVESTING AND FINANCING ACTIVITIES
   Asset acquired under capital lease . . . . . . . . . . . . . . . . . . . . . .    1,703   $      -   $       -
                                                                                   ========  =========  ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              99 CENTS ONLY STORES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.   LINE OF BUSINESS

     99 Cents Only Stores (the Company) is incorporated in the State of California. The Company retails various consumable products through its 151 and 189 stores at December 31, 2002 and 2003, respectively. The Company is also a wholesale distributor of various consumable products.

2.   CONCENTRATION OF OPERATIONS IN CALIFORNIA

     All but 41 of our 99 Cents Only Stores at December 31, 2003 were located in California. The Company operates 10 stores in Las Vegas, Nevada and 14 stores in Arizona. The Company also opened 17 stores in Texas in 2003. The Company expects that it will continue to open additional stores in California as well as in Nevada, Arizona, and Texas.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH  AND  CASH  EQUIVALENTS

     The Statements of Cash Flows classify changes in cash and cash equivalents (short term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

USE  OF  ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include self-insured workers' compensation reserves and inventory reserves.

INVENTORIES

     Inventories are priced at the lower of cost (first in, first out) or market. Valuation allowances are recorded to properly state inventory at the lower of cost or market.

DEPRECIATION  AND  AMORTIZATION

     Property and equipment are amortized and depreciated on a straight-line basis over the following useful lives of the assets:

     Building and improvements . . .  27.5 - 30 years
     Leasehold improvements. . . . .  Lesser of 5 years or remaining lease term
     Fixtures and equipment. . . . .  5 years
     Transportation equipment. . . .  3 years

     The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary repairs and maintenance to operations as incurred.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. In evaluating whether an asset has been impaired, the Company compares the anticipated undiscounted future cash flows to be generated by the asset to the asset's carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No losses were recorded during the three years ended December 31, 2003.

LEASE  ACQUISITION  COSTS

     The Company follows the policy of capitalizing expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight line basis over the initial term of the lease, which ranges from 5 to 10 years.

EARNINGS  PER  SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 2003 follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  (Amounts in thousands)
                                                              ------------------------------
                                                                2001      2002       2003
                                                              --------  ---------  ---------
Weighted average number of common shares
  Outstanding-Basic. . . . . . . . . . . . . . . . . . . . . .  68,815     69,938     71,348
Dilutive effect of outstanding stock options . . . . . . . . .   1,194      1,243      1,064
                                                              --------  ---------  ---------
Weighted average number of common shares outstanding-Diluted .  70,009     71,181     72,412
                                                              --------  ---------  ---------

     1,989 thousand shares of common stock equivalents were excluded from this calculation as they were anti-dilutive.

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, "Accounting for Stock Issued to Employees" and accordingly, under SFAS No. 123 as amended by SFAS No. 148, had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the years ended December 31, 2001, 2002 and 2003 (amounts in thousands, except for per share data):

                                                   DECEMBER 31,
                                 ------------------------------------------------
                                    AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA
                                 ------------------------------------------------
                                      2001            2002             2003
                                 --------------  ---------------  ---------------
Net income, as reported. . . . . $       48,443  $        58,974  $        56,529
Additional compensation expense.          9,818            8,427            8,931
                                 --------------  ---------------  ---------------
Pro forma net income . . . . . . $       38,625  $        50,547  $        47,598
                                 ==============  ===============  ===============
Earnings per share:
Basic-as reported. . . . . . . . $         0.70  $          0.84  $          0.79
Basic-pro forma. . . . . . . . . $         0.56  $          0.72  $          0.67
Diluted-as reported. . . . . . . $         0.69  $          0.83  $          0.78
Diluted-pro forma. . . . . . . . $         0.55  $          0.71  $          0.66

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                            DECEMBER 31,
                                 --------------------------------
                                   2001       2002        2003
                                 ---------  ---------  ----------
Risk free interest rate. . . . .     5.44%      1.90%       3.37%
Expected life. . . . . . . . . . 10 Years   10 Years   5.2 Years
Expected stock price volatility.       49%        51%         51%
Expected dividend yield. . . . .     None       None        None

DEFERRED  RENT

     Certain of the Company's operating leases for its retail locations include scheduled increases in monthly payments. The Company has accounted for these leases to provide straight-line charges to operations over the lives of the leases.

REVENUE  RECOGNITION

     Revenue is recognized at the point of sale for retail sales. Wholesale sales revenue is recognized on the date shipped. Wholesale sales are shipped free on board shipping point. A reserve is maintained for incidental claims or damages. There are no contingencies or wholesale rights of return.

PRE-OPENING  COSTS

     The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expenses were $3.4 million, $3.1 million and $3.8 million for 2001, 2002 and 2003, respectively.

STATEMENTS  OF  CASH  FLOWS

     Cash payments for income taxes were $25,260,000, $29,852,000 and $35,200,000 in 2001, 2002 and 2003, respectively. Interest payments totaled approximately $92,000, $128,000 and $125,000 for the years December 31, 2001, 2002 and 2003, respectively.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company's financial instruments consist of cash, short-term and long-term investments, short-term trade receivables and payables. The carrying value for all such instruments approximate fair value at December 31, 2002 and 2003.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year to confirm with current year presentation.

NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation undertaken and elaborates on the disclosures to be made by the guarantor. The disclosure requirements of FIN 45 are required for the fiscal year ended December 31, 2002. The recognition and measurement provisions of FIN 45 are effective, on a prospective basis, for guarantees issued by the Company beginning in fiscal 2003. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-researching consolidation accounting model. Although FIN No 46 was initially focused on special purpose entities, the applicability of FIN No 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of such franchisee. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delays the effective date of FIN No 46 for certain entities until March 31, 2004, as well as provides clarification regarding other implementation issues. The Company will adopt Fin No 46 in its quarter ending March 31, 2004. Adoption of FIN No. 46 is not expected to have a significant impact on the Company's financial position, results of operations or liquidity.

4.   INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of December 31, 2002 and 2003, the fair value of investments approximated the carrying values and were invested as follows:

                                            YEARS ENDED DECEMBER 31,
                      ------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS)
                                 MATURITY                          MATURITY
                                 WITHIN 1   1 YEAR OR              WITHIN 1   1 YEAR OR
                        2002       YEAR        MORE       2003       YEAR        MORE
                      --------  ----------  ----------  ---------  ---------  ----------
Municipal bonds       $119,798  $   99,180  $   20,618  $  89,010  $  59,271  $   29,739
Corporate securities    40,373      40,373           -     39,451     16,401      23,050
Commercial paper        23,909       7,304      16,605     69,998     69,998           -
                      --------  ----------  ----------  ---------  ---------  ----------
                      $184,080  $  146,857  $   37,223  $ 198,459  $ 145,670  $   52,789
                      ========  ==========  ==========  =========  =========  ==========

5.   LONG-TERM  INVESTMENT  IN  PARTNERSHIPS

     The Company formed long-term partnerships in two instances for the purpose of acquiring and managing particular store sites, which were to be leased to the Company. No such arrangements exist in any of the other store sites owned or leased by the Company, and the Company does not anticipate entering into partnerships such as these in the future unless the circumstances are compelling.

The Company currently accounts for these partnerships under the equity method and its total investment is approximately $3 million.

The Company plans to consolidate the partnerships pursuant to the requirements of FIN No. 46 in future periods. The assets of the partnerships consist of real estate with a carrying value of approximately $3 million and there is no mortgage debt or other significant liabilities associated with the entities, other than a note payable to the Company. The balance sheet effect of consolidating these entities will be a $3 million reclassification from investments to property, plant and equipment and no corresponding impact on the Company's recorded liabilities.

6.   PURCHASE OF DISTRIBUTION FACILITIES

       In 2003, the Company purchased two distributions centers. (i) On January 28, 2003 the Company completed the purchase of a 741,000 square foot distribution center in Houston, to service its planned store expansion in Texas in 2003 and beyond. The facility was acquired for $23.0 million in cash and contains built in refrigerated and frozen storage space. (ii) On December 30, 2003, the Company completed the purchase of a 66,000 square foot deli & frozen distribution center in the City of Commerce. The facility was acquired for $8.4 million in cash.

7.   INCOME  TAX  PROVISION

     The provisions for income taxes for the three years ended December 31, 2003 are as follows:

                             YEARS ENDED DECEMBER 31,
                            ---------------------------
                              (Amounts in thousands)
                             2001      2002      2003
                            -------  --------  --------
Current:
 Federal. . . . . . . . . . $29,340   $32,237   $33,329
 State. . . . . . . . . . .   7,558     7,527     7,258
                            -------  --------  --------
                             36,898    39,764    40,587
Deferred federal and state.  (5,460)   (3,390)   (5,274)
                            -------  --------  --------
Provision for income tax. . $31,438   $36,374   $35,313
                            =======  ========  ========

Differences between the provisions for income taxes and income taxes at the statutory federal income tax rate for the three years ended December 31, 2003 are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                                            (AMOUNTS IN THOUSANDS)
                                                             2001                     2002                2003
                                                      --------------------  ---------------------  ------------------
                                                       AMOUNT    PERCENT      AMOUNT     PERCENT    AMOUNT   PERCENT
                                                      --------  ----------  -----------  --------  --------  --------
Income tax at statutory federal rate. . . . . . . . . $27,959        35.0%  $   33,372      35.0%  $32,145      35.0%

State income taxes, net of federal income tax effect.   4,258         5.3        5,206       5.5     4,656       5.1
Effect of permanent differences . . . . . . . . . . .    (404)       (0.5)        (631)     (0.7)     (418)     (0.5)
Other, including valuation allowance. . . . . . . . .       -           -       (1,200)     (1.2)     (812)     (0.8)
Welfare to work, LARZ and other job credits . . . . .    (375)       (0.4)        (373)     (0.4)     (258)     (0.3)
                                                      --------  ----------  -----------  --------  --------  --------
                                                      $31,438        39.4%  $   36,374      38.2%  $35,313      38.5
                                                      ========  ==========  ===========  ========  ========  ========

A detail of the Company's net deferred tax assets as of December 31, 2002 and 2003 is as follows:

                                      YEAR ENDED DECEMBER 31,
                                   -------------  --------------
                                      (AMOUNTS IN THOUSANDS)
                                       2002            2003
                                   -------------  --------------
Inventory                          $        617   $         732
Uniform inventory capitalization          3,042           3,120
Depreciation and amortization             6,633           7,804
Liability for accrued expenses              911             934
Workers' compensation                     3,353           6,984
Deferred rent                               959           1,053
State taxes                               2,688           2,197
Other, net                                 (314)           (609)
Net operating loss carry-forwards         7,755           7,329
                                   -------------  --------------
                                   $     25,644   $      29,544
Valuation allowance                      (3,900)         (3,900)
                                   -------------  --------------
                                   $     21,744   $      25,644
                                   =============  ==============

     In connection with the acquisition and subsequent sale of Universal and Odd's-N-End's, the Company has remaining federal net operating loss carry-forwards of approximately $20.9 million which it can use to offset future taxable income. Future use of these loss carry-forwards may be limited and expire at various dates through 2017. Due to the uncertainty of the future use of such loss carry-forwards, the Company has recorded a valuation allowance equal to the tax effect of the loss carry-forward that may not be realizable.

8.   RELATED-PARTY TRANSACTIONS

     The  Company  leases  certain  retail  facilities  from  its  principal shareholders. Rental expense for these facilities was approximately $1.9 million, $2.2 million, and $2.2 million in 2001, 2002 and 2003, respectively. In addition, one of the Company's outside directors is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. Rent expense on this store amounted to $0.3 million in each of 2001, 2002 and 2003.

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores (see Note 13). The sale price consisted of $33.9 million in cash and was collected at closing. These proceeds were invested in the Company's investment accounts. Mr. Gold is also CEO and Chairman of 99 Cents Only Stores. In connection with this sale a management services and lease agreement was entered into between Universal and the Company. The service agreement provided for the Company to render certain administrative services to Universal, including information technology support, accounting, buying and human resource functions. The Company charged Universal management fees for these services. The lease agreement involved the property that served as Universal's primary warehouse and distribution facility. The lease was structured on a triple net basis and provided for rental payments of $120,000 per month. Resolution of Universal post closing business issues required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to December 2003.

     The following is a summary of the transactions between the Company and Universal for 2001, 2002 and 2003 and a reconciliation of amounts due to/from shareholder resulting from such transactions (amounts in thousands):

                                                                                         BALANCE (TO) FROM
      MANAGEMENT   RENTAL   INVENTORY SALES TO   INVENTORY PURCHASES FROM    PAYMENTS    SHAREHOLDER END OF
YEAR     FEES      INCOME        UNIVERSAL               UNIVERSAL           RECEIVED          PERIOD
2001  $     3,695  $ 1,440  $             4,693                         -    ($11,483)              ($1,655)
2002  $     1,500  $ 1,440                    -                     ($460)  $     407   $             1,232
2003  $     1,440  $ 1,380                    -                         -     ($4,052)                    -

9.   COMMITMENTS AND CONTINGENCIES

CREDIT  FACILITY

     The  Company  does  not  maintain  any  credit  facilities  with any bank.

LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases, expiring at various dates through 2017. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2000, 2001 and 2002 was approximately $15.6 million, $19.4 million and $24.9 million, respectively. As of December 31, 2003, the minimum annual rentals payable under all non-cancelable operating leases were as follows: (Amounts in thousands):

                YEAR ENDING DECEMBER 31:          OPERATING LEASES    CAPITAL LEASES
          --------------------------------------  -----------------  ----------------
          2004. . . . . . . . . . . . . . . . . . $          26,834  $           169
          2005. . . . . . . . . . . . . . . . . .            24,523              169
          2006. . . . . . . . . . . . . . . . . .            21,651              192
          2007. . . . . . . . . . . . . . . . . .            17,792              199
          2008. . . . . . . . . . . . . . . . . .            16,616              199
          Thereafter. . . . . . . . . . . . . . .            46,362            1,623
                                                  -----------------  ----------------
          Future minimum lease payments . . . . . $         153,778  $         2,551
                                                  =================
          Less amount representing interest . . .                               (958)
                                                                     ----------------
          Present value of future lease payments.                    $         1,593
                                                                     ================

WORKERS'  COMPENSATION

     Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. Known claims are estimated and accrued when reported. At December 31, 2002 and 2003, the Company had accrued approximately $7.7 million and $16.3 million, respectively, for estimated workers' compensation claims. The Company recorded an adjustment in the fourth quarter of 2003 in the amount of $7.9 million to adjust its accrued workers' compensation liability to the amount determined by its most recent actuarial study.

LEGAL  MATTERS

GILLETTE  COMPANY  LAWSUIT:

     A lawsuit is pending, filed by the Gillette Company against the Company, arising out of a dispute over the interpretation of a contract between the parties. Gillette, which is suing for breach of contract, alleges that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), plus fees, costs and interest. Also pending is a cross-complaint by the Company against Gillette, alleging breach of contract, fraud and unfair business acts. Trial is anticipated to commence in late March, 2004 or early April, 2004.

MELGOZA  LAWSUIT:

     On May 7, 2003, the plaintiff, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meals and rest period requirements under California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. Plaintiff is now seeking leave to file an amended complaint that would (1) expand the class to include not only all current and former Store Managers who worked for the Company from May 7, 1999 but also all current and former Assistant Managers who worked for the Company during the same period; and (2) claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. The Company is vigorously asserting defenses to the various claims.

     In view of the inherent difficulty of predicting the outcome of legal matters, the Company cannot state with confidence what the eventual outcome of this matter will be. However, based on current knowledge, this matter is not presently expected to have a material adverse effect on the Company's financial condition or overall liquidity, although it could have a material adverse effect on the Company's results of operations for the accounting period in which it is resolved.

OTHERS:

     The Company is named as a defendant in various other legal matters arising in the normal course of business. In management's opinion, none of these other matters will have a material effect on the Company's financial position, results of operations or overall liquidity.

10.  STOCK-BASED COMPENSATION PLANS

     The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock of which 5,268,045 are available for future option grants. Options may be granted to officers, employees, directors and consultants. Grants may be at fair market value at the date of grant or at a price determined by the compensation committee consisting of four outside members of the board of directors (the "Committee"). Options vest over a three-year period, one-third one year from the date of grant and one third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under Accounting Principles Bulletin Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" under which no compensation cost has been recognized in fiscal 2001, 2002 and 2003. The following table summarizes stock options available for grant:

                                       YEAR ENDED DECEMBER 31,
                            -------------------------------------------

                                  2001             2002         2003
                            -----------------  -----------  -----------
Beginning balance. . . . . .       3,478,532    2,463,061    6,199,566
Authorized . . . . . . . . .               -    4,665,633            -
Granted. . . . . . . . . . .      (1,178,491)  (1,030,521)  (1,074,579)
Cancelled. . . . . . . . . .         163,020      101,393      143,058
                            -----------------  -----------  -----------
Available for future grant .       2,463,061    6,199,566    5,268,045
                            =================  ===========  ===========

A summary of the status of the Company's stock option plan at December 31, 2001, 2002 and 2003 and changes during the years then ended is presented in the table and narrative below:

                                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------

                                                          2001                   2002                    2003
                                                ----------------------  ---------------------  ---------------------
                                                             WGHT AVG               WGHT AVG                WGHT AVG
                                                  SHARES     EX PRICE     SHARES    EX PRICE     SHARES     EX PRICE
                                                -----------  ---------  ----------  ---------  -----------  --------
Outstanding at the beginning of the year . . .   5,277,176   $   13.06  5,194,729   $   15.00   5,260,782      17.86
Granted. . . . . . . . . . . . . . . . . . . .   1,178,491       20.40  1,030,521       29.60   1,074,579      29.37
Exercised. . . . . . . . . . . . . . . . . . .  (1,097,918)      10.89   (863,075)      14.50  (1,763,631)     15.47
Cancelled. . . . . . . . . . . . . . . . . . .    (163,020)      18.88   (101,393)      19.87    (143,058)     26.20
Outstanding at the end of the year . . . . . .   5,194,729       15.00  5,260,782       17.86   4,428,672      21.12
Exercisable at the end of the year . . . . . .   2,587,947       11.36  3,046,933       13.44   2,467,004      15.68
Weighted average fair value of options granted
                                                             $   13.80              $   17.86                  21.12

The following table summarized information about stock options outstanding at December 31, 2003:

                                   WEIGHTED      WEIGHTED                WEIGHTED
                                   AVERAGE        AVERAGE                 AVERAGE
RANGE OF            OPTIONS       REMAINING      EXERCISE     OPTIONS    EXERCISE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE    PRICE    EXERCISABLE    PRICE
----------------  -----------  ----------------  ---------  -----------  ---------
  2.64 - $5.50        498,457               2.9  $    4.14      498,509  $    4.14
  5.51 - $8.70          1,635               3.6  $    6.82        1,635  $    6.82
  8.71 - 15.75        322,949               4.3  $   11.38      318,483  $   11.36
15.76 - $22.50      1,707,021               6.3  $   18.61    1,384,369  $   18.17
 22.51 - 35.00      1,898,610               8.9  $   29.50      264,008  $   29.66
                  -----------  ----------------  ---------  -----------  ---------
                    4,428,672               6.9  $   21.12    2,467,004  $   15.68
                  ===========  ================  =========  ===========  =========

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

     The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States. Reportable segment information for the years ended December 31, 2001, 2002 and 2003 follows (amounts in thousands):

                         RETAIL   WHOLESALE    TOTAL
                        --------  ----------  --------

          2001
          ----
          Net sales. .  $522,019  $   56,250  $578,269
          Gross Margin   217,015      10,833   227,848

          2002
          ----
          Net sales. .  $663,983  $   49,959  $713,942
          Gross Margin   276,560      10,026   286,586

          2003
          ----
          Net sales. .  $816,348  $   46,112  $862,460
          Gross Margin   478,943      36,980   515,923

12.  401(K) PLAN

     In 1998 the Company adopted a 401(k) Plan (the Plan). All full-time employees are eligible to participate in the plan after 3 months of service. The Company does not match employee contributions. The Company may elect to make a discretionary contribution to the Plan. For the years ended December 31, 2001, 2002 and 2003, no discretionary contributions were made.

13.  DISCONTINUED OPERATIONS

     On March 4, 2000, the Board of Directors approved the disposition of Universal International, Inc. and Odd's-n-End's, Inc., which comprises the retail operations of Odds-n-Ends, Inc. and Only Deals, Inc.

     The Company engaged an investment-banking firm in April 2000 to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame from when the Company classified Universal as a discontinued business. The investment banking firm's marketing process focused upon selling the business as a going concern. During the summer of 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000 it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc., a limited liability company owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sales price for Universal was the Company's carrying value as of the close of business on September 30, 2000, which was $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction 99 Cents Only Stores has provided certain ongoing administrative and other services to Universal pursuant to a services agreement and other arrangements. See note 8 for a summary of transactions between the Company and Universal for the years ended December 31, 2001, 2002 and 2003.

14.  STOCK SPLIT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As of June 13, 2002, upon the recommendation of the Audit Committee of the Company, the Board of Directors dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors. Arthur Andersen had served as the Company's independent auditors since 1989.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of December 31, 2003 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our CEO and our CFO concluded that, subject to the limitations noted below, our Disclosure Controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

CHANGES  IN  INTERNAL  CONTROLS  AND  PROCEDURES

     There were no changes in our internal control over financial reporting during our fourth quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

     Our management, including our CEO and CFO, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system can be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K is presented under the captions "Election of Directors," "Management," "Code of Ethics," "Nominations," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is presented under the caption "Executive Compensation" in the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is presented under the caption "Certain Relationships" in the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by Item 9(a) of Schedule 14A is presented under the caption "Independent Public Accountants" in the definitive Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 21 of this Form 10-K.

2. Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

3. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

4 Reports on Form 8-K. The Company furnished two reports on form 8-K during the fourth quarter of 2003. One, reporting Item 12 information, was furnished on October 9, 2003 and the second, also reporting Item 12 information, was furnished on October 21, 2003. An amendment to the second 8-K was furnished on October 24, 2003.

SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 12, 2004                  99 Cents Only Stores


                                         /s/  Eric Schiffer
                                         ----------------------------
                                         By:  Eric Schiffer
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                           DATE

/s/ David Gold
---------------------
David Gold             Chairman of the Board and Chief Executive      March 12, 2004
                       Officer

/s/ Howard Gold                                                       March 12, 2004
---------------------
Howard Gold            Senior Vice President of Distribution and
                       Director

/s/ Jeff Gold
---------------------
Jeff Gold              Senior Vice President of Real Estate and       March 12, 2004
                       Information Systems and Director

/s/ Eric Schiffer
---------------------
Eric Schiffer          President and Director                         March 12, 2004

/s/ Andrew Farina
---------------------
Andrew Farina          Chief Financial Officer (Principal financial   March 12, 2004
                       officer and principal accounting officer)

/s/ William Christy
---------------------
William Christy        Director                                       March 12, 2004

/s/ Lawrence Glascott
---------------------
Lawrence Glascott      Director                                       March 12, 2004

/s/ Marvin L. Holen
---------------------
Marvin L. Holen        Director                                       March 12, 2004

/s/ Ben Schwartz
---------------------
Ben Schwartz           Director                                       March 12, 2004

/s/ John Shields
---------------------
John Shields           Director                                       March 12, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PART I. FINANCIAL STATEMENT SCHEDULE

To the Board of Directors Of 99 Cents Only Stores:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 appearing in the 2003 Annual Report to Shareholders of 99 Cents Only Stores also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, CA
February 27, 2004

                                        99 CENTS ONLY STORES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

                                       (AMOUNTS IN THOUSANDS)



                                       BEGINNING OF YEAR   ADDITION  REDUCTION   OTHER  END OF YEAR
                                       ------------------  --------  ----------  -----  ------------
For the year ended December 31, 2003
  Allowance for doubtful accounts      $              149         -  $        6      -  $        143
  Inventory reserve                    $            1,522       189           -      -  $      1,711
For the year ended December 31, 2002
  Allowance for doubtful accounts      $              165         -          16      -  $        149
  Inventory reserve                    $            1,224       298           -      -  $      1,522
For the year ended December 31, 2001:
  Allowance for doubtful accounts      $              113       177         125      -  $        165
 Inventory reserve                     $            1,279       179         234      -  $      1,224

Exhibit Index

Exhibit Description

3.1     Amended and Restated Articles of Incorporation of the Registrant.(2)

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

10.6 Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.7 Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)

10.8 Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)

10.9 Release Agreement, dated March 25, 1996, regarding 11382 Beach Boulevard, Stanton, California, by and between the Registrant and 11382 Beach Partnership.(1)

10.10 Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)

10.11 Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated November 1, 1991, by and between Howard Gold, Karen Schiffer and Jeff Gold, dba 14901 Hawthorne Boulevard Partnership as Landlord and the Registrant as Tenant, as amended.(1)

10.12 Lease for 5599 Atlantic Avenue, North Long Beach, California, dated August 13, 1992, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.13 Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)

10.14 Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.15 Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.(1)

10.16 Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.(1)

10.17 Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)

10.18 Master Lease for 4000 East Union Pacific Avenue, City of Commerce, California ("Warehouse and Distribution Facility Lease"), dated as of December 20, 1993, by and between the Registrant as Lessee and TBC Realty II Corporation ("TBC") as Lessor, together with Lease Guaranty ("Lease Guaranty"), dated December 20, 1993, by and between Sherry and David Gold and TBC with respect thereto and Letter Agreement, dated December 15, 1993, among Registrant, The Mead Corporation, TBC and Citicorp Leasing, Inc. with respect to the Lease Guaranty.(1)

10.19 Hawaiian Gardens Indemnity Agreement, dated as of March 25, 1996, by and between the Registrant and HKJ Gold, Inc.(1)

10.20 North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)

10.21 Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)

10.22 Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.23 Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.24 Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.25 Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)

10.26 Services Agreement, dated as of December 28, 2000, by and between Universal International, Inc. and the registrant.(3)

10.27 Lease for 955 West Sepulveda, Los Angeles, California, dated as of July 17, 1995, by and between Schwartz Investment Co., as successor to VAT Partners II, as Landlord and the Company as Tenant.(2)

23.1    Consent of PriceWaterhouseCoopers LLP.*

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32(a) Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32(b) Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*




* Filed herewith

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21, 1996.

(2) Incorporated by reference from the Company's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

(3) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2001.