Form 10-K/A
period 2003-12-31
99 CENTS ONLY STORES
filed 2004-04-05
CIK 1011290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A

                                (Amendment No. 1)

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

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2003 was $1,666,665,549 based on a $34.32 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

  Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
       Common Stock, No Par Value, 72,186,028 Shares as of March 12, 2004

     Portions of Part III of this report have been incorporated by reference from the Company's Proxy Statement for the 2004 Annual Shareholders meeting.

================================================================================

                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Form 10-K") as filed with the Securities and Exchange Commission on March 15, 2004, solely to correct certain typographical errors. Specifically, (1) the cover page of the Form 10-K should have reflected that the aggregate market value of our common stock held by non-affiliates of the Company on June 30, 2003 was $1,666,665,549, and the number of shares of the Company's common stock outstanding as of March 12, 2004 was 72,186,028, (2) in the Business Strategy section of Item 1, under Complementary Bargain Wholesale Operation, the net sales in the Company's Bargain Wholesale division were $46.1 million in 2003, not $46.0 million, and under Focus on Larger Stores in Convenient Locations, the Company's 194 existing 99 Cents Only Stores average approximately 21,500 gross square feet, not 21,450,
(3) in the Retail Operations section of Item 1, Change in comparable 99 Cents Only Stores net sales for 2002 was 3.6%, not 3.2%, and in 2003 was 4.5%, not 5.4%, (4) in the Warehousing and Distribution and the Properties sections of
Item 1, the date the Company acquired its deli and frozen distribution center in the City of Commerce was December 30, 2003, not December 31, 2003, (5) in the Properties section of Item 1, the Company has 45 store leases expiring in 2011 and beyond, not 40, (6) in Item 6 - Selected Financial Data, Change in comparable stores net sales in 2003 was 4.5%, not 4.8%, (7) in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (i) under the selected income statement data table, operating income (in thousands) for 2003 was $87,385, not $87,384, (ii) in the Operating Expenses section for Year Ended December 31, 2003 Compared to Year Ended December 31, 2002, in addition to certain clarifications to this paragraph reflected in this Amendment No. 1, total administrative costs increased $11.6 million in 2003, California workers compensation expense (one component of such total) increased $7.9 million, and other administrative expenses (another component), excluding Texas start up costs, increased $4.0 million, (iii) under Liquidity and Capital Resources, net cash used in investing activities in 2003 was $112.9 million, not $112.2 million, and the Company used $98.6 million for the purchase of property and equipment in 2003, not $97.3 million, and (iv) under Lease Commitments, and under Note 9 to the Company's consolidated financial statements included in the Form 10-K, rental expense charged to operations in 2003 was approximately $32.1 million, (8) in the Company's consolidated financial statements, under Item 8, rental expense for the retail facilities leased from the Company's principal shareholders in 2003 was approximately $2.1 million, and under Item 11, gross margin (in thousands) for 2003 was $336,642 in retail, $9, 132 in wholesale, and $345,774 total.

As of the date of this Amendment No. 1 to Form 10-K, the Company is engaged in settlement negotiations with the plaintiff in the Melgoza matter described under
Item 3 of the Form 10-K, and this is reflected under Item 3. Otherwise, this Amendment No. 1 to Form 10-K continues to reflect circumstances, such as operating data, as of the date of the filing of the Form 10-K. This Amendment No. 1 to Form 10-K does not change any other portion of the Form 10-K.

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

     Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company's retail operations by allowing the Company to purchase in larger volumes at more favorable pricing, to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental increases in operating expenses, contributing to strong overall operating margins for the Company. Net sales in the Company's Bargain Wholesale division were $46.1 million in 2003. The growth strategy for Bargain Wholesale is to focus on large domestic and international accounts and expansion into new geographic markets. The Company maintains showrooms in New York City and Chicago to support its Bargain Wholesale operation, which is based in Los Angeles.

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

     Focus on Larger Stores in Convenient Locations. The Company's 99 Cents Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers (anchored by 99 Cents Only Stores or co-anchored with a supermarket and/or a drug store), regional shopping centers or downtown central business districts where the Company believes consumers are more likely to do their regular household shopping. The Company's 194 existing 99 Cents Only Stores, average approximately 21,500 gross square feet. From January 1, 1999 through December 31, 2003, the Company has opened 130 new stores with an average of approximately 23,500 gross square feet and currently targets new store locations between 18,000 and 28,000 gross square feet. The Company's larger 99 Cents Only Stores allow a more effective display of a wider assortment of merchandise, carry deeper stock positions and provide customers with a more inviting and convenient environment that the Company believes encourages customers to shop longer and buy more. The Company's decision to target larger stores is based in part on the higher average annual net sales per store and operating income typically achieved by these stores. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store so long as it continued to contribute store-level operating income. While this strategy was designed to increase revenues and store-level operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

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

     The following table sets forth relevant information with respect to the growth of the Company's existing 99 Cents Only Stores operations (dollar amounts in thousands, except sales per square foot):

                                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                                   1999         2000         2001         2002         2003
                                                             -----------  -----------  -----------  -----------  -----------

99 Cents Only Stores net retail sales                        $  312,306   $  402,071   $  522,019   $  663,983   $  816,348
99 Cents Only Stores annual net sales growth rate                  30.7%        28.7%        29.8%        27.2%        22.9%
99 Cents Only Stores store count at beginning of year                64           78           98          123          151
New stores                                                           18           20           26           28           38
Stores closed                                                       4(a)           -          1(a)           -            -
                                                             -----------  -----------  -----------  -----------  -----------
Total store count at year-end                                        78           98          123          151          189
Average 99 Cents Only Stores net sales per store open the
full year(b)                                                 $    4,433   $    4,487   $    4,647   $    4,750   $    4,906
Estimated saleable square footage at year-end for 99 Cents
Only Stores                                                   1,102,369    1,424,280    1,892,949    2,428,681    3,190,528
Average net sales per estimated saleable square foot(b)      $      332   $      318   $      319   $      309   $      308
Change in comparable 99 Cents Only Stores net sales                 6.1%         2.0%         5.9%         3.6%         4.5%

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

     The following table sets forth, as of December 31, 2003, information relating to the expiration dates of the Company's current stores leases:


            EXPIRING    EXPIRING      EXPIRING        EXPIRING
              2004     2005-2007     2008-2010     2011 AND BEYOND
              ----     ---------     ---------     ---------------

               15(a)       57           42               45


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

     On December 30, 2003, the Company purchased a 66,000 square feet deli and frozen warehouse and distribution center located in the City of Commerce, California.

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

     In view of the inherent difficulty of predicting the outcome of legal matters, the Company cannot state with confidence what the eventual outcome of this matter will be. However, based on current knowledge, this matter is not presently expected to have a material adverse effect on the Company's financial condition or overall liquidity, although it could have a material adverse effect on the Company's results of operations for the accounting period in which it is resolved. The Company is currently engaged in settlement negotiations with the plaintiff in this matter.

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

                                       (CONTINUED FROM PREVIOUS PAGE)

                                                                 AS OF DECEMBER 31
                                                                 -----------------
                                              (Amounts in thousands, except per share and operating data)

                                               1999         2000         2001         2002         2003
                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations
before provision
for income taxes . . . . . . . . . . . . .      56,505       63,522       79,881       95,348       91,842
Provision for income taxes . . . . . . . .      22,367       24,664       31,438       36,374       35,313
                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations. . . . .  $   34,138   $   38,858   $   48,443   $   58,974   $   56,529
                                            -----------  -----------  -----------  -----------  -----------
Income (loss) from discontinued
  operations net of income tax benefit of
  2,111 and $700 in 1999 and
  2000 respectively. . . . . . . . . . . .      (3,167)      (1,050)           -            -            -

(Loss) on disposal of discontinued
  operations including a provision of
  1,200 for operating losses during
  phase-out period, net of income tax
  benefit of $2,613. . . . . . . . . . . .      (9,000)           -            -            -            -
                                            -----------  -----------  -----------  -----------  -----------

Net income . . . . . . . . . . . . . . . .  $   21,971   $   37,808   $   48,443   $   58,974   $   56,529
                                            ===========  ===========  ===========  ===========  ===========
Earnings per common share from
continuing
operations:
  Basic. . . . . . . . . . . . . . . . . .  $     0.51   $     0.58   $     0.70   $     0.84   $     0.79
  Diluted. . . . . . . . . . . . . . . . .  $     0.50   $     0.56   $     0.69   $     0.83   $     0.78
(Loss) per common share from
discontinued operations:
  Basic. . . . . . . . . . . . . . . . . .      ($0.05)      ($0.02)           -            -            -
  Diluted. . . . . . . . . . . . . . . . .      ($0.05)      ($0.02)           -            -            -
(Loss) per common share from disposal
of discontinued operations:
  Basic. . . . . . . . . . . . . . . . . .      ($0.13)           -            -            -            -
  Diluted. . . . . . . . . . . . . . . . .      ($0.13)           -            -            -            -
Earnings per common share:
  Basic. . . . . . . . . . . . . . . . . .  $     0.33   $     0.56   $     0.70   $     0.84   $     0.79
  Diluted. . . . . . . . . . . . . . . . .  $     0.32   $     0.55   $     0.69   $     0.83   $     0.78
Weighted average number of common
shares outstanding:
  Basic. . . . . . . . . . . . . . . . . .      66,487       67,650       68,815       69,938       71,348
  Diluted. . . . . . . . . . . . . . . . .      67,954       68,945       70,009       71,181       72,412

COMPANY OPERATING DATA:
-----------------------
Sales Growth
  99 Cents Only Stores . . . . . . . . . .        30.7%        28.7%        29.8%        27.2%        23.0%
  Bargain Wholesale. . . . . . . . . . . .      (10.4)%         4.7%        12.8%      (11.2)%       (7.7)%
  Total Company sales. . . . . . . . . . .        23.2%        25.6%        28.0%        23.5%        20.8%
Gross margin . . . . . . . . . . . . . . .        39.3%        39.1%        39.4%        40.1%        40.1%
Operating margin . . . . . . . . . . . . .        15.4%        13.3%        12.8%        12.7%        10.1%
Income from continuing operations: . . . .         9.5%         8.6%         8.4%         8.3%         6.6%

RETAIL OPERATING DATA (A):
--------------------------
99 Cents Only Stores at end of period. . .          78           98          123          151          189
Change in comparable stores
Net sales (b). . . . . . . . . . . . . . .         6.1%         2.0%         5.9%         3.6%         4.5%
Average net sales per store open the
full year. . . . . . . . . . . . . . . . .  $    4,433   $    4,487   $    4,647   $    4,750   $    4,929
Average net sales per estimated saleable
square foot (c). . . . . . . . . . . . . .  $      332   $      318   $      319   $      309   $      308
Estimated saleable square footage at
year end . . . . . . . . . . . . . . . . .   1,102,369    1,424,280    1,892,949    2,428,681    3,190,528

Balance Sheet Data:
  Working capital. . . . . . . . . . . . .  $  105,637   $  166,779   $  194,302   $  215,747   $  217,902
  Total assets . . . . . . . . . . . . . .     224,015      277,285      352,158      442,576      553,238
  Capital lease obligation, including
  current portion. . . . . . . . . . . . .       7,251            -        1,677        1,637        1,593
  Total shareholders' equity . . . . . . .  $  195,540   $  253,533   $  319,643   $  396,615   $  489,886

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

     The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:


                                                                 YEARS ENDED DECEMBER 31
                                             ---------------------------------------------------------------
                                                                 (Amounts in thousands)

                                                   2001                  2002                  2003
                                             ----------  -------  -----------  -------  -----------  -------
Net Sales:
99 Cents Only Stores. . . . . . . . . . . .    $522,019    90.3%     $663,983    93.0%     $816,348    94.7%
Bargain Wholesale . . . . . . . . . . . . .      56,250     9.7        49,959     7.0        46,112     5.3
                                             ----------  -------  -----------  -------  -----------  -------
Total . . . . . . . . . . . . . . . . . . .     578,269   100.0       713,942   100.0       862,460   100.0
Cost of sales . . . . . . . . . . . . . . .     350,421    60.6       427,356    59.9       516,686    59.9
                                             ----------  -------  -----------  -------  -----------  -------
Gross profit. . . . . . . . . . . . . . . .     227,848    39.4       286,586    40.1       345,774    40.1
Selling, general and administrative expenses:
Operating expenses. . . . . . . . . . . . .     141,544    24.5       178,374    24.9       234,626    27.2
Depreciation and amortization . . . . . . .      12,354     2.1        17,711     2.5        23,763     2.8
                                             ----------  -------  -----------  -------  -----------  -------
Total . . . . . . . . . . . . . . . . . . .     153,898    26.6       196,085    27.4       258,389    30.0
Operating income. . . . . . . . . . . . . .      73,950    12.8        90,501    12.7        87,385    10.1
Other (income) expense, net . . . . . . . .      (5,931)   (1.0)       (4,847)   (0.7)       (4,457)   (0.5)
                                             ----------  -------  -----------  -------  -----------  -------
Income before provision for income taxes. .      79,881    13.8        95,348    13.4        91,842    10.6
Provision for income taxes. . . . . . . . .      31,438     5.4        36,374     5.1        35,313     4.1
                                             ----------  -------  -----------  -------  -----------  -------
Net income. . . . . . . . . . . . . . . . .    $ 48,443     8.4%     $ 58,974     8.3%     $ 56,529     6.5%
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

     Operating Expenses. Operating expenses, increased $56.3 million, or 31.5%, from $178.4 million in 2002 to $234.6 million in 2003. The 38 new store additions in 2003 increased operating expenses by $33.2 million. Distribution costs increased $11.6 million. This includes transportation costs, which increased $3.5 million due to the addition of new stores in Northern California, Nevada, Arizona and Texas. The addition of the new Texas distribution center increased distribution costs $2.0 million, warehouse cost increased $6.1 million due to an overall increase in labor cost. Administrative costs increased $11.6 million and include an increase in California workers compensation expense of $7.9 million based on store and labor growth in California. Start up costs in Texas resulted in an increase of $1.1 million, and other administrative expenses increased $4.0 million. Additional key administrative staff positions were filled in information systems, real estate, distribution, human resources, finance, strategic planning and buying. The administrative costs were offset by $1.4 million in management fees from Universal (see Universal International above).

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

     Net cash used in investing activities during 2002 and 2003 was $77.5 and $112.9 million. In 2002, the Company used $41.6 million for the purchase of property and equipment including $19.6 million used for the purchase of new store locations, $0.1 million in investments in two partnerships for the purpose of obtaining leases on two store locations and $36.0 million for the purchase of short-term investments. The Company did not repurchase any of its shares under its stock repurchase program in 2001, which expired during 2002. In 2003, the Company used $98.6 million for the purchase of property and equipment including $23.0 million for the purchase of a modern distribution center in Houston, Texas, $8.3 million for a frozen and refrigerated warehouse in Los Angeles, $39.7 million for new and existing stores, $12.1 million for construction in progress on future store openings $1.5 million for distribution and warehouse equipment and $0.6 million for information systems and other corporate needs. The company also invested $14.4 million for the purchase of short and long-term investments.

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


LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2018. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2001, 2002 and 2003 was approximately $19.4 million, $24.9 million and $32.1 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. See "Item 2. Properties." Most leases have renewal options ranging from three to ten years.

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN No 46 was initially focused on special purpose entities, the applicability of FIN No 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of such franchisee. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delays the effective date of FIN No 46 for certain entities until March 31, 2004, as well as provides clarification regarding other implementation issues. The Company will adopt Fin No 46 in its quarter ending March 31, 2004. Adoption of Fin No. 46 is not expected to have a significant impact on the Company's financial position, results of operations or liquidity.

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

WE  COULD  ENCOUNTER  RISKS  RELATED  TO  TRANSACTIONS  WITH  OUR  AFFILIATES

     We currently lease 12 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of the Gold family and their affiliates. Our annual rental expense for these facilities totaled approximately $2.2 and $2.1 million in each of 2002 and 2003. In addition, one of our directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one of these leases, we could be forced to relocate or close the leased store. Any relocations or closures we experience will be costly and could adversely affect our business.

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 establishes a new and far-reaching consolidation accounting model. Although FIN No 46 was initially focused on special purpose entities, the applicability of FIN No 46 goes beyond such entities and can have applicability to franchise arrangements, regardless of whether the Company has voting or ownership control of such franchisee. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delays the effective date of FIN No 46 for certain entities until March 31, 2004, as well as provides clarification regarding other implementation issues. The Company will adopt Fin No 46 in its quarter ending March 31, 2004. Adoption of FIN No. 46 is not expected to have a significant impact on the Company's financial position, results of operations or liquidity.


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

8.   RELATED-PARTY TRANSACTIONS

     The  Company  leases  certain  retail  facilities  from  its  principal shareholders. Rental expense for these facilities was approximately $1.9 million, $2.2 million, and $2.1 million in 2001, 2002 and 2003, respectively. In addition, one of the Company's outside directors is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. Rent expense on this store amounted to $0.3 million in each of 2001, 2002 and 2003.

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

LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases, expiring at various dates through 2017. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2001, 2002 and 2003 was approximately $19.4 million, $24.9 million and $32.1 million, respectively. As of December 31, 2003, the minimum annual rentals payable under all non-cancelable operating leases were as follows: (Amounts in thousands):

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

     The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company's net sales were to customers located in the United States. Reportable segment information for the years ended December 31, 2001, 2002 and 2003 follows (amounts in thousands):


                         RETAIL   WHOLESALE    TOTAL
                        --------  ----------  --------

          2001
          ----
          Net sales. .  $522,019  $   56,250  $578,269
          Gross Margin   217,015      10,833   227,848

          2002
          ----
          Net sales. .  $663,983  $   49,959  $713,942
          Gross Margin   276,560      10,026   286,586

          2003
          ----
          Net sales. .  $816,348  $   46,112  $862,460
          Gross Margin   336,642       9,132   345,774

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 2, 2004                   99 Cents Only Stores


                                         /s/  Eric Schiffer
                                         ----------------------------
                                         By:  Eric Schiffer
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Amendment No. 1 to the Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                           DATE

/s/ David Gold
---------------------
David Gold             Chairman of the Board and Chief Executive      April 2, 2004
                       Officer

/s/ Howard Gold                                                       April 2, 2004
---------------------
Howard Gold            Senior Vice President of Distribution and
                       Director

/s/ Jeff Gold
---------------------
Jeff Gold              Senior Vice President of Real Estate and       April 2, 2004
                       Information Systems and Director

/s/ Eric Schiffer
---------------------
Eric Schiffer          President and Director                         April 2, 2004

/s/ Andrew Farina
---------------------
Andrew Farina          Chief Financial Officer (Principal financial   April 2, 2004
                       officer and principal accounting officer)

/s/ William Christy
---------------------
William Christy        Director                                       April 2, 2004

/s/ Lawrence Glascott
---------------------
Lawrence Glascott      Director                                       April 2, 2004

/s/ Marvin L. Holen
---------------------
Marvin L. Holen        Director                                       April 2, 2004

/s/ Ben Schwartz
---------------------
Ben Schwartz           Director                                       April 2, 2004

/s/ John Shields
---------------------
John Shields           Director                                       April 2, 2004

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