Form 10-Q
period 2004-03-31
99 CENTS ONLY STORES
filed 2004-04-29
CIK 1011290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                      NONE
        Former name, address and fiscal year, if change since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  last  90  days.  Yes  X        No
                                                    -----        -----

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X        No
                                                       -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common  Stock,  No  Par  Value,  72,215,780  Shares  as  of  April 28, 2004

================================================================================

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                   99 CENTS ONLY STORES
                                CONSOLIDATED BALANCE SHEETS
                         (Amounts In Thousands, Except Share Data)
                                        (UNAUDITED)

                                          ASSETS



                                                                MARCH 31,    DECEMBER 31,
                                                                  2004           2003
                                                               -----------  --------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      393   $         318
  Short-term investments. . . . . . . . . . . . . . . . . . .     135,921         145,670
  Accounts receivable, net of allowance for doubtful accounts
    of $143 as of March 31, 2004 and December 31, 2003. . . .       2,447           2,245
  Income tax receivable . . . . . . . . . . . . . . . . . . .           -             841
  Deferred income taxes . . . . . . . . . . . . . . . . . . .      15,927          15,927
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .     116,189         107,409
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,520           2,717
                                                               -----------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .     274,397         275,127

PROPERTY AND EQUIPMENT, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,645          35,680
  Building and improvements . . . . . . . . . . . . . . . . .      57,867          53,590
  Leasehold improvements. . . . . . . . . . . . . . . . . . .     107,945         100,666
  Fixtures and equipment. . . . . . . . . . . . . . . . . . .      58,051          56,124
  Transportation equipment. . . . . . . . . . . . . . . . . .       3,355           3,217
  Construction in progress. . . . . . . . . . . . . . . . . .      24,387          35,279
                                                               -----------  --------------
    Total properties, fixtures and equipment. . . . . . . . .     294,250         284,556
  Accumulated depreciation and amortization . . . . . . . . .     (89,410)        (81,991)
                                                               -----------  --------------
    Total net property and equipment. . . . . . . . . . . . .     204,840         202,565

OTHER ASSETS:
  Deferred income taxes . . . . . . . . . . . . . . . . . . .       9,717           9,717
  Long-term investments in marketable securities. . . . . . .      63,625          52,789
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         539             534
  Long-term investments in partnerships . . . . . . . . . . .           -           4,366
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,036           8,140
                                                               -----------  --------------
                                                                   81,917          75,546
                                                               -----------  --------------
                                                               $  561,154   $     553,238
                                                               ===========  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                  99 CENTS ONLY STORES
                              CONDOLIDATED BALANCE SHEETS
                       (Amounts In Thousands, Except Share Data)
                                      (UNAUDITED)

                          LIABILITIES AND SHAREHOLDERS' EQUITY



                                                              MARCH 31,   DECEMBER 31,
                                                                 2004         2003
                                                              ----------  -------------
CURRENT LIABILITIES:
  Current portion of capital lease obligation. . . . . . . .  $       40  $          40
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      14,889         27,903
  Accrued expenses:
    Payroll and payroll-related. . . . . . . . . . . . . . .       4,061          3,592
    Sales tax. . . . . . . . . . . . . . . . . . . . . . . .       3,636          4,749
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .      11,855          4,622
  Worker's compensation. . . . . . . . . . . . . . . . . . .      16,329         16,319
  Income taxes payable . . . . . . . . . . . . . . . . . . .       4,255              -
                                                              ----------  -------------
    Total current liabilities. . . . . . . . . . . . . . . .      55,065         57,225
                                                              ----------  -------------

LONG-TERM LIABILITIES:
  Deferred compensation liability. . . . . . . . . . . . . .       2,279          2,114
  Deferred rent. . . . . . . . . . . . . . . . . . . . . . .       2,520          2,460
  Capitalized lease obligation, net of current portion . . .       1,542          1,553
                                                              ----------  -------------
    Total long-term liabilities. . . . . . . . . . . . . . .       6,341          6,127
                                                              ----------  -------------

COMMITMENTS AND CONTINGENCIES: . . . . . . . . . . . . . . .           -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
   Issued and outstanding-none . . . . . . . . . . . . . . .           -              -
  Common stock, no par value
     Authorized-100,000,000 shares
     Issued and outstanding 72,086,028 at March 31, 2004 and
      72,032,788 at December 31, 2003. . . . . . . . . . . .     211,470        210,893
  Retained earnings. . . . . . . . . . . . . . . . . . . . .     288,278        278,993
                                                              ----------  -------------
                                                                 499,748        489,886
                                                              ----------  -------------
                                                              $  561,154  $     553,238
                                                              ==========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                  (Amounts In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                              MARCH 31,
                                                          2004        2003
                                                       -----------  ---------
NET SALES:
  99 Cents Only Stores. . . . . . . . . . . . . . . .  $  218,812   $184,713
  Bargain Wholesale . . . . . . . . . . . . . . . . .      11,238     11,710
                                                       -----------  ---------
                                                          230,050    196,423
COST OF SALES . . . . . . . . . . . . . . . . . . . .     138,417    117,025
                                                       -----------  ---------
  Gross profit. . . . . . . . . . . . . . . . . . . .      91,633     79,398
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Operating expenses. . . . . . . . . . . . . . . . .      70,518     51,349
  Depreciation and amortization . . . . . . . . . . .       7,453      5,134
                                                       -----------  ---------
                                                           77,971     56,483
  Operating income. . . . . . . . . . . . . . . . . .      13,662     22,915
                                                       -----------  ---------
OTHER (INCOME) EXPENSE:
  Interest income . . . . . . . . . . . . . . . . . .      (1,627)      (866)
  Interest expense. . . . . . . . . . . . . . . . . .          31         32
  Other . . . . . . . . . . . . . . . . . . . . . . .           -       (360)
                                                       -----------  ---------
                                                           (1,596)    (1,194)
  Income before provision for income taxes. . . . . .      15,258     24,109
PROVISION FOR INCOME TAXES. . . . . . . . . . . . . .       5,973      9,500
                                                       -----------  ---------
NET INCOME. . . . . . . . . . . . . . . . . . . . . .  $    9,285   $ 14,609
                                                       ===========  =========
EARNINGS PER COMMON SHARE:
  Basic . . . . . . . . . . . . . . . . . . . . . . .  $     0 13   $   0 21
  Diluted . . . . . . . . . . . . . . . . . . . . . .  $     0 13   $   0 20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic . . . . . . . . . . . . . . . . . . . . . . .      72,064     70,469
  Diluted . . . . . . . . . . . . . . . . . . . . . .      72,717     71,536

The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (Amounts in Thousands)
                                  (Unaudited)


                                                             MARCH 31,

                                                        2004         2003
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . .  $    9,285   $   14,609
 Adjustment to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization . . . . . . . . .       7,453        5,134
    Tax benefit from exercise of non-qualified
     employee stock options . . . . . . . . . . . .         193          847
 Changes in assets and liabilities associated with
    operating activities:
    Accounts receivable . . . . . . . . . . . . . .        (202)          83
    Inventories . . . . . . . . . . . . . . . . . .      (8,780)      (3,346)
    Other assets. . . . . . . . . . . . . . . . . .       3,662         (273)
    Accounts payable. . . . . . . . . . . . . . . .     (13,014)      (3,565)
    Accrued expenses. . . . . . . . . . . . . . . .       6,589         (622)
    Worker's compensation . . . . . . . . . . . . .          10          310
    Income taxes. . . . . . . . . . . . . . . . . .       5,096        3,389
    Deferred rent . . . . . . . . . . . . . . . . .          60           60
    Deferred compensation . . . . . . . . . . . . .         165
    Due from shareholders . . . . . . . . . . . . .           -          497
                                                     -----------  -----------
Net cash provided by operating activities . . . . .      10,517       17,123
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . .      (9,728)     (35,385)
  Net sales (purchases) of short-term and long-term
    investments . . . . . . . . . . . . . . . . . .      (1,087)       9,434
  Investment in partnerships. . . . . . . . . . . .           -           36
                                                     -----------  -----------
Net cash used in investing activities . . . . . . .     (10,815)     (25,915)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation. . . . . . .         (11)         (11)
  Proceeds from exercise of stock options . . . . .         384        1,107
                                                     -----------  -----------
Net cash provided by financing activities . . . . .         373        1,096
                                                     -----------  -----------
NET (DECREASE) INCREASE IN CASH . . . . . . . . . .          75       (7,696)
CASH, beginning of period . . . . . . . . . . . . .         318        7,985
                                                     -----------  -----------
CASH, end of period . . . . . . . . . . . . . . . .  $      393   $      289
                                                     ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest. . . . . . . . . . . . . .  $       33   $       32
                                                     -----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's December 31, 2003 audited financial statements and notes thereto included in the Company's Form 10-K filed March 15, 2004. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

CONCENTRATION  OF  OPERATIONS

     All but 47 of our 198, 99 Cents Only Stores are located in California. The Company operates 10 stores in Las Vegas, Nevada, 16 stores in Arizona and 21 stores in Texas. The Company expects that it will continue to open additional stores in California as well as in Nevada, Arizona and Texas. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in these regions.


2.  EARNINGS  PER  COMMON  SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three month period ended March 31, 2004 and 2003 follows:


                                                      3 MONTHS ENDED
                                                 ------------------------
                                                         MARCH 31,
                                                 ------------------------
                                                    2004         2003
                                                 -----------  -----------
Weighted average number of common shares
  outstanding-Basic. . . . . . . . . . . . . . .      72,064       70,469
Dilutive effect of outstanding stock options . .         653        1,067
                                                    --------       ------
Weighted average number of common shares
  outstanding-Diluted. . . . . . . . . . . . . .      72,717       71,536
                                                    ========       ======


     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, under SFAS No. 123, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three month periods ended March 31, 2004 and 2003:

                                 (Amounts in thousands, except for per
                                               share data)

                                    3 MONTHS ENDED   3 MONTHS ENDED
                                         MARCH 31,        MARCH 31,
                                              2004             2003
                                   ---------------  ---------------
Net income, as reported . . . . .  $         9,285  $        14,609
Additional compensation expense .            2,160              267
                                   ---------------  ---------------
Pro forma net income. . . . . . .  $         7,125  $        14,342
                                   ===============  ===============
Earnings per share:
Basic-as reported . . . . . . . .  $          0.13  $          0.21
Basic-pro forma . . . . . . . . .  $          0.10  $          0.20
Diluted-as reported . . . . . . .  $          0.13  $          0.20
Diluted-pro forma . . . . . . . .  $          0.10  $          0.20

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                  3 MONTHS ENDED   3 MONTHS ENDED
                                       MARCH 31,        MARCH 31,
                                            2004             2003
                                 ---------------  ---------------
Risk free interest rate . . . . .          4.01%            1.90%
Expected life . . . . . . . . . .     5.1 Years         10 Years
Expected stock price volatility .            49%              46%
Expected dividend yield . . . . .          None             None


3.  INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of March 31, 2004 and December 31, 2003, the fair value of investments equal the carrying values and were invested as follows (amounts in thousands):


                                   MATURITY                          MATURITY
                                  ----------                        ----------

                       MARCH 31,   WITHIN 1   1 YEAR OR   DEC. 31,   WITHIN 1   1 YEAR OR
                       ----------  ---------  ----------  ---------  ---------  ----------
                          2004       YEAR        MORE       2003       YEAR        MORE
                       ----------  ---------  ----------  ---------  ---------  ----------
Municipal Bonds and
Federal Agency
Bonds . . . . . . . .  $  101,100  $  62,428  $   38,672  $  89,010  $  59,271  $   29,739
Corporate Securities.      42,328     17,375      24,953     39,451     16,401      23,050
Commercial Paper. . .      56,118     56,118           -     69,998     69,998           -
                       ----------  ---------  ----------  ---------  ---------  ----------
                       $  199,546  $ 135,921  $   63,625  $ 198,459  $ 145,670  $   52,789
                       ==========  =========  ==========  =========  =========  ==========


4.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 establishes a new and far-reaching consolidation accounting model. Although FIN No. 46 was initially focused on special purpose entities, the applicability of FIN No. 46 goes beyond such entities, regardless of whether the Company has voting or ownership control of such entities. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delays the effective date of FIN No. 46 for certain entities until March 31, 2004, and provides clarification regarding other implementation issues. The Company adopted Fin No. 46R in its quarter ending March 31, 2004. Adoption of Fin No. 46R has not had a significant impact on the Company's financial position or results of operations.


5.  RELATED-PARTY  TRANSACTIONS

     The  Company  leases  certain  retail  facilities  from  its  principal shareholders. Rental expense for these facilities was approximately $1.9 million, $2.2 million, and $2.1 million in 2001, 2002 and 2003, respectively. Rent expense for the three months ended March 31, 2004 and 2003 was $0.5 million in both periods. In addition, one of the Company's outside directors is a trustee of a trust that owns a property on which a single

99 Cents Only Store is located. Rent expense on this store amounted to $0.3 million in each of 2001, 2002 and 2003.

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores. The sale price consisted of $33.9 million in cash and was collected at closing. These proceeds were invested in the Company's investment accounts. Mr. Gold is also CEO and Chairman of 99 Cents Only Stores. In connection with this sale a management services and lease agreement was entered into between Universal and the Company. The service agreement provided for the Company to render certain administrative services to Universal, including information technology support, accounting, buying and human resource functions. The Company charged Universal management fees for these services. The lease agreement involved the property that served as Universal's primary warehouse and distribution facility. The lease was structured on a triple net basis and provided for rental payments of $120,000 per month. Resolution of Universal post closing business issues required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to December 2003. The service and lease agreements with Universal ended as of December 15, 2003 and there are no remaining amounts due to or from Universal under these agreements.


     The following is a summary of the transactions between the Company and Universal for 2001, 2002 and 2003 and a reconciliation of amounts due to/from shareholder resulting from such transactions (amounts in thousands):


                                                                       BALANCE (TO)
      MANAGEMENT   RENTAL   INVENTORY      INVENTORY      PAYMENTS         FROM
YEAR     FEES      INCOME    SALES TO   PURCHASES FROM    RECEIVED    SHAREHOLDER END
                            UNIVERSAL      UNIVERSAL                     OF PERIOD
2001    $   3,695  $ 1,440  $    4,693               -    ($11,483)           ($1,655)
2002    $   1,500  $ 1,440           -           ($460)     $  407     $        1,232
2003    $   1,440  $ 1,380           -               -     ($4,052)                 -
2004            -        -           -               -           -                  -


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

     The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor is there any separately identifiable statements of income data (below gross profit) to be disclosed.

      The Company accounts for inter-segment transfer at cost through its inventory accounts.

     At March 31, 2004, the Company had no customers representing more than 4.0% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three month periods ended March 31, 2004 and 2003 follows (amounts in thousands):


THREE MONTHS ENDED
     MARCH 31        RETAIL    WHOLESALE    TOTAL
                    --------  ----------  --------

2004
-----
Net sales. . . . .  $218,812  $   11,238  $230,050
Gross margin . . .    89,406       2,227    91,633

2003
-----
Net sales. . . . .  $184,713  $   11,710  $196,423
Gross margin . . .    77,084       2,314    79,398


7.  CONTINGENCIES


     A lawsuit is pending, filed by the Gillette Company against the Company, arising out of a dispute over the interpretation of a contract between the parties. Gillette, which is suing for breach of contract, alleges that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), plus fees, costs and interest. Also pending is a cross-complaint by the Company against Gillette, alleging breach of contract, fraud and unfair business acts. The Company expects a decision in this matter some time in the second quarter of 2004. It also expects that the decision will be appealed by one or both sides.

     In view of the inherent difficulty of predicting the outcome of legal matters of this nature, the Company cannot state with confidence what the eventual outcome of this matter will be. Based on current knowledge, this matter is not presently expected to have a material adverse effect on the Company's financial condition or liquidity, but it could have a material adverse effect on the Company's results of operations for the accounting period or periods in which it might be resolved.

     On May 7, 2003, the plaintiff, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest period and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. Plaintiff is now seeking leave to file an amended complaint that would (1) expand the class to include not only all current and former Store Managers who worked for the Company from May 7, 1999 but also all current and former Assistant Managers who worked for the Company during the same period; and (2) add claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. The parties are currently in settlement negotiations, and the Company has provided a reserve of $6.0 million for this matter in the quarter ending March 31, 2004.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF  OPERATIONS

GENERAL

     99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. During the three month period ended March 31, 2004, the majority of the Company's product offerings were comprised of recognizable name-brand merchandise and were regularly available for reorder.

     99 Cents Only Stores increased its net sales, operating income and income from continuing operations in each year from 1999 to 2002. In 2003, 99 Cents Only Stores had net sales of $862.5 million, operating income of $87.4 million and net income of $56.5 million. Sales increased 20.8% over 2002. Operating income and net income decreased 3.4% and 4.1% respectively from 2002. From 2000 through 2003, the Company had a compound annual growth rate in net sales, operating income and net income of 24.0%, 13.4% and 14.3%, respectively. For the three months ended March 31, 2004, 99 Cents Only Stores had net sales of $230.1 million, operating income of $13.7 million and net income of $9.3 million. Operating income and net income decreased 40.4% and 36.4%, respectively, for the first quarter of 2004 compared to the first quarter of 2003.

     During the three year period ending December 31, 2003, average net sales per estimated saleable square foot (computed for 99 Cents Only Stores open for the full year) declined from $318 per square foot to $308 per square foot. This trend reflects the Company's determination to target larger locations for new store development. Existing stores average approximately 21,500 gross square feet. From January 1, 2001 through December 31, 2003, the Company opened 92 new stores (including one relocation in 2001) that average approximately 24,700 gross square feet. The Company currently targets new store locations between 18,000 and 28,000 gross square feet. Although it is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores, larger stores generally achieve higher average annual store revenues and operating income. During the three years ending December 31, 2003, average net sales per store (computed for 99 Cents Only Stores open for the full year) increased from $4.5 million to $4.9 million.

     The Company's management believes that future growth will primarily result from new store openings facilitated by growth in our existing territories and expansion into new territories. The Company has now expanded into Texas, and expects to continue to open new stores in Texas as well as in California, Nevada and Arizona. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to most other densely populated areas of the country. The Company considers lease acquisitions or purchase opportunities as they become known to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable store locations. See Risk Factor "We depend mainly on new store openings outside of our traditional core market of Southern California for future growth."


CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer receivables, inventories, long-lived asset impairments, income taxes, self-insurance reserves, and commitments and contingencies.

     The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

     LONG-LIVED ASSET IMPAIRMENTS: The Company records impairments when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is assessed and measured by an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. Changes in market conditions can impact estimated future cash flows from use of these assets and impairment charges may be required should such changes occur.

     SELF-INSURANCE RESERVES: The Company is self-insured in relation to worker's compensation claims in California. The Company provides for losses of estimated known and incurred but not reported claims and actuarial valuations. Should a greater amount of claims occur compared to the estimates, reserves recorded may not be sufficient and additional expenses, which may be significant, could be incurred. The Company does not discount for the time value of money in its projected future cash outlays for its existing workers compensation claims.

UNIVERSAL  INTERNATIONAL  (DISCONTINUED  OPERATIONS)

     In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal International, Inc. and Odd's-n-End's, Inc. subsidiaries (together "Universal"). Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors at that time, the Company considered its successful opening of its first 99 Cents Only Stores outside of Southern California, in Las Vegas, Nevada. Given the success of the Las Vegas, Nevada stores, the Company believed that the 99 Cents Only Stores concept was portable to areas outside of Southern California. As a result, the Company has focused greater management resources to increasing its store growth rate and expanding aggressively into Nevada, Arizona and, in 2003, Texas.

     The Company adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame from when the Company classified Universal as a discontinued operation. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99 Cents Only Stores. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores provided certain ongoing administrative services to Universal in 2000 and 2001 pursuant to a service agreement for a management fee of 6% of Universal sales revenues. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. In 2002 the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. During 2003 the Company received $1.4 million in management fees under the service agreement from Universal and $1.4 million in lease payments. The service and lease agreements with Universal ended as of December 15, 2003 and there are no remaining amounts due to or from Universal under these agreements.


RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     NET SALES: Net sales increased $33.6 million, or 17.1%, to $230.1 million in the first quarter of 2004, from $196.4 million in the first quarter 2003. Retail sales increased $34.1 million to $218.8 million in the 2004 period from $184.7 million in the 2003 period. The nine net new stores opened in the first three months of 2004 added $6.2 million in sales. The full quarter effect of 38 net new stores opened in 2003 increased sales $27.5 million in the first quarter of 2004. Comparable store sales increased 0.2% in the quarter. Bargain Wholesale first quarter 2004 net sales were $11.2 and were $0.5 million less than the quarter ended March 31, 2003. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional retail customers.

     GROSS PROFIT: Gross profit increased approximately $12.2 million, or 15.4%, to $91.6 million in the 2004 period from $79.4 million in the 2003 period. Overall gross profit margin was 39.8% in the 2004 period versus 40.4% in the 2003 period. Gross margin percentage was impacted by 0.4% due to the increase in the grocery sales mix. Volume variances on health and beauty care and on import items including house-wares had a 0.4% impact on gross margin. Wholesale gross margin declined $0.1 million on lower sales volume.

     OPERATING EXPENSES: SG&A increased by $19.2 million, or 37.3%, to $70.5 million in the 2004 period from $51.3 million in the 2003 period. Retail store expenses increased $9.7 million on the addition of 44 more stores over first quarter 2003. Distribution costs increased $3.2 million. Distribution costs include $1.0 million for the Texas operation, a $1.2 million increase in delivery costs to the stores and a $1.0 million increase in labor. Other administrative costs increased $6.3 million, which includes a $6.0 million litigation reserve. As a percentage of net sales, total SG&A increased to 30.7% from 26.2% in the 2003 period.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $2.3 million on the addition of 44 more stores over first quarter 2003 and the addition of the Texas warehouse and the frozen and refrigerated facility.

     OPERATING INCOME: As a result of the items discussed above, operating income was $13.7 million in the 2004 period, a decrease of $9.2 million. Operating margin was 5.9% in the 2004 period versus 11.6% in the 2003 period.

     OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. Interest income was $1.6 million in the 2004 period and $0.9 million in the 2003 period. This difference in interest income results from valuation gains and interest rate variations. The Company had no bank debt during the three months ended March 31, 2004 or 2003. At March 31, 2004, the Company held $135.9 million in short-term investments and $63.6 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. Also included in the 2003 period is $0.4 million of income under a lease agreement with Universal International, Inc., for a distribution facility. The lease agreement expired as of December 15, 2003.

     PROVISION FOR INCOME TAXES: The provision for income taxes was $6.0 million in the 2004 period compared to $9.5 million in the 2003 period. The effective rate of the provision for income taxes was approximately 39.2% in 2004 and 39.4% 2003.

     NET INCOME: As a result of the items discussed above, net income decreased $5.3 million to $9.3 million in the 2004 period from $14.6 million in the 2003 period. Net income as a percentage of sales was 4.0% in the 2004 period and 7.4% in the 2003 period.

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

     Net cash provided by operations during the first quarter of 2004 and 2003 was $10.5 and $17.1 million, respectively, consisting primarily of $16.9 million and $20.6 million of net income, respectively, adjusted for non-cash items. In the first quarter of 2004, the Company used $6.4 million in working capital and other activities and in the first quarter of 2003 the Company used $3.5 million in working capital and other activities. Net cash used in working capital and other activities primarily reflects the increases in inventories in the amount of $8.8 million and $3.3 million and the reduction of accounts payable of $13.0 million and $3.6 million in the first quarter 2004 and 2003, respectively.

     Net cash used in investing activities during the first quarter of 2004 and 2003 was $10.8 and $25.9 million, respectively. In the first quarter of 2004, the Company used $9.7 million for the purchase of property and equipment and purchased $1.1 million of investments. In the first quarter of 2003, the Company used $23.1 million for the purchase of a new distribution center in Houston, Texas and $12.3 million for the purchase other property and equipment for new 2003 stores offset by $9.4 million from the sale of investments in marketable securities.

     Net cash provided by financing activities during the first quarter of 2004 and 2003 was $0.4 million and $1.1 million, respectively, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank.

     The Company opened 10 new 99 Cents Only Stores in the first quarter of 2004. The Company plans to open 38 additional new 99 Cents Only Stores in the remainder of 2004, with 13 in the second quarter, 15 in the third quarter and 10 in the fourth quarter. The average investment per new store opened in 2003, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $1.1 million and includes 6 stores that were purchased. The Company does not capitalize pre-opening expenses. The Company's cash needs for new store openings including acquired properties are expected to total approximately $54.0 million in 2004. The Company's total planned capital expenditures in 2004 for additions to fixtures and leasehold improvements of existing stores as well as for distribution and transportation equipment, information systems, expansion and replacement will be approximately $26.0 million. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $80.0 million in 2004. The Company intends to fund its liquidity requirements in 2004 out of net cash provided by operations, short-term investments and cash on hand.


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands) as of March 31, 2004.

                                          Less      1-3      3-5      More
                                       -------  -------  -------  --------
                                          than    Years    Years      than
                                       -------  -------  -------  --------
Contractual obligations       Total     1 Year                     5 Years
                             --------  -------                    --------

Capital lease obligations    $  1,582  $    40  $   490  $   398  $    654
Operating lease obligations   147,070   20,126   46,174   34,408    46,362
Other long-term liabilities
reflected on the Company's
balance sheet under GAAP        2,279        -        -        -     2,279
                             --------  -------  -------  -------  --------
Total                        $150,931  $20,166  $46,664  $34,806  $ 49,295
                             ========  =======  =======  =======  ========


LEASE  COMMITMENTS


     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2018. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations for the three month period ended March 31, 2004 and 2003 were $9.4 million and $7.3 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. Most leases have renewal options ranging from three to ten years.


RISK  FACTORS

INFLATION MAY AFFECT OUR ABILITY TO SELL MERCHANDISE AT THE 99 CENTS PRICE POINT

     Our ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond our control, including inflation. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on any incremental costs due to price increases or other factors. We believe that we will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing our selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require us to abandon our single price point of 99 cents per item, which could have a material adverse effect on our business and results of operations. See also "We are vulnerable to uncertain economic factors, changes in the minimum wage and workers' compensation and healthcare costs" for a discussion of additional risks attendant to inflationary conditions.

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

OUR  OPERATIONS  ARE  CONCENTRATED  IN  CALIFORNIA

     Currently, all but 47 of our 198, 99 Cents Only Stores are located in California. We operate 10 stores in Las Vegas, Nevada, 16 stores in Arizona and 21 stores in Houston, Texas. We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

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

WE  PURCHASE  IN  LARGE  VOLUMES  AND  OUR  INVENTORY  IS  HIGHLY  CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers. We recorded net inventory value of $116.2 million and $107.4 million at March 31, 2004 and December 31, 2003, respectively. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales continue to expand in importance and become a larger percentage of total sales in the future.

WE  FACE  STRONG  COMPETITION

     We compete in both the acquisition of inventory and sale of merchandise with other wholesalers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. In the future, new companies may also enter the deep-discount retail industry. Additionally, we currently face increasing competition for the purchase of quality close-out and other special-situation merchandise. Some of our competitors have substantially greater financial resources and buying power than we do. Our capability to compete will depend on many factors including our ability to successfully purchase and resell merchandise at lower prices than our competitors. We cannot assure you that we will be able to compete successfully against our current and future competitors.

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

WE  ARE  SUBJECT  TO  ENVIRONMENTAL  REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of March 31, 2004, we leased all but 30 of our stores and own three distribution facilities. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our Southern California warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At March 31, 2004, the Company had $199.5 million in marketable securities maturing at various dates through November 2009. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At March 31, 2004, the fair value of investments approximated the carrying value.


ITEM  4.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including David Gold (Chief Executive Officer) and Andrew Farina (Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Mr. Gold and Mr. Farina concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission.

CHANGES  IN  INTERNAL  CONTROLS  AND  FINANCIAL  REPORTING  PROCEDURES

     There have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2004.


SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including, without limitation, the section titled "Risk Factors"). The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

PART  II    OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS


     A lawsuit is pending, filed by the Gillette Company against the Company, arising out of a dispute over the interpretation of a contract between the parties. Gillette, which is suing for breach of contract, alleges that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), plus fees, costs and interest. Also pending is a cross-complaint by the Company against Gillette, alleging breach of contract, fraud and unfair business acts. The Company expects a decision in this matter some time in the second quarter of 2004. It also expects that the decision will be appealed by one or both sides.

     In view of the inherent difficulty of predicting the outcome of legal matters of this nature, the Company cannot state with confidence what the eventual outcome of the preceding matter will be. Based on current knowledge, this matter is not presently expected to have a material adverse effect on the Company's financial condition or liquidity, but it could have a material adverse effect on the Company's results of operations for the accounting period or periods in which it might be resolved.

     On May 7, 2003, the plaintiff, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest period and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. Plaintiff is now seeking leave to file an amended complaint that would (1) expand the class to include not only all current and former Store Managers who worked for the Company from May 7, 1999 but also all current and former Assistant Managers who worked for the Company during the same period; and (2) add claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. The parties are currently in settlement negotiations and the Company has provided a reserve of $6.0 million for this matter in the quarter ending March 31, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

               a. Exhibits 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2  Certification  of  Chief Financial Officer pursuant to
               Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                    32.1  Certification  of  Chief Executive Officer pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

                    32.2  Certification  of  Chief Financial Officer pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

               b.   Reports  on  Form  8-K

                    Report  on Form 8-K filed January 9, 2004; Item 12 reported.

                    Report on Form 8-K filed February 4, 2004; Item 12 reported.

                    Report  on  Form 8-K filed March 12, 2004; Item 12 reported.

                    Amendment to Report on Form 8-K filed March 12, 2004; Item 12 reported, amending Form 8-K filed March 12, 2004.

                    Report  on  Form 8-K filed March 18, 2004; Item 12 reported.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                       99 CENTS ONLY STORES
Date: April 29, 2004                                   /s/ Andrew A. Farina
                                                       --------------------


                                                       Andrew A. Farina
                                                       Chief Financial Officer
                                                       (Duly Authorized Officer)