Form 10-Q
period 2004-06-30
99 CENTS ONLY STORES
filed 2004-08-09
CIK 1011290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common  Stock,  No  Par  Value,  69,511,987  Shares  as  of  August 6, 2004

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   99 CENTS ONLY STORES
                               CONSOLIDATED BALANCE SHEETS
                         (Amounts In Thousands, Except Share Data)
                                       (UNAUDITED)

                                          ASSETS


                                                                  JUNE 30,     DECEMBER 31,
                                                                    2004          2003
                                                               -------------  --------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($2,176)  $         318
  Short-term investments. . . . . . . . . . . . . . . . . . .        97,887         145,670
  Accounts receivable, net of allowance for doubtful accounts
    of $143 as of June 30, 2004 and December 31, 2003 . . . .         2,156           2,245
  Income tax receivable . . . . . . . . . . . . . . . . . . .         7,186             841
  Deferred income taxes . . . . . . . . . . . . . . . . . . .        15,927          15,927
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .       126,459         107,409
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,815           2,717
                                                               -------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .       252,254         275,127

PROPERTY AND EQUIPMENT, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,566          35,680
  Building and improvements . . . . . . . . . . . . . . . . .        60,765          53,590
  Leasehold improvements. . . . . . . . . . . . . . . . . . .       116,633         100,666
  Fixtures and equipment. . . . . . . . . . . . . . . . . . .        60,522          56,124
  Transportation equipment. . . . . . . . . . . . . . . . . .         3,448           3,217
  Construction in progress. . . . . . . . . . . . . . . . . .        23,277          35,279
                                                               -------------  --------------
    Total property and equipment. . . . . . . . . . . . . . .       308,211         284,556
  Accumulated depreciation and amortization . . . . . . . . .       (97,279)        (81,991)
                                                               -------------  --------------
    Total net property and equipment. . . . . . . . . . . . .       210,932         202,565

OTHER ASSETS:
  Deferred income taxes . . . . . . . . . . . . . . . . . . .         9,717           9,717
  Long-term investments in marketable securities. . . . . . .        60,112          52,789
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .           628             534
  Long-term investments in partnerships . . . . . . . . . . .             -           4,366
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,231           8,140
                                                               -------------  --------------
                                                                     77,688          75,546
                                                               -------------  --------------
                                                               $    540,874   $     553,238
                                                               =============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  99 CENTS ONLY STORES
                               CONSOLIDATED BALANCE SHEETS
                        (Amounts In Thousands, Except Share Data)
                                       (UNAUDITED)

                          LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                JUNE 30,     DECEMBER 31,
                                                                  2004          2003
                                                              ------------  -------------
CURRENT LIABILITIES:
  Current portion of capital lease obligation. . . . . . . .  $         40  $          40
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        19,966         27,903
  Accrued expenses:
    Payroll and payroll-related. . . . . . . . . . . . . . .         4,112          3,592
    Sales tax. . . . . . . . . . . . . . . . . . . . . . . .         2,498          4,749
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .        11,640          4,622
  Worker's compensation. . . . . . . . . . . . . . . . . . .        20,363         16,319
                                                              ------------  -------------
    Total current liabilities. . . . . . . . . . . . . . . .        58,619         57,225
                                                              ------------  -------------

LONG-TERM LIABILITIES:
  Deferred compensation liability. . . . . . . . . . . . . .         2,446          2,114
  Deferred rent. . . . . . . . . . . . . . . . . . . . . . .         2,580          2,460
  Capitalized lease obligation, net of current portion . . .         1,530          1,553
                                                              ------------  -------------
    Total long-term liabilities. . . . . . . . . . . . . . .         6,556          6,127
                                                              ------------  -------------

COMMITMENTS AND CONTINGENCIES: . . . . . . . . . . . . . . .             -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
    Issued and outstanding-none. . . . . . . . . . . . . . .             -              -
  Common stock, no par value
   Authorized-200,000,000 shares
    Issued and outstanding - 70,116,787 at June 30, 2004 and
     72,032,788 at December 31, 2003 . . . . . . . . . . . .       212,040        210,893
  Retained earnings. . . . . . . . . . . . . . . . . . . . .       263,659        278,993
                                                              ------------  -------------
                                                                   475,699        489,886
                                                              ------------  -------------
                                                              $    540,874  $     553,238
                                                              ============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                         99 CENTS ONLY STORES
                                  CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                            (Amounts In Thousands, Except Per Share Data)
                                             (Unaudited)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   2004          2003          2004          2003
                                                -----------  ------------  ------------  ------------
NET SALES:
  99 Cents Only Stores . . . . . . . . . . . .  $   226,931  $   195,052   $   445,743   $   379,764
  Bargain Wholesale. . . . . . . . . . . . . .       10,335       11,981        21,573        23,691
                                                -----------  ------------  ------------  ------------
                                                    237,266      207,033       467,316       403,455
COST OF SALES. . . . . . . . . . . . . . . . .      151,399      124,230       289,816       241,254
                                                -----------  ------------  ------------  ------------
  Gross profit . . . . . . . . . . . . . . . .       85,867       82,803       177,500       162,201

OPERATING COSTS:
  Selling, general and administrative expenses       73,589       54,251       144,106       105,601
  Depreciation and amortization. . . . . . . .        7,868        5,483        15,321        10,617
                                                -----------  ------------  ------------  ------------
                                                     81,457       59,734       159,427       116,218
                                                -----------  ------------  ------------  ------------
  Operating income . . . . . . . . . . . . . .        4,410       23,069        18,073        45,983

OTHER (INCOME) EXPENSE:
  Investment (income) expense. . . . . . . . .          144         (503)       (1,483)       (1,370)
  Interest expense . . . . . . . . . . . . . .           30           31            62            63
  Other. . . . . . . . . . . . . . . . . . . .            -         (360)            -          (720)
                                                -----------  ------------  ------------  ------------
                                                        174         (832)       (1,421)       (2,027)
                                                -----------  ------------  ------------  ------------
  Income before provision for income taxes . .        4,236       23,901        19,494        48,010
PROVISION FOR INCOME TAXES . . . . . . . . . .        1,656        9,065         7,629        18,565
                                                -----------  ------------  ------------  ------------

NET INCOME . . . . . . . . . . . . . . . . . .  $     2,580  $    14,836   $    11,865   $    29,445
                                                ===========  ============  ============  ============
NET EARNINGS PER COMMON SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .  $      0.04  $      0.21   $      0.17   $      0.42
  Diluted. . . . . . . . . . . . . . . . . . .  $      0.04  $      0.21   $      0.16   $      0.41
SHARES USED IN COMPUTATION OF NET EARNINGS
PER COMMON SHARE
  Basic. . . . . . . . . . . . . . . . . . . .       71,437       71,038        71,751        70,754
  Diluted. . . . . . . . . . . . . . . . . . .       71,828       72,346        72,270        71,942

       The accompanying notes are an integral part of these consolidated financial statements.

                              99 CENTS ONLY STORES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           JUNE 30,
                                                       2004       2003
                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . .  $ 11,865   $ 29,445
  Adjustment to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization . . . . . . . . .    15,321     10,617
    Tax benefit from exercise of non-qualified
     employee stock options . . . . . . . . . . . .       194      5,801
  Changes in assets and liabilities associated with
    operating activities:
    Accounts receivable . . . . . . . . . . . . . .        89        207
    Inventories . . . . . . . . . . . . . . . . . .   (19,050)   (11,786)
    Other assets. . . . . . . . . . . . . . . . . .      (952)    (1,637)
    Accounts payable. . . . . . . . . . . . . . . .    (7,937)      (633)
    Accrued expenses. . . . . . . . . . . . . . . .     5,287     (1,453)
    Worker's compensation . . . . . . . . . . . . .     4,044        609
    Income taxes. . . . . . . . . . . . . . . . . .    (6,345)   (12,575)
    Deferred rent . . . . . . . . . . . . . . . . .       120        130
    Due from shareholders . . . . . . . . . . . . .         -       (238)
                                                     ---------  ---------
Net cash provided by operating activities . . . . .     2,636     18,487
                                                     ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . .   (20,796)   (47,736)
  Net sales of short-term and long-term investments    40,460     19,398
  Investment in partnerships. . . . . . . . . . . .     1,475         86
                                                     ---------  ---------
Net cash provided by (used in) investing activities    21,139    (28,252)
                                                     ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation. . . . . . .       (23)       (22)
  Repurchase of Company stock.. . . . . . . . . . .   (27,199)         -
  Proceeds from exercise of stock options . . . . .       953     14,267
                                                     ---------  ---------
Net cash (used in) provided by financing activities   (26,269)    14,245
                                                     ---------  ---------
NET (DECREASE) INCREASE IN CASH . . . . . . . . . .    (2,494)     4,480
CASH, beginning of period . . . . . . . . . . . . .       318      7,985
                                                     ---------  ---------
CASH, end of period . . . . . . . . . . . . . . . .   ($2,176)  $ 12,465
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

CONCENTRATION OF OPERATIONS

     As of June 30, 2004, 99 Cents Only Stores had 208 stores in operation. There were 152 stores located in California, 10 stores in Nevada, 18 stores in Arizona and 28 stores in Texas. The Company expects that it will continue to open additional stores in California as well as in Nevada, Arizona and Texas. Consequently, the Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in these regions.


2.   EARNINGS PER COMMON SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the fiscal period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three month and six month periods ended June 30, 2004 and 2003 follows (amounts in thousands):

                                                     3 MONTHS ENDED    6 MONTHS ENDED
                                                         JUNE 30,         JUNE 30,
                                                    ----------------  ----------------
                                                     2004     2003     2004     2003
                                                    -------  -------  -------  -------
Weighted average number of common shares
  outstanding-Basic. . . . . . . . . . . . . . . .   71,437   71,038   71,751   70,754
Dilutive effect of outstanding stock options . . .      391    1,308      519    1,188
                                                    -------  -------  -------  -------
Weighted average number of common shares
  outstanding-Diluted. . . . . . . . . . . . . . .   71,828   72,346   72,270   71,942
                                                    =======  =======  =======  =======

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three month and six month periods ended June 30, 2004 and 2003:

                (Amounts in thousands, except for per share data)

                                      3 MONTHS   3 MONTHS   6 MONTHS   6 MONTHS
                                         ENDED      ENDED      ENDED      ENDED
                                       JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                          2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------
     Net income, as reported . . . .  $   2,580  $  14,836  $  11,865  $  29,445
     Additional compensation
     Expense . . . . . . . . . . . .      1,991      1,687      4,152      2,601
                                      ---------  ---------  ---------  ---------
     Pro forma net income. . . . . .  $     589  $  13,149  $   7,713  $  26,624
                                      =========  =========  =========  =========
     Earnings per share:
     Basic-as reported . . . . . . .  $    0.04  $    0.21  $    0.17  $    0.42
     Basic-pro forma . . . . . . . .  $    0.01  $    0.19  $    0.11  $    0.38
     Diluted-as reported . . . . . .  $    0.04  $    0.21  $    0.16  $    0.41
     Diluted-pro forma . . . . . . .  $    0.01  $    0.19  $    0.11  $    0.37

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                         3 MONTHS   3 MONTHS   6 MONTHS   6 MONTHS
                                            ENDED      ENDED      ENDED      ENDED
                                          JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                             2004       2003       2004       2003
                                         ---------  ---------  ---------  ---------
     Risk free interest rate . . . . .      4.74%      3.35%      4.74%      3.35%
     Expected life . . . . . . . . . .   10 Years   10 Years   10 Years   10 Years
     Expected stock price volatility .      48.7%      50.2%      48.7%      50.2%
     Expected dividend yield . . . . .       None       None       None       None

3.   INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of June 30, 2004 and December 31, 2003, the fair value of investments equal the carrying values and were invested as follows (amounts in thousands):

                                       MATURITY                          MATURITY
                                       ---------                         ---------

                            JUNE 30,   WITHIN 1   1 YEAR OR   DEC. 31,   WITHIN 1   1 YEAR OR
                            ---------  ---------  ----------  ---------  ---------  ----------
                              2004       YEAR        MORE       2003       YEAR        MORE
                            ---------  ---------  ----------  ---------  ---------  ----------
Municipal Bonds and
Federal Agency
Bonds . . . . . . . . . .   $  78,002  $  38,914  $   39,088  $  89,010  $  59,271  $   29,739
Corporate Securities. . .      42,029     21,005      21,024     39,451     16,401      23,050
Commercial Paper. . . . .      37,968     37,968           -     69,998     69,998           -
                            ---------  ---------  ----------  ---------  ---------  ----------
                            $ 157,999  $  97,887  $   60,112  $ 198,459  $ 145,670  $   52,789
                            =========  =========  ==========  =========  =========  ==========

4.   NEW AUTHORITATIVE PRONOUNCEMENTS

     In January 2004, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 establishes a new and far-reaching consolidation accounting model. Although FIN No. 46 was initially focused on special purpose entities, the applicability of FIN No. 46 goes beyond such entities, regardless of whether the Company has voting or ownership control of such entities. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delayed the effective date of FIN No. 46 for certain entities until March 31, 2004, and provided clarification regarding other implementation issues. The Company adopted FIN No. 46 in its quarter ending March 31, 2004. Adoption of FIN No. 46 has not had a significant impact on the Company's financial position or results of operations.

     On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("Issue No. 03-1"). Issue 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Issue No. 03-1 is applicable for investments in (a) debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and (b) equity securities not subject to SFAS No. 115 and not accounted for under the equity method of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (considered "cost method investments"). For each category of investment disclosed in accordance with SFAS No. 115, disclosures are required in the annual financial statements of the aggregate amount of unrealized losses and the related fair value of those investments with unrealized losses, segregated by those investments in a continuous unrealized loss position for less than 12 months and those in such position for 12 months or longer. Additional information must be provided to allow financial statement users to understand the information considered in reaching a conclusion that any impairments are not other-than-temporary. Additional disclosures are required for cost method investments. The guidance in Issue No. 03-1 for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004. For investments accounted for pursuant to SFAS No. 115, the disclosure requirements under Issue No. 03-1 discussed above are effective for annual financial statements for fiscal years ending after December 15, 2003. For all other investments within the scope of Issue No. 03-1, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. Accordingly, the Company will reflect the disclosures required by Issue No. 03-1 in its annual financial statements for the year ended December 31, 2004. The adoption of Issue No. 03-1 is not expected to have a material impact on the Company's consolidated financial statements.

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

     Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. to a company owned 100% by Dave and Sherry Gold, both significant shareholders of 99 Cents Only Stores. The sale price consisted of $33.9 million in cash and was collected at closing. These proceeds were invested in the Company's investment accounts. Mr. Gold is also CEO and Chairman of 99 Cents Only Stores. In connection with this sale a management services and lease agreement was entered into between Universal and the Company. The service agreement provided for the Company to render certain administrative services to Universal, including information technology support, accounting, buying and human resource functions. The Company charged Universal management fees for these services. The lease agreement involved the property that served as Universal's primary warehouse and distribution facility. The lease was structured on a triple net basis and provided for rental payments of $120,000 per month. Resolution of Universal post closing business issues required the extension of the service agreement and lease arrangement with 99 Cents Only Stores to December 2003. The service and lease agreements with Universal ended as of December 15, 2003 and there are no remaining amounts due to or from Universal under these agreements. In 2004, the Company has not engaged in any transactions with Universal.

     The following is a summary of the transactions between the Company and Universal for 2001, 2002, and 2003 and a reconciliation of amounts due to/from shareholder resulting from such transactions (amounts in thousands):

                                                                      BALANCE (TO)
                            INVENTORY      INVENTORY                      FROM
      MANAGEMENT   RENTAL    SALES TO   PURCHASES FROM    PAYMENTS   SHAREHOLDER END
YEAR     FEES      INCOME   UNIVERSAL      UNIVERSAL      RECEIVED      OF PERIOD
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

     At June 30, 2004, the Company had no customers representing more than 4.0% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three and six month periods ended June 30, 2004 and 2003 follows (amounts in thousands):

               THREE MONTHS ENDED
                    JUNE 30         RETAIL   WHOLESALE    TOTAL
                                   --------  ----------  --------

               2004
               ----
               Net sales. . . . .  $226,931  $   10,335  $237,266
               Gross margin . . .    83,813       2,054    85,867

               2003
               ----
               Net sales. . . . .  $195,052  $   11,981  $207,033
               Gross margin . . .    80,436       2,367    82,803


               SIX MONTHS ENDED
                    JUNE 30         RETAIL   WHOLESALE    TOTAL
                                   --------  ----------  --------

               2004
               ----
               Net sales. . . . .  $445,743  $   21,573  $467,316
               Gross margin . . .   173,219       4,281   177,500

               2003
               ----
               Net sales. . . . .  $379,764  $   23,691  $403,455
               Gross margin . . .   157,520       4,681   162,201


7.   CONTINGENCIES

     In view of the inherent difficulty of predicting the outcome of legal matters of the nature identified below, the Company cannot state with confidence what the eventual outcome of these matters will be. Based on current knowledge, these matters are not presently expected to have a material adverse effect on the Company's financial condition or liquidity, but each could have a material adverse effect on the Company's results of operations for the accounting period or periods in which they might be resolved.

     Gillette Company vs. 99 Cents Only Stores. (Los Angeles Superior Court). The trial in the lawsuit filed by the Gillette Company against 99 Cents Only Stores, arising out of a dispute over the interpretation of a contract between the parties, has concluded. Gillette was suing for breach of contract, alleging that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), and the Company cross-complained against Gillette, alleging breach of contract, fraud and unfair business acts. The jury's verdict resulted in a net liability to the Company of the principal sum of approximately $0.3 million. It is expected that this decision will be the subject of post-trial motions and appeals.

     Melgoza vs. 99 Cents Only Stores (Los Angeles Superior Court); Ramirez vs. 99 Cents Only Stores (Los Angeles Superior Court). On May 7, 2003, Melgoza, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest period and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present.

     On June 9, 2004, Ramirez, a former Assistant Manager who is represented by the same counsel as Melgoza, filed a putative class action complaint that makes the same allegations with respect to current and former Assistant Managers at our stores that are named in the Melgoza action with respect to our current and former Store Managers. The Ramirez complaint also added claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004.

     We are in final settlement negotiations to resolve the Melgoza and Ramirez cases via one consolidated settlement. The Company provided a reserve of $6.0 million for this matter in the quarter ended March 31, 2004.

     Ortiz and Perese vs. 99 Cents Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company's Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages for these employees.

     On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing adequately to describe various aspects of the Company's operations and prospects. Two other plaintiffs, Ralph Schwartz and Samuel Toovy, filed complaints in the same court on June 24 and July 2, 2004, respectively, making substantially the same allegations against the same defendants and seeking to represent the same putative class. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

GENERAL

     99 Cents Only Stores (the "Company") is a leading deep-discount retailer of primarily name-brand, consumable general merchandise. The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, close-out merchandise. The majority of the Company's product offerings are comprised of recognizable name-brand merchandise and are regularly available for reorder.

     99 Cents Only Stores increased its net sales, operating income and income from continuing operations in each year from 1999 to 2002. In 2003, 99 Cents Only Stores had net sales of $862.5 million, operating income of $87.4 million and net income of $56.5 million. Sales increased 20.8% over 2002. Operating income and net income decreased 3.4% and 4.1% respectively from 2002. From 2000 through 2003, the Company had a compound annual growth rate in net sales, operating income and net income of 24.0%, 13.4% and 14.3%, respectively. For the three months ended June 30, 2004, 99 Cents Only Stores had net sales of $237.3 million, operating income of $4.4 million and net income of $2.6 million. Operating income and net income decreased 80.9% and 82.6%, respectively, for the second quarter of 2004 compared to the second quarter of 2003. For the six months ended June 30, 2004, 99 Cents Only Stores had net sales of $467.3 million, operating income of $18.1 million and net income of $11.9 million. Operating income and net income decreased 60.7% and 59.7%, respectively, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     During the three-year period ending December 31, 2003, average net sales per estimated saleable square foot (computed for 99 Cents Only Stores open for the full year) declined from $318 per square foot to $308 per square foot. This trend reflects the Company's efforts during this period to target larger locations for new store development. Existing stores average approximately 21,700 gross square feet. From January 1, 2001 through June 30, 2004, the Company opened 113 net new stores that average approximately 21,600 gross square feet. The Company has targeted new store locations between 16,000 and 28,000 gross square feet. It is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores. During the three years ending December 31, 2003, average net sales per store (computed for 99 Cents Only Stores open for the full year) increased from $4.5 million to $4.9 million.

     The Company's management believes that future growth will primarily result from new store openings facilitated by growth in our existing territories and expansion into new territories. The Company has stores in California, Texas, Nevada and Arizona. The Company believes that its concept of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to other densely populated areas of the country. The Company considers lease acquisitions or purchase opportunities as they become known to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable store locations. See Risk Factor "We depend mainly on new store openings outside of our traditional core market of Southern California for future growth."


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

     SELF-INSURANCE RESERVES: The Company is self-insured for its worker's compensation claims in California. The Company provides for losses based on the total estimated cost of actual claims reported and an estimate of incurred but not reported claims incorporating the latest available actuarially determined information. If current claims or spending trends differ from historical trends used in the last actuarial evaluation, the Company may be required to record adjustments to its workers' compensation reserve, which could materially impact future results. The Company does not discount for the time value of money in its projected future cash outlays for its existing workers compensation claims.


UNIVERSAL INTERNATIONAL (DISCONTINUED OPERATIONS)

     In December 1999, the Company determined it would be in its best interest, and that of its shareholders, to focus its efforts on increasing the growth rate of 99 Cents Only Stores. In conjunction with its revised growth strategy, the Company decided to sell its Universal International, Inc. and Odd's-n-End's, Inc. subsidiaries (together "Universal"). Universal operated a multi-price point variety chain, with 65 stores located in the Midwest, Texas and New York, under the trade names Only Deals and Odd's-N-End's. Among other factors at that time, the Company considered its successful opening of its first 99 Cents Only Stores outside of Southern California, in Las Vegas, Nevada. Given the success of the Las Vegas, Nevada stores, the Company believed that the 99 Cents Only Stores concept was portable to areas outside of Southern California. As a result, the Company focused greater management resources to increasing its store growth rate and expanding aggressively into Nevada, Arizona and, in 2003, Texas.

     The Company adopted a definitive plan to sell Universal within one year, as set forth by guidelines for the accounting treatment of discontinued operations. The Company engaged an investment-banking firm to evaluate and identify potential buyers for the Universal business and expected to sell Universal within the one-year time frame from when the Company classified Universal as a discontinued operation. The investment banking firm's marketing process focused upon selling the business as a going concern. From June 2000 through August 2000, sales presentations were delivered to both strategic buyers and financial buyers. This process did not generate the expected interest level from potential buyers that had been anticipated. The highest offer for the Universal business was significantly less than the Company's expectations. As a result of the difficulties encountered in trying to sell Universal and the necessity to complete the process by December 31, 2000, it was decided by the Board of Directors to be in the Company's and the shareholders' best interest to sell Universal for the Company's carrying value as of the close of business on September 30, 2000 to Universal Deals, Inc. and Universal Odd's-n-End's, Inc., both of which are owned 100% by David and Sherry Gold, both significant shareholders of 99 Cents Only Stores. Mr. Gold is also Chairman and CEO of 99

Cents Only Stores. The sale was effective as of the close of business on September 30, 2000. The purchase price for Universal was paid in cash and was equal to the Company's carrying book value of the assets of Universal at September 30, 2000 or $33.9 million. The net assets at September 30, 2000 included $29.2 million in inventory, net fixed assets of $7.6 million and $0.6 million of other assets. These assets were offset by $3.5 million of accounts payable, accrued and other liabilities. In connection with this transaction, 99 Cents Only Stores provided certain ongoing administrative services to Universal in 2000 and 2001 pursuant to a service agreement for a management fee of 6% of Universal sales revenues. During fiscal year 2000, the Company recorded an additional net loss from discontinued operations of $1.1 million, net of tax benefit of $0.7 million, for operating losses incurred through the date of sale, in excess of the amounts originally provided in 1999. In the fourth quarter of 2000, the Company received $1.3 million in management fees under the service agreement with Universal. The Company also received $0.4 million in lease payments for rental of a distribution facility to Universal. During 2001, the Company received $3.7 million in fees under the service agreement, $1.4 million in lease payments and sold $4.7 million in merchandise at a 10% mark-up. In 2003 the Company received $1.5 million in management fees under the service agreement from Universal and $1.4 million in lease payments. It also purchased $0.4 million of closeout inventory from Universal. During 2003 the Company received $1.4 million in management fees under the service agreement from Universal and $1.4 million in lease payments. The service and lease agreements with Universal ended as of December 15, 2003 and there are no remaining amounts due to or from Universal under these agreements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     NET SALES: Net sales increased $30.2 million, or 14.6%, to $237.3 million in the second quarter of 2004, from $207.0 million in the second quarter 2003. Retail sales increased $31.9 million to $226.9 million in the 2004 period from $195.1 million in the 2003 period. The new stores opened in 2004 contributed $14.7 million of the increase. Sales from comparable stores were down 2.5% or $4.8 million based in part on a very strong 9.8% comp store sales performance in the 2003 period, along with a shorter Easter selling season in the 2004 period. Sales from all other non-comparable stores were up $22.0 million. Bargain Wholesale second quarter 2004 net sales were $10.3 million versus $12.0 million in the quarter ended June 30, 2003. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional retail customers.

     GROSS PROFIT: Gross profit dollars increased approximately $3.1 million, or 3.7%, to $85.9 million in the 2004 period from $82.8 million in the 2003 period. Overall gross profit margin was 36.2% in the 2004 period versus 40.0% in the 2003 period. Retail gross margin was 36.9% versus 41.2% in the second quarter of 2003. Retail gross margin was impacted by 3.6% as a result of an $8.2 million inventory shrinkage provision recorded in the second quarter of 2004. The Company has engaged a consulting firm to review and document selected inventory management processes and controls and identify potential weaknesses to assist with reduction of inventory shrinkage, including those associated with perishable products. The remaining 0.7% difference in the retail gross margin is primarily attributed to growth in the grocery segment of the sales mix and higher costs of commodities such as milk. The wholesale gross margin was consistent with prior quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $19.3 million, or 35.6%, to $73.6 million in the second quarter of 2004 from $54.3 million in the second quarter of 2003. Selling, general and administrative expenses in the second quarter of 2004 were 31.0% of sales compared to 26.2% in the second quarter of 2003. The Company provided an additional $4 million or 1.7% of sales for its California workers compensation reserve. Wage and benefit costs as a percent of sales increased 0.85%, due primarily to increases in retail labor; an additional 0.75% for professional, legal and audit fees; 0.3% for store delivery costs; 0.9% for retail store rent; 0.2% for advertising in new markets and 0.1% for other costs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $2.4 million on the addition of 44 more stores over the number of stores at the end of June 30, 2003 and the addition of the Texas warehouse and the new frozen and refrigerated warehouse facility in Los Angeles.

     OPERATING INCOME: As a result of the items discussed above, operating income was $4.4 million in the 2004 period, a decrease of $18.7 million over the same period in 2003. Operating margin was 1.9% in the 2004 period versus 11.1% in the 2003 period.

     OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. The Company recorded a net loss of $0.1 million from its marketable securities in the current period compared to income of $0.5 million in the 2003 period. This difference in net interest and other income results from valuation losses on certain of its bonds due to fluctuation of the market rate of interest and the corresponding effect on bond values. The Company had no bank debt during the three months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the Company held $97.9 million in short-term investments and $60.1 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. Also included in the 2003 period is $0.4 million of income under a lease agreement with Universal International, Inc., for a distribution facility. The lease agreement expired as of December 15, 2003.

     PROVISION FOR INCOME TAXES: The provision for income taxes was $1.7 million in the 2004 period compared to $9.1 million in the 2003 period. The effective rate of the provision for income taxes was approximately 39.1% in 2004 and 37.9% in 2003. This rate variation results from fluctuations in the Company's available tax credits and municipal tax-exempt interest.

     NET INCOME: As a result of the items discussed above, net income decreased $12.2 million to $2.6 million in the 2004 period from $14.8 million in the 2003 period. Net income as a percentage of sales was 1.1% in the 2004 period and 7.2% in the 2003 period.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     NET SALES: Net sales increased $63.9 million, or 15.8%, to $467.3 million in the first six months of 2004, from $403.5 million in the first six months of 2003. Retail sales increased $66.0 million to $445.7 million in the 2004 period from $379.8 million in the 2003 period. The new stores opened in the 2004 period contributed $19.7 million of the increase. Sales from comparable stores were down 1.1% or $4.0 million. The Company believes the same store sales comparison while being negative were in comparison to a strong 7.4% comp store sales performance in the prior year. Sales from all other non-comparable stores were up $49.1 million. Bargain Wholesale sales for the six months ended June 30, 2004 were $21.6 million versus $23.7 million in the 2003 period. This decline in the wholesale business results from generally weaker sales and economic conditions for the Company's small regional retail customers.

     GROSS PROFIT: Gross profit dollars increased approximately $15.3 million, or 9.4%, to $177.5 million in the 2004 period from $162.2 million in the 2003 period. Overall gross profit margin was 38.0% in the 2004 period versus 40.2% in the 2003 period. Retail gross margin was 38.9% versus 41.5% in the first six months of 2003. Retail gross margin was impacted by 1.8% as a result of an $8.2 million inventory shrinkage provision recorded in the second quarter of 2004. The company has engaged a consulting firm to review and document selected inventory management processes and controls and identify potential weaknesses to assist with reduction of inventory shrinkage, including those associated with perishable products. The remaining 0.8% difference in the retail gross margin is primarily attributed to growth in the grocery segment of the sales mix and higher costs of commodities such as eggs and milk. The wholesale gross margin percentage is consistent with prior quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $38.5 million, or 36.5%, to $144.1 million in the first six months of 2004 from $105.6 million in the first six months of 2003. Selling, general and administrative expenses in the quarter were 30.8% of sales compared to 26.2% in the first six months of 2003. The Company provided an additional $4.0 million or 0.9% of sales for its California workers compensation reserve. Distribution costs increased 0.6% of sales primarily due to overcapacity of the Company's Los Angeles distribution center and fuel and transportation costs. Legal and professional fee cost increased 1.7% of sales or $8.1 million, including 1.3% or $6.0 million for a litigation reserve; 0.7% for retail store rent; 0.1% for advertising in new markets and 0.6% for other costs.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $4.7 million on the addition of 44 more stores over the number of stores at the end of June 30, 2003 and the addition of the Texas warehouse and the frozen and refrigerated warehouse facility in Los Angeles.

     OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. The Company recorded net interest income of $1.5 million from its marketable securities in the first six months of 2004 compared to income of $1.4 million in the 2003 period. This difference in net interest income results from valuation losses in the second quarter of 2004 on certain of its bonds due to fluctuation of the market rate of interest and the corresponding effect on bond values. The Company had no bank debt during the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the Company held $97.9 million in short-term investments and $60.1 million in long-term investments. The Company's short-term and long-term investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. Also included in the 2003 period is $0.7 million of income under a lease agreement with Universal International, Inc., for a distribution facility. The lease agreement expired as of December 15, 2003.

     PROVISION FOR INCOME TAXES: The provision for income taxes was $7.6 million in the six month period ended 2004 compared to $18.6 million in the 2003 period. The effective rate of the provision for income taxes was approximately 39.1% in 2004 and 38.7% in 2003. This rate variation results from fluctuations in the Company's available tax credits and municipal tax-exempt interest.

     NET INCOME: As a result of the items discussed above, net income decreased $17.6 million to $11.9 million in the 2004 period from $29.4 million in the 2003 period. Net income as a percentage of sales was 2.5% in the 2004 period and 7.3% in the 2003 period.


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

     Net cash provided by operations during the first six months of 2004 and 2003 was $2.6 million and $18.5 million, respectively, consisting primarily of $11.9 million and $29.4 million of net income, respectively, adjusted for non-cash items. In the first six months of 2004, the Company used $24.7 million in working capital and other activities and in the first six months of 2003 the Company used $27.4 million in working capital and other activities. Net cash used in working capital and other activities primarily reflects the Company's increases in inventories of $19.1 million in 2004 and $11.8 million in 2003, net payment of income taxes of $6.3 million and $12.6 million respectively in 2004 and 2003 and net reduction of accounts payable of $7.9 million in 2004 and $0.6 million in 2003.

     Net cash provided by investing activities during the first six months of 2004 was $21.1 million. In 2003, net cash used in investing activities was $28.3 million. In the first six months of 2004, the Company used $20.8 million for the purchase of property and equipment. Also in the first six months of 2004, the Company sold $40.5 million of marketable securities. In the same period in 2003, the Company used $47.7 million for the purchase of property and equipment (including $23.0 million used for the purchase of a new distribution center in Houston, Texas), and sold marketable securities of $19.4 million.

     Net cash used in financing activities in the first six months of 2004 was $26.3 million. The Company used $27.2 million for the purchase of its common stock and received $1.0 million from the exercise of non-qualified stock options. During the first six months of 2003, net cash provided by financing activities was $14.2 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank.

     The Company opened 21 new stores and closed 2 stores in the first six months of 2004. The Company plans to open 17 to 21 additional new stores in the remainder of 2004, with 9 planned in the third quarter and 8 to 12 planned in the fourth quarter. The Company is also currently in the process of reconsidering the size, the number and the location of stores that it will open in 2005. The average investment per new store opened in 2004, including leasehold improvements, furniture, fixtures and equipment, inventory and pre-opening expenses, was approximately $1.1 million and includes 2 stores that were purchased. The Company does not capitalize pre-opening expenses. The Company's remaining cash needs for new store openings including acquired properties are expected to total approximately $20.0 to $26.0 million in 2004. The Company's planned capital expenditures in 2004 for additions to fixtures and leasehold improvements of existing stores and for distribution and transportation equipment, information systems, expansion and replacement will be approximately $25.0 million and includes a warehouse facility in Los Angeles for which the Company currently is in escrow. The Company believes that its total capital expenditure requirements (including new store openings) will approximate $70.0 million in 2004. The Company intends to fund its liquidity requirements in 2004 out of net cash provided by operations, short-term investments and cash on hand.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands) as of June 30, 2004.

                                             Less                        More
                                            -------                    --------
                                             than      1-3      3-5      than
                                            -------  -------  -------  --------
     Contractual obligations       Total    1 Year    Years    Years   5 Years
                                  --------  -------  -------  -------  --------
     Capital lease obligations    $  1,570  $    40  $   490  $   438  $    602
     Operating lease obligations   217,838   32,276   62,425   50,325    72,812
     Other long-term liabilities
     reflected on the Company's
     balance sheet                   2,446        -        -        -     2,446
                                  --------  -------  -------  -------  --------
     Total                        $221,854  $32,316  $62,915  $50,763  $ 75,860
                                  ========  =======  =======  =======  ========

LEASE  COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2020. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations for the three-month period ended June 30, 2004 and 2003 were $11.1 million and $7.6 million, respectively. Rental expense charged to operations for the six-month periods ended June 30, 2004 and 2003 were $20.5 million and $15.0 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options. Most leases have renewal options ranging from three to ten years.

RISK  FACTORS

INFLATION MAY AFFECT OUR ABILITY TO SELL MERCHANDISE AT THE 99 CENTS PRICE POINT

     Our ability to provide quality merchandise at the 99 cents price point is subject to certain economic factors, which are beyond our control, including inflation. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on any incremental costs due to price increases or other factors. We believe that we will be able to respond to ordinary price increases resulting from inflationary pressures by adjusting the number of items sold at the single price point (e.g., two items for 99 cents instead of three items for 99 cents) and by changing our selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require us to abandon our single price point of 99 cents per item, which could have a material adverse effect on our business and results of operations. Recently the Company has encountered inflationary pressure that has negatively impacted the cost and corresponding margins of certain of its products. See also "We are vulnerable to uncertain economic factors, changes in the minimum wage and workers' compensation and healthcare costs" for a discussion of additional risks attendant to inflationary conditions.

WE DEPEND MAINLY ON NEW STORE OPENINGS OUTSIDE OF OUR TRADITIONAL CORE MARKET OF SOUTHERN CALIFORNIA FOR FUTURE GROWTH

     Our sales and operating income growth results depend largely on our ability to open and operate new stores outside of our traditional core market of Southern California successfully and to manage a larger business profitably. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, successfully compete against local competition, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel at further distances from the Company's headquarters. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and controls or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

     We also cannot assure you that we will improve our results of operations when we open new stores. A variety of factors, including store location, store size, rental terms, competition, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. We cannot assure you that our new stores will achieve the sales per saleable square foot and store-level operating margins currently achieved at our existing stores. If our new stores on average fail to achieve these results, our planned expansion could produce a decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. The opening of new stores in existing and in new markets has in the past and may in the future be less profitable in both new areas outside its core Southern California market and/or reduce retail sales of existing stores in those markets, negatively affecting comparable store sales.

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

     As of June 30, 2004, all but 56 of our 208, 99 Cents Only Stores are located in California. We operate 10 stores in Las Vegas, Nevada, 18 stores in Arizona and 28 stores in Texas. We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. Accordingly, our results of operations and financial condition largely depend upon trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

     In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties.

WE COULD EXPERIENCE DISRUPTIONS IN RECEIVING AND DISTRIBUTION

     Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations, as well as unexpected demands on our transportation network, which could cause delays in delivery of merchandise to or from our warehouses to our stores. Such demands and delays have recently occurred at the Company's distribution center in Los Angeles. Collective bargaining efforts relative to discussions with representatives of truck drivers employed at the Los Angeles distribution center could give rise to labor unrest. A fire, earthquake or other disaster at our warehouses could also hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties. Although we try to limit our risk of exposure to potential product liability claims, we do not know if the limitations in our agreements are enforceable. We maintain insurance covering damage from use of our products. If any product liability claim is successful and large enough, our business could suffer.

WE DEPEND UPON OUR RELATIONSHIPS WITH OUR SUPPLIERS AND THE AVAILABILITY OF CLOSE-OUT AND SPECIAL-SITUATION MERCHANDISE

     Our success depends in large part on our ability to locate and purchase quality close-out and special-situation merchandise at attractive prices. This helps us maintain a mix of name-brand and other merchandise at the 99 cents price point. We cannot be certain that such merchandise will continue to be available in the future at a price that will be consistent with historical costs. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth. Additionally, our suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from our inventory. Although we believe our relationships with our suppliers are good, we do not have long-term agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various privately-held companies and individuals as the deep discount retail segment continues to expand outside and within existing retail channels. Although we do not depend on any single supplier or group of suppliers and believe we can successfully compete in seeking out new suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers and from time to time this can result in an over capacity situation in the warehouse and place stress on the Company's warehouse and distribution operations. Our store and warehouse inventory approximated $126.5 million and $107.4 million at June 30, 2004 and December 31, 2003, respectively. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales continue to expand in importance and become a larger percentage of total sales in the future.

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

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS, CHANGES IN THE MINIMUM WAGE AND WORKERS' COMPENSATION AND HEALTHCARE COSTS

     Our ability to provide quality merchandise at our 99 cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

-  increases in inflation;
-  increases in operating costs;
-  increases in employee healthcare costs;
-  increases in workers' compensation benefits;
-  increases in prevailing wage levels;
-  increases in legal costs;
-  increases in government regulatory cost;
-  decreases in consumer confidence levels;
-  increases in fuel costs and
-  increases in minimum wage costs.

     Our self-insured workers' compensation reserves are subject to actuarial reviews, which could increase the overall cost of workers' compensation benefits. The California Assembly has passed a bill to increase the minimum wage by $0.50 in January 2005 and an additional $0.50 January 2006. Certain municipalities have enacted or are considering "living wage" laws, which often mandate wage levels in excess of present federal and state minimum wages and/or enhanced benefits. Because we provide consumers with merchandise at a 99 cents fixed price point, we typically cannot pass on cost increases to our customers.

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

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2002 and 2003, we generated approximately 29.5% and 28.7%, respectively, of our net sales and approximately 32.7% and 26.6% respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter it could have an adverse impact on our profitability and impair our results of operations for the entire year. Transportation scheduling, warehouse capacity constraints, labor disruptions, adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year.

     In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

-  the  number  and  location  of  new  stores and timing of new store openings;
-  the level of advertising and pre-opening expenses associated with new stores;
-  the  integration  of  new  stores  into  our  operations;
-  general  economic  health  of  the  deep-discount  retail  industry;
-  changes  in  the  mix  of  products  sold;
-  unexpected  increases  in  shipping  costs;
-  ability  to  successfully  manage  our  inventory  levels;
-  changes  in  our  personnel;
-  fluctuations  in  the  amount  of  consumer  spending;
- the amount and timing of operating costs and capital expenditures relating to the growth of our business.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may become liable for the costs of removing any hazardous substances found on the property. These laws and regulations often impose liability without regard to fault. As of June 30, 2004, we leased all but 30 of our stores and own three distribution facilities. However, in the future we may be required to incur substantial costs for preventive or remedial measures associated with the presence of hazardous materials. In addition, we operate one underground diesel storage tank and one above-ground propane storage tank at our Southern California warehouse. Although we have not been notified of, and are not aware of, any current environmental liability, claim or non-compliance, we could incur costs in the future related to our leased properties and our storage tanks. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them. We cannot assure you that our policies and training will successfully help us avoid potential violations of these environmental laws and regulations in the future.

ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of June 30, 2004, 22,736,242 or 32.4% of shares outstanding. As a result, they have the ability to influence all matters requiring the vote of our shareholders, including the election of our directors and most of our corporate actions. They can also control our policies and potentially prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

OUR STOCK PRICE COULD FLUCTUATE WIDELY

     Trading prices for our common stock could fluctuate significantly due to many factors, including:

-  the depth of the market for our common stock;
- changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
-  variations in our operating results;
- conditions or trends in our industry or industries of any of our significant clients;
-  the conditions of the market generally;
-  additions or departures of key personnel;
-  future sales of our common stock; and
-  increased competition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At June 30, 2004, the Company had $158.0 million in marketable securities maturing at various dates through November 2009. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. We do not enter into any derivative or interest rate hedging transactions. Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At June 30, 2004, the fair value of investments approximated the carrying value.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including David Gold (our Chief Executive Officer) and Andrew Farina (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Mr. Gold and Mr. Farina concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system can be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.


CHANGES IN INTERNAL CONTROLS AND FINANCIAL REPORTING PROCEDURES

     As previously announced on June 11, 2004, during the second quarter of fiscal 2004 and in connection with physical counts of our retail store inventories performed by an outside service and our inventory control department, as well as a review of related inventory accounting processes, the Company's management determined that it was necessary to make an additional shrinkage provision of $8.2 million. We believe this may indicate a deficiency in our internal controls and processes, relating to inventory management and reporting.

     We are currently focused on implementing changes to our internal controls to address what we believe are the weaknesses. In June 2004, we hired an outside consulting firm to review and document selected inventory management processes and controls and identify potential weaknesses to assist with the reduction of inventory shrinkage, including those associated with perishable products. In addition to responding to the recommendations of our consultants, we plan to adopt updated policies in the third and fourth quarter of 2004 to tighten procedures around the transfer and movement of inventory received from suppliers at both the retail stores and the Company's distribution centers, as well as inter and intra-store and warehouse transfers of inventory.

     Other than implementing the matters discussed above, there have been no changes in our internal control over financial reporting in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In view of the inherent difficulty of predicting the outcome of legal matters of the nature identified below, the Company cannot state with confidence what the eventual outcome of these matters will be. Based on current knowledge, these matters are not presently expected to have a material adverse effect on the Company's financial condition or liquidity, but each could have a material adverse effect on the Company's results of operations for the accounting period or periods in which they might be resolved.

     Gillette Company vs. 99 Cents Only Stores. (Los Angeles Superior Court). The trial in the lawsuit filed by the Gillette Company against 99 Cents Only Stores, arising out of a dispute over the interpretation of a contract between the parties, has concluded. Gillette was suing for breach of contract, alleging that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), and the Company cross-complained against Gillette, alleging breach of contract, fraud and unfair business acts. The jury's verdict resulted in a net liability to the Company of the principal sum of approximately $0.3 million. It is expected that this decision will be the subject of post-trial motions and appeals.

     Melgoza vs. 99 Cents Only Stores (Los Angeles Superior Court); Ramirez vs. 99 Cents Only Stores (Los Angeles Superior Court). On May 7, 2003, Melgoza, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest period and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present.

     On June 9, 2004, Ramirez, a former Assistant Manager who is represented by the same counsel as Melgoza, filed a putative class action complaint that makes the same allegations with respect to current and former Assistant Managers at our stores that are named in the Melgoza action with respect to our current and former Store Managers. The Ramirez complaint also added claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004.

We are in final settlement negotiations to resolve the Melgoza and Ramirez cases via one consolidated settlement. The Company provided a reserve of $6.0 million for this matter in the quarter ended March 31, 2004.

     Ortiz and Perese vs. 99 Cents Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company's Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages for these employees.

     On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing adequately to describe various aspects of the Company's operations and prospects. Two other plaintiffs, Ralph Schwartz and Samuel Toovy, filed complaints in the same court on June 24 and July 2, 2004, respectively, making substantially the same allegations against the same defendants and seeking to represent the same putative class. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


The table below sets forth information with respect to our repurchases of our common stock during the three months ended June 30, 2004.

                                         Total Number of
                                       --------------------
                  Total      Average          Shares          Maximum Number of
              -------------  --------  --------------------  -------------------
                Number of     Price    Purchased as Part of  Shares that May Yet
              -------------  --------  --------------------  -------------------
                 Shares        per      Publicly Announced   Be Purchased Under
              -------------  --------  --------------------  -------------------
Month           Purchased     Share     Plans or Programs        the Program
------------  -------------  --------  --------------------  -------------------
April 2004
(4/01/04 to                                                            3,000,000
4/30/04)                --         --                    --

May 2004
(5/01/04 to
5/31/04)                __         __                    __            3,000,000

June 2004
(6/01/04 to
6/30/04)      1,970,000 (1)  $  14.70             1,970,000            1,030,000

(1) On May 14, 2004, we announced that our Board of Directors had approved the repurchase of up to 3,000,000 shares of our common stock. The shares were authorized to be purchased, from time to time, in open market transactions or privately negotiated transactions over a period ending on May 31, 2005. The repurchase program is being effected from time to time, based on our evaluation of market conditions and other factors. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased during the three months ended June 30, 2004 were purchased in open market transactions through this program.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


The Company held its 2004 Annual Meeting of Stockholders on June 11, 2004. A quorum of shareholders were present either in person or by proxy. There were four matters submitted to a vote of the shareholders.

The first matter was the election of nine directors to hold office for a one-year term. All directors who were nominated were elected. The results of the election are set forth in the following table:

DIRECTOR                VOTES FOR        VOTES AGAINST
-----------------       ----------       -------------
Eric Schiffer           68,147,943           1,120,508
Lawrence Glascott       67,806,521           1,461,930
David Gold              68,143,779           1,124,672
Howard Gold             67,763,999           1,504,452
Jeff Gold               68,143,810           1,124,641
Marvin Holen            67,806,521           1,461,930
Ben Schwartz            67,763,271           1,505,180
William Christy         68,186,125           1,082,326
Eric Flamholtz          68,283,468             984,983

The second matter was to consider and act upon a shareholder proposal that requested the Board of Directors to establish certain vendor standards to be inserted in the Company's purchase contracts with its vendors. This proposal was not approved.

VOTES FOR        VOTES AGAINST       ABSTENTIONS        UNVOTED
----------       -------------       -----------       ---------
10,970,654          46,711,158         4,050,395       7,536,244

The third matter was to allow a shareholder vote prior to the adoption of any shareholder rights plan, also known as a "poison pill." This proposal was not approved.

VOTES FOR        VOTES AGAINST       ABSTENTIONS        UNVOTED
----------       -------------       -----------       ---------
23,162,514          35,105,829         3,463,864       7,536,244


ITEM 5.   OTHER INFORMATION
                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification  of  Chief  Financial Officer pursuant to
               Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                    32.1 Certification  of  Chief  Executive Officer pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

                    32.2 Certification  of  Chief  Financial Officer pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

               b.   Reports  on  Form  8-K

               Current Report on Form 8-K filed on April 6, 2004; Items 7 and 12 were reported

               Current Report on Form 8-K filed on April 13, 2004; Items 4 and 7 were reported

               Current Report on Form 8-K/A filed on April 16, 2004; Items 4 and 7 were reported

               Current Report on Form 8-K filed on April 20, 2004; Items 4 and 7 were reported

               Current Report on Form 8-K filed on April 20, 2004; Items 7 and 12 were reported

               Current Report on Form 8-K filed on May 14, 2004; Items 5 and 7 were reported

               Current Report on Form 8-K filed on June 14, 2004; Items 9 and 10 were reported

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           99 CENTS ONLY STORES
Date:  August 9, 2004                      /s/ Andrew A. Farina
                                           --------------------


                                           Andrew A. Farina
                                           Chief Financial Officer
                                           (Duly Authorized Officer)