Form 10-Q
period 2004-09-30
99 CENTS ONLY STORES
filed 2004-11-15
CIK 1011290

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common Stock, No Par Value, 69,505,718 Shares as of November 15, 2004

================================================================================

                                Explanatory Note:

As a result of balance sheet adjustments to property, accounts payable and inventory, made by the Registrant following its third quarter earnings release on October 20, 2004, the Registrant's financial statements contained in this Form 10-Q reflect on its consolidated balance sheet as of September 30, 2004 (in 000's), a decrease of $1,690 in inventory, an increase in net property of $10,724, an increase in other assets of $1,092 and an increase in accounts payable of $10,126, in each case from the amounts reported for such items in the third quarter earnings release, and on its consolidated statement of cash flow for the nine months ended September 30 2004 (in 000's), the net cash provided from operating activities is $36,382 and the cash flows from investing activities is $8,884, versus $25,657 and $19,609, respectively, reported in such earnings release.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     99 CENTS ONLY STORES
                                  CONSOLIDATED BALANCE SHEETS
                           (Amounts In Thousands, Except Share Data)
                                          (UNAUDITED)

                                            ASSETS

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2004             2003
                                                               ---------------  --------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        8,294   $         318
  Short-term investments. . . . . . . . . . . . . . . . . . .          93,977         145,670
  Accounts receivable, net of allowance for doubtful accounts of $162 as of September 30, 2004 and $143 as of December
    31, 2003. . . . . . . . . . . . . . . . . . . . . . . . .           2,420           2,245
  Income tax receivable . . . . . . . . . . . . . . . . . . .           4,972             841
  Deferred income taxes . . . . . . . . . . . . . . . . . . .          21,386          15,927
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .         142,229         107,409
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,130           2,717
                                                               ---------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . .         278,408         275,127

PROPERTY AND EQUIPMENT, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,867          35,680
  Building and improvements . . . . . . . . . . . . . . . . .          65,454          53,590
  Leasehold improvements. . . . . . . . . . . . . . . . . . .         125,640         100,666
  Fixtures and equipment. . . . . . . . . . . . . . . . . . .          63,614          56,124
  Transportation equipment. . . . . . . . . . . . . . . . . .           3,601           3,217
  Construction in progress. . . . . . . . . . . . . . . . . .          26,656          35,279
                                                               ---------------  --------------
    Total property and equipment. . . . . . . . . . . . . . .         330,832         284,556
  Accumulated depreciation and amortization . . . . . . . . .        (106,482)        (81,991)
                                                               ---------------  --------------
    Property and equipment, net . . . . . . . . . . . . . . .         224,350         202,565
OTHER ASSETS:
  Long-term deferred income taxes . . . . . . . . . . . . . .           9,052           9,717
  Long-term investments in marketable securities. . . . . . .          53,655          52,789
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .             624             534
  Long-term investments in partnerships . . . . . . . . . . .               -           4,366
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,220           8,140
                                                               ---------------  --------------
                                                                       71,551          75,546
                                                               ---------------  --------------
     Total assets . . . . . . . . . . . . . . . . . . . . . .  $      574,309   $     553,238
                                                               ===============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                   99 CENTS ONLY STORES
                                 CONSOLIDATED BALANCE SHEETS
                          (Amounts In Thousands, Except Share Data)
                                         (UNAUDITED)

                            LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2004           2003
                                                               --------------  -------------
CURRENT LIABILITIES:
  Current portion of capital lease obligation . . . . . . . .  $           40  $          40
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .          54,412         27,903
  Accrued expenses:
    Payroll and payroll-related . . . . . . . . . . . . . . .           3,861          3,592
    Sales tax . . . . . . . . . . . . . . . . . . . . . . . .           3,697          4,749
    Litigation reserve. . . . . . . . . . . . . . . . . . . .           6,278            278
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .           5,952          4,344
  Workers' compensation . . . . . . . . . . . . . . . . . . .          23,964         16,319
                                                               --------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . .          98,204         57,225
                                                               --------------  -------------

LONG-TERM LIABILITIES:
  Deferred compensation liability . . . . . . . . . . . . . .           2,540          2,114
  Deferred rent . . . . . . . . . . . . . . . . . . . . . . .           2,640          2,460
  Capitalized lease obligation, net of current portion. . . .           1,518          1,553
                                                               --------------  -------------
    Total long-term liabilities . . . . . . . . . . . . . . .           6,698          6,127
                                                               --------------  -------------

COMMITMENTS AND CONTINGENCIES:. . . . . . . . . . . . . . . .               -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized-1,000,000 shares
    Issued and outstanding-none . . . . . . . . . . . . . . .               -              -
  Common stock, no par value
    Authorized-200,000,000 shares
    Issued and outstanding - 69,493,760 at September 30, 2004
      and 72,032,788 at December 31, 2003 . . . . . . . . . .         212,046        210,893
  Retained earnings . . . . . . . . . . . . . . . . . . . . .         257,361        278,993
                                                               --------------  -------------
                                                                      469,407        489,886
                                                               --------------  -------------
  Total liabilities and shareholders' equity. . . . . . . . .  $      574,309  $     553,238
                                                               ==============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                   99 CENTS ONLY STORES
                             CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                       (Amounts In Thousands, Except Per Share Data)
                                        (Unaudited)


                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  2004       2003       2004       2003
                                                ---------  ---------  ---------  ---------
NET SALES:
  99 Cents Only Stores . . . . . . . . . . . .  $229,064   $200,567   $674,807   $580,331
  Bargain Wholesale. . . . . . . . . . . . . .     9,881     10,969     31,454     34,660
                                                ---------  ---------  ---------  ---------
                                                 238,945    211,536    706,261    614,991
COST OF SALES. . . . . . . . . . . . . . . . .   147,865    128,659    437,682    369,913
                                                ---------  ---------  ---------  ---------
  Gross profit . . . . . . . . . . . . . . . .    91,080     82,877    268,579    245,078
OPERATING COSTS:
  Selling, general and administrative expenses    75,356     58,437    219,462    164,038
  Depreciation and amortization. . . . . . . .     9,203      6,317     24,524     16,934
                                                ---------  ---------  ---------  ---------
                                                  84,559     64,754    243,986    180,972
                                                ---------  ---------  ---------  ---------
  Operating income . . . . . . . . . . . . . .     6,521     18,123     24,593     64,106

OTHER INCOME (EXPENSE):
  Investment income. . . . . . . . . . . . . .     1,266      1,280      2,749      2,649
  Interest expense . . . . . . . . . . . . . .       (30)       (31)       (91)       (94)
  Other. . . . . . . . . . . . . . . . . . . .         -        360          -      1,080
                                                ---------  ---------  ---------  ---------
                                                   1,236      1,609      2,658      3,635
  Income before provision for income taxes . .     7,757     19,732     27,251     67,741
PROVISION FOR INCOME TAXES . . . . . . . . . .     3,041      7,630     10,669     26,195
                                                ---------  ---------  ---------  ---------
NET INCOME . . . . . . . . . . . . . . . . . .  $  4,716   $ 12,102   $ 16,582   $ 41,546
                                                =========  =========  =========  =========

NET EARNINGS PER COMMON SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .  $   0.07   $   0.17   $   0.23   $   0.58
  Diluted. . . . . . . . . . . . . . . . . . .  $   0.07   $   0.17   $   0.23   $   0.57
SHARES USED IN COMPUTATION OF NET EARNINGS
PER COMMON SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .    69,500     71,929     71,001     71,513
  Diluted. . . . . . . . . . . . . . . . . . .    69,746     73,033     71,429     72,306

  The accompanying notes are an integral part of these consolidated financial statements.

                               99 CENTS ONLY STORES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (Amounts in Thousands)
                                   (Unaudited)


                                                          SEPTEMBER 30,
                                                         2004       2003
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . .  $ 16,582   $ 41,546
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization . . . . . . . . . .    24,524     16,815
    Tax benefit from exercise of non-qualified
      employee stock options. . . . . . . . . . . . .       195     10,608
    Changes in assets and liabilities associated with
    operating activities:
    Accounts receivable . . . . . . . . . . . . . . .      (175)       183
    Inventories . . . . . . . . . . . . . . . . . . .   (34,820)   (23,071)
    Deferred income taxes . . . . . . . . . . . . . .    (4,795)         -
    Other assets. . . . . . . . . . . . . . . . . . .    (2,156)    (2,361)
    Accounts payable. . . . . . . . . . . . . . . . .    26,509       (135)
    Accrued expenses. . . . . . . . . . . . . . . . .     6,824      1,228
    Workers' compensation . . . . . . . . . . . . . .     7,645        687
    Income taxes. . . . . . . . . . . . . . . . . . .    (4,131)   (15,262)
    Deferred rent . . . . . . . . . . . . . . . . . .       180        190
    Due from shareholders . . . . . . . . . . . . . .         -       (947)
                                                       ---------  ---------
Net cash provided by operating activities . . . . . .    36,382     29,481
                                                       ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . . .   (43,466)   (66,381)
  Net sales of short-term and long-term investments .    50,827      6,464
  Investment in partnerships. . . . . . . . . . . . .     1,523        129
                                                       ---------  ---------
Net cash provided by (used in) investing activities .     8,884    (59,788)
                                                       ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligation. . . . . . . .       (35)       (32)
  Repurchase of Company stock.. . . . . . . . . . . .   (38,213)         -
  Proceeds from exercise of stock options . . . . . .       958     24,408
                                                       ---------  ---------
Net cash (used in) provided by financing activities .   (37,290)    24,376
                                                       ---------  ---------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .     7,976     (5,931)
CASH, beginning of period . . . . . . . . . . . . . .       318      7,985
                                                       ---------  ---------
CASH, end of period . . . . . . . . . . . . . . . . .  $  8,294   $  2,054
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

CONCENTRATION  OF  OPERATIONS

     As of September 30, 2004, the Company had 217 99 Cents Only Stores in operation, comprised of 155 stores in California, 11 stores in Nevada, 18 stores in Arizona and 33 stores in Texas. The Company plans to open a total of three stores in the fourth quarter of 2004, two in California and one in Arizona. The Company also plans to move the opening of several Texas locations that were previously scheduled to open in the fourth quarter of 2004, to the first quarter of 2005. In 2005, the Company plans to open at least 25 stores, primarily in its traditional markets, focusing on California and Arizona. The Company expects that it will continue to open additional stores in Nevada and Texas as well. The Company's results of operations and financial condition are substantially dependent upon general economic trends and various environmental factors in these regions.


2.   EARNINGS PER COMMON SHARE

     "Basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the fiscal period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for the three month and nine month periods ended September 30, 2004 and 2003 follows (amounts in thousands):

                                              3 MONTHS ENDED  9 MONTHS ENDED
                                              --------------  --------------
                                               SEPTEMBER 30,   SEPTEMBER 30,
                                              --------------  --------------
                                               2004    2003    2004    2003
                                              ------  ------  ------  ------
Weighted average number of common shares
  outstanding-Basic. . . . . . . . . . . . .  69,500  71,929  71,001  71,513
Dilutive effect of outstanding stock options     246   1,104     428     793
                                              ------  ------  ------  ------
Weighted average number of common shares
  outstanding-Diluted. . . . . . . . . . . .  69,746  73,033  71,429  72,306
                                              ======  ======  ======  ======

     For the three months and nine months ended September 30, 2004, 4.5 million stock option shares and 2.5 million shares respectively, were excluded from the weighted average number of common shares outstanding because they were anti-dilutive. For the three months and nine months ended September 30, 2003,
2.1 million stock option shares and 2.0 million shares respectively, were excluded from the weighted average number of common shares outstanding because they were anti-dilutive.

     The Company has elected to continue to measure compensation costs associated with its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three month and nine month periods ended September 30, 2004 and 2003:

                (Amounts in thousands, except for per share data)

                          3 MONTHS    3 MONTHS    9 MONTHS    9 MONTHS
                             ENDED       ENDED       ENDED       ENDED
                         SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                               30,         30,         30,         30,
                              2004        2003        2004        2003
                         ----------  ----------  ----------  ----------
Net income, as reported  $    4,716  $   12,102  $   16,582  $   41,546
Additional compensation
expense net of tax  . .       2,110       2,578       6,262       6,548
                         ----------  ----------  ----------  ----------
Pro forma net income. .  $    2,606  $    9,524  $   10,320  $   34,998
                         ==========  ==========  ==========  ==========
Earnings per share:
Basic-as reported . . .  $     0.07  $     0.17  $     0.23  $     0.58
Basic-pro forma . . . .  $     0.04  $     0.13  $     0.15  $     0.49
Diluted-as reported . .  $     0.07  $     0.17  $     0.23  $     0.57
Diluted-pro forma . . .  $     0.04  $     0.13  $     0.14  $     0.48

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

                                  3 MONTHS    3 MONTHS    9 MONTHS    9 MONTHS
                                     ENDED       ENDED       ENDED       ENDED
                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                       30,         30,         30,         30,
                                      2004        2003        2004        2003
                                 ----------  ----------  ----------  ----------
Risk free interest rate . . . .       4.74%       3.94%       4.74%       3.94%
Expected life . . . . . . . . .  4.8 Years   5.2 Years   4.8 Years   5.2 Years
Expected stock price volatility       48.7%       50.2%       48.7%       50.2%
Expected dividend yield . . . .       None        None        None        None

3.  INVESTMENTS

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. As of September 30, 2004 and December 31, 2003, the fair value of investments equal the carrying values and were invested as follows (amounts in thousands):

                                   MATURITY                          MATURITY
                                   --------                          --------

                       SEPTEMBER   WITHIN 1   1 YEAR OR   DEC. 31,   WITHIN 1   1 YEAR OR
                       ----------  ---------  ----------  ---------  ---------  ----------
                        30, 2004     YEAR        MORE       2003       YEAR        MORE
                       ----------  ---------  ----------  ---------  ---------  ----------
Municipal & Federal
Agency Bonds. . . . .  $   76,649  $  44,446  $   32,203  $  89,010  $  59,271  $   29,739
Corporate Securities.      37,747     16,295      21,452     39,451     16,401      23,050
Commercial Paper. . .      33,236     33,236           -     69,998     69,998           -
                       ----------  ---------  ----------  ---------  ---------  ----------
                       $  147,632  $  93,977  $   53,655  $ 198,459  $ 145,670  $   52,789
                       ==========  =========  ==========  =========  =========  ==========

4.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

     In January 2004, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 establishes a new and far-reaching consolidation accounting model. Although FIN No. 46 was initially focused on special purpose entities, the applicability of FIN No. 46 goes beyond such entities, regardless of whether the Company has voting or ownership control of such entities. In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46R, which delayed the effective date of FIN No. 46 for certain entities until March 31, 2004, and provided clarification regarding other implementation issues. The Company adopted FIN No. 46 in its quarter ended March 31, 2004. Adoption of FIN No. 46 has not had a significant impact on the Company's financial position or results of operations.

     On March 31, 2004, the FASB ratified the consensus reached by the Task Force on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("Issue No. 03-1"). Issue 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Issue No. 03-1 is applicable for investments in (a) debt and equity securities that are within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and (b) equity securities not subject to SFAS No. 115 and not accounted for under the equity method of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (considered "cost method investments"). For each category of investment disclosed in accordance with SFAS No. 115, disclosures are required in the annual financial statements of the aggregate amount of unrealized losses and the related fair value of those investments with unrealized losses, segregated by those investments in a continuous unrealized loss position for less than 12 months and those in such position for 12 months or longer. Additional information must be provided to allow financial statement users to understand the information considered in reaching a conclusion that any impairments are not other-than-temporary. Additional disclosures are required for cost method investments. The guidance in Issue No. 03-1 for evaluating whether an investment is other-than-temporarily impaired was originally set to be effective for reporting periods beginning after June 15, 2004. For investments accounted for pursuant to SFAS No. 115, the disclosure requirements under Issue No. 03-1 discussed above were to be effective for annual financial statements for fiscal years ending after December 15, 2003. For all other investments within the scope of Issue No. 03-1, the disclosures were to be effective in annual financial statements for fiscal years ending after June 15, 2004. FASB Staff Position (FSP) EITF Issue No. 03-1-1 has delayed the effective date of paragraphs 10-20 of EITF Issue No. 03-1 until the implementation guidance within proposed FSP EITF Issue 03-1a has been finalized. The Company will reflect the disclosures required by Issue No. 03-1 in its annual financial statements in accordance with effective dates established by Issue No.03-1 when adopted. The adoption of Issue No. 03-1 is not expected to have a material impact on the Company's consolidated financial statements.

5.  RELATED-PARTY  TRANSACTIONS

     The Company currently leases 13 retail facilities and a parking lot for one of these stores from its principal shareholders or their related entities. Rental expense for these facilities was approximately $2.0 million, $2.3 million, and $2.2 million in 2001, 2002 and 2003, respectively, and $1.7 million for the nine month period ended September 30, 2004. In addition, one of the Company's outside directors is a trustee of a trust that owns a property on which the Company operates a single store. Rent expense on this store amounted to $0.3 million in each of 2001, 2002 and 2003 and was $0.2 million for the nine-month period ended September 30, 2004. The lease term on this facility was extended by a five-year option during the quarter ended September 30, 2004.

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

     The following is a summary of the transactions between the Company and Universal for

2001, 2002, and 2003 and a reconciliation of amounts due to/from the shareholders resulting from such transactions (amounts in thousands):

                                                                      BALANCE (TO)
                            INVENTORY      INVENTORY                      FROM
      MANAGEMENT   RENTAL    SALES TO   PURCHASES FROM    PAYMENTS    SHAREHOLDERS
YEAR     FEES      INCOME   UNIVERSAL      UNIVERSAL      RECEIVED    END OF PERIOD

2001  $     3,695  $ 1,440  $    4,693               -    ($11,483)         ($1,655)
2002  $     1,500  $ 1,440           -           ($460)  $     407   $        1,232
2003  $     1,440  $ 1,380           -               -     ($4,052)               -


6.   OPERATING SEGMENTS

     The Company has two business segments; 99 Cents Only Stores' retail stores and a wholesale division, Bargain Wholesale. 99 Cents Only Stores retail stores carry primarily consumable merchandise. A majority of the retail product mix is recognizable brand-name merchandise. The Company's stores primarily offer a broad assortment of regularly available goods, as well as a wide variety of high quality, close-out items. Bargain Wholesale sells similar merchandise to local, regional and national retailers, exporters and distributors.

     The accounting policies of the segments are described in the summary of significant accounting policies noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets nor are there any separately identifiable statements of income data (below gross profit) to be disclosed.

     The Company accounts for inter-segment transfers at cost through its inventory accounts.

     The wholesale division accounts for under 5% of total revenue year to date at September 30, 2004. The Company had no customers representing more than 3.0% of Bargain Wholesale's net sales. Substantially all of the Company's net sales were to customers located in the United States.

     Reportable segment information for the three and nine month periods ended September 30, 2004 and 2003 follows (amounts in thousands):

THREE MONTHS ENDED
    SEPTEMBER 30     RETAIL   WHOLESALE    TOTAL
                    --------  ----------  --------

2004
----
Net sales. . . . .  $229,064  $    9,881  $238,945
Gross margin . . .    89,118       1,962    91,080

2003
----
Net sales. . . . .  $200,567  $   10,969  $211,536
Gross margin . . .    80,699       2,178    82,877


NINE MONTHS ENDED
   SEPTEMBER 30      RETAIL    WHOLESALE   TOTAL
                    --------  ----------  --------

2004
----
Net sales. . . . .  $674,807  $   31,454  $706,261
Gross margin . . .   262,337       6,242   268,579

2003
----
Net sales. . . . .  $580,331  $   34,660  $614,991
Gross margin . . .   238,219       6,859   245,078

7.  CONTINGENCIES

     In view of the inherent difficulty of predicting the outcome of legal matters of the nature identified below, the Company cannot state with confidence what the eventual outcome of these matters will be. Based on current knowledge, these matters are not presently expected to have a material adverse effect on the Company's financial condition or liquidity, but could have a material adverse effect on the Company's results of operations for the accounting period or periods in which they might be resolved.

     Gillette Company vs. 99 Cents Only Stores (Los Angeles Superior Court). The trial in the lawsuit filed by the Gillette Company against 99 Cents Only Stores, arising out of a dispute over the interpretation of a contract between the parties, has concluded. Gillette was suing for breach of contract, alleging that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), and the Company cross-complained against Gillette, alleging breach of contract, fraud and unfair business acts. The jury's verdict resulted in a net liability to the Company of the principal sum of approximately $0.3 million, a $0.5 million verdict for Gillette on its complaint and a $0.2 million verdict for the Company on its cross complaint. In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post trial rulings.

     Melgoza vs. 99 Cents Only Stores (Los Angeles Superior Court); Ramirez vs. 99 Cents Only Stores (Los Angeles Superior Court). On May 7, 2003, Melgoza, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest periods and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. On June 9, 2004, Ramirez, a former Assistant Manager who is represented by the same counsel as Melgoza, filed a putative class action complaint that makes the same allegations with respect to current and former Assistant Managers at our stores that are named in the Melgoza action with respect to our current and former Store Managers. The Ramirez complaint also added claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. On October 8, 2004, the Court issued an Order providing tentative approval of the settlement agreement previously executed in these actions, and ordered a December 20, 2004 hearing date on an order of permanent approval. The Company provided a reserve of $6.0 million for this matter in the quarter ended March 31, 2004.

     Galvez and Zaidi v. 99 Cents Only Stores (Los Angeles Superior Court). On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage. The Company intends to demur to this new action. This matter has been deemed related to the Melgoza and Ramirez cases and has been stayed pending the conclusion of those cases.

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

     On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Two other plaintiffs, Ralph Schwartz and Samuel Toovy, filed complaints in the same court on June 24 and July 2, 2004, respectively, making substantially the same allegations against the same defendants and seeking to represent the same putative class. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties.


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

GENERAL

     99 Cents Only Stores (the Company) has two business segments; 99 Cents Only Stores' retail stores and a wholesale division, Bargain Wholesale. 99 Cents Only Stores' retail stores carry primarily consumable merchandise. A majority of the retail product mix is recognizable brand-name merchandise. The Company's stores primarily offer a broad assortment of regularly available goods as well as a wide variety of high quality, close-out items. Bargain Wholesale sells similar merchandise to local, regional and national retailers, exporters and distributors.

     99 Cents Only Stores increased its net sales, operating income and income from continuing operations in each year from 1999 to 2002. In 2003, the Company had net sales of $862.5 million, operating income of $87.4 million and net income of $56.5 million. Sales increased 20.8% over 2002. Operating income and net income decreased 3.4% and 4.1%, respectively, from 2002. From 2000 through 2003, the Company had a compound annual growth rate in net sales, operating income and net income of 24.0%, 13.4% and 14.3%, respectively. For the three months ended September 30, 2004, the Company had net sales of $238.9 million, operating income of $6.5 million and net income of $4.7 million. Operating income and net income decreased 64.0% and 61.0%, respectively, for the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004, the Company had net sales of $706.3 million, operating income of $24.6 million and net income of $16.6 million. Operating income and net income decreased 61.6% and 60.1%, respectively, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     During the three-year period ended December 31, 2003, average net sales per estimated saleable square foot (computed for 99 Cents Only Stores open for the full year) declined from $318 per square foot to $308 per square foot. This trend reflects the Company's efforts during this period to target larger locations for new store development. As of September 30, 2004, existing stores average approximately 22,000 gross square feet. From January 1, 2001 through September 30, 2004, the Company opened 122 new stores that average approximately 24,700 gross square feet. During this period the Company has targeted new store locations between 16,000 and 28,000 gross square feet. It is the Company's experience that larger stores generally have lower average net sales per square foot than smaller stores. However the Company believes the larger stores have provided a more pleasant shopping experience for the customer with wider aisle space and a broader display of products. During the three years ended December 31, 2003, average net sales per store (computed for 99 Cents Only Stores open for the full year) increased from $4.5 million to $4.9 million. However, for 2004 the substantially lower sales levels of the Texas stores will reduce the overall net annual sales per store.

     From 2000 to 2003 the Company grew the number of stores between 20% and 25% annually. The Company has reduced its previous planned store growth rate starting in the fourth quarter of 2004 and continuing through 2005. The Company plans to add a total of 3 stores in the fourth quarter of 2004, and expects to end 2004 with 220 stores for an estimated annual store count growth rate of 16.4%. The Company expects to open at least 25 new stores in 2005, primarily in its traditional markets, focusing on California and Arizona. The reduction in the previously planned number of store openings during the fourth quarter of 2004 and fiscal year 2005 should help allow the Company to concentrate on improving results of operations and enhancing management and systems infrastructure to support greater growth in future years.

     Management continues to believe future retail sales growth will result primarily from new store openings in our existing territories and through expansion into new territories. The Company has stores in California, Texas, Nevada and Arizona and believes that its concept, including consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to other densely populated areas of the country. In selecting locations, the Company considers lease acquisitions or purchase opportunities as they become known to the Company and may make acquisitions of a chain, or chains, of clustered retail sites in densely populated regions, primarily for the purpose of acquiring favorable store locations. From time to time the Company may close stores as a result of lease expirations, eminent domain or other reasons. See Risk Factor "We depend mainly on new store openings for future growth."


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

     SELF-INSURANCE RESERVES: The Company is self-insured for its workers' compensation claims in California. The Company provides for losses based on the total estimated cost of actual claims reported and an estimate of incurred but not reported claims incorporating the latest available actuarially determined information. If current claims or spending trends differ from historical trends used in the last actuarial evaluation, the Company may be required to record adjustments to its workers' compensation reserve, which could materially impact future results. The Company has never discounted for the time value of money in its projected future cash outlays for existing workers' compensation claims.

     INVENTORY RESERVES: The Company provides a reserve for obsolescence based on historical trends and specific identification. Shrinkage is estimated, on a store-by-store basis, for the period from the last inventory date, based on historical shrinkage losses and may be subject to change based on a variety of factors, including condition of product, inventory handling and control procedures, condition of close-out products, product expiration dates and timely sell through.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     NET SALES: Net sales increased $27.4 million, or 13.0%, to $238.9 million for the third quarter of 2004, from $211.5 million in the third quarter 2003. Retail sales increased $28.5 million, or 14.2%, to $229.1 million in the 2004 period from $200.6 million in the 2003 period. The new stores opened in 2004 contributed $21.8 million of the increase. Sales from comparable stores were up 0.5% or $0.9 million, with a larger number of comparable stores sales transactions accounting for this increase. Sales from all other non-comparable stores account for the remaining increase in the retail sales from the same period last year. Bargain Wholesale third quarter 2004 net sales were $9.9 million versus $11.0 million in the quarter ended September 30, 2003, a decrease of 9.9%.

     GROSS PROFIT: Gross profit dollars increased approximately $8.2 million, or 9.9%, to $91.1 million in the 2004 period from $82.9 million in the 2003 period. Overall gross profit margin was 38.1% in the 2004 period versus 39.2% in the 2003 period. Retail gross margin was 38.9% versus 40.2% in the third quarter of 2003. Retail gross margin was impacted $1.5 million or 0.63% by an additional shrinkage provision recorded in the third quarter of 2004 over the third quarter 2003. The remaining 0.67% difference in the retail gross margin is primarily attributed to growth in the grocery segment of the sales mix. The retail gross margin in grocery categories is generally lower than the Company's overall retail gross margin. The wholesale gross margin was consistent with the 2003 period.

     The Company has engaged a consulting firm to review and document selected inventory management processes and controls and identify potential controls that can assist with control of inventory shrinkage, including those associated with perishable products. The review of the controls and inventory processes in the warehouse is in process and the review of the controls and processes of the retail stores will begin in the fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $16.9 million, or 29.0%, to $75.4 million in the third quarter of 2004 from $58.4 million in the third quarter of 2003. Selling, general and administrative expenses in the third quarter of 2004 were 31.5% of sales compared to 27.6% in the third quarter of 2003. The Company provided an additional $4.0 million or 1.7% of sales for its California workers' compensation reserve. Wage and benefit costs as a percent of sales increased 0.3%, due primarily to increases in retail labor; an additional 0.4% for professional, legal and audit fees, including Sarbanes Oxley compliance work; 0.4% for store delivery costs; 0.6% for retail store rent; and 0.5% for other costs from the Texas stores.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $2.9 million due primarily to the addition of 43 stores since September 30, 2003 and the addition of the Texas warehouse and the cold storage warehouse in Los Angeles.

     OPERATING INCOME: As a result of the items discussed above, operating income was $6.5 million in the 2004 period, a decrease of $11.6 million over the same period in 2003. Operating margin was 2.7% in the 2004 period versus 8.6% in the 2003 period.

     OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. The Company recorded investment income of $1.3 million from its marketable securities in both the 2004 and the 2003 periods. Also included in the 2003 period is $0.4 million of income under a lease agreement with Universal International, Inc., for a distribution facility. The lease agreement expired as of December 15, 2003.

     PROVISION FOR INCOME TAXES: The provision for income taxes was $3.0 million in the 2004 period compared to $7.6 million in the 2003 period. The effective rate of the provision for income taxes was approximately 39.2% in 2004 and 38.7% in 2003. This rate variation results from fluctuations in the Company's effective state tax rates, available tax credits and municipal tax-exempt interest.

     NET INCOME: As a result of the items discussed above, net income decreased $7.4 million, or 61%, to $4.7 million in the 2004 period from $12.1 million in the 2003 period. Net income as a percentage of sales was 2.0% in the 2004 period and 5.7% in the 2003 period.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     NET SALES: Net sales increased $91.3 million, or 14.8%, to $706.3 million for the first nine months of 2004, from $615.0 million in the first nine months of 2003. Retail sales increased $94.5 million to $674.8 million in the 2004 period from $580.3 million in the 2003 period. The new stores opened in the 2004 period contributed $42.7 million of the increase. Sales from comparable stores were down 0.6% or $3.1 million, compared to a strong 6.4% increase in comparable store sales performance for the period in the prior year. Sales from all other non-comparable stores account for the remaining difference in retail sales from the same period last year. Bargain Wholesale sales for the nine months ended September 30, 2004 were $31.5 million versus $34.7 million in the 2003 period, a decrease of 9.2%.

     GROSS PROFIT: Gross profit dollars increased approximately $23.5 million, or 9.6%, to $268.6 million in the 2004 period from $245.1 million in the 2003 period. Overall gross profit margin was 38.0% in the 2004 period versus 39.9% in the 2003 period. Retail gross margin was 38.9% versus 41.1% in the first nine months of 2003. Year to date retail gross margin was impacted by 1.2% as a result of an $8.2 million inventory shrinkage provision recorded in the second quarter of 2004. The remaining 1.0% difference in the retail gross margin is primarily attributed to growth in the grocery segment of the sales mix and higher costs of commodities such as eggs and milk intermittently throughout the first nine months. The wholesale gross margin percentage is consistent with the 2003 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $55.4 million, or 33.8%, to $219.5 million in the first nine months of 2004 from $164.0 million in the first nine months of 2003. Selling, general and administrative expenses in the nine month period were 31.1% of sales compared to 26.7% in the first nine months of 2003. The Company's California workers' compensation expense increased costs by 0.7% of sales. Transportation costs increased 0.5% of sales primarily due to fuel and transportation costs. Professional, legal and audit fees, including Sarbanes Oxley compliance work, increased 0.5% of sales, litigation reserves increased 0.9%, rental costs increased 0.6%, and labor and benefit costs increased 0.7%. The remaining 0.5% is primarily due to decreased leverage on other costs from comparably lower sales in the Texas stores.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $7.6 million due primarily to the addition of 43 stores since September 30, 2003 and the addition of the Texas warehouse and the cold storage warehouse in Los Angeles.

     OTHER INCOME (EXPENSE): Other income (expense) includes the interest income on the Company's marketable securities and interest expense on the Company's capitalized leases. The Company recorded investment income of $2.7 million from its marketable securities in the first nine months of 2004 compared to income of $2.6 million in the 2003 period. Also included in the 2003 period is $1.1 million of income under a lease agreement with Universal International, Inc., for a distribution facility. The lease agreement expired as of December 15, 2003.

     PROVISION FOR INCOME TAXES: The provision for income taxes was $10.7 million in the nine month period ended 2004 compared to $26.2 million in the 2003 period. The effective rate of the provision for income taxes was approximately 39.2% in 2004 and 38.7% in 2003. This rate variation results from fluctuations in the Company's available tax credits and municipal tax-exempt interest and effective state income tax rates.

     NET INCOME: As a result of the items discussed above, net income decreased $25.0 million to $16.6 million in the 2004 period from $41.5 million in the 2003 period. Net income as a percentage of sales was 2.4% in the 2004 period and 6.8% in the 2003 period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations principally from cash provided by operations, and has not generally relied upon other external sources of financing. The Company's capital requirements are primarily for purchases of inventory, expenditures related to new store openings and working capital requirements for new and existing stores. The Company takes advantage of close-out and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

     Net cash provided by operations during the first nine months of 2004 and 2003 was $36.4 million and $29.5 million, respectively, consisting of $16.6 million and $41.5 million of net income, respectively, adjusted for the non-cash items consisting of depreciation and amortization and tax benefit from employee stock option exercises. Net cash used in working capital and other activities primarily reflects the Company's increases in inventories of $34.8 million in 2004 and $23.1 million in 2003, net payment of income taxes of $8.9 million and $15.3 million, respectively, in 2004 and 2003, and net increase of accounts payable and accrued expenses including workers' compensation of $41.0 million in 2004 and $1.8 million in 2003.

     Net cash provided by investing activities during the first nine months of 2004 was $8.9 million. In the first nine months of 2004, the Company used $43.5 million for the acquisition of property and equipment, and sold $50.8 million of marketable securities. During the same period in 2003, the Company used $66.4 million for the purchase of property and equipment (including $23.1 million used for the purchase of a distribution center in Houston, Texas), and sold $6.5 million of marketable securities.

     Net cash used in financing activities in the first nine months of 2004 was $37.3 million. The Company used $38.2 million for the purchase of its common stock and received $1.0 million from the exercise of non-qualified stock options. During the first nine months of 2003, net cash provided by financing activities was $24.4 million, which represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank.

     The Company opened 30 new stores and closed 2 stores in the first nine months of 2004. The Company plans to open a total of 3 new stores in the fourth quarter of 2004, with 2 planned to open in California and one in Arizona. The Arizona store opened on October 21, 2004. The Company has rescheduled its previously planned opening of several locations, including stores in Texas, that were previously scheduled to open in the fourth quarter of 2004 to the first quarter of 2005. This represents a smaller percentage increase in the number of stores than the Company has historically sought to achieve. The reduction in the previously planned number of store openings during the fourth quarter of 2004 and fiscal year 2005 should help allow the Company to concentrate on improving results of operations and enhancing management and systems infrastructure to support greater growth in future years.

     The average investment per new store opened in 2004, including leasehold improvements, furniture, fixtures and equipment, was approximately $0.9 million. The Company does not capitalize pre-opening expenses. The Company's remaining cash needs for new store openings are expected to total approximately $5.0 to $7.0 million in 2004. This would include some preparatory spending for stores now scheduled to open in the first quarter of 2005. The Company's planned capital expenditures in 2004 for additions to fixtures and leasehold improvements of existing stores and for distribution and transportation equipment, information systems, expansion and replacement are expected to total approximately $50.0 million. This does not include a warehouse facility in Los Angeles for which the Company has exercised its lease purchase option. The option to purchase this facility is being disputed by the current property ownership. The Company believes that purchase costs associated with this facility will not occur in 2004. The Company intends to fund its liquidity requirements in 2004 and 2005 out of net cash provided by operations, short-term investments and cash on hand.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our consolidated contractual obligations (in thousands) as of September 30, 2004.

                                              Less                        More
                                              ----                        ----
                                              than      1-3      3-5      than
                                              ----      ---      ---      ----
     Contractual obligations        Total    1 Year    Years    Years   5 Years
                                   --------  -------  -------  -------  -------

     Capital lease obligations     $  1,558  $    40  $    80  $   120  $  1,318
     Operating lease obligations    196,675   29,400   59,103   62,913    45,259
     Other long-term liabilities
       reflected on the Company's
       balance sheet                  2,540        -        -        -     2,540

     Total                         $200,773  $29,440  $59,183  $63,033  $ 49,117


LEASE COMMITMENTS

     The Company leases various facilities under operating leases except for two, which were classified as capital leases and will expire at various dates through 2021. Some of the lease agreements contain renewal options and/or provide for scheduled increases or increases based on the Consumer Price Index or formulas based on then prevailing market rates. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the life of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations for the three-month period ended September 30, 2004 and 2003 were $10.7 million and $8.3 million, respectively. Rental expenses charged to operations for the nine-month periods ended September 30, 2004 and 2003 were $31.2 million and $23.3 million, respectively. The Company typically seeks leases with an initial five-year to ten-year term and with one or more five-year renewal options.

RISK FACTORS

INFLATION MAY AFFECT OUR ABILITY TO SELL MERCHANDISE AT THE 99 CENTS PRICE POINT

     Our ability to provide quality merchandise for profitable resale at the 99 cents price point is subject to certain economic factors, which are beyond our control, including inflation. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on any incremental costs due to price increases or other factors. We believe that we will be able to respond to ordinary short-term price increases resulting from inflationary pressures by adjusting the number of items sold at the 99 cent price point (e.g., two items for 99 cents instead of three items for 99 cents), by reducing product sizes and by changing our selection of merchandise. Nevertheless, a sustained trend of significantly increased inflationary pressure could require us to abandon our 99 cent price point, which could have a material adverse effect on our business and results of operations. Recently the Company has encountered inflationary pressure that has negatively impacted the cost and corresponding margins of certain of its products. See also "We are vulnerable to uncertain economic factors, changes in the minimum wage and, workers' compensation and healthcare costs" for a discussion of additional risks attendant to inflationary conditions.

WE DEPEND MAINLY ON NEW STORE OPENINGS FOR FUTURE GROWTH

     Our ability to generate growth in sales and operating income depends largely on our ability to successfully open and operate new stores outside of our traditional core market of Southern California and to manage a larger business profitably. Our strategy depends on many factors, including our ability to identify suitable markets and sites for our new stores, negotiate leases with acceptable terms, refurbish stores, successfully compete against local competition, upgrade our financial and management information systems and controls and manage our operating expenses. In addition, we must be able to continue to hire, train, motivate and retain competent managers and store personnel at further distances from the Company's headquarters. Many of these factors are beyond our control. As a result, we cannot assure you that we will be able to achieve our expansion goals. Any failure by us to achieve our expansion goals on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade our financial and management information systems and controls or manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

     A variety of factors, including store location, store size, rental terms, competition, the level of store sales and the level of initial advertising influence if and when a store becomes profitable. Assuming that our planned expansion occurs as anticipated, our store base will include a relatively high proportion of stores with relatively short operating histories. Our new stores may not achieve the sales per saleable square foot and store-level operating margins historically achieved at our stores. If our new stores on average fail to achieve these results, our planned expansion could produce a further decrease in our overall sales per saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in our operating margins. The opening of new stores in existing and in new markets has in the past and may in the future be less profitable than in its core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.

OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA

     As of September 30, 2004, all but 62 of our 217, 99 Cents Only Stores are located in California (we operate 11 stores in Las Vegas, Nevada, 18 stores in Arizona and 33 stores in Texas). We expect that we will continue to open additional stores in California, as well as in Nevada, Arizona and Texas. For the foreseeable future, our results of operations and financial condition will depend in significant part upon trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, we cannot assure you that our operations will not be negatively impacted.

     In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods and civil disturbance. At times, these events have disrupted the local economy. These events could also pose physical risks to our properties. California has also historically enacted minimum wages that exceed federal standards, and it typically has other regulatory requirements making litigation and workers' compensation claims more prevalent and costly.

WE COULD EXPERIENCE DISRUPTIONS IN RECEIVING AND DISTRIBUTION

     Our success depends upon whether our receiving and shipment schedules are organized and well managed. As we continue to grow, we may face unexpected demands on our warehouse operations, as well as unexpected demands on our transportation network, which could cause delays in delivery of merchandise to or from our warehouses and/or to our stores. Such demands and delays have recently occurred at the Company's distribution center in Los Angeles. Collective bargaining efforts relative to discussions with representatives of truck drivers employed at the Los Angeles distribution center could give rise to labor unrest. A fire, earthquake or other disaster at our warehouses could also hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. Although we maintain standard property and business interruption insurance, we do not have earthquake insurance on our properties.

WE COULD BE EXPOSED TO PRODUCT LIABILITY CLAIMS

     Although we try to limit our risk of exposure to potential product liability claims, we purchase many products on a close out basis, some of which are of an unknown origin and/or manufactured or distributed by overseas entities. The closeout nature of many of our products precludes or limits our opportunity to conduct diligence as to these products. While we maintain general insurance coverage and seek to be listed as an additional insured by our product vendors, this may not always occur and may not provide full coverage in certain instances. This could result in a loss.

WE DEPEND UPON OUR RELATIONSHIPS WITH OUR SUPPLIERS AND THE AVAILABILITY OF CLOSE-OUT AND SPECIAL-SITUATION MERCHANDISE

     Our success depends in large part on our ability to locate and purchase quality close-out and special-situation merchandise at attractive prices. This helps us maintain a mix of name-brand and other merchandise at the 99 cents price point. We cannot be certain that such merchandise will continue to be available in the future at a price that will be consistent with historical costs. Further, we may not be able to find and purchase merchandise in quantities necessary to accommodate our growth. Additionally, our suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from our inventory. Although we believe our relationships with our suppliers are good, we do not have long-term agreements with any supplier. As a result, we must continuously seek out buying opportunities from our existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount chains, mass merchandisers, food markets, drug chains, club stores and various other companies and individuals as the deep discount retail segment continues to expand outside and within existing retail channels. Although we do not depend on any single supplier and believe we can successfully compete in seeking out new suppliers, a disruption in the availability of merchandise at attractive prices could impair our business.

WE PURCHASE IN LARGE VOLUMES AND OUR INVENTORY IS HIGHLY CONCENTRATED

     To obtain inventory at attractive prices, we take advantage of large volume purchases, close-outs and other special situations. As a result, our inventory levels are generally higher than other discount retailers and from time to time this can result in an over capacity situation in our warehouses and place stress on the Company's warehouse and distribution operations. Our store and warehouse inventory approximated $142.2 million and $107.4 million at September 30, 2004 and December 31, 2003, respectively. We periodically review the net realizable value of our inventory and make adjustments to its carrying value when appropriate. The current carrying value of our inventory reflects our belief that we will realize the net values recorded on our balance sheet. However, we may not be able to do so. If we sell large portions of our inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of our inventory, our cost of sales, gross profit, operating income and net income could suffer greatly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales continue to expand in importance and become a larger percentage of total sales in the future.

WE FACE STRONG COMPETITION

     We compete in both the acquisition of inventory and sale of merchandise with other wholesalers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. In the future, new companies may also enter the deep-discount retail industry. Additionally, we currently face increasing competition for the purchase of quality close-out and other special-situation merchandise. Some of our competitors have substantially greater financial resources and buying power than we do, as well as nationwide name-recognition and organization. Our capability to compete will depend on many factors including our ability to successfully purchase and resell merchandise at lower prices than our competitors. We cannot assure you that we will be able to compete successfully against our current and future competitors.

WE ARE VULNERABLE TO UNCERTAIN ECONOMIC FACTORS, CHANGES IN THE MINIMUM WAGE AND WORKERS' COMPENSATION AND HEALTHCARE COSTS

     Our ability to provide quality merchandise at our 99 cents price point could be hindered by certain economic factors beyond our control, including but not limited to:

-    increases in inflation;
-    increases in operating costs;
-    increases in employee health benefits costs;
-    increases in workers' compensation benefits;
-    increases in minimum and prevailing wage levels;
-    increases in legal costs, fees and payments;
-    increases in government regulatory compliance costs;
-    decreases in consumer confidence levels;
-    increases in fuel costs;
-    increases in unionization; and
-    increases in a trend of superstores selling products competitive with ours.

     Our self-insured workers' compensation reserves may increase based on actuarial reviews, and we may increase our reserves in response to those reviews.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES AND PURCHASES

     Although international sales historically have not been important to our overall net sales, some of the inventory we purchase is manufactured outside the United States. There are many risks associated with doing business internationally. Our international transactions may be subject to risks such as:

-    political instability;
-    currency fluctuations;
- lack of knowledge by foreign manufactures of US and California product, content, packaging and other laws, rules and regulations;
-    exchange rate controls;
-    changes in import and export regulations; and
-    changes in tariff and freight rates.

     The United States and other countries have also proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could lead to fewer purchases of our products and could adversely affect our international operations.

WE COULD ENCOUNTER RISKS RELATED TO TRANSACTIONS WITH OUR AFFILIATES

     We currently lease 13 of our 99 Cents Only Stores and a parking lot for one of these stores from certain members of our principal shareholders and their affiliates. Our annual rental expense for these facilities totaled approximately $2.3 and $2.2 million in each of 2002 and 2003. In addition, one of our directors, Ben Schwartz, is a trustee of a trust that owns a property on which a single 99 Cents Only Store is located. We believe that our lease terms are just as favorable to us as they would be for an unrelated party. Under our current policy, we enter into real estate transactions with our affiliates only for the renewal or modification of existing leases and on occasions where we determine that such transactions are in our best interests. Moreover, the independent members of our Board of Directors must unanimously approve all real estate transactions between the Company and our affiliates. They must also determine that such transactions are equivalent to a negotiated arm's-length transaction with a third party. We cannot guarantee that we will reach agreements with the Gold family on renewal terms for the properties we currently lease from them. Also, even if we agree to such terms, we cannot be certain that our independent directors will approve them. If we fail to renew one or more of these leases, we could be forced to relocate or close the leased store(s). Any relocations or closures we experience will be costly and could adversely affect our business.

WE  RELY  HEAVILY  ON  OUR  MANAGEMENT  TEAM,  AND  WE  ARE TRANSITIONING TO NEW
LEADERSHIP

     David Gold has announced his resignation as our Chief Executive Officer effective December 31, 2004, after which point he plans to remain active with the Company as Chairman of the Company's Board of Directors. This is a substantial change for our Company, because since its commencement of operations through the present time, David Gold has served as Chief Executive Officer. Beginning January 1, 2005, Eric Schiffer, our current President, will become Chief Executive Officer, and he may establish a new and different management style. In addition, Howard Gold, who for many years has been in charge of the Company's distribution operations, is moving over to the newly created position of Executive Vice President of Special Projects. Distribution will now report to Mike Zelkind our recently hired Executive Vice President of Supply Chain and Merchandising. Mike Zelkind, formerly a Vice President of Inventory Management and Supply Chain Systems for a division of ConAgra Foods, will be responsible for purchasing as well as receiving, warehousing, distribution and other supply chain functions. This, too, could result in a change in management style. Jeff Gold will take on broader duties as President and Chief Operating Offer, in charge of the Company's retail operations. These are very significant changes, and will be implemented within a period of less than three months. The Company believes these changes will have a positive impact on the Company, but these executives are untested in these new positions, and their success is not assured. We also rely on the continued service of our other executive officers, officers and key managers. We have not entered into employment agreements with any of our officers or executive officers and we do not maintain key person life insurance on them. Our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and we may not successfully attract, assimilate or retain sufficiently qualified candidates.

OUR OPERATING RESULTS MAY FLUCTUATE AND MAY BE AFFECTED BY SEASONAL BUYING PATTERNS

     Historically, our highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2002 and 2003, we generated approximately 29.5% and 28.7%, respectively, of our net sales and approximately 32.7% and 26.6%, respectively, of our operating income during the fourth quarter. If for any reason the Company's net sales were to fall below norms during the fourth quarter, it could have an adverse impact on our profitability and impair our results of operations for the entire year. Transportation scheduling, warehouse capacity constraints, labor disruptions, adverse weather conditions or other disruptions during the peak holiday season could also affect our net sales and profitability for the year.

     In addition to seasonality, many other factors may cause our results of operations to vary significantly from quarter to quarter. Some of these factors are beyond our control. These factors include:

-    the number and location of new stores and timing of new store openings;
- the level of advertising and pre-opening expenses associated with new stores;
-    the integration of new stores into our operations;
-    general economic health of the deep-discount retail industry;
-    changes in the mix of products sold;
-    increases in fuel and shipping costs;
-    ability to successfully manage our inventory levels;
-    changes in our personnel;
- expansion by competitors into geographic markets in which they have not historically had a strong presence in;
-    fluctuations in the amount of consumer spending; and
- the amount and timing of operating costs and capital expenditures relating to the growth of our business and the Company's ability to uniformly capture such costs.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

     Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. As of September 30, 2004, we own 32 stores and have an ownership interest in 3 other operating stores. We also own three distribution facilities and own five properties for future stores (including 2 parcels of land in California, and 1 in each of Arizona and Texas) and a warehouse in Minnesota. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. We have several storage tanks at our warehouse facilities, including: an aboveground and an underground diesel storage tank at our main Southern California warehouse; ammonia storage at our Southern California cold storage facility and our Texas warehouse; aboveground diesel storage tanks at our Texas warehouse; an aboveground propane storage tank at our main Southern California warehouse and an aboveground propane tank located at the warehouse the Company owns in Egan Minnesota. Although we have not been notified of, and are not aware of, any material current environmental liability, claim or non-compliance, we could incur costs in the future related to our owned properties, leased properties, storage tanks, or other business properties and or activities. In the ordinary course of our business, we sometimes handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, and we train our employees on how to handle and dispose of them, but we cannot be assured that our policies and training are consistently followed, nor that they will successfully help us avoid potential liabilities or violations of these environmental laws and regulations in the future even if consistently followed.


ANTI-TAKEOVER EFFECT; CONCENTRATION OF OWNERSHIP BY OUR EXISTING OFFICERS AND PRINCIPAL STOCKHOLDERS

     In addition to some governing provisions in our Articles of Incorporation and Bylaws, we are also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in our control, even if such actions would benefit our shareholders and us. Moreover David Gold, our Chairman and Chief Executive Officer, and members of his immediate family and certain of their affiliates beneficially own as of September 30, 2004, 22,736,242 or 32.7% of shares outstanding. As a result, they have the ability to influence our policies and matters requiring the vote of our shareholders, including the election of our directors and other corporate action, and potentially to prevent a change in our control. This could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.


OUR STOCK PRICE COULD FLUCTUATE WIDELY

     Trading prices for our common stock could fluctuate significantly due to many factors, including:

-    the depth of the market for our common stock;
- changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
-    variations in our operating results;
- conditions or trends in our industry or industries of any of our significant vendors or other stakeholders;
-    the conditions of the market generally;
-    additions or departures of key personnel;
-    future sales of our common stock;
-    government regulation affecting our business;
-    increased competition;
-    consolidation of consumer product companies;
-    municipal regulation of "Dollar" stores;
- future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-    other risk factors as disclosed herein.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate risk for its investments in marketable securities. At September 30, 2004, the Company had $147.6 million in marketable securities maturing at various dates through June 2018. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. The Company generally holds investments until maturity. The Company does not enter into any interest rate hedging transactions.

Any premium or discount recognized upon the purchase of an investment is amortized over the term of the investment. At September 30, 2004, the fair value of investments approximated the carrying value.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including David Gold (our Chief Executive Officer) and Andrew Farina (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Mr. Gold and Mr. Farina concluded that, subject to the limitations noted herein, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities Exchange Commission.

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


CHANGES IN INTERNAL CONTROLS AND FINANCIAL REPORTING PROCEDURES

     As previously announced on June 11, 2004, during the second quarter of fiscal 2004 and in connection with physical counts of our retail store inventories performed by an outside service and our inventory control department, as well as a review of related inventory accounting processes, the Company's management determined that it was appropriate to make an additional shrinkage provision of $8.2 million. We believe this may indicate a deficiency in our internal controls and processes, relating to inventory management and reporting.

     We are currently working on implementing changes to our internal controls to address identified weaknesses. In late June 2004, we hired an outside consulting firm to review and document selected inventory processes and controls and identify potential weaknesses to assist with the control of inventory shrinkage, including those associated with perishable products. We plan to adopt updated policies in the fourth quarter of 2004 to tighten procedures relating to the transfer and receipt of inventory.

     We are currently evaluating the preliminary results of the initial phase of the consultant's report. We have taken a complete physical inventory of our warehouses and have begun the initial implementation of the receiving module of "HighJump" Software's "Warehouse Advantage" supply chain software system. Implementation of the system is expected to take approximately fifteen months to complete. We have created and filled the position of Executive Vice President of Supply Chain and Merchandising to oversee all aspects of purchasing, inventory control, distribution and merchandising. We have also initiated procedures to enforce recording of inventory movements at our stores, including damages, spoilage and inter-store transfers. In addition, further security measures have been taken to improve the verification of trailer security seals for shipments to the stores. As previously announced, we leased an additional 200,000 square feet of warehouse storage space in July 2004 to help alleviate the congestion in our main distribution facility in Los Angeles.

     During the period covered by this quarterly report, as part of the physical inventory reconciliation and monthly closing processes, we identified and corrected significant deficiencies in certain of our procedures surrounding accounts payable and inventory cut-off and the accumulation and tracking of construction in progress.

     Other than the matters discussed above, there have been no changes in our internal controls over financial reporting in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and
(b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including, without limitation, the section titled "Risk Factors"). The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


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

     Gillette Company vs. 99 Cents Only Stores (Los Angeles Superior Court). The trial in the lawsuit filed by the Gillette Company against 99 Cents Only Stores, arising out of a dispute over the interpretation of a contract between the parties, has concluded. Gillette was suing for breach of contract, alleging that the Company owes Gillette an additional principal sum of approximately $2.1 million (apart from the approximately $1 million already paid to Gillette), and the Company cross-complained against Gillette, alleging breach of contract, fraud and unfair business acts. The jury's verdict resulted in a net liability to the Company of the principal sum of approximately $0.3 million, a $0.5 million verdict for Gillette on its complaint and a $0.2 million verdict for the Company on its cross complaint. In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post trial rulings.

     Melgoza vs. 99 Cents Only Stores (Los Angeles Superior Court); Ramirez vs. 99 Cents Only Stores (Los Angeles Superior Court). On May 7, 2003, Melgoza, a former Store Manager, filed a putative class action on behalf of himself and others similarly situated. The suit alleges that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements as well as meal/rest periods and other wage and hour requirements imposed by California law. Each store typically has one Store Manager and two or three Assistant Store Managers. Pursuant to the California
Labor Code, the suit seeks to recover unpaid overtime compensation, penalties for failure to provide meal and rest periods, waiting time penalties for former employees, interest, attorney fees, and costs. The suit also charges, pursuant to California's Business and Professions Code section 17200, that the Company engaged in unfair business practices by failing to make such payments, and seeks payment of all such wages (in the form of restitution) for the four-year period preceding the filing of the case through the present. On June 9, 2004, Ramirez, a former Assistant Manager who is represented by the same counsel as Melgoza, filed a putative class action complaint that makes the same allegations with respect to current and former Assistant Managers at our stores that are named in the Melgoza action with respect to our current and former Store Managers. The

Ramirez complaint also added claims for additional penalties on behalf of all purported class members under California's new Labor Code Private Attorney General Act of 2004. On October 8, 2004, the Court issued an Order providing tentative approval of the settlement agreement previously executed in these actions, and ordered a December 20, 2004 hearing date, on an order of permanent approval. The Company provided a reserve of $6.0 million for this matter in the quarter ended March 31, 2004.

     Galvez and Zaidi v. 99 Cents Only Stores (Los Angeles Superior Court). On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage. The Company intends to demur to this new action. This matter has been deemed related to the Melgoza and Ramirez cases and has been stayed pending the conclusion of those cases.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


The table below sets forth information with respect to our repurchases of our common stock during the three months ended September 30, 2004.


                                            Total Number of
                                            ---------------
                                                 Shares
                         (1)                     ------
                        Total     Average     Purchased as
                        -----     -------     ------------
                      Number of    Price    Part of Publicly   Maximum Number of Shares
                      ---------    -----    ----------------   ------------------------
                        Shares      per    Announced Plans or  that May Yet Be Purchased
                        ------      ---    ------------------  -------------------------
         Month        Purchased    Share        Programs           Under the Program
     ---------------  ----------  -------  ------------------  -------------------------
       July 2004
      (7/01/04 to
        7/31/04)       604,800     14.80        604,800                 425,200

      August 2004
      (8/01/04 to                  13.07         19,400                 405,800
        8/31/04)        19,400

     September 2004
      (9/01/04 to
        9/30/04)          __        __             __                   405,800

(1) On May 14, 2004, we announced that our Board of Directors had approved the repurchase of up to 3,000,000 shares of our common stock. The shares were authorized to be purchased,


from time to time, in open market transactions or privately negotiated transactions over a period ending on May 31, 2005. The repurchase program is being effected from time to time, based on our evaluation of market conditions and other factors. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased during the three months ended September 30, 2004 were purchased in open market transactions through this program.


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


                                        99 CENTS ONLY STORES
Date:  November 15, 2004                        /s/  Andrew  Farina
                                                -------------------


                                        Andrew Farina
                                        Chief Financial Officer
                                        (Duly Authorized Officer)