Form 10-K
period 2004-12-31
99 CENTS ONLY STORES
filed 2005-09-09
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11735

99¢ Only Stores

(Exact name of registrant as specified in its charter)

California (State or other Jurisdiction of Incorporation or Organization)	95-2411605 (I.R.S. Employer Identification No.)
4000 Union Pacific Avenue, City of Commerce, California (Address of Principal Executive Offices)	90023 (zip code)

Registrant's telephone number, including area code: (323) 980-8145
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2005 was $594,853,585 based on a $12.71 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
Common Stock, No Par Value, 69,552,150 Shares as of August 31, 2005

Table of Contents

	Part I	Page
Item 1.	Business	3
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
	Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	54
	Part III
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions	59
Item 14.	Principal Accountant Fees and Services	59
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	60
	Signatures	63
	Exhibit Index	61

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “expect,”“estimate,”“anticipate,”“predict,”“believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including but not limited to those discussed in the subsection titled “Risk Factors.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is a deep-discount retailer of consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality, closeout merchandise. Approximately one-half of the Company’s retail sales in 2004 were from closeout merchandise versus regularly available goods. As of August 31, 2005, the Company operated 225 retail stores with 159 in California, 36 in Texas, 19 in Arizona, and 11 in Nevada. These stores averaged approximately 22,200 gross square feet. In 2004, the Company’s stores open for the full year generated average net sales per estimated saleable square foot of $270, which the Company believes is among the highest in the deep discount retail industry, and average net sales per store of $4.6 million. The Company entered the Texas market in June 2003. In 2004, non-Texas stores open for the full year averaged net sales of $4.8 million per store and $293 per estimated saleable square foot and the 17 Texas stores open for the full year averaged net sales of $2.2 million per store and $101 per estimated saleable square foot.

The Company competes in the deep-discount retail industry, which it believes is one of the fastest growing retail sectors in the United States. The Company opened its first 99¢ Only Stores in 1982 and believes that it operates the nation’s oldest existing single-price-point general merchandise chain. The Company has expanded its chain of 99¢ Only Stores from 78 stores and 1.1 million estimated saleable square feet at December 31, 1999 to 219 stores and 3.8 million estimated saleable square feet at December 31, 2004, representing compound annual growth rates (“CAGR”) of 23% and 28%, respectively. Through August 31, 2005, the Company has opened 8 new stores, including three in Texas, relocated one smaller California store and moved/expanded one California store within the same shopping center. The Company intends to continue to expand in California and Arizona in 2005 with approximately 4 to 6 additional stores planned. For 2005 and 2006, the Company has slowed its planned new store growth rate to focus on the improvement of its systems infrastructure, business processes, and internal controls to better enable the Company to support its existing stores and establish a foundation for accelerated growth in 2007 and beyond. Improving its Texas operation is also a top priority for the Company in 2005 and 2006.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by allowing the Company to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental operating expenses. Bargain Wholesale represented 4.3% of the Company’s net sales in 2004.

Industry

The Company participates primarily in the deep-discount retail industry with its 99¢ Only Stores. Deep-discount retail is distinguished from other retail formats in that a substantial portion of purchases is typically acquired at closeouts and other special-situation merchandise is acquired at prices substantially below original wholesale cost. In addition, re-orderable merchandise is purchased below normal wholesale cost. Deep-discount retail is also distinguished by offering this merchandise to customers at prices significantly below regular retail. As a result, a substantial portion of the product mix is comprised of a frequently changing selection of specific brands and products.

The Company considers closeout merchandise as any item that is not re-orderable on a regular basis. The purchase of closeout or special-situation merchandise develops in response to the need of manufacturers, wholesalers, and others to distribute merchandise outside their normal channels. Closeout or special-situation merchandise becomes available for a variety of reasons, including a manufacturer’s over-production, discontinuance due to a change in style, color, size, formulation or packaging, changes in nutritional label guidelines, the inability to move merchandise effectively through regular channels, reduction of excess seasonal inventory, discontinuation of test-marketed items, products close to their “best if used by” date, and the financial needs of the manufacturer.

Many deep-discount retailers also sell merchandise that can be purchased from a manufacturer or wholesaler on a regular basis. Although this merchandise can usually be purchased at less than original wholesale and sold below normal retail, the discount, if any, is generally less than with closeout merchandise. Deep-discount retailers sell regularly available merchandise to provide a degree of consistency in their product offerings and to establish themselves as a reliable source of basic goods.

Business Strategy

The Company strives to continue to provide significant value to its customers on a wide variety of consumable merchandise in an exciting store environment. The Company’s strategies to achieve this goal include the following:

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99 cents. During 2004, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), house-wares (including glassware, kitchen items, etc.), hardware, stationery and party goods, seasonal goods, baby products and toys, giftware, pet products, plants, and clothing. The Company carries name-brand merchandise, off-brands and its own private-label items. While the Company does not analyze revenues by the above categories, it believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.

Attractively Merchandised and Well-Maintained Stores. The Company strives to provide its customers an exciting shopping experience in customer-service-friendly stores that are attractively merchandised, brightly lit and well maintained. The Company’s stores are laid out with items in the same category grouped together. The shelves are restocked throughout the day. The Company believes that offering merchandise in an attractive, convenient and familiar environment creates stores appealing to a wide demographic of customers.

Strong Long-Term Supplier Relationships. The Company believes that it has developed a reputation as a leading purchaser of name-brand, re-orderable, and closeout merchandise at discounted prices by its willingness to take on large volume purchases and take possession of merchandise immediately, its ability to pay cash or accept abbreviated credit terms, its commitment to honor all issued purchase orders, and its willingness to purchase goods close to a target season or out of season. The Company’s experienced buying staff, with the ability to make immediate buying decisions, also enhances its strong supplier relationships. The Company’s relationships with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item. Additionally, the Company believes it has well-maintained, attractively merchandised stores that have contributed to a reputation among suppliers for protecting their brand image.

Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company’s retail operations by allowing the Company to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental operating expense. Bargain Wholesale sells to local, regional, national, and international accounts. The Company maintains showrooms in Los Angeles, where it is based, as well as Houston, New York City, and Chicago.

Savvy Purchasing. The Company purchases merchandise at substantially discounted prices as a result of its buyers’ knowledge, experience, negotiating ability and its established reputation among its suppliers. The Company applies this same approach to its relationships with all vendors and strives to maintain a lean operating environment focused on increasing net income.

Store Locations. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of August 31, 2005, the Company’s 225 existing 99¢ Only Stores average approximately 22,200 gross square feet. From January 1, 2000 through December 31, 2004, the Company opened 145 new stores with an average of approximately 24,100 gross square feet and currently targets new store locations between 15,000 and 24,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store. While this strategy was designed to increase revenues and operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy has impacted its historical comparable sales growth.

Experienced Management Team and Depth of Employee Option Grants. 99¢ Only Stores’ management team has many years of retail experience. The Company’s management believes that employee ownership of the Company has helped build employee pride in its stores. Accordingly, all members of the Company’s management, board of directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold), and almost all employees with tenure of more than six months with the Company receive an annual grant of stock options. As of December 31, 2004, the Company’s employees held options to purchase an aggregate of 5,179,170 shares of Common Stock, or 7.5% of the outstanding shares of Common Stock.

Growth Strategy

Management believes that future growth, at least in the near term, will primarily result from new store openings in its existing territories.

Growth in Existing Territories. By continuing to develop store growth in its current markets, the Company believes it can leverage its brand awareness in these regions and take advantage of its existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies.

Expansion in Texas. The Company opened its first Texas stores in June 2003. Its 741,000 square foot Houston-area distribution center facility, acquired in early 2003 for $23 million in cash, came with warehouse racking, including an automated pick-to-belt conveyor system, and refrigerated and frozen storage space. The Company later installed the “High Jump” warehouse management system in this facility. As of August 31, 2005, the Company had opened a total of 25 stores in the Houston area and 11 in the Dallas Fort Worth Metroplex. The Texas stores average 20,425 saleable square feet, which is larger than the Company average of 17,334 saleable square feet for 2004. The three Texas stores opened in 2005 were committed to in the second half of 2004. For the balance of 2005, the Company does not anticipate opening any additional stores in Texas. The Company currently believes that there is potential for additional growth in Texas, but is evaluating its Texas strategy before commencing any material expansion.

Portable Format Facilitates Geographic Expansion. Although the Company does not have any current plan to expand in areas outside its existing markets, the Company believes that its strategy of consistently offering a broad selection of name-brand consumables, at value pricing, in a convenient store format is portable to other densely populated areas of the country. In 1999, the Company opened its first 99¢ Only Stores outside the state of California in Las Vegas, Nevada and now has stores in California, Nevada, Arizona, and Texas.

Real Estate Acquisitions. The Company considers both real estate lease and purchase opportunities and may make acquisitions of a chain, or chains, of retail stores in existing markets or other regions, primarily for the purpose of acquiring favorable locations.

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of first-quality, closeout merchandise, generally at a significant discount from standard retail prices. All merchandise sold in the Company’s 99¢ Only Stores sells for 99 cents per item or 99 cents for two or more items, except in Texas where items can sell from 9 cents up to 99 cents.

The following table sets forth certain relevant information with respect to the operations of the Company’s 99¢ Only Stores (dollar amounts in thousands, except sales per square foot):

	Year Ended December 31,
	2000	2001	2002	2003	2004
99¢ Only Stores net retail sales	$402,071	$522,019	$663,983	$816,348	$929,896
99¢ Only Stores annual net sales growth rate	28.7%	29.8%	27.2%	22.9%	13.9%
99¢ Only Stores store count at beginning of year	78	98	123	151	189
New stores	20	26	28	38	33
Stores closed	-	1	-	-	3 (a	)
Total store count at year-end	98	123	151	189	219
Average 99¢ Only Stores’ net sales per store open the full year (b)	$4,487	$4,647	$4,750	$4,957	$4,603
Estimated saleable square footage at year-end for 99¢ Only Stores	1,424,280	1,892,949	2,428,681	3,190,528	3,796,153
Average net sales per estimated saleable square foot (b)	$318	$319	$309	$308	$270 (c	)
Change in comparable 99¢ Only Stores net sales (d)	2.0%	5.9%	3.6%	4.5%	-1.8%

(a) Two smaller stores closed due to the presence of larger nearby 99¢ Only Stores, and one store closed due to eminent domain.

(b) For stores open for the entire fiscal year.

(c) Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store for 2004 and average sales per saleable square foot of $101. All other stores open for the full year had average sales of $4.8 million per store and $293 of average sales per saleable square foot.

(d) Change in comparable store net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company’s stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries private-label consumer products made for the Company. The Company believes that the success of its 99¢ Only Stores concept arises in part from the value inherent in selling consumables items for only 99 cents per item or group of items, many of which are name-brands, and most of which typically retail elsewhere from $1.19 to $9.99.

Approximately half of the merchandise purchased by the Company is available for reorder. The mix and the specific brands of merchandise frequently change, depending upon the availability of closeout and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy for its stores, which first opened in 1982, the Company has been able to obtain sufficient name-brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that the frequent changes in specific name-brands and products found in its stores from one week to the next, encourages impulse and larger volume purchases, results in customers shopping more frequently, and helps to create a sense of urgency, fun and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific items that may be purchased by a single consumer.

The Company targets value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit card, debit card or EBT (electronic benefit transfers). The Company’s stores currently do not accept checks or manufacturer’s coupons. The Company’s stores are open every day except Christmas, with opening hours designed to meet the needs of family consumers.

Store Size, Layout and Locations. The Company strives to provide stores that are attractively merchandised, brightly lit, well-maintained, “destination” locations. The layout of each of the Company’s stores is customized to the configuration of the individual location. The interior of each store is designed to reflect a generally uniform format, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows visibility throughout the store, a distinctive color scheme, interior and exterior signage, price tags, shopping carts and shopping bags, and customized check-out counters. The Company emphasizes a strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day, changed frequently, and often incorporate seasonal themes. The Company believes that the frequently changing name-brands, convenient and inviting layout, and the lower shelving height, help encourage the typical customer to shop the whole store.

Advertising. Advertising expenditures were $3.1 million, $3.8 million and $5.6 million for 2002, 2003 and 2004, respectively, or 0.4%, 0.4% and 0.6% of net retail sales, respectively. The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy, which it manages without the assistance of an outside agency, emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the sale of nine televisions and other high value items for 99 cents each, grand openings often attract long lines of customers and receive media coverage.

Bargain Wholesale

The Company also sells wholesale merchandise, which is generally obtained through the same or shared opportunistic purchases of the retail operations. The Company maintains showrooms at the Company’s warehouse and distribution facility in California and, as of late 2004, from a showroom located at the Company’s distribution facility in Houston, Texas. Additionally, the Company has showrooms located in New York and Chicago. Advertising of wholesale merchandise is conducted primarily at trade shows and by mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, distributors, and wholesalers.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the sales order. Wholesale sales are recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility.

Purchasing

The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer interest at lower than regular wholesale prices. The Company purchases most merchandise directly from the manufacturer. Other sources of merchandise include wholesalers, manufacturers’ representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, distributing marketing brochures, cold calling, and obtaining referrals.

The Company typically has no continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5.0% of the Company’s total purchases in 2004. During 2004, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in 2004 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The sale of closeout or special-situation merchandise results from the need of manufacturers, wholesalers, and others to distribute merchandise outside their normal channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes the relationship with its suppliers is further enhanced by its ability to minimize channel conflict for the manufacturer by quickly selling name-brand merchandise without, if requested by the supplier, advertising or wholesaling the item.

The Company’s strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of SKUs per product category, which allows the Company to make purchases in large volumes.

The Company develops new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also imports merchandise, especially in product categories which the Company believes are not brand sensitive to consumers, such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware.

Warehousing and Distribution

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and with flexibility. The Company’s distribution centers are strategically located to enable quick turnaround of time-sensitive product as well as to provide long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items. The large majority of the merchandise sold by the Company is received, processed for retail sale if necessary, and then distributed to the retail locations from Company operated warehouse and distribution facilities.

The Company utilizes its internal fleet, outside carriers, and contracted or owner operated trucks by both filling outbound trucks to capacity and frequently instituting a backhaul program. The Company uses only common carriers to deliver to stores outside of Southern California including its stores in Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution facilities will be able to support its anticipated growth through 2006. However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise (including perishable products such as ice cream and bread) to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for eventual shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

In 2004, the Company began the installation of HighJump Software’s “Warehouse Advantage” Warehouse Management System in its primary Commerce, California distribution center. Testing of the HighJump receiving process began in the fourth quarter of 2004 and by the end of the second quarter of 2005, the HighJump receiving module was in use for the receipt of nearly all merchandise received at that distribution center. The HighJump system, when fully implemented, will utilize radio frequency technology, including voice-directed picking from Voxware, which is designed to increase picking accuracy and help deliver near real time inventory data to the Company’s inventory system. The Company also purchased and began implementing Business Objects for its data warehousing needs. The first data marts (which are small data warehouse components) concentrating on Point of Sale System (“POS”) data were developed in the first quarter of 2005 and development of more data marts will continue throughout 2005. The Company currently operates financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites on an SQL server 2000 database running on a Windows advance server 2000 operating system. The Company also operates a separate IBM UNIX-based inventory control system developed in-house. The Company uses an in-house developed proprietary store ordering system, which utilizes radio frequency hand-held scanning devices in each store. This system is processed using a back office PC system at each store. The Company utilizes a Wide Area Network (WAN) for data communications among the stores, the warehouse and the administrative functions. The Company utilizes a POS barcode scanning system to record and process retail sales in each of its stores.

Competition

The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competitors for acquiring closeout merchandise also include a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of the Company’s Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other deep-discount retailers for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company’s ability to compete will depend on many factors, including the success of its purchase and resale of such merchandise at lower prices than its competitors. In addition, the Company may face intense competition in the future from new entrants in the deep-discount retail industry that could have an adverse effect on the Company’s business and results of operations.

Employees

At December 31, 2004, the Company had 8,636 employees: 7,760 in its retail operation, 569 in its warehousing and distribution operation, 220 in its corporate offices and 87 in its Bargain Wholesale division. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, vacation benefits, an employee discount purchase plan, holiday premium pay, and a 401(k) plan to most of its employees as well as an executive-deferred compensation plan for highly compensated employees. All members of management and the Board of Directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold) and almost all employees with tenure of six months have received an annual grant of stock options.

None of the Company’s employees are party to a collective bargaining agreement. In 2004, the Teamsters were elected by the Company’s truck drivers and truck dispatchers (approximately 56 employees) to represent them, but in May 2005, pending a decertification vote with the NLRB, the Teamsters withdrew their representation and voluntarily declined to represent these employees. Currently the UFCW is attempting to organize certain groups of employees (primarily the store employees), however, the Company has not been advised that the UFCW has been successful in doing so.

Trademarks and Service Marks

“99¢ Only Stores,”“99¢,”“Rinso,” and “Halsa” are among the Company’s service marks and trademarks, and are listed on the United States Patent and Trademark Office Principal Register. “Bargain Wholesale” is among the fictitious business names used by the Company. Management believes that the Company’s trademarks, service marks, and fictitious business names are an important but not critical element of the Company’s merchandising strategy. The Company is involved in litigation against certain of those whom it believes are infringing upon its “99¢” family of marks, although simultaneous litigation against all persons everywhere whom the Company believes to be impermissibly infringing upon these marks is infeasible.

Environmental Matters

Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, the Company could incur costs in the future related to its owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations.

Available Information

The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from the "Investor Relations" portion of its website, www.99only.com, to the Securities and Exchange Commission's website, www.sec.gov.  Such reports are available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission by the Company.

Item 2. Properties

As of August 31, 2005, the Company owned 35 stores and leased 190 of its 225 store locations. Additionally, as of August 31, 2005, the Company owns three parcels of land for potential store sites. The Company has an interest in a variable interest entity to develop a shopping center in La Quinta, California, featuring one of its stores, in which it will lease a store scheduled for opening in 2005. The construction of this shopping center is planned for completion in 2005.

The Company’s leases generally provide for a fixed minimum rental, and some leases require additional rental based on a percentage of sales once a minimum sales level has been reached. Management believes that the Company’s stable operating history, excellent credit record, and ability to generate substantial customer traffic give the Company leverage when negotiating lease terms. Certain leases include cash reimbursements from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates. The Company believes that these lease terms are no less favorable to the Company as they would be for an unrelated party. The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases, and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are not less favorable to the Company than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company reaches agreement on such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it would be forced to relocate or close the leased store.

Prior to the sale of Universal in 2000, the Company guaranteed certain obligations under three leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these three lease agreements.  The Company may be contingently liable for lease payments totaling up to $1.1 million as of December 31, 2004, as well as additional costs for attorney fees, rent increases and common area maintenance charges.  As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases. For further information see Note 7 “Related Party Transactions” under notes to Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

The following table sets forth, as of August 31, 2005, information relating to the expiration dates of the Company’s current stores leases:

Expiring 2005	Expiring 2006-2008	Expiring 2009-2011	Expiring 2012 and beyond

11(a)	46	87	46

(a)	Includes 11 stores leased on a month-to-month basis.

The large majority of the Company’s store leases have multiple renewal options of typically five-years per option. Historically, the Company has exercised the large majority of the lease renewal options as they arise, and anticipates continuing to do so for the majority of leases for the foreseeable future.

The Company purchased its main warehouse, distribution and executive office facility, located in the City of Commerce, California in 2000. The Company purchased an additional warehouse storage space adjacent to its main distribution facility for $9.7 million in the third quarter of 2005.

In January 2003, the Company purchased a warehouse/distribution center in the Houston area to service its Texas operation. See “Growth Strategy - Continued Expansion into Texas.”

In December 2003, the Company purchased a cold storage warehouse/distribution center located in the City of Commerce, California.

Item 3. Legal Proceedings

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The trial in this matter resulted in a jury verdict of $0.5 million for Gillette on its complaint and $0.2 million for the Company on its cross-complaint. The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional principal sum of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases). In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post-trial rulings. The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

Melgoza vs. 99¢ Only Stores (Los Angeles Superior Court); Ramirez vs. 99¢ Only Stores (Los Angeles Superior Court). These putative class actions, originally filed on May 7, 2003, and June 9, 2004, respectively, each alleged that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements, as well as meal/rest period and other wage and hour requirements imposed by California law. On December 29, 2004, the Court gave final approval to the settlement of these actions. The Company had provided a reserve of $6.0 million for these matters. However, based upon the claims filed and the fact that the period in which to file claims has ended, the Company ultimately paid approximately $4.9 million. While there were a small number of individuals who opted out of the settlement, thereby preserving their ability to bring a claim against the Company with respect to these same allegations, management does not expect any future claims by these individuals to have a material adverse effect on the Company’s results of operations or financial condition.

Galvez and Zaidi vs. 99¢ Only Stores (Los Angeles Superior Court).  On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage.   The parties have reached a settlement of this matter, which is subject to Court approval.  Under this settlement, the Company will pay $0.006 million in settlement payments and attorney fees.  To the extent Court approval is not obtained, the Company is unable to predict the likely outcome in this matter, although the Company does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada, and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. On March 15, 2005, the Company participated in a mediation that led to a tentative settlement of this matter. Under that settlement, which is subject to Court approval, the Company will pay a maximum of approximately $200,000 in settlement payments and attorney fees, subject to plaintiff opt in rates. The Company is currently working to finalize the settlement agreement and obtain Court approval. To the extent such approval is not obtained, the Company is unable to predict the likely outcome in this matter, although the Company does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition. The Company established reserves for this matter at December 31, 2004 that it believes are sufficient.

Securities Class Action Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superceded the various complaints originally filed. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants have moved to dismiss the second amended complaint. That motion has been fully briefed and is awaiting the court’s decision. The Company is unable to predict the likely outcome in this matter, and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. The defendants have moved to stay that action pending the resolution of the class action litigation described above. Plaintiffs have recently agreed to such a stay, and the parties are now in the process of documenting that stipulation for approval by the court.

Others. The Company is named as a defendant in various other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “NDN.” The following table sets forth, for the calendar periods indicated, the high and low closing prices per share of the Common Stock as reported by the New York Stock Exchange.

	Price Range
	High	Low
2003:
First Quarter	$28.48	$20.83
Second Quarter	35.09	25.66
Third Quarter	36.02	31.74
Fourth Quarter	33.79	24.87
2004:
First Quarter	$29.65	$23.43
Second Quarter	24.80	14.10
Third Quarter	15.74	12.17
Fourth Quarter	16.36	13.15
2005:
First Quarter	$16.45	$12.95
Second Quarter	13.32	10.05

As of August 31, 2005, the Company had 485 shareholders of record and approximately 25,159 beneficial holders of the Common Stock.

The Company has never paid any cash dividends with respect to its Common Stock since it became a pubic Company in 1996. The Company presently intends to retain future earnings to finance continued system improvements, store development, and other expansion and therefore does not anticipate the payment of any cash dividends for the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors, which the Board of Directors considers appropriate.

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 4,440,000 are available as of December 31, 2004 for future option grants. Options may be granted to officers, employees, directors and consultants. All grants are made at fair market value at the date of grant. Options vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2002, 2003 and 2004. The plan will expire in 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of our Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,179,170	$20.05	4,440,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,179,170	$20.05	4,440,000

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data for the periods prior to fiscal year 2004 has been restated to reflect corrections as described in Note 2 “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

	Year Ended December 31,
	(Amounts in thousands, except per share and operating data)
Statements of Income Data:	2000 (As restated (d, f))	2001 (As restated (d, f))	2002 (As restated (d))	2003 (As restated (d))	2004
Net sales:
99¢ Only Stores	$402,071	$522,019	$663,983	$816,348	$929,896
Bargain Wholesale	49,876	56,250	49,959	46,112	42,277
Total sales	451,947	578,269	713,942	862,460	972,173
Cost of sales (excluding depreciation and amortization expense as shown separately below)	275,395	350,421	427,356	516,686	592,575
Gross profit	176,552	227,848	286,586	345,774	379,598
Selling, general and administrative expenses:
Operating expenses	108,353	142,358	178,561	235,428	312,263
Depreciation and amortization.	7,134	10,096	14,481	19,391	28,246
Total operating expenses	115,487	152,454	193,042	254,819	340,509
Operating income	61,065	75,394	93,544	90,955	39,089
Other (income) net	(3,617)	(5,931)	(4,847)	(4,457)	(3,263)
Income from continuing operations before provision for income taxes	64,682	81,325	98,391	95,412	42,352
Provision for income taxes	25,114	32,006	37,659	36,710	14,521
Income from continuing operations	$39,568	$49,319	$60,732	$58,702	$27,831

Loss from discontinued operations, net of income tax benefit of $700	(1,050)	-	-	-	-

Net income	$38,518	$49,319	$60,732	$58,702	$27,831
Earnings per common share from continuing operations:
Basic	$0.58	$0.72	$0.87	$0.82	$0.39
Diluted	$0.57	$0.70	$0.85	$0.81	$0.39
(Loss) per common share from discontinued operations:
Basic	($0.02)	-	-	-	-
Diluted	($0.02)	-	-	-	-
Earnings per common share:
Basic	$0.57	$0.72	$0.87	$0.82	$0.39
Diluted	$0.56	$0.70	$0.85	$0.81	$0.39
Weighted average number of common shares outstanding:
Basic	67,650	68,815	69,938	71,348	70,627
Diluted	68,945	70,009	71,181	72,412	71,016

Company Operating Data:
Sales Growth
99¢ Only Stores	28.7%	29.8%	27.2%	22.9%	13.9%
Bargain Wholesale	4.7%	12.8%	(11.2)%	(7.7)%	(8.3)%
Total Company sales	25.6%	28.0%	23.5%	20.8%	12.7%
Gross margin	39.1%	39.4%	40.1%	40.1%	39.0%
Operating margin	13.5%	13.0%	13.1%	10.6%	4.0%
Income from continuing operations	8.8%	8.5%	8.5%	6.8%	2.9%

Retail Operating Data (a):
99¢ Only Stores at end of period	98	123	151	189	219
Change in comparable stores net sales (b)	2.0%	5.9%	3.6%	4.5%	-1.8%
Average net sales per store open the full year	$4,487	$4,647	$4,750	$4,957	$4,603
Average net sales per estimated saleable square foot (c)	$318	$319	$309	$308	$270 (e	)
Estimated saleable square footage at year end	1,424,280	1,892,949	2,428,681	3,190,528	3,796,153

Balance Sheet Data:
Working capital	$166,779	$194,302	$215,747	$217,825	$187,417
Total assets	$280,695	$357,517	$450,078	$563,714	$600,204
Capital lease obligation, including current portion	$-	$1,677	$1,637	$1,593	$811
Total shareholders’ equity	$255,795	$322,781	$401,511	$496,954	$488,284

(a)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(b)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(c)	Computed based upon estimated total saleable square footage of stores open for the entire period.
(d)	See Note 2 to the Notes to the Consolidated Financial Statements.
(e)
Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store for 2004 and average sales per saleable square foot of $101. All other stores open for the full year had average sales of $4.8 million per store and $293 of average sales per saleable square foot.

(f)	The financial statements were originally audited by Arthur Andersen LLP, the Company’s external auditor until 2002. The restated amounts for 2000 and 2001 have not been audited.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the data included herein for the two years ending December 31, 2003 gives effect to the restatements to correct errors in the accounting for leases, depreciation and disclosure of cash flows pertaining to investments as further discussed in Note 2 “Restatement of Financial Statements” to the Notes to the Consolidated Financial Statements, and should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

General

In 2004, 99¢ Only Stores had net sales of $972.2 million, operating income of $39.1 million and net income of $27.8 million. Sales increased 12.7% over 2003 primarily due to the 33 new store openings in 2004. Operating income and net income decreased 57.0% and 52.6% respectively from 2003. Average sales per store open the full year declined from $5.0 million in 2003 to $4.6 million, in 2004. Average net sales per estimated saleable square foot (computed for 99¢ Only Stores open for the full year) declined from $308 per square foot at December 31, 2003 to $270 per square foot at December 31, 2004. This trend reflects the Company’s opening of larger locations for new store development and the under-performance of the Texas stores. Existing stores at December 31, 2004 average approximately 22,058 gross square feet. From January 1, 2002 through December 31, 2004, the Company opened new 99¢ stores that average approximately 24,785 gross square feet. The Company had targeted new store locations between 18,000 and 28,000 gross square feet during this period. The Company plans in 2005 and 2006 to slow its store openings in Texas and to focus on improving the performance of its Texas stores by focusing on supply chain and store operations. For 2005 and 2006 the Company has slowed its overall new store growth rate to focus on the improvement of its systems infrastructure, business processes, and internal controls to better enable the Company to support its existing stores and establish a foundation for accelerated growth in 2007 and beyond. In addition to the decline in average store sales and average net sales per estimated saleable square foot, operating income and net income were negatively impacted by certain operating expenses increasing proportionately more than revenues in 2004, as well as a decline in the gross profit margin.

The Company’s management believes that near term growth will primarily result from new store openings in its existing territories.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived asset impairment, legal reserves, self-insurance reserves, leases, and taxes.

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory and shrinkage/scrap are recorded to properly state inventory at the lower of cost or market. Shrinkage/scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgments and estimates, such as the amount of obsolete inventory and shrinkage/scrap, which may impact the ending inventory valuation as well as gross margins. Additions to the inventory obsolescence reserve as a percentage of cost of sales have averaged approximately 0.2% for the three years ended December 31, 2004.

Long-lived asset impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2004, 2003, and 2002.

Legal reserves: In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires management’s judgment on the outcome of various issues. Management may also use outside legal counsel to assist in this process. The ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies”. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

Self-insured workers’ compensation reserve: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes reserves for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations. Should an amount of claims greater than anticipated occur, the reserves recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation reserves.

Operating leases: The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense. The closing of stores in the future may result in the immediate write-off of associated deferred rent balances, if any.

Tax Valuation Allowances: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $20.9 million and $32.4 million in net deferred tax assets that are net of tax valuation allowances of $3.9 million and $4.6 million at December 31, 2003 and 2004, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at December 31, 2004 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data”.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving and distribution warehouse costs in its cost of goods sold, which totaled $24.7 million, $35.9 million, and $48.5 million as of December 31, 2002, 2003 and 2004, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, and other corporate administrative costs).

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

	Years Ended December 31
	(Amounts in thousands)
	2002 (As restated (a))		2003 (As restated (a))		2004
Net Sales:
99¢ Only Stores	$663,983	93.0%	$816,348	94.7%	$929,896	95.7%
Bargain Wholesale	49,959	7.0	46,112	5.3	42,277	4.3
Total	713,942	100.0	862,460	100.0	972,173	100.0
Cost of sales	427,356	59.9	516,686	59.9	592,575	61.0
Gross profit	286,586	40.1	345,774	40.1	379,598	39.0
Selling, general and administrative expenses:
Operating expenses	178,561	25.0	235,428	27.3	312,263	32.1
Depreciation and amortization	14,481	2.0	19,391	2.2	28,246	2.9
Total	193,042	27.0	254,819	29.5	340,509	35.0
Operating income	93,544	13.1	90,955	10.6	39,089	4.0
Other (income) expense, net	(4,847)	(0.7)	(4,457)	(0.5)	(3,263)	(0.4)
Income before provision for income taxes	98,391	13.8	95,412	11.1	42,352	4.4
Provision for income taxes	37,659	5.3	36,710	4.3	14,521	1.5
Net income	$60,732	8.5%	$58,702	6.8%	$27,831	2.9%

(a)	See Note 2 to the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales. Total net sales increased $109.7 million, or 12.7%, from $862.5 million in 2003 to $972.2 million in 2004. 99¢ Only Stores’ net retail sales increased $113.5 million, or 13.9%, from $816.3 million in 2003 to $929.9 million in 2004. Bargain Wholesale net sales decreased $3.8 million, or 8.3%, from $46.1 million in 2003 to $42.3 million in 2004. The effect of 33 new stores opened in 2004 increased 99¢ Only Stores net retail sales by $70.9 million and the full year 2004 effect of 38 net stores opened in 2003 increased sales by $67.7 million. However, comparable stores net sales for all stores open at least 15 months in 2003 and 2004 decreased 1.8% in 2004 due to the underperformance of the Texas stores. In 2004, the Company added 33 stores and closed three stores; 16 stores were opened in Texas, five in Arizona, one in Nevada and 11 in California. As of year-end 2004, the Company had 219 stores compared to 189 as of year-end 2003. Gross retail square footage and estimated saleable square footage at the year-end 2004 was 4.8 million and 3.8 million, respectively. For 99¢ Only Stores open all of 2004, the average net sales per estimated saleable square foot was $270 and the average annual net sales per store were $4.6 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.8 million per store and $293 per square foot. Texas stores open for a full year averaged net sales of $2.2 million per store and $101 per square foot.

Gross profit. Gross profit increased $33.8 million, or 9.8%, from $345.8 million in 2003 to $379.6 million in 2004. The increase in gross profit dollars was primarily due to higher retail net sales. As a percentage of net sales, overall gross profit decreased to 39.0% in 2004 from 40.1% in 2003. As a percentage of retail sales, gross profit for retail decreased to 39.9% in 2004 from 41.2% in 2003 in part due to the increase in product cost for retail from 55.5% in 2003 to 56.8% in 2004, and in part due to product mix and increase in spoilage/shrink from 3.0% in 2003 to 3.1% in 2004 (which the Company believes was caused by a variety of factors including an overcapacity situation in its Los Angeles distribution center and spoilage resulting from the initial introduction of its fresh produce offerings). The Bargain Wholesale margin remained relatively constant at 19.9% in 2004 versus 19.8% in 2003. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased $76.8 million, or 32.6%, from $235.4 million in 2003 to $312.3 million in 2004. The increase was primarily due to higher retail store operating expenses of $40.5 million between 2003 and 2004, primarily as a result of an increase in retail store labor costs of $22.6 million and an increase in rent costs of $11.3 million due to the opening of 33 new stores in 2004 and the full year effect of 2003 store additions. The increase in operating expenses was also due to an increase in distribution and transportation costs of $12.6 million, primarily as a result of higher fuel costs, increased delivery costs, and additional handling of product due to added warehousing facilities (which were leased to support our store growth). Operating expenses also increased due to an increase in legal costs of $8.3 million due to payments of $6.2 million for legal settlements (including a $4.9 million legal settlement described under Item 3), and outside legal counsel fees of $2.1 million, primarily as a result of a greater number of personal injury lawsuits, class action lawsuits, and other employee related matters. Operating expenses also increased due to higher accounting and consulting fees of $1.8 million, primarily as a result of Sarbanes Oxley work for 2004. Finally, operating expenses increased due to an increase in the workers compensation expenses of $11.2 million, which was primarily driven by an increase in the number of claims and an increase in average costs per claim. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

 Depreciation and amortization. Depreciation increased $8.9 million, or 45.7%, from $19.4 million in 2003 to $28.2 million in 2004 as a result of the net 30 new stores opened in 2004, the full year effect of 2003 store additions, and the purchase of the Commerce cold storage and Texas distribution centers in 2003.

Operating income. Operating income decreased $51.9 million, or 57.0%, from $91.0 million in 2003 to $39.1 million in 2004. Operating income as a percentage of net sales decreased from 10.6% in 2003 to 4.0 % in 2004 primarily due to the decrease in the gross margin percentage on sales and increases in operating expenses discussed above.

Other (income) expense, net. Other income decreased $1.2 million, or 26.8%, from $4.5 million in 2003 to $3.3 million in 2004. The decrease was primarily due to the expiration of a service and lease agreement with a related party in 2003, which eliminated the management fee and rent that the Company earned from the related party of $1.4 million in 2003. Interest income earned on the Company’s investments was $3.3 million in 2004 and $3.1 million in 2003. At December 31, 2004, the Company held $92.6 million in short-term investments and $50.8 million in long-term investments. Interest expense related to the capital lease was $0.1 million in both 2004 and 2003. The Company had no outstanding bank debt during 2004 or 2003.

Provision for income taxes. The provision for income taxes in 2004 was $14.5 million compared to $36.7 million in 2003. The provision for income taxes had effective combined federal and state income rates of 34.3% and 38.5% in 2004 and 2003, respectively. The effective combined federal and state tax income rates are less than the statutory rates in each period and were calculated to reflect estimated income tax rates after giving effect for tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $30.9 million, or 52.6%, from $58.7 million in 2003 to $27.8 million in 2004. Net income as a percentage of net sales declined from 6.8% in 2003 to 2.9% in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales. Total net sales increased $148.5 million, or 20.8%, from $713.9 million in 2002 to $862.5 million in 2003. 99¢ Only Stores net sales increased $152.3 million, or 22.9%, from $664.0 million in 2002 to $816.3 million in 2003. Bargain Wholesale net sales decreased $3.8 million, or 7.7%, from $50.0 million in 2002 to $46.1 million in 2003. The net effect of 38 new stores opened in 2003 increased 99¢ Only Stores net sales by $67.3 million and the full year effect of 28 net stores opened in 2002 increased sales by $56.0 million. Comparable stores net sales increased 4.8% in 2003. For 99¢ Only Stores open all of 2003, the average net sales per estimated saleable square foot was $308 and the average annual net sales per store was a record $5.0 million. The decrease in Bargain Wholesale net sales was primarily attributed to the competitive pricing environment in the wholesale business, a decline in sales to export brokers and a greater focus on the growth of the Company’s retail business.

Gross profit. Gross profit increased $59.2 million, or 20.7%, from $286.6 million in 2002 to $345.8 million in 2003. The increase in gross profit dollars was primarily due to higher sales volume. As a percentage of net sales, gross profit was 40.1% in 2003 and 2002. The retail gross margin decreased to 41.2% of sales in 2003 versus 41.7% in 2002. This percentage variance was due primarily to a disproportionately high growth in grocery product sales, which have a lower margin than other product categories. Margins on closeouts vary widely depending on many factors, including the circumstances giving rise to product availability. See Risk Factors- “The Company depends on its relationships with suppliers and the availability of closeout and special-situation merchandise.” The wholesale margin was 19.8% in 2003 versus 20.1% in 2002. Wholesale margin is generally driven by local competitive pricing factors, which results in lower sales prices.

Operating expenses. Operating expenses increased $56.9 million, or 31.8%, from $178.6 million in 2002 to $235.4 million in 2003. The 38 new store additions in 2003 increased operating expenses by $33.8 million. Distribution costs increased $11.6 million. This includes transportation costs, which increased $3.5 million due to the addition of new stores in Northern California, Nevada, Arizona and Texas. The addition of the new Texas distribution center increased distribution costs $2.0 million and distributions costs increased $6.1 million due to an overall increase in labor cost. Administrative costs increased $11.6 million and included an increase in California workers' compensation expense of $7.9 million based on store and labor growth in California. Start up costs in Texas increased $1.1 million and other administrative expenses increased $4.0 million. Additional administrative staff positions were filled in information systems, real estate, distribution, human resources, finance, strategic planning and buying. Administrative costs were offset by $1.4 million in management fees from a related party. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and amortization. Depreciation increased $4.9 million, or 33.9%, from $14.5 million in 2002 to $19.4 million in 2003. The 38 new store additions increased depreciation by $4.1 million and the new Texas distribution center increased depreciation by $0.5 million. Other increases result from amortization of information systems costs and depreciation costs of the Commerce distribution center.

Operating income. Operating income decreased $2.6 million, or 2.8%, from $93.5 million in 2002 to $91.0 million in 2003. Operating income as a percentage of net sales decreased to 10.6% in 2003 from 13.1% in 2002 primarily due to the increase in the operating costs as discussed above.

Other (income) expense, net. Other (income) expense, net relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases. Interest expense was $0.1 million in 2002 and in 2003. The Company had no bank debt during 2002 or 2003. Interest income earned on the Company’s marketable securities was $3.1 million in 2003 and $3.5 million in 2002. At December 31, 2003, the Company held $145.7 million in short-term investments and $52.8 million in long-term investments. Also included in both 2003 and 2002 is $1.4 million of income under a service and lease agreement with a related party for a distribution facility. This agreement ended on December 15, 2003. See Note 7 of “Notes to Consolidated Financial Statements”.

Provision for income taxes. The provision for income taxes in 2003 was $36.7 million compared to $37.7 million in 2002. The provision for income taxes had effective combined federal and state rates of 38.5% and 38.3% in 2003 and 2002, respectively. The effective combined federal and state income tax rates are less than the statutory rates in each period and were calculated to reflect estimated tax rates after giving effect for tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $2.0 million, or 3.3%, from $60.7 million in 2002 to $58.7 million in 2003. Net income as a percentage of net sales was 6.8% in 2003 and 8.5% in 2002.

Liquidity and Capital Resources

Since inception, the Company has funded its operations principally from cash provided by operations and has not generally relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, and working capital requirements for new and existing stores. The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company does not maintain any credit facilities with any financial institution.

Net cash provided by operating activities in 2002, 2003, and 2004 was $36.5 million, $65.3 million, and $94.4 million, respectively, consisting primarily of $75.5 million, $86.6 million, and $45.8 million of net income respectively, adjusted for depreciation and other non-cash items. Net cash used in working capital activities primarily reflects the increases in inventories, net of increases in accounts payable and workers’ compensation. Cash used for growth in inventories was $16.6 million, $24.2 million and $48.4 million in 2002, 2003, and 2004, respectively. The Company used $3.5 million, $7.2 million and $5.8 million in working capital in 2002, 2003, and 2004, respectively. Cash provided by other working capital activities included increases in workers’ compensation of $2.2 million, $8.6 million, and $20.1 million in 2002, 2003, and 2004, respectively. In 2002 and 2003, the Company invested $36.0 million and $14.4 million, respectively in investments. In 2004, the Company sold $55.1 million of its investments and used the funds for the repurchase of its shares and other working capital needs.

Net cash used in investing activities during 2002, 2003 and 2004 was $41.7 million, $98.6 million, and $57.2 million respectively. In 2002, 2003, and 2004 the Company used $41.8 million, $98.8 million and $57.2 million for the purchase of property and equipment due to the opening of 28, 38, and 33 new stores during the respective years.

Net cash provided by financing activities during 2002 and 2003 was $12.9 million and $25.7 million, respectively, which partially represents the proceeds from the exercise of non-qualified stock options in both years compared to cash used in financing activities of $36.6 million in 2004. Cash used in financing activities increased significantly in 2004 due to the repurchase of 2.6 million shares of the Company’s common stock (valued at $38.2 million) under its stock repurchase program.

During 2005, the Company currently plans to open a total of approximately 12 to 14 new stores (including one relocation) and has purchased one warehouse/distribution facility, a portion of which was previously leased by the Company. In addition, the Company may purchase additional properties during 2005 for future store expansion during 2006 or beyond. The Company intends to fund its liquidity requirements in 2005 out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of December 31, 2004.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$811	$37	$80	$120	$574
Operating lease obligations	177,877	32,551	55,697	43,283	46,346
Other long-term liabilities reflected on the Company’s balance sheet under generally accepted accounting principles	2,847	-	-	-	2,847
Total	$181,535	$32,588	$55,777	$43,403	$49,767

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2019. Most of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2002, 2003, and 2004 was approximately $25.1 million, $32.9 million, and $43.4 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties.” The large majority of the Company’s leases have multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, featuring one of its stores, in which it will lease a store for opening in 2005. The construction of this shopping center is planned for completion in 2005. As of December 31, 2004, the LLC did not have any assets or liabilities. As of December 31, 2003, the Company accounted for two partnerships under the equity method, which the Company consolidated at December 31, 2004 as a result of FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consisted of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004 is a $3.0 million reclassification from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Easter, Halloween, and Christmas seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the fourth quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays (e.g., Easter), the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46. This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ends after March 15, 2004. Additionally, certain new disclosure requirements apply to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not currently believe this statement will have any material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and the impact on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS No.153 will not have a material impact on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

RISK FACTORS

Inflation may affect the Company’s ability to sell merchandise at the 99 cents price point

The Company’s ability to provide quality merchandise for profitable resale within the 99 cents price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its 99 cent price point, which could have a material adverse effect on its business and results of operations. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company has identified material weaknesses in internal controls over financial reporting

The Company has received an adverse opinion on the effectiveness of its internal control over financial reporting because of material weaknesses identified in management’s assessment of the effectiveness of such controls as of December 31, 2004. These material weaknesses, if not remediated, create increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. The Company may determine that other material weaknesses exist that have not yet been identified, as described under “Item 9A. Controls and Procedures.” In addition, a failure to implement improved internal controls, or difficulties encountered in their implementation, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A Controls and Procedures,” for more information on our internal controls.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends largely on its ability to successfully open and operate new stores outside of its traditional core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or real estate purchases with acceptable terms, refurbish stores, successfully compete against local competition, upgrade its financial and management information systems and controls, and manage operating expenses. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, and the level of initial advertising influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a relatively high proportion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could produce a further decrease in overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. The opening of new stores in existing and in new markets has in the past and may in the future be less profitable than in its core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.

The Company’s operations are concentrated in California

As of December 31 2004, all but 63 of the 219 stores were located in California (with 11 stores in Nevada, 19 stores in Arizona and 33 stores in Texas). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted.

In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s California based properties. California has also historically enacted minimum wages that exceed federal standards, and it typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipment schedules are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. Such demands could cause delays in delivery of merchandise to or from warehouses and/or to stores. A fire, earthquake, or other disaster at its warehouses could also hurt the business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest.

The Company could be exposed to product liability claims

The Company purchases many products on a closeout basis, some of which are of an unknown origin and/or are manufactured or distributed by overseas entities. The closeout nature of many of the products may limit the Company’s opportunity to conduct diligence as to these products. The Company is not always listed as an additional insured by product vendors, and general insurance may not provide full coverage in certain instances. This could result in unanticipated future losses from product liability claims.

The Company depends upon its relationships with suppliers and the availability of closeout and special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. This results in a mix of name-brand and other merchandise at the 99 cents price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with historical costs. Further, the Company may not be able to find and purchase merchandise in quantities necessary to accommodate its growth. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the deep discount retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair our business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations. The Company’s store and warehouse inventory approximated $155.8 million and $107.4 million at December 31, 2004 and 2003, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, the cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from produce.

The Company faces strong competition

The Company competes in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. In the future, new companies may also enter the deep-discount retail industry. It is also becoming more common for superstores to sell products competitive with our own. Additionally, the Company currently faces increasing competition for the purchase of quality closeout and other special-situation merchandise. Some of the Company’s competitors have substantially greater financial resources and buying power than the Company does, as well as nationwide name-recognition and organization. The Company’s capability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors. The Company also faces competition from other retailers with similar or confusing names, which are becoming more commonplace. The Company cannot assure it will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise at the 99 cents price point could be hindered by certain economic factors beyond its control, including but not limited to:

- inflation and an increases in the rate of inflation, both in the United States as well as in other countries in which the products it sells are manufactured;
- increases in employee health benefits cost;
- increases in minimum and prevailing wage levels, as well as “living wage” pressures;
- increases in government regulatory compliance costs;
- decreases in consumer confidence levels;
- increases in transportation and fuel costs as the Company ships over longer distances and the price of petroleum, gasoline and energy rises;
- increases in unionization, including a broad based and ongoing organizing campaign at the store and warehouse level;
- increases in workers’ compensation benefits and self-insured workers’ compensation reserves due to increased claims costs

The Company faces risks associated with international sales and purchases

Although international sales historically have not been important to the Company’s overall net sales, some of the inventory is manufactured outside the United States. There are many risks associated with doing business internationally. International transactions may be subject to risks such as:

- political instability;
- currency fluctuations;
- lack of knowledge by foreign manufacturers of United States and California product, content, packaging and other laws, rules and regulations;
- exchange rate fluctuations;
- changes in import and export regulations; and
- changes in tariff and freight rates

The United States and other countries have at times proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could result in increases in the cost of and/or reduction in the availability of certain merchandise and could adversely affect the Company’s ability to purchase such merchandise.

The Company could encounter risks related to transactions with affiliates

As of August 31, 2005, the Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates. The Company believes that the lease terms on these properties are no less favorable to the Company than they would be for an unrelated party. Under current policy, the Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and affiliates. They must also determine that such transactions are equivalent to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect net sales and operating results.

The Company relies heavily on its executive management team and is transitioning to new leadership

David Gold, who served as the Company’s Chief Executive Officer since it commenced operations, retired as CEO effective December 31, 2004. Although he remains Chairman of its Board of Directors, this is nevertheless a substantial change for the Company and its management team. Effective January 1, 2005, Eric Schiffer, formerly the Company’s President, became Chief Executive Officer, and he is establishing a new and different management style. In addition, Howard Gold, who for many years has been in charge of the Company’s distribution operations, moved to the newly created position of Executive Vice President of Special Projects. Michael Zelkind, the Company’s Executive Vice President of Supply Chain and Merchandising and formerly a Vice President of Inventory Management and Supply Chain Systems for a division of ConAgra Foods, is responsible for purchasing as well as receiving, warehousing, distribution, and other supply chain functions as well as marketing and the Company’s Bargain Wholesale operation. This, too, could result in a change in management style. Jeff Gold, formerly Senior Vice President of Real Estate and Information Systems, assumed broader duties as President and Chief Operating Offer, and now also oversees the Company’s retail operations and human resources. The Company hired an interim Chief Financial Officer in March 2005 and is conducting a search with the assistance of a leading retained search firm to hire a permanent Chief Financial Officer. In addition, the Company has recently hired an experienced Vice President of Human Resources.

These are very significant changes, implemented over a relatively short period of time. These executives are untested in their new positions, and their success is not assured. The Company also relies on the continued service of other officers and key managers. The Company has not entered into employment agreements with any of its officers and does not maintain key person life insurance on them. The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or sufficiently retain the necessary number of qualified candidates.

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the fourth quarter, which includes the Christmas and Halloween selling seasons. During 2003 and 2004, the Company generated approximately 28.7% and 27.4%, respectively, of its net sales and approximately 26.2% and 26.4%, respectively, of its operating income during the fourth quarter. If for any reason the Company’s net sales were to fall below norms during the fourth quarter, it could have an adverse impact on profitability and impair the results of operations for the entire year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. Some of these factors are beyond the Company’s control, and include the following:

- the number and location of new stores and timing of new store openings;
- the level of advertising and pre-opening expenses associated with new stores;
- the integration of new stores into operations;
- general economic health of the deep-discount retail industry;
- changes in the mix of products sold;
- increases in fuel and shipping costs;
- ability to successfully manage inventory levels;
- changes in personnel;
- expansion by competitors into geographic markets in which they have not historically had a strong presence;
- fluctuations in the amount of consumer spending; and
- the amount and timing of operating costs and capital expenditures relating to the growth of the business and the Company’s ability to uniformly capture such costs.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Egan, Minnesota. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company sometimes handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and trains employees on how to handle and dispose of them, but the Company cannot be assured that its policies and training are consistently followed, nor that they will successfully help the Company avoid potential liabilities or violations of these environmental laws and regulations in the future even if consistently followed.

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his immediate family and certain of their affiliates beneficially own as of August 31, 2005, 23,035,646, or 33.1%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate widely

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:
- the depth of the market for common stock;
- changes in expectations of future financial performance, including financial estimates by securities analysts and investors;
- variations in operating results;
- conditions or trends in the industry or industries of any significant vendors or other stakeholders;
- the conditions of the market generally or the deep-discount or retail industries;
- additions or departures of key personnel;
- future sales of common stock;
- government regulation affecting the business;
- increased competition;
- consolidation of consumer product companies;
- municipal regulation of “Dollar” stores;
- future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
- other risk factors as disclosed herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At December 31, 2004, the Company had $143.4 million in securities maturing at various dates through June 2018, with approximately 65 percent maturing within one year. The Company’s investments are comprised primarily of investment grade federal and municipal bonds, commercial paper and corporate securities. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At December 31, 2004, the fair value of investments approximated the carrying value. Based on the investments outstanding at December 31, 2004 a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $2.3 million or 1.6%.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheet of 99¢ Only Stores (the “Company”) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and our report dated August 30, 2005 disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

Deloitte & Touche LLP
Los Angeles, California
August 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of 99¢ Only Stores:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of 99¢ Only Stores and its subsidiary at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet at December 31, 2003 and related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003.

PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2004, except for Note 2
as to which the date is July 18, 2005

Report of Independent Registered Public Accounting Firm
On
Financial Statement Schedule

To the Board of Directors Of 99 Cents Only Stores:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004, except for Note 2 as to which the date is July 18, 2005, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, CA
February 27, 2004

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2004
(Amounts In Thousands, Except Share Data)

ASSETS

	2003	2004
	(As Restated, see Note 2)
CURRENT ASSETS:
Cash	$318	$884
Short-term investments	145,670	92,645
Accounts receivable, net of allowance for doubtful accounts of $143 and $268 as of December 31, 2003 and 2004, respectively	2,245	3,463
Income tax receivable	841	-
Deferred income taxes	15,850	28,845
Inventories	107,409	155,836
Other	2,717	5,946
Total current assets	275,050	287,619
PROPERTY AND EQUIPMENT, at cost:
Land	35,680	41,240
Building	53,590	68,833
Building improvements	23,946	28,587
Leasehold improvements	78,139	106,482
Fixtures and equipment	56,124	71,577
Transportation equipment	3,217	3,847
Construction in progress	35,279	22,835
Total property and equipment	285,975	343,401
Accumulated depreciation and amortization	(68,207)	(95,482)
Total net property and equipment	217,768	247,919

OTHER ASSETS:
Long-term deferred income taxes	5,067	3,574
Long-term investments in marketable securities	52,789	50,764
Long-term investments in partnerships	4,366	-
Deposits and other assets	8,674	10,328
Total other assets	70,896	64,666
TOTAL ASSETS	$563,714	$600,204

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2004
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2004
	(As Restated, see Note 2)
CURRENT LIABILITIES:
Accounts payable	$27,903	$39,094
Accrued expenses:
Payroll and payroll-related	3,592	4,959
Sales tax	4,749	5,098
Other	4,622	12,074
Workers’ compensation	16,319	36,445
Income tax payable	-	2,495
Current portion of capital lease obligation	40	37
Total current liabilities	57,225	100,202

LONG-TERM LIABILITIES:
Deferred rent	5,868	8,097
Deferred compensation liability	2,114	2,847
Capital lease obligation, net of current portion	1,553	774
Total non-current liabilities	9,535	11,718

COMMITMENTS AND CONTINGENCIES: (Note 8)	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding - 72,032,788 shares at December 31, 2003 and 69,517,185 shares at December 31, 2004	210,893	212,606
Retained earnings	286,061	275,678
Total shareholders’ equity	496,954	488,284
Total liabilities and shareholders’ equity	$563,714	$600,204

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(Amounts In Thousands, Except Per Share Data)

	2002	2003	2004
	(As Restated, see Note 2)	(As Restated, see Note 2)
NET SALES:
99¢ Only Stores	$663,983	$816,348	$929,896
Bargain Wholesale	49,959	46,112	42,277
Total sales	713,942	862,460	972,173

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	427,356	516,686	592,575
Gross profit	286,586	345,774	379,598
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	178,561	235,428	312,263
Depreciation and amortization	14,481	19,391	28,246
Total Selling, General and Administrative	193,042	254,819	340,509
Operating income	93,544	90,955	39,089
OTHER (INCOME) EXPENSE:
Interest income	(3,535)	(3,105)	(3,326)
Interest expense	128	125	63
Other	(1,440)	(1,477)	-
Total other (income)	(4,847)	(4,457)	(3,263)
Income before provision for income tax	98,391	95,412	42,352
Provision for income taxes	37,659	36,710	14,521
NET INCOME	$60,732	$58,702	$27,831

EARNINGS PER COMMON SHARE:
Basic	$0.87	$0.82	$0.39
Diluted	$0.85	$0.81	$0.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,938	71,348	70,627
Diluted	71,181	72,412	71,016

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(Amounts in Thousands)

	Common Stock		Retained
	Shares	Amount	Earnings

BALANCE, December 31, 2001 (as previously reported)	69,506	$156,154	$163,489
Prior period restatement adjustment (see Note 2)			3,138
BALANCE, December 31, 2001 (as restated, see Note 2)	69,506	156,154	166,627
Net income (as restated, see Note 2)	-	-	60,732
Tax benefit from exercise of stock options	-	5,053	-
Proceeds from exercise of stock options	863	12,945	-
BALANCE, December 31, 2002 (as restated, see Note 2)	70,369	174,152	227,359
Net income (as restated, see Note 2)	-	-	58,702
Tax benefit from exercise of stock options	-	11,041	-
Proceeds from exercise of stock options	1,664	25,700	-
BALANCE, December 31, 2003 (as restated, see Note 2)	72,033	210,893	286,061
Net income	-	-	27,831
Tax benefit from exercise of stock options	-	40	-
Repurchase of common stock	(2,594)	-	(38,214)
Proceeds from exercise of stock options	78	1,673	-
BALANCE, December 31, 2004	69,517	$212,606	$275,678

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(Amounts in Thousands)

	2002	2003	2004
	(As Restated, see Note 2)	(As Restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,732	$58,702	$27,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,481	19,391	28,246
Loss on disposal of fixed assets	-	-	1,152
Tax benefit from exercise of non qualified employee stock options	5,053	11,041	40
Deferred income taxes	(4,771)	(2,503)	(11,502)
Changes in asset and liabilities associated with operating activities:
(Purchases) sales of investments, net	(35,981)	(14,378)	55,050
Accounts receivable	770	507	(1,218)
Inventories	(16,648)	(24,233)	(48,427)
Other assets	134	(777)	(2,750)
Deposits	(150)	(89)	(74)
Due to shareholders	(2,887)	1,232	-
Accounts payable	3,538	10,956	11,191
Accrued expenses	1,977	2,808	9,168
Accrued workers’ compensation	2,191	8,594	20,126
Income taxes	7,567	(7,025)	3,336
Deferred rent	534	1,052	2,229
Net cash provided by operating activities	36,540	65,278	94,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41,829)	(98,768)	(57,248)
Investments in partnerships	137	166	-
Net cash used in investing activities	(41,692)	(98,602)	(57,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(40)	(44)	(43)
Proceeds from exercise of stock options	12,945	25,701	1,673
Repurchases of Company stock	-	-	(38,214)
Net cash provided (used in) by financing activities	12,905	25,657	(36,584)
NET INCREASE (DECREASE) IN CASH	7,753	(7,667)	566
CASH, beginning of year	232	7,985	318
CASH, end of year	$7,985	$318	$884

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2002 (as restated), 2003 (as restated) and 2004

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of December 31, 2004, the Company operated 219 stores with 156, 33, 19, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Investments

Investments in debt and equity securities are recorded as required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS No. 115”) as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. Trading investments are recorded at fair value, with any changes in fair value recorded in net income. At December 31, 2002, 2003, and 2004, such gains and losses were not material.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances are recorded to properly state inventory at the lower of cost or market.

Depreciation and Amortization

Property and equipment are depreciated on a straight-line basis over the following useful lives:

Owned buildings	30 years
Owned building improvements	Lesser of the estimated useful life of the improvement or 30 years
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	3-5 years
Transportation equipment	3 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2004, 2003, and 2002.

Lease Acquisition Costs

The Company follows the policy of capitalizing expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the term of the lease, which is usually five to ten years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Earnings per share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for each of the three years in the period ended December 31, 2004 follows:

	Year Ended December 31,
	2002	2003	2004
	(Amounts in thousands)

Weighted average number of common shares outstanding-basic	69,938	71,348	70,627
Dilutive effect of outstanding stock options	1,243	1,064	389
Weighted average number of common shares outstanding-diluted	71,181	72,412	71,016

Potentially dilutive stock options of 1.0 million, 1.9 million, and 4.3 million shares for the years ended December 31, 2002, 2003, and 2004, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

Stock-Based Compensation

The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123 “Accounting for Stock-Based Compensation,” had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the years ended December 31, 2002, 2003, and 2004 (amounts in thousands, except for per share data):

	December 31,
	Amounts in thousands except per share data
	2002	2003	2004
	(As restated, see Note 2)
Net income, as reported	$60,732	$58,702	$27,831
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,427	8,931	7,480
Pro forma net income	$52,305	$49,771	$20,351
Earnings per share:
Basic-as reported	$0.87	$0.82	$0.39
Basic-pro forma	$0.75	$0.70	$0.29
Diluted-as reported	$0.85	$0.81	$0.39
Diluted-pro forma	$0.73	$0.69	$0.29

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2002	2003	2004
Risk free interest rate	1.90%	3.37%	3.90%
Expected life	10 Years	5.2 Years	5.4 Years
Expected stock price volatility	51%	51%	50%
Expected dividend yield	None	None	None

Cost of Sales

Cost of sales includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold.

Operating Expenses

Selling, general, and administrative expenses includes purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and contractually obligated rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent on the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as an offset to rent expense.

Revenue Recognition

The Company recognizes retail sales in its store at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $3.1 million, $3.8 million, and $5.6 million for the fiscal years ended December 31, 2002, 2003 and 2004, respectively.

Statements of Cash Flows

Cash payments for income taxes were $29,852,000, $35,200,000, and $22,028,000 in 2002, 2003 and 2004, respectively. Interest payments totaled approximately $128,000, $125,000 and $122,000 for the fiscal years ended December 31, 2002, 2003, and 2004, respectively.

Fair Value of Financial Instruments

Management believes the carrying amounts of cash, accounts receivables and accounts payable approximate fair value due to their short-term nature. Short-term and long-term investments are carried at fair value.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.”This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments (see Note 4).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not currently believe this statement will have any significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123 (R) and the impact on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS No.153 will not have a material impact on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

2.	Restatement of Financial Statements

Accounting for Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, the Company re-evaluated its lease accounting practices and determined that certain of its lease accounting methods for tenant improvement allowances and rent holiday periods were not in accordance with GAAP, as described below.

Tenant Improvement Allowances

The Company had historically accounted for tenant improvement allowances as reductions to the related store leasehold improvement instead of as a deferred liability in the consolidated balance sheets. As a result, the Company amortized the tenant improvement allowances over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense. The Company also recorded tenant improvement allowances as a reduction of capital expenditures within investing activities instead of a change in operating activities in the consolidated statements of cash flows. The Company reassessed its accounting for tenant improvement allowances and has corrected its accounting policy to treat these allowances received as a deferred liability which is amortized, as a reduction of rent expense, over the lease term.

Rent Holiday Periods

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. Historically, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the date the store opened. The Company re-evaluated its accounting for rent holidays and determined that the recognition of rent expense should commence on the date the Company takes possession of the leased space for construction purposes, which has historically been three to four months prior to a store opening date. This correction in accounting affects the recognition of rent expense and the deferred rent liabilities balance.

Depreciation

Previously, the Company depreciated building improvements made on both owned and leased store locations over five years. The Company has determined that a five-year depreciation period for such building improvements does not reflect an accurate estimate of the useful life of such assets. The Company has determined that a more accurate estimate of the depreciation period for each building improvement should be the shorter of the economic life of the improvement or the life of the building for owned building improvements, or the remaining life of the lease for leased building improvements. The effect of this restatement is to depreciate such assets over longer periods than the initially assigned five years. This correction in accounting affects depreciation expense and accumulated depreciation.

Cash flow classification of trading investment activity

The Company has determined that the presentation of net purchases and sales of trading investments in the consolidated statements of cash flows should be shown in the operating activities category rather than shown in the investing activities category as was previously reported. Accordingly, the Company has corrected the classification of net purchases and sales of investments of $36.0 million and $14.4 million for the years ended December 31, 2002 and 2003, respectively to the appropriate cash flow categories for those years.

As a result of the above, the Company has restated the accompanying consolidated balance sheet as of December 31, 2003, and the consolidated statements of income and the consolidated statements of cash flows for the years ended December 31, 2002 and 2003. The following is a summary of the corrections described above (in thousands, except per share data):

As of December 31, 2003	Consolidated Balance Sheet
	As Previously Reported	Adjustments	As Restated
Current deferred income taxes	$15,927	$(77)	$15,850
Total current assets	275,127	(77)	275,050
Building improvements	-	23,946	23,946
Leasehold improvements	100,666	(22,527)	78,139
Total properties, fixtures and equipment	284,556	1,419	285,975
Accumulated depreciation and amortization	(81,991)	13,784	(68,207)
Total net property and equipment	202,565	15,203	217,768
Long-term deferred income taxes	9,717	(4,650)	5,067
Total other assets	75,546	(4,650)	70,896
Total assets	553, 238	10,476	563,714
Deferred rent	2,460	3,408	5,868
Total non-current liabilities	6,127	3,408	9,535
Retained earnings	278,993	7,068	286,061
Total shareholders’ equity	489,886	7,068	496,954
Total liabilities and shareholders’ equity	$553,238	$10,476	$563,714

	Consolidated Statement of Income
Fiscal year ended December 31, 2002	As Previously Reported	Adjustments	As Restated
Operating expenses	$178,374	$187	$178,561
Depreciation and amortization	17,711	(3,230)	14,481
Total Selling, General and Administrative	196,085	(3,043)	193,042
Operating income	90,501	3,043	93,544
Income before provision for income tax	95,348	3,043	98,391
Provision for income taxes	36,374	1,285	37,659
Net Income	$58,974	$1,758	$60,732
EARNINGS PER COMMON SHARE:
Basic	$0.84	$0.03	$0.87
Diluted	$0.83	$0.02	$0.85

	Consolidated Statement of Income
Fiscal year ended December 31, 2003	As Previously Reported	Adjustments	As Restated
Operating expenses	$234,626	$802	$235,428
Depreciation and amortization	23,763	(4,372)	19,391
Total Selling, General and Administrative	258,389	(3,570)	254,819
Operating income	87,385	3,570	90,955
Income before provision for income tax	91,842	3,570	95,412
Provision for income taxes	35,313	1,397	36,710
Net Income	$56,529	$2,173	$58,702
EARNINGS PER COMMON SHARE:
Basic	$0.79	$0.03	$0.82
Diluted	$0.78	$0.03	$0.81

	Consolidated Statement Of Cash Flows
Fiscal year ended December 31, 2002	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$72,323	$(35,783)	$36,540
Net cash used in investing activities	$(77,475)	$35,783	$(41,692)

	Consolidated Statement Of Cash Flows
Fiscal year ended December 31, 2003	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$79,536	$(14,258)	$65,278
Net cash used in investing activities	$(112,860)	$14,258	$(98,602)

3.	Investments

Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as trading securities. The Company's investments are comprised primarily of investment grade federal and municipal bonds and commercial paper. Trading investments are recorded at fair value. The portion of trading gains and (losses) for the period that relates to trading securities still held at December 31, 2002, 2003 and 2004 were $85,000, $24,000, and $(453,000), respectively.

4.	Variable Interest Entities

The Company formed long-term partnerships in two instances for the purpose of acquiring and managing particular store sites, which were in turn leased to the Company. Previously, the Company accounted for these partnerships under the equity method with an initial investment of approximately $3.0 million. In fiscal 2004, these partnerships were consolidated pursuant to the requirements of FIN 46R because the Company is the only partner in these partnerships that has capital at risk and therefore is the primary beneficiary. The assets of the partnership consist only of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities. The income statement impact of consolidation versus equity accounting is not significant. No such arrangements exist in any of the other store locations currently owned or leased by the Company.

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, featuring one of its stores, in which it will lease a store for opening in 2005. The construction of this shopping center is planned for completion in 2005. As of December 31, 2004, this entity did not have any assets or liabilities.

5.	Purchase of Distribution Facilities

In 2003, the Company purchased two distributions centers. On January 28, 2003, the Company completed the purchase of a distribution center in Houston to service its Texas store operations. The facility was acquired for $23.0 million in cash and contains built in refrigerated and frozen storage space. On December 30, 2003, the Company completed the purchase of a refrigerated distribution center in the City of Commerce. The facility was acquired for $8.4 million in cash.

6.	Income Tax Provision

The provision for income taxes for the three years ended December 31, 2004 are as follows:

	Years Ended December 31,
	(Amounts in thousands)
	2002	2003	2004
Current:	(Restated)	(Restated)
Federal	$30,430	$32,428	$19,739
State	7,335	6,786	6,306
	37,765	39,214	26,045
Deferred federal and state	(106)	(2,504)	(11,524)
Provision for income tax	$37,659	$36,710	$14,521

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the three years ended December 31, 2004 are as follows:

	Year Ended December 31,
	(Amounts in thousands)
	2002		2003		2004
	(As Restated, see Note 2)		(As Restated, see Note 2)
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory federal rate	$34,437	35.0%	$33,394	35.0%	$14,825	35.0%
State income taxes, net of federal income tax effect	5,372	5.5	4,840	5.1	1,281	3.0
Effect of permanent differences	(631)	(0.6)	(418)	(0.4)	(984)	(2.3)
Valuation allowance	(640)	(0.7)	-	-	706	1.7
Other	(506)	(0.5)	(848)	(0.9)	(1,182)	(2.8)
Welfare to work, LARZ, and other job credits	(373)	(0.4)	(258)	(0.3)	(125)	(0.3)
	$37,659	38.3%	$36,710	38.5%	$14,521	34.3%

A detail of the Company’s net deferred tax assets as of December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	(Amounts in thousands)

	2003	2004
	(As Restated, see Note 2)
CURRENT ASSETS (LIABILITIES)
Inventory	$733	$2,147
Uniform inventory capitalization	3,120	4,687
Prepaid Expenses	-	(1,068)
Liability for accrued expenses	935	3,387
Workers’ compensation	6,985	15,597
Deferred rent	1,904	2,639
State taxes	2,197	2,215
Other, net	(24)	(696)
Valuation Allowance	-	(63)
TOTAL CURRENT ASSETS (LIABILITIES)	15,850	28,845

NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	1,903	533
Net operating loss carry- forwards	7,329	7,727
Other, net	(265)	(142)
Valuation allowance	(3,900)	(4,544)
TOTAL NON-CURRENT ASSETS (LIABILITIES)	5,067	3,574
NET DEFERRED TAX ASSETS	$20,917	$32,419

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $19.7 million and $17.0 million, respectively, which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $1.2 million of California Enterprise Zone credits that can be carried forward indefinitely.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  This allowance primarily relates to the deferred tax assets acquired in the acquisition of Universal International, Inc. (see Note 7) and for certain state net operating loss carry-forwards.

At December 31, 2004 and 2003, the Company had approximately $0.5 million and $1.5 million, respectively, of tax contingency reserves for probable income tax contingencies not yet resolved with federal and state tax authorities.  The Company believes it has accrued sufficient amounts for estimated income tax liabilities.

7.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates. Rental expense for these facilities was approximately $2.2 million, $2.1 million, and $2.1 million in 2002, 2003, and 2004, respectively. In addition, one of the Company’s directors, who resigned in the first quarter of 2005 was a trustee of a trust that owns a property on which a single 99¢ Only Stores is located. Rent expense on this store amounted to $0.3 million in 2002, 2003, and 2004.

Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. (“Universal”) to a company owned 100% by David and Sherry Gold, both significant shareholders of 99¢ Only Stores. Mr. Gold was and still is Chairman of the Company's Board of Directors.  The sale price consisted of $33.9 million in cash and was collected at closing. These proceeds were invested in the Company’s investment accounts. In connection with this sale, a management services and lease agreement was entered into between Universal and the Company. The service agreement provided for the Company to render certain administrative services to Universal, including information technology support, accounting, buying and human resource functions. The Company charged Universal management fees for these services. The lease agreement involved the property that served as Universal’s primary warehouse and distribution facility. The lease was structured on a triple net basis and provided for rental payments of $120,000 per month. Universal ended its service agreement and lease arrangement with the Company in December 2003.

The following is a summary of the transactions between the Company and Universal for 2002 and 2003 and a reconciliation of amounts due to/from shareholder resulting from such transactions (amounts in thousands):

Year	Management Fees	Rental Income	Inventory Sales To Universal	Inventory Purchases From Universal	Payments Received	Balance (To) From Shareholder End of Period

2002	$1,500	$1,440	-	$(460)	$407	$1,232
2003	$1,440	$1,380	-	-	$(4,052)	-
2004	-	-	-	-	-	-

8.	Commitments and Contingencies

Credit Facilities

The Company does not maintain any credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through 2019. Some of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in 2002, 2003, and 2004 was approximately $25.1 million, $32.9 million, and $43.4 million of which $0.2 million, $0.1 million, and $0.1 million was paid as percentage rent based on sales volume, for each of the years then ended, respectively. Sub-lease income earned in 2002, 2003 and 2004 was approximately $0.5 million, $0.7 million and $0.8 million. As of December 31, 2004, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Year ending December 31:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2005	$32,551	$106	$685
2006	29,846	106	439
2007	25,851	106	412
2008	24,358	107	332
2009	18,925	107	191
Thereafter	46,346	674	264
Future minimum lease payments	$177,877	$1,206	$2,323
Less amount representing interest		(395)
Present value of future lease payments		$811

The gross asset amount recorded under the capital lease is $957,000 with $234,000 of accumulated depreciation.

Prior to the sale of Universal in 2000, the Company guaranteed certain obligations under three leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these three lease agreements.  The Company may be contingently liable for lease payments totaling up to $1.1 million as of December 31, 2004, as well as additional costs for attorney fees, rent increases and common area maintenance charges.  As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases.

Workers’ Compensation

Effective August 11, 1993, the Company became self-insured as to workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2003 and 2004, the Company had established reserves of approximately $16.3 million and $36.4 million, respectively, for estimated workers’ compensation claims. The Company recorded an adjustment in the fourth quarter of 2003 and 2004 in the amount of $7.9 million and $10.1 million, respectively, to adjust its accrued workers' compensation reserve to the amount determined by its most recent actuarial study.

Legal Matters

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The trial in this matter resulted in a jury verdict of $0.5 million for Gillette on its complaint and $0.2 million for the Company on its cross-complaint. The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional principal sum of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases). In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post trial rulings. The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

Melgoza vs. 99¢ Only Stores (Los Angeles Superior Court); Ramirez vs. 99¢ Only Stores (Los Angeles Superior Court). These putative class actions, originally filed on May 7, 2003, and June 9, 2004, respectively, each alleged that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements, as well as meal/rest period and other wage and hour requirements imposed by California law. On December 29, 2004, the Court gave final approval to the settlement of these actions. The Company had provided a reserve of $6.0 million for these matters. However, based upon the claims filed and the fact that the period in which to file claims has ended, the Company ultimately paid approximately $4.9 million. While there were a small number of individuals who opted out of the settlement, thereby preserving their ability to bring a claim against the Company with respect to these same allegations, management does not expect any future claims by these individuals to have a material adverse effect on the Company’s results of operations or financial condition.

Galvez and Zaidi vs. 99¢ Only Stores (Los Angeles Superior Court).  On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage.   The parties have reached a settlement of this matter, which is subject to Court approval.  Under this settlement, the Company will pay $0.006 million in settlement payments and attorney fees.  To the extent Court approval is not obtained, the Company is unable to predict the likely outcome in this matter, although the Company does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

 Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. On March 15, 2005, the Company participated in a mediation that led to a tentative settlement of this matter. Under that settlement, which is subject to Court approval, the Company will pay a maximum of approximately $200,000 in settlement payments and attorney fees, subject to plaintiff opt in rates. The Company is currently working to finalize the settlement agreement and obtain Court approval. To the extent such approval is not obtained, the Company is unable to predict the likely outcome in this matter, although the Company does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition. The Company established reserves for this matter at December 31, 2004 that it believes are sufficient.

Securities Class Action Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superceded the various complaints originally filed. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants have moved to dismiss the second amended complaint. That motion has been fully briefed and is awaiting the court’s decision. The Company is unable to predict the likely outcome in this matter, and whether such outcome may have a material adverse effect on the Company’s results of operations or financial condition. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. The defendants have moved to stay that action pending the resolution of the class action litigation described above. Plaintiffs have recently agreed to such a stay, and the parties are now in the process of documenting that stipulation for approval by the court.

Others. The Company is named as a defendant in various other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

9.	Stock-Based Compensation Plans

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 4,440,000 are available as of December 31, 2004 for future option grants. Options may be granted to officers, employees, directors and consultants. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists of four independent members of the Board of Directors. Options vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Options expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2002, 2003, and 2004. The plan will expire in 2006. The following table summarizes stock options available for grant:

	Year Ended December 31,

	2002	2003	2004
Beginning balance	2,463,061	6,199,566	5,268,045
Authorized	4,665,633	-	-
Granted	(1,030,521)	(1,074,579)	(1,268,991)
Cancelled	101,393	143,058	440,946
Available for future grant	6,199,566	5,268,045	4,440,000

A summary of the status of the Company’s stock option plan at December 31, 2002, 2003, and 2004 and changes during the years then ended is presented in the table and narrative below:

	Year Ended December 31,

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	5,194,729	$15.00	5,260,782	$17.86	4,428,672	$21.12
Granted	1,030,521	$29.60	1,074,579	$29.37	1,268,991	$17.63
Exercised	(863,075)	$14.50	(1,763,631)	$15.47	(77,547)	$14.38
Cancelled	(101,393)	$19.87	(143,058)	$26.20	(440,946)	$25.85
Outstanding at the end of the year	5,260,782	$17.86	4,428,672	$21.12	5,179,170	$20.05
Exercisable at the end of the year	3,046,933	$13.44	2,467,004	$15.68	3,076,396	$18.43
Weighted average fair value of options granted		$17.86		$21.12		$20.05

The following table summarized information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.64 - $5.50	482,809	1.9	$4.12	482,861	$4.12
$5.51 - $8.70	1,300	2.5	$6.53	1,300	$6.53
$8.71 - $15.75	392,051	3.9	$12.03	287,643	$11.31
$15.76 - $22.50	2,658,143	6.9	$18.29	1,516,604	$18.58
$22.51 - $35.00	1,644,867	7.6	$29.49	787,988	$29.55
	5,179,170	6.4	$20.05	3,076,396	$18.43

10.	Operating Segments

The Company has two business segments: retail operations and wholesale distribution. The product offerings emphasize recognized brand-name consumable merchandise. The wholesale segment, Bargain Wholesale, sells primarily the same merchandise as the retail segment at prices generally below normal wholesale levels to local, regional and national distributors and exporters.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the years ended December 31, 2002, 2003, and 2004 follows (amounts in thousands):

	Retail	Wholesale	Total

2002 (As restated)
Net sales	$663,983	$49,959	$713,942
Gross profit	276,560	10,026	286,586

2003 (As restated)
Net sales	$816,348	$46,112	$862,460
Gross profit	336,642	9,132	345,774

2004
Net sales	$929,896	$42,277	$972,173
Gross profit	371,180	8,418	379,598

11.	Employee Benefit Plans

401(k) Plan

In 1998 the Company adopted a 401(k) Plan (the “Plan”). All full-time employees are eligible to participate in the Plan after one year of service. The Company may elect to match employee contributions or make a discretionary contribution to the Plan, but historically has elected not to do so. For the years ended December 31, 2002, 2003, and 2004, no matching or discretionary contributions were made.

Compensation Deferral Plan

Effective January 1, 2000, the Company adopted a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings. Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of income. The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $2.1 million and $2.8 million as of December 31, 2003 and 2004, respectively.

12.	Stock Split

On March 9, 2002, the Company’s Board of Directors approved a four-for-three stock split distributed on April 3, 2002 to shareholders of record on March 25, 2002. All share and per share data has been restated to reflect these stock splits.

13.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited results of operations for each quarter during 2003 and 2004 (as restated - see Note 2). The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	For Quarter Ended 2003
	(Amounts in thousands except per share data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	As Previously Reported	As restated	As Previously Reported	As restated	As Previously Reported	As restated	As Previously Reported	As restated
Net sales:
99¢ Only Stores	$184,713	$184,713	$195,052	$195,052	$200,567	$200,567	$236,016	$236,016
Bargain Wholesale	11,710	11,710	11,981	11,981	10,969	10,969	11,452	11,452
Total	196,423	196,423	207,033	207,033	211,536	211,536	247,468	247,468
Gross profit	79,398	79,398	82,803	82,803	82,877	82,877	100,695	100,696
Operating income	22,915	24,069	23,069	24,087	18,123	18,991	23,278	23,808
Net income	$14,609	$15,307	$14,836	$15,452	$12,102	$12,627	$14,982	$15,316

Earnings per common share:
Basic	$0.21	$0.22	$0.21	$0.22	$0.17	$0.18	$0.21	$0.21
Diluted	$0.20	$0.21	$0.21	$0.21	$0.17	$0.17	$0.21	$0.21
Shares outstanding:
Basic	70,469	70,469	71,038	71,038	71,929	71,929	72,044	72,044
Diluted	71,536	71,536	72,346	72,346	73,033	73,033	72,779	72,779

	For Quarter Ended 2004
	(Amounts in thousands except per share data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As Previously Reported	As restated	As Previously Reported	As restated	As Previously Reported	As restated
Net sales:
99¢ Only Stores	$218,812	$218,812	$226,931	$226,931	$229,064	$229,064	$255,089
Bargain Wholesale	11,238	11,238	10,335	10,335	9,881	9,881	10,823
Total	230,050	230,050	237,266	237,266	238,945	238,945	265,912
Gross profit	91,633	92,229	85,867	86,539	91,080	91,734	109,096
Operating income	13,662	15,169	4,410	5,859	6,521	7,821	10,240
Net income	$9,285	$10,204	$2,580	$3,463	$4,716	$5,506	$8,658

Earnings per common share:
Basic	$0.13	$0.14	$0.04	$0.05	$0.07	$0.08	$0.12
Diluted	$0.13	$0.14	$0.04	$0.05	$0.07	$0.08	$0.12
Shares outstanding:
Basic	72,064	72,064	71,437	71,437	69,500	69,500	69,507
Diluted	72,717	72,717	71,828	71,828	69,746	69,746	69,778

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 6, 2004, the Company’s audit committee dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm but retained them for tax services. The decision to change independent registered public accounting firms was not the result of any disagreement between the Company and PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The audit reports of PWC with respect to the consolidated financial statements as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

On April 19, 2004, the Company’s audit committee engaged Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2004. During the Company’s two most recent years ended December 31, 2003 and subsequent interim period through April 19, 2004, the Company did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Item 9A . Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2004, under the supervision and with the participation of our management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, because of the deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified.   Notwithstanding management's assessment that our internal control over financial reporting as of December 31, 2004 was ineffective and the material weaknesses described below, we believe that the consolidated financial statements contained in our Annual Report on Form 10-K for 2004 present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects, and we received unqualified audit reports from our independent registered public accounting firms on these consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Securities Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

In 2004, management selected the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

In 2004, management substantially completed its documentation and evaluation of the design of our internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) treasury, (b) inventory management, (c) fixed assets, (d) revenue, (e) expenditures, (f) human resources/payroll, (g) information technology, and (h) income taxes. However, the entity-level controls and certain process-level controls were not tested due to: (i) material weaknesses in the design and operating effectiveness of various processes and controls described more fully below, and (ii) management’s need to focus its available time and resources on remediating the internal control design and operating deficiencies that had been identified.

Due to these factors, management did not fully complete its evaluation of the overall design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2004. Additionally, based on: (i) the material weaknesses noted in the evaluation of the internal control design, and (ii) the material weaknesses noted in the operating effectiveness of the internal controls as a result of the testing that was performed, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Management’s evaluation of the design and operating effectiveness of our internal control over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

Material weaknesses related to the control environment. Management concluded that it did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) a sufficient number of or appropriate depth of experience for its accounting and finance, inventory management, real estate management, information technology, or internal audit personnel, (ii) a robust risk assessment or adequate compliance function, (iii) adequate segregation of duties, supervisory controls or information system controls in certain departments, (iv) adequate records storage and retention in the accounts payable, fixed assets, human resources, inventory pick ticketing, and real estate departments, where some records were missing or lost, (v) an adequate process to identify, record and disclose all appropriate and significant financial information and transactions, or (vi) an adequate monitoring program, including full testing of its internal control systems and a comprehensive internal audit function. These weaknesses increased the likelihood of potential material errors in our financial reporting.

Material weaknesses related to the identification, evaluation, design, documentation and application of accounting policies and procedures. During the year, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management identified areas where internal control was missing, including inadequate documentation of accounting policies and procedures, inadequate cutoff procedures and a lack of properly documented management review controls. Management also concluded that its policies and procedures for the summarization and resolution of unusual or complex accounting matters were not adequate. These deficiencies increased the likelihood of potential material errors in our financial reporting.

During the 2004 year-end financial closing and reporting process, management also discovered that certain of the Company’s accounting policies and procedures were not applied properly. The Company did not calculate depreciation of building improvements for its owned and leased stores in accordance with appropriate economic lives or its disclosed accounting policies. Also, for certain store leasing transactions, the Company did not properly account for rent holidays and tenant improvement allowances. Additionally, the Company determined that its presentation of cash flows from the purchase and sale of investments in the consolidated statements of cash flows should be presented as operating cash flows rather than investing cash flows as was previously reported. These material weaknesses resulted in restatement of the Company’s prior annual and quarterly financial statements, and adjustments to present the Company’s financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles. The impact of the restatements on previously issued financial statements is described in Note 2 to the consolidated financial statements.

Material weakness related to preparation of account analyses, account summaries and account reconciliations. During the 2004 year-end closing and financial reporting process, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the year-end financial closing and reporting process in the areas of accounts receivable, inventory, other current assets, fixed assets, other assets, accrued expenses, deferred rent and stock options. These deficiencies increased the likelihood of potential material errors in our financial reporting.

Material weakness related to significant deficiencies in merchandise inventory management. During the year, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Formal buying limits and purchase approval thresholds were not finalized or implemented for merchandise purchasing. Merchandise shipped from the warehouses to the stores was not adequately spot checked. Also, the store inventory transfer reports and inventory scrap reports were not consistently utilized. Additionally, there was no formal review of certain processes associated with the corporate inventory management system. Specifically, there was: (i) no formal review of input of new product data, including merchandise costs and retail selling prices, (ii) no formal review of certain changes to the inventory master data file, and (iii) no periodic review of the inventory master data file. Furthermore, the warehouse perpetual inventory records in the inventory master data file were not reconciled to the general ledger. These deficiencies increased the likelihood of potential material errors in our financial reporting.

Material weakness related to merchandise inventory costing and valuation procedures. During the 2004 year-end financial closing and reporting process, management concluded that certain merchandise inventory costs were not accurate due to inventory master file data not being updated or lack of proper inventory pricing data review. Consequently, due to these inventory costing errors, the Company materially increased cost of sales and reduced the inventory balance. Additionally, as of December 31, 2004, the Company’s inadequately supported inventory shrinkage allowance and book-to-physical inventory reserves had to be adjusted, resulting in a material increase in the inventory balance and a corresponding reduction in cost of sales.

Material weakness related to significant deficiencies in property and equipment management. During the year, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. There was no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal review of certain processes associated with the corporate fixed asset management system. Specifically, there was: (i) no review of input of new acquisitions of property and equipment, (ii) no review of changes to the fixed asset master data file, and (iii) no periodic review of the fixed asset master data file. Furthermore, certain leases were not evaluated properly for capital or operating lease treatment, and there was no comprehensive impairment calculation prepared for all long-term assets. These deficiencies increased the likelihood of potential material errors in our financial reporting.

Material weakness related to recording and classification of property and equipment. During the 2004 year-end financial closing and reporting process, a material weakness was identified regarding the improper recording and classification of certain property and equipment, including year-end purchasing cutoff errors and inappropriate classification of certain assets. During this process, certain fixed assets had to be recorded that were purchased prior to the end of the year, and were not previously recorded as of December 31, 2004. Also, a significant amount of acquired property and equipment was identified that was improperly classified as prepaid escrow deposits as of December 31, 2004. Upon discovery, this amount was reclassified primarily to land and buildings. Additionally, certain construction in progress had to be reclassified to other categories of property and equipment because the assets had been placed in service and depreciation expense had to be recorded.

Material weakness related to significant deficiencies in management information systems and information technology. During the year, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2004 in several departments, including corporate accounting, accounts payable, fixed assets, human resources, inventory management, payroll and the retail stores. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting.

Since management was unable to fully complete the evaluation of the design and testing of the operation of our internal control over financial reporting, additional material weaknesses not described above may exist in those areas that were not fully evaluated or tested. To the extent that management subsequently identifies a material weakness in our internal control over financial reporting, it will be disclosed as required in the appropriate Form 10-Q or Form 10-K, once it is identified.

As described in this Annual Report, Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2004, and has issued its report thereon, which expressed an unqualified opinion. Additionally, Deloitte & Touche LLP issued its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation, and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2004, the Company took certain steps that materially affected or are reasonably likely to materially affect our internal control over financial reporting, as described below. The Company believes that these steps improved the effectiveness of our internal control over financial reporting:

(i)
In October 2004, the Company appointed a new Chief Executive Officer, and a new President and Chief Operating Officer, each of whom had been longstanding executives with the Company and started in their new positions on January 1, 2005. In November 2004, the Company also hired a new Executive Vice President of Supply Chain and Merchandising, which is a newly-created position, and moved a longstanding Senior Vice President to the newly-created position of Executive Vice President, Special Projects.

(ii)
In October 2004, the Company formally established a Disclosure Committee, consisting of senior executives from the Company's operating, accounting and legal departments, that had been meeting informally for several years. The Disclosure Committee was formed to assist in the review and administration of disclosure controls and procedures regarding the Company's public disclosures, including its SEC filings.

(iii)
In October 2004, the Company fully implemented a new internal online system module to process requests for new hires and employee terminations at the stores. Additionally, the Company set up a new weekly procedure to review the status of its non-active employees in the employee master data file, to ensure that terminated employees were removed from the employee master data file on a timely basis. In November 2004, the Company set up an exception reporting and review mechanism to review new employee information, start dates and compensation, and identify significant potential errors made in the hiring and payroll set-up processes. In December 2004, the Company started reviewing new store employee packets at corporate headquarters to ensure that all required information was obtained and included in the store employees’ personnel files.

(iv)
During the fourth quarter of 2004, the Company increased the number of store physical inventories to 84 from zero in the fourth quarter of 2003. In November 2004, the Company engaged an outside consulting firm to review and document selected inventory processes and controls in five of its Southern California stores, which was substantially completed in December 2004. This inventory control report was utilized to help develop part of the Company’s inventory-related remediation plans.

(v)
In October 2004, the Company implemented a new internal online system module to process requests for network and system user access. The Company also improved its network security by implementing a new password aging system and utilizing “strong” passwords. In November 2004, the Company enhanced its network security procedures by setting certain user access limitations. In December 2004, the Company prepared an organization chart and job descriptions for each of the employees in the Information Technology Department. Additionally, the Company implemented a remote monitoring system for its network servers.

Prior to the fourth quarter of 2004 and in 2005, the Company took certain additional steps and developed certain plans that it believes: (i) improved the effectiveness of our internal control over financial reporting, (ii) addressed existing and potential material weaknesses in internal control, and (iii) are reasonably likely to further improve our internal control over financial reporting. These additional steps and plans are described below:

Control Environment.

(i)
In March 2005, the Company engaged a new Interim Chief Financial Officer. In May 2005, the Company engaged a new Interim Assistant Controller. In July 2005, the Company engaged a new Interim Controller. Each of these interim positions was staffed with temporary personnel. Additionally, in June 2005, the Company hired a new Vice President, Human Resources.

(ii)
Throughout 2005, management has been and will continue developing and improving the following areas affecting the Company’s control environment: (i) adequately staffing its accounting and finance, inventory management, real estate management, information technology and internal audit departments, (ii) developing a comprehensive risk assessment and adequate compliance function, (iii) improving segregation of duties, supervisory controls and information system controls in certain departments, (iv) improving its records storage and retention programs in various departments, (v) improving the processes to identify, record and disclose all appropriate and significant financial information and transactions, and (vi) developing an adequate monitoring program, including full testing of its internal control systems and a comprehensive internal audit function. In addition, a Company education program has also been undertaken to educate all departmental management on the top priority and importance of effective internal controls and compliance with such controls.

Accounting Policies/Financial Operations/Closing and Reporting Processes.

(i)
In Q2 and Q3 2004, the Company improved the organizational structure and work flow in the Accounts Payable Department by segregating the invoice processing and check preparation duties and responsibilities between invoice batch processors, invoice input clerks, invoice processing reviewers, check preparers, supervisors and the Accounts Payable Director, as well as providing the related training.

(ii)	In September 2004, the Company changed the authorized user access protocol for the accounts payable system module by implementing six levels of user access.

(iii)
In September 2004, the Company began utilizing a more comprehensive financial reporting calendar and a closing sign-off schedule to improve the administration of its quarterly closing and reporting processes. Additionally, the Company also enhanced the documentation of approvals of financial transactions, account summaries and accounting entries by requiring Accounting and Finance Department senior management to sign-off financial transactions, account analysis, accounting schedules, and journal entries to mitigate the risk of any one employee being able to manipulate financial transactions or the entry, approval or reconciliation of accounting records.

(iv)
In April 2005, the Company engaged a temporary consultant to serve as a Fixed Assets Project Manager. In May 2005, the Company hired a Director of Financial Reporting, and engaged a temporary consultant to serve as an Accounts Payable Project Manager. Each of these positions was newly-created.

(v)
In 2005, the Company plans to: (i) develop a comprehensive accounting policies and procedures manual, (ii) improve its documentation of management review controls, (iii) improve its documentation of unusual or complex accounting matters, and (iv) prepare more accurate and complete account analyses, account summaries and account reconciliations.

Merchandise Inventory Management.

(i)
In June 2004, the Company engaged an outside consulting firm to review and document selected inventory processes and controls in its Southern California warehouses. This project was substantially completed in October 2004, and the inventory control report was utilized to help develop part of the Company’s inventory-related remediation plans.

(ii)
In July 2004, the Company improved the methodology surrounding the computation of its monthly cost of sales. At that time, the Company started using scanned store sales data and weighted average product cost data from 64 product groups to compute the largest component of its monthly cost of sales.

(iii)
In August 2004, the Company directed the district managers and store managers to more fully utilize the existing systems for recording intra-company merchandise transfers and scrapping damaged goods. Additionally, the Company significantly improved the procedures surrounding the physical inventory counts of store merchandise located in the “back-room” storage areas by improving the organization of these areas, and updating and implementing the written procedures.

(iv)
In September 2004, the Company improved its monthly cutoff procedures for processing merchandise inventory receipts in the Los Angeles and Texas warehouses. At that time, the Company: (i) improved its receiving logs for all types of merchandise receipts, including unopened domestic and international containers, (ii) commenced a detailed review of each item on the receiving logs to ensure it was recorded in the proper period, and (iii) commenced a detailed review of each item in prior months’ merchandise accruals to ensure that they were reversed or carried forward.

(v)
In January 2005, the Company hired a Director of Supply Chain Strategy and Network Design and Execution, as well as a Director of Reorderables, Consumer Insights and Category Management, both of which are newly-created positions. During this period, the Company also conducted physical inventories in its Los Angeles warehouses and 28 of its stores, compared to zero physical inventories at these locations in January 2004.

(vi)
In February 2005, the Company hired a new Senior Director of Distribution and Transportation, and a Director of Quality Management, which is a newly-created position. The Company also implemented a new HighJump receiving system module in most of its main Los Angeles warehouse.

(vii)
In March 2005, the Company engaged a new outside consulting firm to assist with the evaluation, design and implementation of a more comprehensive merchandise purchasing system as well as inventory/supply chain management systems.

(viii)
In May 2005, the Company engaged a temporary consultant to serve as an Inventory Project Manager, which is a newly-created position. Additionally, the Company implemented authorized buying limits and purchase approval thresholds for its merchandise-related purchase orders.

(ix)	In August 2005, the Company engaged an additional temporary consultant to serve as an Inventory Project Manager, which is a newly-created position.

Real Estate/Fixed Assets Management.

(i)
In January 2005, the Company established a Real Estate Committee that reviews, approves, and documents all new store sites and the related operating plans. New store information that is reviewed and approved includes: (i) area market studies, including population demographics and trends, (ii) terms of new store acquisitions and leases, and (iii) new store budgets and financial projections, including projected construction costs, sales and operating expenses.

(ii)	In May 2005, the Company hired a Real Estate Accountant, which is a newly-created position.

(iii)	In 2005, the Company plans to implement more comprehensive purchasing, tracking and reporting systems for its real estate and fixed assets.

Management Information Systems and Information Technology.

(i)	In March 2004, the Company implemented a new internal online system module to process requests for purchases of employee hardware and software.

(ii)
In June 2004, the Company hired a Director of Applications Development and Project Management, which is a newly-created position. Once this Director was hired, the staff in the Applications and Project Management group gradually was increased from six to twelve. Additionally, in Q4 2004 and in 2005, the Company hired five additional staff in the Network Infrastructure group.

(iii)
In June 2004, the Company also engaged an outside consulting firm, to assist in the development and documentation of certain information technology policies and procedures as well as help with the information technology-related Sarbanes-Oxley evaluation and compliance efforts.

(iv)
In July and August 2004, the Information Technology Department and the consulting firm worked collaboratively in the development and documentation of new information technology policies and procedures for the following areas: (i) application management, (ii) logical access controls, (iii) management reporting, (iv) problem reporting and tracking, (v) a department operations manual, (vi) network security, (vii) software development lifecycle, and (viii) change management.

(v)
In Q1 2005, the Company implemented a server migration plan to upgrade its overall corporate network structure and e-mail system. The upgrade improved network management and security, improved the flow of information and communication, and made the overall corporate network more scalable.

(vi)	In March 2005, the Company engaged a new outside consulting firm to update the Company’s network threat assessment.

(vii)
In August 2005, the Company engaged a new outside consulting firm to assist in updating its information technology policies and procedures as well as help with the 2005 information technology-related Sarbanes-Oxley evaluation and compliance efforts.

(viii)	In 2005, the Company plans to upgrade its network and user access to appropriate levels for all remaining departments.

Although the Company has implemented a significant number of remediation initiatives in 2004 and 2005, and plans to continue improving the Company’s internal control over financial reporting, there can be no assurance that the Company will eliminate all of the aforementioned material weaknesses in 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
99¢ Only Stores
City of Commerce, California

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of 99¢ Only Stores (the “Company”), as of December 31, 2004. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment. The Company did not maintain a control environment that fully emphasized the establishment of, adherence to, or adequate communication regarding appropriate internal control for all aspects of its operations. Specifically, management concluded that the Company did not have adequate controls in the following areas for the purposes of establishing, maintaining and communicating its control environment: (i) a sufficient number of or appropriate depth of experience for its accounting and finance, inventory management, real estate management, information technology, or internal audit personnel, (ii) a robust risk assessment or adequate compliance function, (iii) adequate segregation of duties, supervisory controls or information system controls in certain departments, (iv) adequate records storage and retention in the accounts payable, fixed assets, human resources, inventory pick ticketing, and real estate departments, where some records were missing or lost, (v) an adequate process to identify, record and disclose all appropriate and significant financial information and transactions, or (vi) an adequate monitoring program, including full testing of its internal control systems and a comprehensive internal audit function. These weaknesses increased the likelihood of potential material errors in the Company’s financial reporting.

Inadequate Identification, Evaluation, Design, Documentation and Application of Accounting Policies and Procedures. The Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management identified areas where internal control was missing, including inadequate documentation of accounting policies and procedures, inadequate cutoff procedures, and a lack of properly documented management review controls. Management also concluded that its policies and procedures for the summarization and resolution of unusual or complex accounting matters were not adequate. These deficiencies increased the likelihood of potential material errors in the Company’s financial reporting.

During the 2004 year-end financial closing and reporting process, management also discovered that certain of the Company’s accounting policies and procedures were not applied properly. The Company did not calculate depreciation of building improvements for its owned and leased stores in accordance with appropriate economic lives or its disclosed accounting policies. Also, for certain store leasing transactions, the Company did not properly account for rent holidays and tenant improvement allowances. Additionally, the Company determined that its presentation of cash flows from the purchase and sale of investments in the consolidated statements of cash flows should be presented as operating cash flows rather than investing cash flows as was previously reported. These material weaknesses resulted in restatement of the Company’s prior annual and quarterly financial statements, and adjustments to present the Company’s financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles. The impact of the restatements on previously issued financial statements is described in Note 2 to the consolidated financial statements.

Inadequate Preparation of Account Analyses, Account Summaries and Account Reconciliations. During the 2004 year-end closing and financial reporting process, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the year-end financial closing and reporting process in the areas of accounts receivable, inventory, other current assets, fixed assets, other assets, accrued expenses, deferred rent and stock options. These deficiencies increased the likelihood of potential material errors in the Company’s financial reporting.

Deficiencies in Merchandise Inventory Management. During the year, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Formal buying limits and purchase approval thresholds were not finalized or implemented for merchandise purchasing. Merchandise shipped from the warehouses to the stores was not adequately spot checked. Also, the store inventory transfer reports and inventory scrap reports were not consistently utilized. Additionally, there was no formal review of certain processes associated with the corporate inventory management system. Specifically, there was: (i) no formal review of input of new product data, including merchandise costs and retail selling prices, (ii) no formal review of certain changes to the inventory master data file, and (iii) no periodic review of the inventory master data file. Furthermore, the warehouse perpetual inventory records in the inventory master data file were not reconciled to the general ledger. These deficiencies increased the likelihood of potential material errors in the Company’s financial reporting.

Inadequate Merchandise Costing and Valuation Procedures. During the 2004 year-end financial closing and reporting process, management concluded that certain merchandise inventory costs were not accurate due to inventory master file data not being updated or lack of proper inventory pricing data review. Consequently, due to these inventory costing errors, the Company materially increased cost of sales and reduced the inventory balance. Additionally, as of December 31, 2004, the Company inadequately supported their inventory shrinkage allowance and book-to-physical inventory reserves which had to be adjusted, resulting in a material increase in the inventory balance and a corresponding reduction in cost of sales.

Inadequate Controls over Property and Equipment Management. The Company identified the following significant deficiencies, which were considered a material weakness when aggregated. There was no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal review of certain processes associated with the corporate fixed asset management system. Specifically, there was: (i) no review of input of new acquisitions of property and equipment, (ii) no review of changes to the fixed asset master data file, and (iii) no periodic review of the fixed asset master data file. Furthermore, certain leases were not evaluated properly for capital or operating lease treatment, and there was no comprehensive impairment calculation prepared for all long-term assets. These deficiencies increased the likelihood of potential material errors in the Company’s financial reporting.

Inadequate Controls over the Recording and Classification of Property and Equipment. During the 2004 year-end financial closing and reporting process, a material weakness was identified regarding the improper recording and classification of certain property and equipment, including year-end purchasing cutoff errors and inappropriate classification of certain assets. During this process, certain fixed assets had to be recorded that were purchased prior to the end of the year, and were not previously recorded as of December 31, 2004. Also, a significant amount of acquired property and equipment was identified that was improperly classified as prepaid escrow deposits as of December 31, 2004. Upon discovery, this amount was reclassified primarily to land and buildings. Additionally, certain construction in progress had to be reclassified to other categories of property and equipment because the assets had been placed in service and depreciation expense had to be recorded.

Management Information Systems and Information Technology. The Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2004 in several departments, including corporate accounting, accounts payable, fixed assets, human resources, inventory management, payroll and the retail stores. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in the Company’s financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of other material weaknesses, if any, that might have been identified if we had been able to perform sufficient auditing procedures relating to management’s assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and have issued our report dated August 30, 2005 that expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
Los Angeles, California
August 30, 2005

Item 9B . Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information with respect to the director nominees and our executive officers as of August 31, 2005:

Director Nominees:
Name:	Age at August 31, 2005	Year First Elected or Appointed Director	Principal Occupation

David Gold	73	1965	David Gold has been Chairman of the Board since the founding of the Company in 1965. Mr. Gold has over 50 years of retail experience.
Jeff Gold	37	1991
Jeff Gold joined us in 1984 and has served in various managerial capacities. From 1991 to 2004 he served as Senior Vice President of Real Estate and Information Systems. In January 2005, he was promoted to President and Chief Operating Officer.

Eric Schiffer	44	1991
Eric Schiffer joined us in 1991 and has served in various managerial capacities. In March 2000, he was promoted to President and in January 2005 to Chief Executive Officer. From 1987 to 1991, he was employed by Oxford Partners, a venture capital firm. Mr. Schiffer is a graduate of the Harvard Business School.

Lawrence Glascott	71	1996
Lawrence Glascott serves on our Audit, Compensation and Nominating and Corporate Governance Committees. From 1991 to 1996 he was the Vice President - Finance of Waste Management International, an environmental services company. Prior thereto, Mr. Glascott was a partner at Arthur Andersen LLP and was the Arthur Andersen LLP partner in charge of the 99¢ Only Stores account for six years. Additionally, Mr. Glascott was in charge of the Los Angeles based Arthur Andersen LLP Enterprise Group practice for over 15 years.

Marvin Holen	76	1991
Marvin Holen serves on our Audit, Compensation and Nominating and Corporate Governance Committees. He is an attorney and in 1960 founded the law firm of Van Petten & Holen. He served on the Board of the Southern California Rapid Transit District from 1976 to 1993 (six of those years as the Board’s President). He served on the Board of Trustees of California Blue Shield from 1972 to 1978, on the Board of United California Savings Bank from 1992 to 1994 and on several other corporate, financial institution and philanthropic boards of directors.

Eric G. Flamholtz	62	2004
Eric G. Flamholtz, Ph.D., serves on our Compensation, and Nominating and Corporate Governance Committees. He has been a professor of management at the Anderson Graduate School of Management, University of California at Los Angeles since 1973 and President of Management Systems Consulting Corporation, which he founded in 1978. He is the author of several books including Growing Pains: Transitioning from an Entrepreneurship to a Professionally Managed Firm. As a consultant he has extensive experience with firms ranging from entrepreneurships to Fortune 500 companies, including Starbucks, Countrywide Financial Corporation, Baskin Robins, Jamba Juice and Grocery Outlets.

Thomas Unterman	60	2004
Thomas Unterman serves on our Audit, Compensation and Nominating and Corporate Governance Committees. Mr. Unterman is the Founder and Managing Partner of Rustic Canyon Partners, a sponsor of venture capital and private equity investment funds. Previously, from 1992 through 1997, he was employed by the Times Mirror Company (since acquired by the Tribune Company) most recently as Executive Vice President and Chief Financial Officer of The Times Mirror Company, a diversified media company. Mr. Unterman also serves on the boards of several of privately held companies in which Rustic Canyon has an investment and several charitable organizations.

Other Executive Officers:
Howard Gold	45
Howard Gold joined us in 1982 and has served in various managerial capacities. In 1991 he was named Senior Vice President of Distribution, and in January 2005 he was named Executive Vice President of Special Projects.

Jeffrey Kniffin	52
Jeffrey Kniffin serves as the interim Chief Financial Officer. Mr. Kniffin is a financial expert with 27 years of professional experience, including six years as the CFO of a mid-sized company. Mr. Kniffin has been a financial consultant since 1994 and for approximately four of the past five years has been engaged by numerous small and mid-sized public and private corporations. Mr. Kniffin is a CPA with six years experience with Arthur Andersen LLP, and is a graduate of the UCLA Anderson School of Management.

Michael Zelkind	36
Michael Zelkind was elected to the newly created position of Executive Vice President of Supply Chain and Merchandizing in October 2004. Prior to joining 99¢ Only Stores, Mr. Zelkind served as a Vice President with ConAgra Foods Grocery Products Division from June 2001 to October 2004. Mr. Zelkind has also held a variety of operational and management positions with ICG Commerce, AT Kearney, General Mills and Honeywell from December 1989 to June 2001.

Jeff Gold and Howard Gold are the sons of David Gold, and Eric Schiffer is the son-in-law of David Gold.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. Glascott (Chairman), Holen and Unterman, each of whom meets the criteria for independence set forth in the New York Stock Exchange’s rules and in Rule 10A-3 under the Securities Exchange Act. The Board of Directors has determined that Mr. Glascott is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The Audit Committee selects the independent registered public accounting firm to perform the Company’s audit and periodically meets with the independent registered public accounting firm and our management to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and reports its recommendations as to the approval of our financial statements to the Board of Directors. The role and responsibilities of the Audit Committee are more fully set forth in a written charter adopted by the Board of Directors, which is available on our website at www.99only.com. The Audit Committee held nine meetings during fiscal 2004, at which each member of the Audit Committee was present.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater-than-ten percent shareholders are required by the Commission’s regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2004, except for Form 4s (reporting a grant of options on May 21, 2004) filed on May 28, 2004 by each of William Christy (former Director), Andrew Farina (former CFO), Lawrence Glascott, Jose Gomez, Marvin Holen, Helen Pipkin, Ben Schwartz (former Director) and John Shields (former Director), all of our officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company. A copy of the Code of Business Conduct and Ethics is available on our website at www.99only.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer, the other four most highly compensated executive officers during fiscal 2004, and one former executive officer (the “Named Executive Officers”), information concerning all compensation paid for services to us in all capacities during the last three fiscal years.

Name and Principal	Fiscal Year Ended	Annual Compensation		Other Annual	Long-Term CompensationNumber of Securities	All Other
Position During 2004	December 31	Salary	Bonus	Compensation	Underlying Options	Compensation ($)

David Gold	2004	$114,423	-	-	-	-
Chairman of the Board &	2003	158,173	-	-	-	-
Chief Executive Officer	2002	167,596	-	-	-	-

Eric Schiffer (a)	2004	$124,615	-	-	-	-
President	2003	117,692	-	-	-	-
	2002	120,615	-	-	-	-

Jeff Gold (b)	2004	$124,615	-	-	-	-
Senior Vice President of	2003	123,231	-	-	-	-
Real Estate and	2002	118,615	-	-	-	-
Information Systems

Howard Gold (c)	2004	$124,615	-	-	-	-
Executive Vice	2003	124,615	-	-	-	-
President of Special	2002	123,231	-	-	-	-
Projects and Director

Andrew Farina	2004	$177,500	$25,000	-	13,500	-
Former Chief Financial	2003	172,100	25,000	-	13,500	-
Officer	2002	163,400	25,000	-	13,500	-

Jose Gomez (d)	2004	$174,450	$25,000	-	13,500	-
Vice President of Retail	2003	171,800	25,000	-	13,500	-
Operations	2002	169,600	25,000	-	13,500	-

(a)	It includes $92,723, $92,308, $99,692 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2002, 2003, and 2004, respectively.
(b)	It includes $90,528, $94,892, $99,692 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2002, 2003, and 2004, respectively.
(c)	It includes $90,538, $96,000, $99,692 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2002, 2003, and 2004, respectively.
(d)	It includes $18,400, $20,400, $20,400 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2002, 2003, and 2004, respectively.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2004 to the Named Executive Officers.

	Number Of Securities Underlying Option	Percent Of Total Options Granted To Employees in	Exercise Or	Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (a)	Fiscal Year (b)	Base Price	Date	5%	10%
David Gold	-	-	-	-	-	-
Eric Schiffer	-	-	-	-	-	-
Jeff Gold	-	-	-	-	-	-
Howard Gold	-	-	-	-	-	-
Andrew Farina	13,500	1.1%	$17.92	5/21/2014	$152,142	$385,558
Jose Gomez	13,500	1.1%	$17.92	5/21/2014	$152,142	$385,558

(a)	The option grants set forth on this chart vest in three equal annual installments beginning on May 21, 2005 or on the first anniversary of the option grant.
(b)	Options covering an aggregate of 1,268,991 shares were granted to eligible persons during the fiscal year ended December 31, 2004.

Stock Options Held at Fiscal Year End

The following table sets forth, for each of the Named Executive Officers, information regarding the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end. None of the Named Executive Officers exercised any options in 2004.

			Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options At December 31, 2004(a)
Name	Shares Acquired Upon Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

David Gold	-	-	-	-	-	-
Eric Schiffer	-	-	75,006	-	$915,073	-
Jeff Gold	-	-	75,006	-	$915,073	-
Howard Gold	-	-	75,006	-	$915,073	-
Andrew Farina	-	-	100,300	27,000	$48,350	-
Jose Gomez	-	-	176,506	27,000	$546,823	-

(a)	Based on the last reported sale price of the common stock on the New York Stock Exchange on December 31, 2004 ($16.16) less the option exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of August 31, 2005, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise noted, the address of each person listed is in care of 99¢ Only Stores, 4000 Union Pacific Avenue, City of Commerce, California 90023.

Names and Addresses	Number of Shares(a)	Percent Of Class (a)
David Gold (b)(e)	15,864,212	22.6%
Sherry Gold (c)(e)	15,864,212	22.6%
Howard Gold (d)(e)	9,225,600	13.1%
Jeff Gold (d)(e)	9,225,600	13.1%
Eric and Karen Schiffer (e)(f)	9,300,606	13.3%
Au Zone Investments #3, LLC (e)	6,860,124	9.8%
Kayne Anderson Rudnick (g)	5,461,199	7.8%
Goldman Sachs Asset Management, L.P. (h)	4,223,843	6.0%
Massachusetts Financial Services Company “MFS”(i)	3,613,270	5.1%
Thomas Unterman (j)	1,000	*
Marvin Holen (k)	60,000	*
Lawrence Glascott (l)	51,772	*
Eric Flamholtz (m)	1,000	*
Michael Zelkind (n)	13,334	*
Jose Gomez (o)	190,006	*
Andrew Farina (p)	113,800	*
All of the Company’s current executive officers and directors as a group, 10 persons (q)	23,162,752	33.0%

*	Less than 1%
(a)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that currently are exercisable or exercisable within 60 days of August 31, 2005 are deemed outstanding. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power for all shares shown as beneficially owned, subject to community property laws where applicable.

(b)	Includes 4,502,044 shares owned by Sherry Gold, David Gold’s spouse, and 6,860,124 shares controlled through Au Zone Investments #3, LLC, a California limited liability company.
(c)	Includes 4,502,044 shares owned by David Gold, Sherry Gold’s spouse, and 6,860,124 shares controlled through Au Zone Investments #3, LLC.
(d)	Includes 6,860,124 shares controlled through Au Zone Investments #3, LLC, and 75,006 shares reserved for issuance upon exercise of stock options, which are exercisable.
(e)
Au Zone Investments #3, LLC, is the general partner of Au Zone Investments #2, L.P., a California limited partnership (the “Partnership”). The Partnership is the registered owner of 6,860,124 shares of common stock. The limited partners of the Partnership are David Gold, Sherry Gold, Howard Gold, Jeff Gold and Karen Schiffer. Each of the limited partners of the Partnership owns a 20% interest in Au Zone Investments #3, LLC.

(f)	Includes 6,860,124 shares controlled through Au Zone Investments #3, LLC, and 150,012 shares reserved for issuance upon exercise of stock options, which are exercisable.
(g)
This information is based on a Schedule 13G amendment filed by Kayne Anderson Rudnick Investment Management, LLC, 1800 Avenue of the Stars 2nd Floor, Los Angeles, California 90067, on February 7, 2005.

(h)	This information is based on a Schedule13G amendment filed by Goldman Sachs Asset Management, L.P., 32 Old Slip, New York, NY 10005 on February 9, 2005.
(i)	This information is based on a Schedule13G amendment filed by Massachusetts Financial Services, Company, 500 Boylston Street, Ma. 02116, on January 10, 2005.
(j)	Includes 1,000 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.

(k)	Includes 47,503 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(l)	Includes 49,754 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(m)	Includes 1,000 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(n)	Includes 13,334 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(o)	Includes 190,006 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(p)	Includes 113,800 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before October 31, 2005.
(q)
Includes (i) 4,502,044 shares owned by Sherry Gold, the spouse of David Gold, (ii) 6,860,124 shares controlled through Au Zone Investments #3, LLC, and (iii) 412,615 shares of common stock reserved for issuance upon exercise of stock options, which are exercisable.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates. Rental expense for these facilities was approximately $2.2 million, $2.1 million, and $2.1 million in 2002, 2003, and 2004, respectively. The Company believes that lease terms are as favorable to the Company as they would be for an unrelated party. The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are equivalent to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it could be forced to relocate or close the leased store.

In addition, one of the Company’s directors, Ben Schwartz, who resigned in the first quarter of 2005 was a trustee of a trust that owns a property on which a single 99¢ Only Store is located. Rent expense on this store amounted to $0.3 million in 2002, 2003, and 2004.

In 2004, the Company engaged Boris Zelkind, a partner in the law firm of Zelkind and Schakelford LLP and the brother of Michael Zelkind, the Company's Executive Vice President of Supply Chain and Merchandizing, to perform various legal services.  Boris Zelkind continues to be engaged by the Company.  Although the Company did not pay Zelkind and Schakelford LLP more than $60,000 during 2004, the Company expects to pay his firm in excess of $60,000 for such services in 2005.

Item 14. Principal Accountant Fees and Services

On April 6, 2004, the Company’s audit committee dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm but retained them for tax services. The decision to change independent registered public accounting firms was not the result of any disagreement between the Company and PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The audit reports of PWC with respect to the consolidated financial statements as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or audit scope.

On April 19, 2004, the Company’s audit committee engaged Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm to audit its financial statements for the year ended December 31, 2004. During the Company’s two most recent years ended December 31, 2003 and subsequent interim period through April 19, 2004, the Company did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Representatives of Deloitte are expected to be present at the Annual Meeting and will be afforded the opportunity to make a statement if they desire and will be available to respond to appropriate questions from shareholders. Representatives of PWC are not expected to be present at the Annual Meeting.

For the fiscal years ended December 31, 2004 and December 31, 2003, Deloitte & Touche LLP and PricewaterhouseCoopers LLP billed the fees set forth below for work performed for the years indicated.

	2004	2003
Audit Fees	$2,346,000(a)	$263,000
Audit Related Fees (b)	$410,000	$-
Tax Fees(c)	$95,000	$230,000
All Other Fees	-	-

(a)
The 2004 amount include fees necessary to perform an audit or quarterly review in accordance with Generally Accepted Auditing Standards and services that generally only the independent registered public accounting firm can reasonable provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission (“SEC”). The amount also includes fees related to Deloitte’s attestation of the Company’s internal controls over financial reporting as of December 31, 2004.

(b)	Fees paid to PWC for consultation on a SEC comment letter related to the 2003 10-K and other consultation related to the 2004 10-K.
(c)	Tax fees paid to PWC primarily include fees for services performed in connection with IRS and California Franchise Tax Board audits in 2003 and preparation of tax provision in 2004.

The Audit Committee has considered whether the provision of non-audit services by our principal accountant is compatible with maintaining auditor independence and determined that it is. Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The Audit Committee has adopted a policy, attached hereto as Exhibit 99.1, granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 25 of this Form 10-K.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)	The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For Each of the Three Years in the Period Ended December 31, 2004
(Amounts in thousands)

	Beginning of Year	Addition	Reduction	End of Year
For the year ended December 31, 2004
Allowance for doubtful accounts	$143	122	-	$268
Inventory reserve	$1,711	3,610	324	$4,997
For the year ended December 31, 2003
Allowance for doubtful accounts	$149	-	6	$143
Inventory reserve	$1,522	189	-	$1,711
For the year ended December 31, 2002:
Allowance for doubtful accounts	$165	-	16	$149
Inventory reserve	$1,224	298	-	$1,522

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen certificate evidencing Common Stock of the Registrant.(1)
10.1	Form of Indemnification Agreement and Schedule of Indemnified Parties.(1)
10.2	Indemnification Agreement with David Gold. *
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(1)
10.4	1996 Stock Option Plan, as Amended. *
10.5	[Reserved]
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.*
10.7	Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors.(1)
10.8	Lease for 14139 Paramount Boulevard, Paramount, California, dated as of March 1 1996, by and between the Registrant as Tenant and 14139 Paramount Properties as Landlord, as amended.(1)
10.9	[Reserved]
10.10	Lease for 6124 Pacific Boulevard, Huntington Park, California, dated January 31, 1991, by and between the Registrant as Tenant and David and Sherry Gold as the Landlord, as amended.(1)
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
10.13
Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)

10.14
Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.*

10.15	Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord, as amended.*
10.16	Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant, as amended.*
10.17	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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

10.19	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California dated February 14, 1995, as amended.*
10.20	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(1)
10.21	Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(1)
10.22	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(1)
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

10.26	Services Agreement, dated as of December 28, 2000, by and between Universal International, Inc. and the registrant.(3)
10.27	Lease for 955 West Sepulveda, Los Angeles, California, dated as of July 17, 1995, by and between Schwartz Investment Co., as successor to VAT Partners II, as Landlord and the Company as Tenant.(2)
10.28	Stanton Associates Engagement *
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32(b)	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy*
* Filed herewith
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 21,1996.
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

99¢ Only Stores

/s/ Eric Schiffer
By: Eric Schiffer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Gold
David Gold	Chairman of the Board	September 8, 2005

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director	September 8, 2005

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	September 8, 2005

/s/ Jeffrey Kniffin
Jeffrey Kniffin	Interim Chief Financial Officer (Principal financial officer and principal accounting officer)	September 8, 2005

/s/ Eric Flamholtz
Eric Flamholtz	Director	September 8, 2005

/s/ Lawrence Glascott
Lawrence Glascott	Director	September 8, 2005

/s/ Marvin L. Holen
Marvin L. Holen	Director	September 8, 2005

/s/ Thomas Unterman
Thomas Unterman	Director	September 8, 2005