Form 10-Q
period 2005-03-31
99 CENTS ONLY STORES
filed 2006-05-31
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11735

99¢ ONLY STORES
(Exact name of registrant as specified in its charter)

California (State or other Jurisdiction of Incorporation or Organization)	95-2411605 (I.R.S. Employer Identification No.)

4000 Union Pacific Avenue, City of Commerce, California (Address of Principal Executive Offices)	90023 (zip code)

Registrant's telephone number, including area code: (323) 980-8145

DECEMBER 31
Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 69,572,801 Shares as of May 15, 2006

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR AND TRANSITION PERIOD

On December 30, 2005, the Board of Directors of 99¢ Only Stores (the "Company") determined to change the Company's fiscal year from the period ending December 31 in each year to the period ending March 31 in each year. This change in fiscal year was effective for the period ended March 31, 2005. As a result of this change, the Company was required to file a transition report on Form 10-Q covering the three month period ended March 31, 2005. As the period for the Company's delayed first quarter 2005 Form 10-Q coincides with the period for the Company's transition report on Form 10-Q for the three-months ended March 31, 2005, the Company is only filing one Form 10-Q (this Report) to cover both the first quarter of 2005 and the transition period.

EXPLANATORY NOTE REGARDING DATE OF FILING AND BENEFIT OF HINDSIGHT

This report reflects changes in estimates and values that have the benefit of hindsight through the filing date of this report in May 2006. Because this report had not been filed on a timely basis, events occurring throughout the subsequent periods up to the filing date of this report, including many that would otherwise have been reported in future periods, have all been reflected in this report. This elongated hindsight has had material effects in some cases which affect comparability to the prior year period as noted in certain places in this report.

EXPLANATORY NOTE REGARDING THE APPOINTMENT OF NEW INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On November 4, 2005, the Company announced the engagement of BDO Seidman, LLP as its independent registered public accounting firm to audit its financial statements for the current fiscal year.

EXPLANATORY NOTE REGARDING THE APPOINTMENT OF NEW CFO

On November 11, 2005, the Company appointed Rob Kautz as its Executive Vice President and Chief Financial Officer. Mr. Kautz oversees the Company's finance, accounting, strategic planning, and information technology functions, bringing over 23 years of financial and operational experience to his new role.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “expect”, “estimate”, “anticipate”, “predict”, “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
ASSETS

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash	$2,116	$884
Short-term investments	99,610	92,645
Accounts receivable, net of allowance for doubtful accounts of $189 and $268 as of March 31, 2005 and December 31, 2004, respectively	4,751	3,463
Deferred income taxes	29,579	28,845
Inventories, net	133,023	155,836
Other	5,310	5,946
Total current assets	274,389	287,619
PROPERTY AND EQUIPMENT, at cost:
Land	43,154	41,240
Buildings	70,082	68,833
Building improvements	31,093	28,587
Leasehold improvements	108,360	106,482
Fixtures and equipment	73,780	71,577
Transportation equipment	3,891	3,847
Construction in progress	17,213	22,835
Total properties, fixtures and equipment	347,573	343,401
Accumulated depreciation and amortization	(102,988)	(95,482)
Total net property and equipment	244,585	247,919

OTHER ASSETS:
Long-term deferred income taxes	4,777	3,574
Long-term investments in marketable securities	50,271	50,764
Deposits and other assets	14,396	10,328
Total other assets	69,444	64,666
TOTAL ASSETS	$588,418	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$21,917	$39,094
Accrued expenses:
Payroll and payroll-related	5,862	4,959
Sales tax	4,306	5,098
Other	13,651	12,074
Workers’ compensation	38,358	36,445
Income tax payable	2,743	2,495
Current portion of capital lease obligation	48	37
Total current liabilities	86,885	100,202

LONG-TERM LIABILITIES:
Deferred rent	8,465	8,097
Deferred compensation liability	2,908	2,847
Capital lease obligation, net of current portion	752	774
Total long-term liabilities	12,125	11,718

COMMITMENTS AND CONTINGENCIES:	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding-none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,548,761 shares at March 31, 2005 and 69,517,185 shares at December 31, 2004	212,938	212,606
Retained earnings	276,477	275,678
Other comprehensive loss	(7)	-
Total shareholders’ equity	489,408	488,284
Total liabilities and shareholders’ equity	$588,418	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET SALES:		(As Restated, see Note 2)
99¢ Only Stores	$231,899	$218,812
Bargain Wholesale	10,731	11,238
Total sales	242,630	230,050
COST OF SALES (excluding depreciation and amortization expense shown below)	152,291	137,821
Gross profit	90,339	92,229
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	81,760	71,040
Depreciation and amortization	7,776	6,020
Total Selling, General and Administrative Expenses	89,536	77,060
Operating income	803	15,169
OTHER (INCOME) EXPENSE:
Interest income	(617)	(1,627)
Interest expense	29	31
Other	286	(4)
Total other (income)	(302)	(1,600)
Income before provision for income tax	1,105	16,769
Provision for income taxes	306	6,565
NET INCOME	$799	$10,204

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,533	72,064
Diluted	69,787	72,717

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated, see Note 2)
Net income	$799	$10,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,776	6,020
Loss on disposal of fixed assets	151	-
Tax benefit from exercise of non qualified employee stock options	50	193
Deferred income taxes	(1,932)	592
Changes in asset and liabilities associated with operating activities:
Sales (purchases) of trading securities, net	8,885	(1,087)
Accounts receivable	(1,288)	61
Inventories	19,194	(8,780)
Other assets	178	3,662
Deposits	13	-
Due to shareholders	-	165
Accounts payable	(17,177)	(13,014)
Accrued expenses	1,688	6,589
Accrued workers’ compensation	1,913	10
Income taxes	248	5,096
Deferred rent	368	(281)
Net cash provided by operating activities	20,866	9,430
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,536)	(9,728)
Purchases of available for sale securities	(15,369)	-
Net cash used in investing activities	(19,905)	(9,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(11)	(11)
Proceeds from exercise of stock options	282	384
Net cash provided by financing activities	271	373
NET INCREASE IN CASH	1,232	75
CASH, beginning of the period	884	318
CASH, end of the period	$2,116	$393

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's December 31, 2004 audited financial statements and notes thereto included in the Company's Form 10-K filed on September 9, 2005. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable and household products through its retail stores. As of March 31, 2005, the Company operated 223 stores with 157, 36, 19, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable and household products.

Change in Fiscal Year

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The Board believes this is in the best interests of the Company’s shareholders, because it believes this change will separate year-end procedures such as physical inventories from the Christmas holiday season, help to enhance operational focus on holiday period execution and reduce fiscal year end costs associated with accounting and audit procedures. With new auditors recently engaged, the Company believes this was an appropriate time to make this beneficial transition, which will also allow additional time to perform Sarbanes Oxley Section 404 assessment, remediation and audit procedures.

As a result of this change in fiscal year, the Company is required to file a transition report on Form 10-Q covering the three-month period ended March 31, 2005 and a Form 10-Q for the three and nine months periods ended December 31, 2005 and 2004. The Company’s next Form 10-K will cover the period April 1, 2005 to March 31, 2006 and will include audited financials for the three-month period ended March 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entity partnerships required to be consolidated in accordance with GAAP. Intercompany accounts and transactions between the consolidated companies and partnerships have been eliminated in consolidation.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand in the stores and cash in financial institutions. At times, cash balances held at financial institutions are in excess of federally insured limits.

The Company maintains its cash in bank deposit accounts that, at times exceed federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

Investments

The Company’s investments in debt and equity securities are comprised primarily of marketable investment grade federal and municipal bonds, commercial paper and money market funds. Investment securities are recorded as required by the Statement of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company classifies its securities as either trading or available for sale securities when there are readily determinable fair values based on the Company’s investment strategy at the time of acquisition. Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income. Available for sale securities are recorded at fair value, net of tax effects, with any changes in fair value during a period excluded from earnings and reported as a charge or credit to other comprehensive income or loss in the Statement of Shareholders’ Equity. A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value. Such an impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method. Gains or losses realized upon sale of all securities are recognized in other income or expense at the time of sale based upon the specific identification method.

All securities that were acquired on or before December 31, 2004 are classified as trading securities. Commencing January 1, 2005, management modified its investment practices and securities acquired after this date are classified as available for sale. On December 30, 2005, the Company’s Board of Directors formally approved a change in corporate investment policy and all existing securities were reclassified from trading to available for sale on the next business day, January 2, 2006.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory, shrinkage, spoilage, and scrap are recorded to properly state inventory at the lower of cost or market. Shrinkage/scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgment and estimates, such as the amount of obsolete inventory, shrinkage and scrap, in many locations (including various warehouses, store backrooms, and sales floors of all its stores), all of which may impact the ending inventory valuation as well as gross margins. Management has refined its estimation techniques in 2005 and used the benefit of hindsight to adjust the value of inventory based on physical inventories and assessments resulting from changes in management strategy which occurred in late 2005 and early 2006.

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of March 31, 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months valued at approximately $3.6 million, which is included in deposits and other assets in the consolidated financial statements.

Depreciation and Amortization

Property and equipment are depreciated on a straight-line basis over the following useful lives:

Owned buildings	Lesser of 30 years or the estimated useful life of the improvement
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	3-5 years
Transportation equipment	3-5 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during three months ended March 31, 2005 and 2004.

Revenue Recognition

The Company recognizes retail sales in its store at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are generally recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

Cost of Sales

Cost of sales includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).

Operating leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the lease term and, for certain leases, including the first option period. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the appropriate lease term which for certain leases includes the first option period. The closing of stores in the future may result in the immediate write-off of associated deferred rent balances, if any.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over an average term of approximately ten years, which is typically the term of the lease and the first option period.

Self-insured Workers’ Compensation Reserve

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes reserves for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the reserves recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation reserves in its financial reports for December 31, 2004 and March 31, 2005 due to the volatility and unpredictability of its workers’ compensation experience over the past several years. Management has used the benefit of hindsight to estimate appropriate reserves for this report based on actual experience and actuarial analyses as of December 31, 2005.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Fair Value of Financial Instruments

Management believes the carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Short-term and long-term investments are carried at fair value.

2.        Restatement of Financial Statements

Accounting for Leases

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under GAAP. In light of this letter, the Company re-evaluated its lease accounting practices for fiscal 2004 and determined that certain of its lease accounting methods for tenant improvement allowances and rent holiday periods were not in accordance with GAAP, as described below.

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

Rent Holiday Periods

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. Historically, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the date the store opened. In the fourth quarter of fiscal 2004, the Company re-evaluated its accounting for rent holidays and determined that the recognition of rent expense should commence on the date the Company takes possession of the leased space for construction purposes, which has historically been three to four months prior to a store opening date. This correction in accounting affects the recognition of rent expense and the deferred rent liabilities balance.

Depreciation

Prior to the fourth quarter of fiscal 2004, the Company depreciated building improvements made on both owned and leased store locations over five years. In the fourth quarter of fiscal 2004, the Company determined that a five-year depreciation period for such building improvements did not reflect an accurate estimate of the useful life of such assets. The Company determined that a more accurate estimate of the depreciation period for each building improvement should be the shorter of the economic life of the improvement or the life of the building for owned building improvements, or the remaining life of the lease for leased building improvements. The effect of this restatement is to depreciate such assets over longer periods than the initially assigned five years. This correction in accounting affects depreciation expense and accumulated depreciation in the financial statements published for periods prior to the fourth quarter of fiscal 2004.

Cash Flow Classification of Trading Investment Activity

In the fourth quarter of fiscal 2004, the Company determined that the presentation of net purchases and sales of trading investments in the consolidated statements of cash flows should be shown in the operating activities category rather than shown in the investing activities category as was previously reported. Accordingly, the Company has corrected the classification of net purchases and sales of investments to the appropriate cash flow categories for financial statements published for periods prior to the fourth quarter of fiscal 2004.

As a result of the above, the Company restated the accompanying consolidated statements of income and the consolidated statements of cash flows for the three months ended March 31, 2004. The following is a summary of the corrections described above (in thousands, except per share data):

	Consolidated Statement of Income
Three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Cost of Sales	$138,417	$(596)	$137,821
Gross profit	91,633	596	92,229
Operating expenses	70,518	522	71,040
Depreciation and amortization	7,453	(1,433)	6,020
Total Selling, General and Administrative	77,971	(911)	77,060
Operating income	13,662	1,507	15,169
Other	0	(4)	(4)
Income before provision for income tax	15,258	1,511	16,769
Provision for income taxes	5,973	592	6,565
Net Income	$9,285	$919	$10,204

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.01	$0.14
Diluted	$0.13	$0.01	$0.14

	Consolidated Statement Of Cash Flows
Three months ended March 31, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$10,517	$(1,087)	$9,430
Net cash used in investing activities	$(10,815)	$1,087	$(9,728)

3.            Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004 (As restated)
Net income	$799	$10,204
Unrealized holding gains/(losses) on marketable securities, net of tax effects	(7)	-
Total comprehensive income	$792	$10,204

4.             Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method) during the period.

A reconciliation of the basic and diluted weighted average number of shares outstanding during each of the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares outstanding - basic	69,533	72,064
Dilutive effect of outstanding stock options	254	653
Weighted average number of common shares outstanding - diluted	69,787	72,717

4.2 million and 1.8 million outstanding stock options for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.             Stock-Based Compensation

The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123 “Accounting for Stock-Based Compensation,” had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net (loss)/income and (loss)/earnings per share amounts as follows for the three month periods ended March 31, 2005 and 2004, respectively, 2005 pro forma was a loss, but 2004 pro forma was income (amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2005	2004 (As restated)
Net income, as reported	$799	$10,204
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,722	2,160
Pro forma net (loss) income	$(923)	$8,044
Earnings per share:
Basic-as reported	$0.01	$0.14
Basic-pro forma	$(0.01)	$0.11
Diluted-as reported	$0.01	$0.14
Diluted-pro forma	$(0.01)	$0.11

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2004 and 2005
Risk free interest rate	3.9%
Expected life	5.4 Years
Expected stock price volatility	50%
Expected dividend yield	None

6.            Variable Interest Entities

The Company formed long-term partnerships in two instances for the purpose of acquiring and managing particular store sites, which were in turn leased to the Company. Previously, the Company accounted for these partnerships under the equity method with an initial investment of approximately $3.0 million. In fiscal 2004, these partnerships were consolidated pursuant to the requirements of FIN 46R because the Company is the only partner in these partnerships that has capital at risk and therefore is the primary beneficiary. The balance sheet effect of consolidating these entities at December 31, 2004 and March 31, 2005 is approximately $3.0 million and $2.9 million, respectively. The assets of the partnership consist only of real estate and there is no mortgage debt or other significant liabilities associated with these two entities. The income statement impact of consolidation versus equity accounting is not significant.

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005. The store opened on December 15, 2005. As of March 31, 2005, this entity did not have any assets or liabilities.

7.            New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6).

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123 (R) and the impact on its consolidated financial position and results of operations. The Company will adopt this pronouncement beginning with its fiscal year, which starts April 1, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement beginning with its fiscal year which starts April 1, 2006.

8.             Commitments and Contingencies

Credit Facilities

The Company does not maintain any credit facilities with any financial institutions.

Workers’ Compensation

The Company is self-insured for its California workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2004 and March 31, 2005, the Company had established reserves of approximately $36.4 million and $38.4, respectively, for estimated California workers’ compensation claims. The Company has limited self-insurance exposure and reserves of $14,000 for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

Compensation Deferral Plan

Effective January 1, 2000, the Company adopted a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings. Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $2.8 million and $2.9 million as of December 31, 2004 and March 31, 2005, respectively.

Legal Matters

The status of legal matters and reserves for them have been estimated with the benefit of hindsight through the date of this report in May 2006.

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The trial in this matter resulted in a jury verdict of $0.5 million for Gillette on its complaint and $0.2 million for the Company on its cross-complaint. The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional principal sum of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post trial rulings and the matter is presently being briefed before the appellate court. The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

Melgoza vs. 99¢ Only Stores (Los Angeles Superior Court); Ramirez vs. 99¢ Only Stores (Los Angeles Superior Court). These putative class actions, originally filed on May 7, 2003, and June 9, 2004, respectively, each alleged that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements, as well as meal/rest period and other wage and hour requirements imposed by California law. On December 29, 2004, the Court gave final approval to the settlement of these actions. The Company had provided a reserve of $6.0 million for these matters. However, based upon the number of claims filed during the claim period, the Company ultimately paid approximately $4.7 million in 2005 in connection with the settlement. While there were a small number of individuals who opted out of the settlement, thereby preserving their ability to bring a claim against the Company with respect to these same allegations, none of them have yet brought any such actions, and management does not expect any future claims by these individuals to have a material adverse effect on the Company’s results of operations or financial condition.

Galvez and Zaidi vs. 99¢ Only Stores (Los Angeles Superior Court).  On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage.   The parties have reached a settlement of this matter, which was approved by the Court. Under this settlement, the Company paid $5,850.

 Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. A tentative settlement has been reached with the plaintiffs in this matter, which is subject to Court approval. The Court has already granted preliminary approval, and notices to members of the putative class have been sent. The Company sought final approval from the Court on March 6, 2006. The Court suggested that final approval was forthcoming, but it requested certain modifications to the proposed judgment, which have now been made and submitted. The Court has issued a judgment of approximately $0.1 million. Based upon the claims rate reported by the claims administrator in this matter, it appears that the Company will pay out an aggregate sum of approximately $0.1 million in settlement of this action. This sum will include the settlement payments to the named plaintiffs and plaintiffs who have opted into the settlement as well as the payments for costs and fees to plaintiffs’ counsel. (It does not include the Company’s attorney fees and associated costs.) The Company established reserves for this matter at March 31, 2005 of $0.1 million.

Securities Class Action And Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. That motion is fully briefed. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. This action was stayed pending resolution of the defendants’ motion to dismiss the complaint in the putative class action. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative class action verbally agreed to settle these matters on the following key deal terms: The Company’s insurer would pay $2,062,500 in settlement of the putative class action, with the Company to pay an equal sum; the Company’s insurer would pay $87,500 in settlement of the state derivative class action, with the Company to pay an equal sum; and the class action period would be extended though and including September 21, 2005. The parties are presently working on documenting their agreement in a comprehensive written settlement agreement. To date, such an agreement has not been executed, nor have the parties obtained preliminary or final class approval from the Court. The Company established reserves for this matter at March 31, 2005 of $2.2 million.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

9.            Operating Segments

The Company has two business segments: retail operations and wholesale distribution. The product offerings in both of these segments consist primarily of consumables and household merchandise including many recognized brand-names. The wholesale segment, Bargain Wholesale, sells similar merchandise as is sold in the retail segment to local and regional retailers, distributors and exporters. The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. The Company evaluates segment performance based on the net sales and gross profit of each segment. Management does not track segment data or evaluate segment performance on additional financial information. As such, there are no separately identifiable segment assets or separately identifiable statements of income data (below gross profit) to be disclosed. The Company accounts for inter-segment transfers at cost through its inventory accounts.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three months ended March 31, 2005 and 2004 follows (amounts in thousands):

	Three Months Ended March 31,
Revenues	2005	2004 (As Restated)
Retail	$231,899	$218,812
Wholesale	10,731	11,238
Total sales	$242,630	$230,050

Gross Profit
Retail	$88,070	$90,002
Wholesale	2,269	2,227
Total gross profit	$90,339	$92,229
Operating expenses	81,760	71,040
Depreciation and amortization	7,776	6,020
Interest income	(617)	(1,627)
Interest expense	29	31
Other expense (income)	286	(4)
Income before provision for income tax	$1,105	$16,769

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is a deep-discount retailer of primarily consumable and household general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

In the first quarter of 2005, the Company hired new executives to strengthen management and continued efforts to improve compliance with the Sarbanes-Oxley Act of 2002. As previously announced, the Company significantly reduced its planned store opening growth rate in 2005 to approximately 5%, to allow the Company to focus on implementing improvements in its systems infrastructure, business processes, and internal controls, to help enable the Company to better support its existing stores and to establish a foundation for future profitable accelerated growth. These improvement efforts will continue throughout 2006. Earnings for the first quarter of 2005 were down due to the underperformance of the Texas stores, increased merchandising costs, increased transportation expenses, increased costs of strengthening our infrastructure, and Sarbanes-Oxley related audit and internal control assessment and implementation costs. Earnings were also impacted by slower revenue growth, primarily due to the reduced store opening rate. The Company maintains a strong balance sheet with a large cash and marketable securities position and essentially no debt.

The Company has five ongoing primary objectives. They are to strengthen financial and management controls in order to comply with all aspects of the Sarbanes-Oxley Act, increase store shelf in-stock positions, improve Texas store performance, complete implementation of the warehouse management system in California, and implement a Company-wide core merchandising system.

In line with previous announcements, for 2006 the Company plans to increase its store opening growth rate in existing markets to approximately 10%. This includes two to five Texas stores. In 2007, the Company plans to increase its store opening growth rate to at least 15% and may expand into new metropolitan markets in current and adjacent states. After 2007, the Company currently plans to continue to open stores at a minimum of 15% store opening growth rate as the Company expands into new markets as part of the Company’s long-term strategy to become a premier nationwide deep-discount retailer.

The Company believes that its retail format and strategy continue to be very viable with significant expansion opportunities in the western United States and beyond.

For the three months ended March 31, 2005, the Company had net sales of $242.6 million, operating income of $0.8 million and net income of $0.8 million. Operating income and net income decreased 94.7% and 92.2%, respectively, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) Financial Information of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 9, 2005.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of sales includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $11.1 million and $13.0 million for the three months ended March 31, 2004 and 2005, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, and other corporate administrative costs). Depreciation and amortization are also included in selling, general and administrative expenses.

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

	Three Months Ended March 31,

NET SALES:	2005	2004 (As Restated, (a))
99¢ Only Stores	95.6%	95.1%
Bargain Wholesale	4.4	4.9
Total sales	100.0	100.0
COST OFSALES (excluding depreciation and amortization expense as shown separately below)	62.8	59.9
Gross profit	37.2	40.1
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.7	30.9
Depreciation and amortization	3.2	2.6
Total Selling, General and Administrative	36.9	33.5
Operating income	0.3	6.6
OTHER (INCOME) EXPENSE:
Interest income	(0.2)	(0.7)
Interest expense	0.0	0.0
Other	0.1	0.0
Total other (income)	(0.1)	(0.7)
Income before provision for income tax	0.4	7.3
Provision for income taxes	0.1	2.9
NET INCOME	0.3%	4.4%

(a) See Note 2 to the Notes to the Consolidated Financial Statements

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (as restated)

Net Sales: Net sales increased $12.6 million, or 5.5%, to $242.6 million for the three months ended March 31, 2005 compared to $230.1 million for the three months ended March 31, 2004. Retail sales increased $13.1 million, or 6.0%, to $231.9 million for the three months ended March 31, 2005 compared to $218.8 million for the three months ended March 31, 2004. The effect of five new stores opened in the first three months of 2005 increased retail sales by $3.2 million and the full quarter effect of 33 new stores opened in 2004 increased sales by $19.0 million for the three months ended March 31, 2005. However, same-store-sales decreased 2.8% for the three months ended March 31, 2005 compared to a slight increase of 0.2% for the three months ended March 31, 2004 primarily due to the extra sales day due to the Leap Year in 2004 and other external factors negatively affecting first quarter 2005 same-store-sales which included severe inclement weather in California, the ending of the Southern California grocery strike in late February 2004, and the effects of higher gasoline prices. However, the decrease in same-store-sales was partially offset due to the Easter selling season occurring in the first quarter of 2005 versus in the second quarter of 2004. Bargain Wholesale net sales decreased $0.5 million, or 4.5%, to $10.7 million for the three months ended March 31, 2005 compared to $11.2 million for the three months ended March 31, 2004.

Gross Profit: Gross profit decreased $1.9 million, or 2.1%, to $90.3 million for the three months ended March 31, 2005 compared to $92.2 million for the three months ended March 31, 2004. As a percentage of net sales, overall gross margin decreased to 37.2% for the three months ended March 31, 2005 compared to 40.1% for the three months ended March 31, 2004. As a percentage of retail sales, retail gross margin decreased to 38.0% for the three months ended March 31, 2005 compared to 41.1% for the three months ended March 31, 2004 in part due to the increase in product cost for retail from 56.0% in the first quarter of 2004 to 57.4% for the first quarter of 2005 primarily due to product cost changes and a shift in the sales mix to more grocery items. Gross margin also decreased due to an increase in spoilage, scrap, and shrink from 3.1% in the first quarter of 2004 to 3.6% in the first quarter of 2005. The Company also recorded additional reserves of 1.1% based on the results of complete physical counts taken at all stores and warehouses subsequent to the end of the quarter and refined estimates with the benefit of hindsight from the date of this report in May 2006, including reserve for special markdowns recorded in the first quarter of 2005 as a result of applying hindsight with respect to new management plans adopted in 2006 to accelerate the movement of certain products that management estimated were on hand on March 31, 2005 in its store inventories. The Bargain Wholesale margin increased slightly to 21.1% for the three months ended March 31, 2005 compared to 19.8% for the three months ended March 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses: Operating expenses increased $10.7 million, or 15.1%, to $81.8 million for the three months ended March 31, 2005 compared to $71.0 million for the three months ended March 31, 2004. As a percentage of net sales, operating expenses increased to 33.7% for the three months ended March 31, 2005 from 30.9% for the three months ended March 31, 2004. The dollar increase was primarily due to higher retail store operating expenses of $6.8 million between the first quarter of 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $4.5 million, an increase in rent costs of $1.9 million due to the opening of five new stores in the first quarter of 2005 the full quarter effect of 33 new stores opened in 2004 and costs increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was also due to an increase in distribution and transportation costs of $1.9 million, primarily as a result of higher fuel costs and increased delivery costs due to new store locations. Operating expenses also increased by $1.1 million as a result of higher accounting and consulting fees due primarily to Sarbanes-Oxley compliance efforts. Finally, operating expenses increased due to an increase in workers’ compensation expenses of $2.8 million, which was primarily driven by an increase in the number of claims. The increase in operating expenses was partially offset by a decrease in legal costs of $3.3 million between the first quarter of 2005, and 2004 primarily due to lower legal settlements of $2.1 million (as a result of a subsequent class action suit legal settlement described under Item 1 of Part II), in the first quarter of 2005 compared to $6.1 million (including a $4.7 million legal settlement described under Item 1 of Part II), in the first quarter of 2004. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $1.8 million, or 29.2%, to $7.8 million for the three months ended March 31, 2005 compared to $6.0 million for the three months ended March 31, 2004 as a result of five new stores opened in 2005, the full quarter effect of 33 new stores opened in 2004, and additions to existing stores and distribution centers. This resulted in an increase as a percentage of sales to 3.2% from 2.6% due to the performance of the new stores in Texas that operated at significantly lower sales per square foot than the existing store base.

Operating Income: Operating income decreased $14.4 million, or 94.7%, to $0.8 million for the three months ended March 31, 2005 compared to $15.2 million for the three months ended March 31, 2004. Operating income as a percentage of net sales decreased from 6.6% for the three months ended March 31, 2004 to 0.3% for the three months ended March 31, 2005 primarily due to the decrease in the gross margin percentage on sales and increases in operating expenses discussed above.

Other Income (Expense): Other income decreased $1.3 million, or 81.1%, to $0.3 million for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2004. Interest income earned on the Company’s investments decreased $1.0 million, or 62.1% to $0.6 million for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2004 due primarily to the valuation losses recognized on certain of its bonds as a result of interest rate fluctuations and the corresponding decrease in bond values in 2005 and due to the repurchase of 2.6 million shares of the Company’s common stock for $38.2 million in the second and third quarters of 2004, which reduced the total investment portfolio in the 2005 period. The Company had no outstanding bank debt during the three months ended March 31, 2005 and 2004.

Provision for Income Taxes: The provision for income taxes was $0.3 million for the three months ended March 31, 2005 compared to $6.6 million for the three months ended March 31, 2004. The effective rate of the provision for income taxes was approximately 27.7% and 39.1% for the three months ended March 31, 2005 and 2004, respectively.

Net Income: As a result of the items discussed above, net income decreased $9.4 million, or 92.2%, to $0.8 million for the three months ended March 31, 2005 compared to $10.2 million for the three months ended March 31, 2004. Net income as a percentage of net sales was 0.3% and 4.4% for the three months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its operations principally from cash provided by operations and has not generally relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, expenditures for warehouse facilities and computer hardware and software, working capital requirements for new and existing stores and corporate/distribution center needs. The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company does not maintain any credit facilities with any financial institution.

Net cash provided by operations during the first quarter of 2005 and 2004 was $20.9 million and $9.4 million, respectively, consisting primarily of $6.8 million and $17.0 million, respectively, of net income adjusted for non-cash items. During the first quarter of 2005, the Company provided cash of $4.6 million in working capital and other activities. During the first quarter of 2004, the Company used cash of $10.0 million, in working capital and other activities. Net cash provided in working capital and other activities primarily reflects the reduction of inventories $19.2 million and the increase in workers’ compensation of $1.9 million partially offset by the decrease in accounts payable of $17.2 million in the first quarter 2005. Net cash used in working capital and other activities primarily reflects the increase in inventories in the amount of $8.8 million and the reduction of accounts payable in the amount of $13.0 million in the first quarter 2004. Finally, the proceeds from sales of trading securities, net of purchases were $8.9 million and $1.1 million for the first quarter of 2005 and 2004, respectively.

Net cash used in investing activities during the first quarter of 2005 and 2004 was $19.9 million and $9.7 million, respectively. In the first quarter of 2005, the Company used $4.5 million for the purchase of property and equipment and purchased $15.4 million of investments. In the first quarter of 2004, the Company used $9.7 million for the purchase of property and equipment for new 2004 stores.

Net cash provided by financing activities during the first quarter of 2005 and 2004 was $0.3 million and $0.4 million, respectively, which primarily represents the proceeds from the exercise of non-qualified stock options. The Company does not maintain any credit facilities with any bank.

The Company expects to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of March 31, 2005.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$800	$48	$108	$125	$519
Operating lease obligations	169,973	32,009	54,504	40,475	42,985
Deferred compensation liability	2,908	-	-	-	2,908

Total	$173,681	$32,057	$54,612	$40,600	$46,412

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2019. Most of the lease agreements contain renewal options and/or provide for rent escalations. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the payment by the Company of property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended March 31, 2005 and 2004 were $8.5 million and $7.1 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. The large majority of the Company’s leases have multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005. The store opened on December 15, 2005. As of March 31, 2005, the entity did not have any assets or liabilities.

As of December 31, 2003, the Company accounted for two partnerships under the equity method, which the Company consolidated at December 31, 2004 and March 31, 2005 as a result of FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consisted of real estate with a carrying value of approximately $2.9 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004 and March 31, 2005 is approximately $3.0 million and $2.9 million, respectively.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Easter, Halloween, and Christmas seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the quarter ended December 31. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays (e.g., Easter), the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements. This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6).

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123 (R) and the impact on its consolidated financial position and results of operations. The Company adopted this pronouncement beginning with its fiscal year which starts April 1, 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning with its fiscal year which starts April 1, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities, although management believes the risk is not material. At March 31, 2005, the Company had $149.9 million in securities maturing at various dates through 2012, with approximately 66.5% maturing within one year. The Company’s investments are comprised primarily of investment grade federal and municipal bonds, commercial paper and corporate securities. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At March 31, 2005, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 31, 2005, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $1.4 million or 1.0%.

Item 4. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended March 31, 2005. Our principal executive officer and principal financial officer supervised and participated in the evaluation. Based on the evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the quarter, due to the material weaknesses in our internal control over financial reporting as identified in our Form 10-K for the year ended December 31, 2004, none of which were fully remediated or corrected during the quarter ended March 31, 2005, our disclosure controls and procedures were not effective in ensuring that information that the Company is required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, nor were they effective in ensuring that such information is accumulated and communicated to management to allow timely decisions regarding disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

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

In 2004, management substantially completed its documentation and evaluation of the design of our internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) treasury, (b) inventory management, (c) fixed assets, (d) revenue, (e) expenditures, (f) human resources/payroll, (g) information technology, and (h) income taxes. However, in 2004 the entity-level controls and certain process-level controls were not tested due to: (i) material weaknesses in the design and operating effectiveness of various processes and controls as identified in our Form 10-K for the year ended December 31, 2004, and (ii) management’s need to focus its available time and resources on remediating the internal control design and operating deficiencies that had been identified.

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

During the quarter ended March 31, 2005, the Company did not complete material sections of documentation or evaluation of the internal control over financial reporting beyond that which had been completed as of December 31, 2004. In addition, during the quarter ended March 31, 2005, the Company does not believe that it fully remediated any of the material weaknesses noted in its report on internal control over financial reporting as filed in its Form 10-K for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, the Company took certain steps that materially affected or are reasonably likely to materially affect our internal control over financial reporting, as described below. The Company believes that these steps improved the effectiveness of our internal control over financial reporting:

Control Environment.

(i)	In March 2005, the Company engaged a new Interim Chief Financial Officer.

Merchandise Inventory Management.

(i)
In January 2005, the Company hired a Director of Supply Chain Strategy and Execution, as well as a Director of Reorderables, Consumer Insights and Category Management, both of which were newly-created positions. During this period, the Company also conducted physical inventories in its Los Angeles warehouses and 28 of its stores, which were not conducted during the comparable period of the prior year.

(ii)
In February 2005, the Company hired a new Senior Director of Distribution and Transportation, and a Director of Quality Management, which was a newly-created position. The Company also implemented a new HighJump receiving system module in most of its main Los Angeles warehouse.

(ii)
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

Management Information Systems and Information Technology.

(i)
In the quarter ended March 31, 2005, the Company implemented a server migration plan to upgrade its overall corporate network structure and e-mail system. The upgrade improved network management and security, improved the flow of information and communication, and made the overall corporate network more scalable.

(ii)	In March 2005, the Company engaged a new outside consulting firm to update the Company’s network threat assessment.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The trial in this matter resulted in a jury verdict of $0.5 million for Gillette on its complaint and $0.2 million for the Company on its cross-complaint. The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional principal sum of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. In post trial motions, the court vacated and ordered a new trial as to the $0.5 million verdict for Gillette on its complaint and dismissed the $0.2 million verdict for the Company on its cross complaint. Both parties have appealed from these post trial rulings and the matter is presently being briefed before the appellate court. The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company’s results of operations or financial condition.

Melgoza vs. 99¢ Only Stores (Los Angeles Superior Court); Ramirez vs. 99¢ Only Stores (Los Angeles Superior Court). These putative class actions, originally filed on May 7, 2003, and June 9, 2004, respectively, each alleged that the Company improperly classified Store Managers in the Company's California stores as exempt from overtime requirements, as well as meal/rest period and other wage and hour requirements imposed by California law. On December 29, 2004, the Court gave final approval to the settlement of these actions. The Company had provided a reserve of $6.0 million for these matters. However, based upon the number of claims filed during the claim period, the Company ultimately paid approximately $4.7 million in 2005 in connection with the settlement. While there were a small number of individuals who opted out of the settlement, thereby preserving their ability to bring a claim against the Company with respect to these same allegations, none of them have yet brought any such actions, and management does not expect any future claims by these individuals to have a material adverse effect on the Company’s results of operations or financial condition.

Galvez and Zaidi vs. 99¢ Only Stores (Los Angeles Superior Court).  On August 9, 2004, Galvez and Zaidi filed a putative class action making substantially the same allegations as were made in the Melgoza complaint, plus an additional claim for unreimbursed mileage.   The parties have reached a settlement of this matter, which was approved by the Court. Under this settlement, the Company paid $5,850.

 Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. A tentative settlement has been reached with the plaintiffs in this matter, which is subject to Court approval. The Court has already granted preliminary approval, and notices to members of the putative class have been sent. The Company sought final approval from the Court on March 6, 2006. The Court suggested that final approval was forthcoming, but it requested certain modifications to the proposed judgment, which have now been made and submitted. The Court has issued a judgment of approximately $0.1 million. Based upon the claims rate reported by the claims administrator in this matter, it appears that the Company will pay out an aggregate sum of approximately $0.1 million in settlement of this action. This sum will include the settlement payments to the named plaintiffs and plaintiffs who have opted into the settlement as well as the payments for costs and fees to plaintiffs’ counsel. (It does not include the Company’s attorney fees and associated costs.) The Company established reserves for this matter at March 31, 2005 of $0.1 million.

Securities Class Action And Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who seeks to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleges that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. That motion is fully briefed. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. This action was stayed pending resolution of the defendants’ motion to dismiss the complaint in the putative class action. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative class action verbally agreed to settle these matters on the following key deal terms: The Company’s insurer would pay $2,062,500 in settlement of the putative class action, with the Company to pay an equal sum; the Company’s insurer would pay $87,500 in settlement of the state derivative class action, with the Company to pay an equal sum; and the class action period would be extended though and including September 21, 2005. The parties are presently working on documenting their agreement in a comprehensive written settlement agreement. To date, such an agreement has not been executed, nor have the parties obtained preliminary or final class approval from the Court. The Company established reserves for this matter at March 31, 2005 of $2.2 million.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A. Risk Factors

Inflation may affect the Company’s ability to sell merchandise at the 99¢ price point

The Company’s ability to provide quality merchandise for profitable resale within the 99¢ price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its 99 cent price point, which could have a material adverse effect on its business and results of operations. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company has identified material weaknesses in internal control over financial reporting

The Company received an adverse opinion on the effectiveness of its internal control over financial reporting as of December 31, 2004 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control as of that date. These material weaknesses, if not remediated, create increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof.  While the Company believes that, as of the date of this Report, many of these material weaknesses have been remediated, testing has not been completed. In addition, management may identify additional material weaknesses in the course of its assessment of the effectiveness of internal control over financial reporting as of March 31, 2006. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 4 Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends largely on its ability to successfully open and operate new stores outside of its traditional core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or real estate purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering the markets that the Company operates in, upgrade its financial and management information systems and controls, and manage operating expenses. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, and the level of initial advertising influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a relatively high proportion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could produce a further decrease in overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores opened in existing and in new markets have in the past and may in the future be less profitable than existing stores in the Company’s core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.

The Company’s operations are concentrated in California

As of March 31, 2005, all but 66 of our 223 stores were located in California (with 36 stores in Texas, 19 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted.

In addition, California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s California based properties. Furthermore, although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business. California has also historically enacted minimum wages that exceed federal standards, and it typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipment schedules are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. The Company is also in the midst of implementing new warehouse distribution and merchandising systems and has experienced problems with the warehouses distribution and merchandising systems being replaced, as well as with its receiving systems. Such demands could cause delays in delivery of merchandise to or from warehouses and/or to stores. A fire, earthquake, or other disaster at its warehouses could also hurt our business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt our receiving and shipment of merchandise.

The Company could be exposed to product liability claims or packaging violation claims

The Company purchases many products on a closeout basis, some of which are of an unknown origin and/or are manufactured or distributed by overseas entities, and some of which are purchased from middlemen as opposed to original manufacturing and supply sources. The closeout nature of many of the products may limit the Company’s opportunity to conduct product testing, label and ingredient analysis and other diligence as to these products. The Company is not listed as an additional insured for certain products and/or by certain product vendors, and general insurance may not provide full coverage in certain instances. This could result in unanticipated future losses from product liability or packaging violation claims.

The Company depends upon its relationships with suppliers and the availability of closeout and special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. This results in a mix of name-brand and other merchandise at the 99¢ price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with historical costs. Further, the Company may not be able to find and purchase merchandise in quantities necessary to accommodate its growth. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements or pricing commitments with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the deep discount retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair our business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores. The Company’s short-term and long-term store and warehouse inventory approximated $136.6 million and $155.8 million at March 31, 2005 and December 31, 2004, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, our cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

The Company faces strong competition

The Company competes in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. In the future, new companies may also enter the deep-discount retail industry. It is also becoming more common for superstores to sell products competitive with our own. Additionally, the Company currently faces increasing competition for the purchase of quality closeout and other special-situation merchandise, and some of these competitors are entering or may enter the Company’s traditional markets. In addition, as it expands, the Company will enter new markets where its own brand is weaker and established brands are stronger, and where its own brand value may have been diluted by other retailers with similar names and/or appearances. Some of the Company’s competitors have substantially greater financial resources and buying power than the Company does, as well as nationwide name-recognition and organization. The Company’s capability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors. The Company also faces competition from other retailers with similar names and/or appearances. The Company cannot assure it will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise at the 99¢ price point could be hindered by certain economic factors beyond its control, including but not limited to:

-	inflation and increases in the rate of inflation, both in the United States as well as in other countries in which the products it sells are manufactured;
-	increases in employee health and other benefit costs;
-	increases in minimum and prevailing wage levels, as well as “living wage” pressures;
-	increases in government regulatory compliance costs;
-	decreases in consumer confidence levels;
-	increases in transportation and fuel costs, which affect both the Company, as it ships over longer distances, and its customers and suppliers;
-	increases in unionization efforts, including campaigns at the store and warehouse levels;
-
increases in workers’ compensation costs and self-insured workers’ compensation reserves due to increased claims costs, as well as the potential reversal, currently being advanced through ballot measures in California, of recently implemented limits on workers’ compensation exposure (which, if passed by voters in the November 2006 election, could substantially increase workers’ compensation costs in California).

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. Some of our inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of applicable federal and state product, content, packaging and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	changes in import and export regulations; and
-	changes in tariff and freight rates.

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

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates. The Company believes that the lease terms on these properties are no less favorable to the Company than they would be for an unrelated party. Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are equivalent to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect net sales and operating results.

The Company relies heavily on its executive management team and is transitioning to new leadership

David Gold, who served as the Company’s Chief Executive Officer since it commenced operations, retired as CEO effective December 31, 2004. Although he remains Chairman of its Board of Directors, this is nevertheless a substantial change for the Company and its management team. Effective January 1, 2005, Eric Schiffer, formerly the Company’s President, became Chief Executive Officer, and he has established a new and different management style. Jeff Gold, formerly Senior Vice President of Real Estate and Information Systems, has assumed broader duties as President and Chief Operating Officer, and in addition to Real Estate, now also oversees the Company’s retail operations and human resources. In addition, Howard Gold, who for many years has been in charge of the Company’s distribution operations, moved to the newly created position of Executive Vice President of Special Projects. Michael Zelkind, the Company’s Executive Vice President of Supply Chain and Merchandising and formerly a Vice President of Inventory Management and Supply Chain Systems for a division of ConAgra Foods, was hired in late 2004 and is responsible for all supply chain functions including purchasing and distribution as well as the Company’s Bargain Wholesale operation. In November 2005, the Company hired Rob Kautz as its new Chief Financial Officer, responsible for the finance, information technology and strategic planning functions. In addition, the Company has added a number of new officer level positions, in the areas of buying, real estate, distribution and merchandise planning and allocation. These changes also will result in a change in management style.

These are very significant changes, implemented over a relatively short period of time. These executive officers are largely untested in their new positions, and their success is not assured. The Company also relies on the continued service of other officers and key managers. With the exception of Rob Kautz, the Company has not entered into employment agreements with any of its executive officers. Also, the Company does not maintain key person life insurance on any of its officers. The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or sufficiently retain the necessary number of qualified candidates.

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the quarter ended December 31, which includes the Christmas and Halloween selling seasons. During 2003 and 2004, the Company generated approximately 28.7% and 27.4%, respectively, of its net sales and approximately 26.2% and 26.4%, respectively, of its operating income during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. These factors, some beyond the Company’s control, include the following:

-	the number, size and location of new stores and timing of new store openings;
-	the level of advertising and pre-opening expenses associated with new stores;
-	the integration of new stores into operations;
-	the general economic health of the deep-discount retail industry;
-	changes in the mix of products sold;
-	increases in fuel, shipping and energy costs;
-	the ability to successfully manage inventory levels;
-	changes in personnel;
-	the expansion by competitors into geographic markets in which they have not historically had a strong presence;
-	fluctuations in the amount of consumer spending; and
-	the amount and timing of operating costs and capital expenditures relating to the growth of the business and the Company’s ability to uniformly capture such costs.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Egan, Minnesota. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company sometimes handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, and trains employees on how to handle and dispose of them, but the Company cannot be assured that its policies and training are comprehensive and/or are consistently followed, nor that they will successfully help the Company avoid potential liability or violations of these environmental laws and regulations in the future even if consistently followed.

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, our Chief Executive Officer and Jeff Gold, our President and Chief Operating Officer) and certain of their affiliates beneficially own as of May 15, 2006, an aggregate of 23,167,752, or 33.1%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate widely

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:
-	the depth of the market for common stock;
-	changes in expectations of future financial performance, including financial estimates by securities analysts;
-	variations in operating results;
-	conditions or trends in the industry or industries of any significant vendors or other stakeholders;
-	the conditions of the market generally or the deep-discount or retail industries;
-	additions or departures of key personnel;
-	future sales of common stock;
-	government regulation affecting the business;
-	increased competition;
-	consolidation of consumer product companies;
-	municipal regulation of “dollar” stores;
-	future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-	other risk factors as disclosed herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

RESULTS OF VOTING AT 2005 ANNUAL SHAREHOLDER MEETING

The Company held its 2005 Annual Meeting of Shareholders on October 18, 2005. A quorum of shareholders was present either in person or by proxy. There were two matters submitted to a vote of the shareholders.

The first matter was the election of seven directors. All directors who were nominated were elected. The results of the election are set forth in the following table:

Directors	Votes For	Votes Withheld
Eric Schiffer	63,901,873	1,435,993
Lawrence Glascott	62,907,322	2,430,544
David Gold	63,902,076	1,435,790
Jeff Gold	63,594,106	1,743,760
Marvin Holen	63,886,228	1,451,638
Thomas Unterman	63,990,126	1,347,740
Eric G. Flamholtz	64,070,048	1,267,818

The second matter was to a shareholder proposal to ask the board of directors to redeem any poison pill, unless such poison pill is approved by a shareholder vote. This proposal was not approved.

Proposals Information
Proposal #	Votes For	Votes Against	Votes Abstain	Non-Vote
2	22,319,494	31,763,163	917,420	10,337,789

Item 5.    Other Information

None

Item 6.    Exhibits

a.	31.1 Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
b.	31.2 Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
c.	32.1 Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
d.	32.2 Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: May 31, 2006	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer