Form 10-Q
period 2005-09-30
99 CENTS ONLY STORES
filed 2006-05-31
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

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

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

NOTE REGARDING CHANGE IN FISCAL YEAR

The Company changed its fiscal year on December 30, 2005 (see "Notes to Consolidated Financial Statements"). This report is unaffected by this change which occurred subsequent to the period covered by this report. This report provides information regarding the three month and nine month periods ended September 30, 2005.

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

PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	September 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash	$1,002	$884
Short-term investments	124,747	92,645
Accounts receivable, net of allowance for doubtful accounts of $214 and $268 as of September 30, 2005 and December 31, 2004, respectively	3,306	3,463
Income tax receivable	4,470	-
Deferred income taxes	29,579	28,845
Inventories, net	147,395	155,836
Other	9,071	5,946
Total current assets	319,570	287,619
PROPERTY AND EQUIPMENT, at cost:
Land	56,686	41,240
Buildings	76,004	68,833
Building improvements	33,475	28,587
Leasehold improvements	108,324	106,482
Fixtures and equipment	77,623	71,577
Transportation equipment	3,977	3,847
Construction in progress	13,842	22,835
Total properties, fixtures and equipment	369,931	343,401
Accumulated depreciation and amortization	(117,471)	(95,482)
Total net property and equipment	252,460	247,919

OTHER ASSETS:
Long-term deferred income taxes	4,800	3,574
Long-term investments in marketable securities	35,553	50,764
Deposits and other assets	13,620	10,328
Total other assets	53,973	64,666
TOTAL ASSETS	$626,003	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$47,144	$39,094
Accrued expenses:
Payroll and payroll-related	6,057	4,959
Sales tax	4,277	5,098
Other	13,643	12,074
Workers’ compensation	42,246	36,445
Income tax payable	-	2,495
Current portion of capital lease obligation	205	37
Total current liabilities	113,572	100,202

LONG-TERM LIABILITIES:
Deferred rent	8,021	8,097
Deferred compensation liability	3,081	2,847
Capital lease obligation, net of current portion	726	774
Construction loan	5,044	-
Total long-term liabilities	16,872	11,718

COMMITMENTS AND CONTINGENCIES:	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding-none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,552,150 shares at September 30, 2005 And 69,517,185 shares at December 31, 2004	212,957	212,606
Retained earnings	282,642	275,678
Other comprehensive loss	(40)	-
Total shareholders’ equity	495,559	488,284
Total liabilities and shareholders’ equity	$626,003	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2005 AND 2004
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET SALES:		(As Restated, see Note 2)		(As Restated, see Note 2)
99¢ Only Stores	$235,902	$229,064	$702,250	$674,807
Bargain Wholesale	10,122	9,881	31,083	31,454
Total sales	246,024	238,945	733,333	706,261
COST OF SALES (excluding depreciation and amortization expense shown below)	154,012	147,211	459,276	435,759
Gross profit	92,012	91,734	274,057	270,502
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	83,631	76,232	246,551	221,571
Depreciation and amortization	7,911	7,681	23,413	20,082
Total Selling, General and Administrative Expenses	91,542	83,913	269,964	241,653
Operating income	470	7,821	4,093	28,849
OTHER (INCOME) EXPENSE:
Interest income	(1,306)	(1,266)	(2,870)	(2,749)
Interest expense	15	30	59	91
Other	(23)	-	(3,937)	(4)
Total other (income)	(1,314)	(1,236)	(6,748)	(2,662)
Income before provision for income tax	1,784	9,057	10,841	31,511
Provision for income taxes	655	3,551	3,877	12,338

NET INCOME	$1,129	$5,506	$6,964	$19,173

EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.08	$0.10	$0.27
Diluted	$0.02	$0.08	$0.10	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,552	69,500	69,545	71,001
Diluted	69,733	69,746	69,756	71,429

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2005 AND 2004
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated, See Note 2)
Net income	$6,964	$19,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,413	20,082
Loss on disposal of fixed assets	235	-
Tax benefit from exercise of non qualified employee stock options	46	195
Deferred income taxes	(1,933)	(3,127)
Changes in asset and liabilities associated with operating activities:
Sales of trading securities, net	29,451	50,827
Accounts receivable	157	616
Inventories	4,917	(34,820)
Other assets	(562)	(2,156)
Deposits	182	-
Accounts payable	8,050	26,509
Accrued expenses	1,846	6,824
Accrued workers’ compensation	5,801	7,645
Income taxes	(6,965)	(4,131)
Deferred rent	(76)	(429)
Net cash provided by operating activities	71,526	87,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,205)	(43,466)
Investments in partnerships	-	1,523
Purchases of available for sale securities	(66,730)	-
Sale and maturity of available for sale securities	20,321	-
Net cash used in investing activities	(76,614)	(41,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(143)	(35)
Proceeds from exercise of stock options	305	958
Repurchases of Company stock	-	(38,213)
Proceeds from the consolidation of construction loan	5,044	-
Net cash provided (used in) by financing activities	5,206	(37,290)
NET INCREASE IN CASH	118	7,976
CASH, beginning of period	884	318
CASH, end of period	$1,002	$8,294

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

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable and household products through its retail stores. As of September 30, 2005, the Company operated 225 stores with 159, 36, 19, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable and household products.

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

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of September 30, 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months valued at approximately $3.5 million, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during nine months ended September 30, 2005 and 2004.

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

Self-insured Workers’ Compensation Reserve

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes reserves for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the reserves recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation reserves in its financial reports for December 31, 2004, and September 30, 2005 due to the volatility and unpredictability of its workers’ compensation experience over the past several years. Management has used the benefit of hindsight to estimate appropriate reserves for this report based on actual experience and actuarial analyses as of December 31, 2005.

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

As a result of the above, the Company restated the accompanying consolidated statements of income for the three and nine months ended September 30, 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2004. The following is a summary of the corrections described above (in thousands, except per share data):

	Consolidated Statement of Income
Three months ended September 30, 2004	As Previously Reported	Adjustments	As Restated
Cost of Sales	$147,865	$(654)	$147,211
Gross profit	91,080	654	91,734
Operating expenses	75,356	876	76,232
Depreciation and amortization	9,203	(1,522)	7,681
Total Selling, General and Administrative	84,559	(646)	83,913
Operating income	6,521	1,300	7,821
Income before provision for income tax	7,757	1,300	9,057
Provision for income taxes	3,041	510	3,551
Net Income	$4,716	$790	$5,506

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.01	$0.08
Diluted	$0.07	$0.01	$0.08

	Consolidated Statement of Income
Nine months ended September 30, 2004	As Previously Reported	Adjustments	As Restated
Cost of Sales	$437,681	$(1,922)	$435,759
Gross profit	268,580	1,922	270,502
Operating expenses	219,463	2,108	221,571
Depreciation and amortization	24,524	(4,442)	20,082
Total Selling, General and Administrative	243,987	(2,334)	241,653
Operating income	24,593	4,256	28,849
Other	-	(4)	(4)
Income before provision for income tax	27,251	4,260	31,511
Provision for income taxes	10,670	1,668	12,338
Net Income	$16,581	$2,592	$19,173

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.04	$0.27
Diluted	$0.23	$0.04	$0.27

	Consolidated Statement Of Cash Flows

Nine months ended September 30, 2004	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$36,382	$50,827	$87,209
Net cash used in investing activities	$8,884	$(50,827)	$(41,943)

3.	Comprehensive Income

Comprehensive loss includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$1,129	$5,506	$6,964	$19,173
Unrealized holding losses on marketable securities, net of tax effects	(35)	-	(40)	-
Total comprehensive income	$1,094	$5,506	$6,924	$19,173

4.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method) during the period.

A reconciliation of the basic and diluted weighted average number of shares outstanding during each of the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding - basic	69,552	69,500	69,545	71,001

Dilutive effect of outstanding stock options	181	246	211	428
Weighted average number of common shares outstanding - diluted	69,733	69,746	69,756	71,429

For the three and nine months ended September 30, 2005 and 2004, stock options of 4.3 million and 2.5 million were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.	Stock-Based Compensation

The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123 “Accounting for Stock-Based Compensation,” had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma income and earnings per share amounts as follows for the three and nine months ended September 30, 2005 and 2004, respectively, (amounts in thousands, except for per share data):

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004 (As restated)	2005	2004 (As restated)
Net income, as reported	$1,129	$5,506	$6,964	$19,173

Additional compensation expense	658	2,110	3,658	6,262
Pro forma net income	$471	$3,396	$3,306	$12,911
Earnings per share:
Basic-as reported	$0.02	$0.08	$0.10	$0.27
Basic-pro forma	$0.01	$0.05	$0.05	$0.18
Diluted-as reported	$0.02	$0.08	$0.10	$0.27
Diluted-pro forma	$0.01	$0.05	$0.05	$0.18

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine Months Ended September 30, 2004 and 2005
Risk free interest rate	3.9%
Expected life	5.4 Years
Expected stock price volatility	50%
Expected dividend yield	None

6.	Variable Interest Entities

The Company formed long-term partnerships in two instances for the purpose of acquiring and managing particular store sites, which were in turn leased to the Company. Previously, the Company accounted for these partnerships under the equity method with an initial investment of approximately $3.0 million. In fiscal 2004, these partnerships were consolidated pursuant to the requirements of FIN 46R because the Company is the only partner in these partnerships that has capital at risk and therefore is the primary beneficiary. The balance sheet effect of consolidating these entities at December 31, 2004 and September 30, 2005 is approximately $3.0 million and $2.8 million, respectively. The assets of the partnership consist only of real estate and there is no mortgage debt or other significant liabilities associated with these two entities. The income statement impact of consolidation versus equity accounting is not significant.

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005 and the store opened on December 15, 2005. The Company is the primary party with capital at risk, and therefore at September 30, 2005, the partnership was consolidated pursuant to the requirements of FIN 46R. As of September 30, 2005, this entity had $7.2 million in assets and $5.1 million in liabilities, including a bank construction loan for $5.0 million, which is shown on the Company, September 30, 2005, consolidated balance sheet.

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

Credit Facilities

As of September 30, 2005, the Company recognized a bank construction loan of $5.0 million in a partnership as a result of the consolidation of a variable interest partnership entity. The partnership obtained a construction bank loan with a financial institution to finance the construction of a shopping center. See Note 6 above for further information.

The partnership can draw construction funds as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5%, and matures December 1, 2006, but may be extended for up to 12 months at the partnership’s option. The partnership may, at its option, upon completion of construction and meeting certain terms and conditions, convert the construction loan to an amortizing term loan maturing December 1, 2016. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company is self-insured as for its California workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2004 and September 30, 2005, the Company had established reserves of approximately $36.4 million and $42.2 million, respectively, for estimated California workers’ compensation claims. The Company has limited self-insurance exposure and reserves of $42,000 for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

Compensation Deferral Plan

Effective January 1, 2000, the Company adopted a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings. Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $2.8 million and $3.1 million as of December 31, 2004 and September 30, 2005, respectively.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three and nine months ended September 30, 2005 and 2004 follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2005	2004 (As Restated)	2005	2004 (As Restated)
Retail	$235,902	$229,064	$702,250	$674,807
Wholesale	10,122	9,881	31,083	31,454
Total sales	$246,024	$238,945	$733,333	$706,261

Gross Profit
Retail	$90,009	$89,772	$267,721	$264,259
Wholesale	2,003	1,962	6,336	6,243
Total gross profit	$92,012	$91,734	$274,057	$270,502
Operating expenses	83,631	76,232	246,551	221,571
Depreciation and amortization	7,911	7,681	23,413	20,082
Interest income	(1,306)	(1,266)	(2,870)	(2,749)
Interest expense	15	30	59	91
Other expense (income)	(23)	-	(3,937)	(4)
Income before provision for income tax	$1,784	$9,057	$10,841	$31,511

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

In the third quarter of 2005, the Company hired new executives to strengthen management and continued efforts to improve compliance with the Sarbanes-Oxley Act of 2002. As previously announced, the Company significantly reduced its planned store opening growth rate in 2005 to approximately 5%, to allow the Company to focus on implementing improvements in its systems infrastructure, business processes, and internal controls, to help enable the Company to better support its existing stores and to establish a foundation for future profitable accelerated growth. These improvement efforts will continue throughout 2006. Earnings for the quarter ended September 30, 2005 were down compared to the same period of 2004 in large part due to the underperformance of the Texas stores, increased merchandising costs, increased transportation expenses, the costs of strengthening our infrastructure, and Sarbanes-Oxley related audit and internal control assessment and implementation costs. Earnings were also impacted by slower revenue growth, primarily due to the reduced store opening rate. The Company maintains a strong balance sheet with a large cash and marketable securities position and essentially no debt.

The Company has five ongoing primary objectives. They are to strengthen financial and management controls in order to comply with all aspects of the Sarbanes-Oxley Act, increase store shelf in-stock positions, improve Texas store performance, complete implementation of the warehouse management system in California, and implement a Company-wide core merchandising system.

In line with previous announcements, for 2006 the Company plans to increase its store opening growth rate in existing markets to approximately 10%. This includes two to five Texas stores. In 2007, the Company plans to increase its store opening growth rate to at least 15% and may expand into new metropolitan markets in current and adjacent states. After 2007, the Company currently plans to continue to open stores at a minimum of 15% store opening growth rate as the Company expands into new markets as part of the Company’s long-term strategy to become a premier nationwide deep-discount retailer. In Texas, the Company has made operational improvements and achieved overall positive same-store-sales in the quarter ended September 30, 2005, although the average Texas store sales volume continues to be significantly less than the average non-Texas store. The Company continues to believe that there is potential for continued growth in Texas.

The Company believes that its retail format and strategy continue to be very viable with significant expansion opportunities in the western United States and beyond.

For the three months ended September 30, 2005, the Company had net sales of $246.0 million, operating income of $0.5 million, and net income of $1.1 million. Operating income decreased 94.0% and net income decreased 79.5%, respectively, for the third quarter of 2005 compared to the third quarter of 2004.

For the nine months ended September 30, 2005, the Company had net sales of $733.3 million, operating income of $4.1 million, and net income of $7.0 million. Operating income decreased 85.8% and net income decreased 63.7%, respectively, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 9, 2005.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of sales includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $13.5 million and $14.4 million for the three months ended September 30, 2004 and 2005, respectively. These costs for the nine months ended September 30, 2004 and 2005 totaled $36.0 million and $40.0 million, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET SALES:		(As Restated, see Note 2)		(As Restated, see Note 2)
99¢ Only Stores	95.9%	95.9%	95.8%	95.5%
Bargain Wholesale	4.1	4.1	4.2	4.5
Total sales	100.0	100.0	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	62.6	61.6	62.6	61.7
Gross profit	37.4	38.4	37.4	38.3
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	34.0	31.9	33.6	31.4
Depreciation and amortization	3.2	3.2	3.2	2.8
Total Selling, General and Administrative	37.2	35.1	36.8	34.2
Operating income	0.2	3.3	0.6	4.1
OTHER (INCOME) EXPENSE:
Interest income	(0.5)	(0.5)	(0.4)	(0.4)
Interest expense	0.0	0.0	0.0	0.0
Other	0.0	0.0	(0.5)	0.0
Total other (income)	(0.5)	(0.5)	(0.9)	(0.4)
Income before provision for income tax	0.7	3.8	1.5	4.5

Provision for income taxes	0.2	1.5	0.6	1.8

NET INCOME	0.5%	2.3%	0.9%	2.7%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (as restated)

Net Sales: Net sales increased $7.1 million, or 3.0%, to $246.0 million for the three months ended September 30, 2005 compared to $238.9 million for the three months ended September 30, 2004. Retail sales increased $6.8 million, or 3.0%, to $235.9 million for the three months ended September 30, 2005 compared to $229.1 million for the three months ended September 30, 2004. The effect of eight new stores opened during the nine months of 2005 increased retail sales by $6.3 million and the full quarter effect of 12 new stores opened after the second quarter of 2004 increased sales by $4.0 million for the three months ended September 30, 2005. However, same-store-sales decreased 0.7% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, partly, management believes, due to the effects of higher gasoline prices and operational issues that negatively affected customer store traffic. Bargain Wholesale net sales increased $0.2 million, or 2.4%, to $10.1 million for the three months ended September 30, 2005 compared to $9.9 million for the three months ended September 30, 2004.

Gross Profit: Gross profit increased $0.3 million, or 0.3%, to $92.0 million for the three months ended September 30, 2005 compared to $91.7 million for the three months ended September 30, 2004. As a percentage of net sales, overall gross margin decreased to 37.4% for the three months ended September 30, 2005 compared to 38.4% for the three months ended September 30, 2004. As a percentage of retail sales, retail gross margin decreased to 38.2% for the three months ended September 30, 2005 compared to 39.2% for the three months ended September 30, 2004. The decrease in retail gross margin was due to an increase in spoilage/shrink from 3.3% in the third quarter of 2004 to 3.6% in the third quarter of 2005 and an increase in product cost for retail from 57.1% in the third quarter of 2004 to 58.0% for the third quarter of 2005, primarily due to product cost changes and a shift in the sales mix to more lower margin, primarily grocery items. The Bargain Wholesale margin decreased slightly to 19.8% for the three months ended September 30, 2005 compared to 19.9% for the three months ended September 30, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses: Operating expenses increased by $7.4 million, or 9.7%, to $83.6 million for the three months ended September 30, 2005 compared to $76.2 million for the three months ended September 30, 2004. As a percentage of net sales, operating expenses increased to 34.0% for the three months ended September 30, 2005 from 31.9% for the three months ended September 30, 2004. Operating expenses increased due to higher retail store operating expenses of $4.8 million between the three months ended September 30, 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $2.9 million and an increase in utility costs of $1.2 million, significantly due to the opening of eight new stores in the first nine months of 2005 and the full quarter effect of 12 new stores opened after the second quarter of 2004 and cost increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was also due to an increase in distribution and transportation costs of $0.9 million, primarily as a result of higher fuel costs and increased delivery costs due to additional new store locations. Operating expenses also increased due to an increase in accounting and consulting fees of $1.4 million. However, the increase in operating expenses was partially offset by a decrease in workers’ compensation expenses of $1.3 million, which was primarily driven by stabilization of reserve requirements and improvements in claims handling and accident reporting, and a decrease in legal costs of $0.8 million between the third quarter of 2005 and of 2004 due to lower legal settlements and reduced outside legal fees in the third quarter 2005. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 3.0%, to $7.9 million for the three months ended September 30, 2005 compared to $7.7 million for the three months ended September 30, 2004 as a result of eight new stores opened in 2005, the full quarter effect of 12 new stores opened after the second quarter of 2004, and additions to existing stores and distribution centers.

Operating Income: Operating income decreased $7.4 million, to $0.5 million for the three months ended September 30, 2005 compared to $7.8 million for the three months ended September 30, 2004. Operating income as a percentage of net sales decreased from 3.3% for the three months ended September 30, 2004 to 0.2% for the three months ended September 30, 2005 primarily due to the increases in operating expenses discussed above.

Other Income (Expense): Other income increased slightly by $0.1 million, or 6.3%, to $1.3 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004.

Provision for Income Taxes: The provision for income taxes was $0.7 million for the three months ended September 30, 2005 compared to $3.6 million for the three months ended September 30, 2004. The effective rate of the provision for income taxes was approximately 36.7% and 39.2% for the three months ended September 30, 2005 and 2004, respectively.

Net Income: As a result of the items discussed above, net income decreased $4.4 million, to $1.1 million for the three months ended September 30, 2005 compared to $5.5 million for the three months ended September 30, 2004. Net income as a percentage of net sales was 0.5% and 2.3% for the three months ended September 30, 2005 and 2004, respectively.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004 (as restated)

Net Sales: Net sales increased $27.1 million, or 3.8%, to $733.3 million for the nine months ended September 30, 2005 compared to $706.3 million for the nine months ended September 30, 2004. Retail sales increased $27.4 million, or 4.1%, to $702.3 million for the nine months ended September 30, 2005 compared to $674.8 million for the nine months ended September 30, 2004. The effect of eight new stores opened during the first nine months of 2005 increased retail sales by $13.5 million and the full period effect of 33 new stores opened in 2004 increased sales by $33.8 million for the nine months ended September 30, 2005. However, same-store-sales were down 2.0% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 partly due to severe inclement weather in California, the ending of the Southern California grocery strike in late February 2004, the effects of higher gasoline prices, and other operational issues that negatively affected customer store traffic. Bargain Wholesale net sales decreased $0.4 million, or 1.2%, to $31.1 million for the nine months ended September 30, 2005 compared to $31.5 million for the nine months ended September 30, 2004.

Gross Profit: Gross profit increased $3.6 million, or 1.3%, to $274.1 million for the nine months ended September 30, 2005 compared to $270.5 million for the nine months ended September 30, 2004. As a percentage of net sales, overall gross margin decreased to 37.4% for the nine months ended September 30, 2005 compared to 38.3% for the nine months ended September 30, 2004. As a percentage of retail sales, retail gross margin decreased to 38.1% for the nine months ended September 30, 2005 compared to 39.2% for the nine months ended September 30, 2004. The increase in gross profit dollars was partly due to a decrease in spoilage/shrink from 4.4% for the nine months ended September 30, 2004 to 3.6% for the nine months ended September 30, 2005. This difference is primarily due to the results of physical inventories. However, the increase in gross profit dollars was partially offset by a 0.4% reserve for special markdowns recorded in the nine months ended September 30, 2005 as a result of applying hindsight with respect to new management plans adopted in 2006 to accelerate the movement of certain products that management estimated were on hand on September 30, 2005 in its store inventories. There was also an increase in product cost for retail from 56.2% for the nine months ended September 30, 2004 to 57.8% for the nine months ended September 30, 2005, primarily due to product cost changes and a shift in the sales mix to more grocery items. The Bargain Wholesale margin increased slightly to 20.4% for the nine months ended September 30, 2005 compared to 19.8% for the nine months ended September 30, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses: Operating expenses increased by $25.0 million, or 11.3%, to $246.6 million for the nine months ended September 30, 2005 compared to $221.6 million for the nine months ended September 30, 2004. As a percentage of net sales, operating expenses increased to 33.6% for the nine months ended September 30, 2005 from 31.4% for the nine months ended September 30, 2004. The increase was primarily due to higher retail store operating expenses of $17.2 million between the nine months ended September 30, 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $11.0 million, an increase in utility costs of $3.1 million, and an increase in rent costs of $2.8 million primarily due to the opening of eight new stores in the first nine months of 2005 and the full period effect of 33 new stores opened in 2004 and costs increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was also due to an increase in distribution and transportation costs of $3.9 million, primarily as a result of higher fuel costs and increased delivery costs due to additional new store locations. Operating expenses also increased due to an increase in accounting and consulting fees of $3.7 million. Finally, operating expenses increased due to an increase in workers’ compensation expenses of $0.8 million, which was primarily driven by an increase in the number of claims. However, the increase in operating expenses was partially offset by a decrease in legal costs of $5.2 million between the first nine months of 2005 and 2004 primarily due to lower legal settlements of $2.1 million (as a result of a subsequent class action suit legal settlement described under Item 1 of Part II), in the first nine months ended September 30, 2005 compared to $6.1 (including a $4.7 million legal settlement described under Item 1 of Part II), in the first nine months ended September 30, 2004. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $3.3 million, or 16.6%, to $23.4 million for the nine months ended September 30, 2005 compared to $20.1 million for the nine months ended September 30, 2004 as a result of eight new stores opened in 2005, the full period effect of 33 new stores opened in 2004, and additions to existing stores and distribution centers.  This resulted in an increase as a percentage of sales to 3.2% from 2.8% due to the performance of the new stores in Texas that operated at significantly lower sales per square foot than the existing store base.

Operating Income: Operating income decreased $24.8 million, or 85.8%, to $4.1 million for the nine months ended September 30, 2005 compared to $28.8 million for the nine months ended September 30, 2004. Operating income as a percentage of net sales decreased from 4.1% for the nine months ended September 30, 2004 to 0.6% for the nine months ended September 30, 2005 primarily due to the increases in operating expenses discussed above.

Other Income (Expense): Other income increased $4.1 million to $6.7 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004. The primary reason for the increase in other income was recognition of $4.2 million of compensation for a forced store closure due a local government eminent domain action. Also, interest income earned on the Company’s investments increased from $2.7 million for the nine months ended September 30, 2004 to $2.9 million for the nine months ended September 30, 2005 due to the net effect of valuation losses recognized on certain of its bonds as a result of market interest rate fluctuations and the corresponding decrease in bond values in 2004, which was partially offset by the repurchase of 2.6 million shares of the Company’s common stock for $38.2 million in the second and third quarters of 2004, which reduced the total investment portfolio in 2005.

Provision for Income Taxes: The provision for income taxes was $3.9 million for the nine months ended September 30, 2005 compared to $12.3 million for the nine months ended September 30, 2004. The effective rate of the provision for income taxes was approximately 35.8% and 39.2% for the nine months ended September 30, 2005 and 2004, respectively.

Net Income: As a result of the items discussed above, net income decreased $12.2 million, or 63.7%, to $7.0 million for the nine months ended September 30, 2005 compared to $19.2 million for the nine months ended September 30, 2004. Net income as a percentage of net sales was 0.9% and 2.7% for the nine months ended September 30, 2005 and 2004, respectively.

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

Net cash provided by operations during the first nine months of 2005 and 2004 was $71.5 million and $87.2 million, respectively, consisting primarily of $28.7 million and $36.3 million, respectively, of net income adjusted for non-cash items. The Company provided cash of $13.8 million during the first nine months of 2005 and used cash of $2.6 million during the first nine months of 2004, respectively, in working capital and other activities. Net cash provided in working capital and other activities primarily reflects the increase in accounts payable and workers’ compensation of $8.1 million and $5.8 million and the reduction of inventories in the amount of $4.9 million offset by a decrease of income tax payable in the amounts of $7.0 million in the first nine months of 2005. Net cash used in working capital and other activities primarily reflects the increase in inventories in the amount of $34.8 million offset by the increase in accounts payable, accrued expenses, and workers’ compensation in the amounts of $26.5 million, $6.8 million, and $7.6 million, respectively, in the first nine months of 2004. Finally, proceeds from sales of trading securities, net of purchases were $29.5 and $50.8 million for the first nine months ended September 30, 2005 and 2004, respectively.

Net cash used in investing activities during the first nine months of 2005 and 2004 was $76.6 million and $41.9 million, respectively. In the first nine months of 2005, the Company used $30.2 million for the purchase of property, equipment, and a warehouse in Los Angeles. In addition, the Company purchased $66.7 million and sold $20.3 million of investments in 2005. In the first nine months of 2004, the Company used $43.5 million for the purchase of property and equipment for new 2004 stores.

Net cash provided by financing activities during the first nine months of 2005 was $5.2 million, which is composed primarily of the proceeds of a construction bank loan, (See Note 8). Cash used by financing activities during the first nine months of 2004 was $37.3 million. The Company used $38.2 million for the purchase of 2.6 million shares of its common stock and received $1.0 million from the exercise of non-qualified stock options.

The Company expects to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of September 30, 2005.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$931	$205	$112	$130	$484
Operating lease obligations	156,197	30,419	51,856	35,592	38,330
Deferred compensation liability	3,081	-	-	-	3,081
Construction loan	5,044	-	-	-	5,044

Total	$165,253	$30,624	$51,968	$35,722	$46,939

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2019. Most of the lease agreements contain renewal options and/or provide for rent escalations. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the payment by the Company of property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended September 30, 2005 and 2004 were $8.5 million for both periods, respectively. Rental expense charged to operations for the nine months ended September 30, 2005 and 2004 were $25.9 million and $23.4 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. The large majority of the Company’s leases have multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005 and the store opened on December 15, 2005. As of September 30, 2005, this entity has $7.2 million in assets and $5.1 million in liabilities, including a bank construction loan for $5.0 million, which is shown on the Company September 30, 2005, consolidated balance sheet.

As of December 31, 2003, the Company accounted for two partnerships under the equity method, which the Company consolidated at December 31, 2004 and September 30, 2005 as a result of FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consisted of real estate with a carrying value of approximately $2.8 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004 and September 30, 2005 is approximately $3.0 million and $2.8 million, respectively.

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

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities, although management believes the risk is not material. At September 30, 2005, the Company had $160.3 million in securities maturing at various dates through 2012, with approximately 77.8% maturing within one year. The Company’s investments are comprised primarily of investment grade federal and municipal bonds, commercial paper and corporate securities. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At September 30, 2005, the fair value of investments approximated the carrying value. Based on the investments outstanding at September 30, 2005, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $1.0 million, or 0.6%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended September 30, 2005. Our principal executive officer and principal financial officer supervised and participated in the evaluation. Based on the evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the quarter, due to the material weaknesses in our internal control over financial reporting as identified in our Form 10-K for the year ended December 31, 2004, none of which were fully remediated or corrected during the nine months ended September 30, 2005, our disclosure controls and procedures were not effective in ensuring that information that the Company is required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, nor were they effective in ensuring that such information is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

In 2004, management substantially completed its documentation and evaluation of the design of our internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) treasury, (b) inventory management, (c) fixed assets, (d) revenue, (e) expenditures, (f) human resources/payroll, (g) information technology, and (h) income taxes. However, in 2004 the entity-level controls and certain process-level controls were not tested due to: (i) material weaknesses in the design and operating effectiveness of various processes and controls as identified in our Form 10-K for the year ended December 31, 2004 and (ii) management’s need to focus its available time and resources on remediating the internal control design and operating deficiencies that had been identified.

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

During the quarter ended September 30, 2005, the Company did not complete material sections of documentation or evaluation of the internal control over financial reporting beyond that which had been completed as of December 31, 2004. In addition, during the quarter ended September 30, 2005, the Company does not believe that it fully remediated any of the material weaknesses noted in its report on internal control over financial reporting as filed in its Form 10-K for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, the Company took certain steps that materially affected or are reasonably likely to materially affect our internal control over financial reporting, as described below. The Company believes that these steps improved the effectiveness of our internal control over financial reporting:

Control Environment.

(i)
In the quarter ended September 30, 2005 the Company hired additional qualified accounting personnel in the finance department and retained multiple contract accountants and permanent accounting staff to assist in inventory accounting. In addition, in the quarter ended September 30, 2005 the Information Technology (IT) department has added a significant number of additional personnel.

(ii)
In the quarter ended September 30, 2005, the Company instituted a number of procedures to improve its record retention, including scanning all accounts payable invoices paid by check into a document imaging system, scanning all real estate lease and related documents into a document imaging system, reorganizing its accounts payable filing system, instituting new procedures in human resources to obtain completed personnel files from the field and instituting a new filing and retrieval system for documents related to fixed asset transactions.

(iii)
In the quarter ended September 30, 2005, the Company established additional supervisory review procedures whereby additional financial analysis and account reconciliations and journal entries are reviewed and approved by the appropriate level of qualified personnel. In addition, the Company began its review of the segregation of duties throughout the Company, and segregated certain procedures and processes not previously segregated in order to strengthen internal controls.

Accounting Policies/Financial Operations/Closing and Reporting Processes.

(i)	In the quarter ended September 30, 2005, the Company instituted additional procedures to strengthen its period-end cutoff procedures and related internal controls.

Merchandise Inventory Management.

(i)	In August 2005, the Company engaged an additional experienced consultant to serve as an Inventory Project Manager.

Real Estate/Fixed Assets Management.

(i)	In the quarter ended September 30, 2005, the Company implemented a more comprehensive purchasing, tracking and reporting systems for its real estate and fixed assets.

(ii)	In the quarter ended September 30, 2005, the Company implemented auditable procedures whereby all leases were evaluated, where applicable, as capital or operating leases.

(iii)	In the quarter ended September 30, 2005, the Company implemented an auditable detailed operational procedure manual for accounting for fixed assets.

Management Information Systems and Information Technology.

(i)
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

The Company’s operations are concentrated in California

As of September 30, 2005, all but 66 of our 225 stores were located in California (with 36 stores in Texas, 19 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted.

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

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipment schedules are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. The Company is also in the midst of implementing new warehouse and distribution systems and has experienced problems with the warehousing, distribution and merchandising systems being replaced, as well as with its receiving systems. Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. A fire, earthquake, or other disaster at its warehouses could also hurt our business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt our receiving and shipment of merchandise.

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are of an unknown origin and/or are manufactured or distributed by overseas entities, and some of which are purchased from middlemen as opposed to original manufacturing and supply sources. The closeout nature of many of the products may limit the Company’s opportunity to conduct product testing, label and ingredient analysis and other diligence as to these products. The Company is not listed as an additional insured for certain product and/or by certain product vendors, and general insurance may not provide full coverage in certain instances. This could result in unanticipated future losses from product liability or packaging violation claims.

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

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores. The Company’s short-term and long-term store and warehouse inventory approximated $150.9 million and $155.8 million at September 30, 2005 and December 31, 2004, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, our cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

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

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates. The Company believes that the lease terms on these properties are no less favorable to the Company than they would be for an unrelated party. Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are equivalent to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect our net sales and operating results.

The Company relies heavily on its executive management team and is transitioning to new leadership

David Gold, who served as the Company’s Chief Executive Officer since it commenced operations, retired as CEO effective December 31, 2004. Although he remains Chairman of its Board of Directors, this is nevertheless a substantial change for the Company and its management team. Effective January 1, 2005, Eric Schiffer, formerly the Company’s President, became Chief Executive Officer, and he has established a new and different management style. Jeff Gold, formerly Senior Vice President of Real Estate and Information Systems, has assumed broader duties as President and Chief Operating Officer, and in addition to Real Estate, now also oversees the Company’s retail operations and human resources. In addition, Howard Gold, who for many years had been in charge of the Company’s distribution operations, moved to the newly created position of Executive Vice President of Special Projects. Michael Zelkind, the Company’s Executive Vice President of Supply Chain and Merchandising and formerly a Vice President of Inventory Management and Supply Chain Systems for a division of ConAgra Foods, was hired in late 2004 and is responsible for all supply chain functions including purchasing and distribution as well as the Company’s Bargain Wholesale operation. In November 2005, the Company hired Rob Kautz as its new Chief Financial Officer, responsible for the finance, information technology and strategic planning functions. In addition, the Company has added a number of new officer level positions in the areas of buying, real estate, distribution and merchandise planning and allocation. These changes also will result in a change in management style.

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