Form 10-Q
period 2005-12-31
99 CENTS ONLY STORES
filed 2006-05-31
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005

Or

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11735

99¢ ONLY STORES
(Exact name of registrant as specified in its charter)

California (State or other Jurisdiction of Incorporation or Organization)	95-2411605 (I.R.S. Employer Identification No.)

4000 Union Pacific Avenue, City of Commerce, California (Address of Principal Executive Offices)	90023 (zip code)

Registrant's telephone number, including area code: (323) 980-8145

DECEMBER 31
Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes * No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer *	Accelerated filer ☒	Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes * No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 69,572,801 Shares as of May 15, 2006

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

On December 30, 2005 the Company changed its fiscal year-end from December 31 to March 31 (see “Notes to the Consolidated Financial Statements”). Therefore, this report for the quarter ended December 31, 2005 is for the third quarter of the Company’s fiscal year 2006, which ends March 31, 2006. This report contains three month and nine months statements of operations for the period ended December 31, 2005 and 2004, consolidated statements of cash flows for the nine months ended December 31, 2005 and 2004, and includes balance sheet information for December 31, 2004, March 31, 2005, and December 31, 2005.

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

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	December 31, 2005	March 31, 2005	December 31, 2004
CURRENT ASSETS:	(Unaudited)	(Unaudited)
Cash	$9,169	$2,116	$884
Short-term investments	119,706	99,610	92,645
Accounts receivable, net of allowance for doubtful accounts of $191, $189, and $268 as of December 31, 2005, March 31, 2005, and December 31, 2004, respectively	2,080	4,751	3,463
Income tax receivable	780	-	-
Deferred income taxes	29,579	29,579	28,845
Inventories, net	147,609	133,023	155,836
Other	9,655	5,310	5,946
Total current assets	318,578	274,389	287,619
PROPERTY AND EQUIPMENT, at cost:
Land	58,766	43,154	41,240
Buildings	83,638	70,082	68,833
Building improvements	31,732	31,093	28,587
Leasehold improvements	111,665	108,360	106,482
Fixtures and equipment	78,824	73,780	71,577
Transportation equipment	4,116	3,891	3,847
Construction in progress	7,915	17,213	22,835
Total properties, fixtures and equipment	376,656	347,573	343,401
Accumulated depreciation and amortization	(125,017)	(102,988)	(95,482)
Total net property and equipment	251,639	244,585	247,919

OTHER ASSETS:
Long-term deferred income taxes	4,837	4,777	3,574
Long-term investments in marketable securities	41,047	50,271	50,764
Deposits and other assets	13,510	14,396	10,328
Total other assets	59,394	69,444	64,666
TOTAL ASSETS	$629,611	$588,418	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31, 2005	March 31, 2005	December 31, 2004
CURRENT LIABILITIES:	(Unaudited)	(Unaudited)
Accounts payable	$38,061	$21,917	$39,094
Accrued expenses:
Payroll and payroll-related	7,533	5,862	4,959
Sales tax	5,393	4,306	5,098
Other	15,069	13,651	12,074
Workers’ compensation	44,324	38,358	36,445
Income tax payable	-	2,743	2,495
Current portion of capital lease obligation	96	48	37
Construction loan	5,954	-	-
Total current liabilities	116,430	86,885	100,202

LONG-TERM LIABILITIES:
Deferred rent	7,425	8,465	8,097
Deferred compensation liability	3,268	2,908	2,847
Capital lease obligation, net of current portion	713	752	774
Total long-term liabilities	11,406	12,125	11,718

COMMITMENTS AND CONTINGENCIES:	-	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding-none	-	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,552,150, 69,548,761, and 69,517,185 shares at December 31, 2005, March 31, 2005, and December 31, 2004	212,957	212,938	212,606
Retained earnings	288,915	276,477	275,678
Other comprehensive loss	(97)	(7)	-
Total shareholders’ equity	501,775	489,408	488,284
Total liabilities and shareholders’ equity	$629,611	$588,418	$600,204

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 2005 AND 2004
(Amounts In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
NET SALES:
99¢ Only Stores	$269,311	$255,089	$739,662	$711,084
Bargain Wholesale	9,473	10,823	29,825	31,039
Total sales	278,784	265,912	769,487	742,123
COST OF SALES (excluding depreciation and amortization expense shown below)	172,964	156,816	479,949	454,754
Gross profit	105,820	109,096	289,538	287,369
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses (includes asset impairment of $0.8 million for three and nine months ended December 31, 2005)	89,316	90,692	254,107	241,223
Depreciation and amortization	7,851	8,164	23,488	22,226
Total Selling, General and Administrative Expenses	97,167	98,856	277,595	263,449
Operating income	8,653	10,240	11,943	23,920
OTHER (INCOME) EXPENSE:
Interest income	(1,143)	(577)	(3,396)	(1,699)
Interest expense	14	(28)	44	32
Other	(124)	4	(4,347)	4
Total other (income)	(1,253)	(601)	(7,699)	(1,663)
Income before provision for income tax	9,906	10,841	19,642	25,583

Provision for income taxes	3,633	2,183	7,204	7,956

NET INCOME	$6,273	$8,658	$12,438	$17,627

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.12	$0.18	$0.25
Diluted	$0.09	$0.12	$0.18	$0.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,552	69,507	69,551	70,148
Diluted	69,719	69,778	69,733	71,016

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005 AND 2004
(Amounts in Thousands)
(Unaudited)

	Nine months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,438	$17,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,488	22,226
Loss on disposal of fixed assets (includes asset impairment of $0.8 million for nine months ended December 31, 2005)	938	1,156
Tax benefit from exercise of non qualified employee stock options	6	354
Deferred income taxes	-	(12,094)
Changes in asset and liabilities associated with operating activities:
Sales of trading securities, net	36,041	56,137
Accounts receivable	2,671	(1,279)
Inventories	(14,360)	(39,647)
Other assets	(1,164)	(3,467)

Deposits	169	(69)
Accounts payable	16,144	24,205
Accrued expenses	4,176	2,579
Accrued workers’ compensation	5,966	20,116
Income taxes	(3,523)	(1,760)
Deferred rent	(1,040)	2,510
Net cash provided by operating activities	81,950	88,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,547)	(50,635)
Purchases of investments	(94,724)	-
Sale and maturity of available for sale securities	47,661	-
Net cash used in investing activities	(80,610)	(50,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(254)	(36)
Proceeds from exercise of stock options	13	782
Repurchases of Company stock	-	(38,214)
Proceeds from the consolidation of construction loan	5,954	-
Net cash provided (used in) by financing activities	5,713	(37,468)
NET INCREASE IN CASH	7,053	491
CASH, beginning of period	2,116	393
CASH, end of period	$9,169	$884

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

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable and household products through its retail stores. As of December 31, 2005, the Company operated 229 stores with 162, 36, 20, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable and household products.

Change in Fiscal Year

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The Board believes this is in the best interests of the Company’s shareholders, because it believes this change will separate year-end procedures such as physical inventories from the Christmas holiday season, help to enhance operational focus on holiday period execution and reduce fiscal year end costs associated with accounting and audit procedures. With new auditors recently engaged, the Company believes this was an appropriate time to make this beneficial transition, which will also allow additional time to perform Sarbanes-Oxley Section 404 assessment, remediation and audit procedures.

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

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of December 31, 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.4 million, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during the nine months ended 2004. However, during the three months ended December 31, 2005, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.

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

Self-insured Workers’ Compensation Reserve

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes reserves for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the reserves recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation reserves in its financial reports for December 31, 2004, March 31, 2005, and December 31, 2005 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

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

2.	Total Comprehensive Income

Total comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income (loss) as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of total comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income	$6,273	$8,658	$12,438	$17,627
Unrealized holding losses on marketable securities, net of tax effects	(57)	-	(90)	-
Total comprehensive income	$6,216	$8,658	$12,348	$17,627

3.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method) during the period.

A reconciliation of the basic and diluted weighted average number of shares outstanding during each of the three and nine months ended December 31, 2005 and 2004 follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2005	2004	2005	2004

Weighted average number of common shares outstanding - basic	69,552	69,507	69,551	70,148

Dilutive effect of outstanding stock options	167	271	182	868
Weighted average number of common shares outstanding - diluted	69,719	69,778	69,733	71,016

For the three and nine months ended December 31, 2005 and 2004, stock options of 4.1 million and 4.3 million were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

4.	Stock-Based Compensation

The Company has elected to continue to measure compensation costs associated with its stock option plan under APB 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123 “Accounting for Stock-Based Compensation,” had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows for the three and nine months ended December 31, 2005 and 2004, respectively, (amounts in thousands, except for per share data):

	Three Months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income, as reported	$6,273	$8,658	$12,438	$17,627

Additional compensation expense	674	1,741	2,611	5,842
Pro forma net income	$5,599	$6,917	$9,827	$11,785
Earnings per share:
Basic-as reported	$0.09	$0.12	$0.18	$0.25
Basic-pro forma	$0.08	$0.10	$0.14	$0.17
Diluted-as reported	$0.09	$0.12	$0.18	$0.25
Diluted-pro forma	$0.08	$0.10	$0.14	$0.17

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine months ended December 31,
	2005	2004
Risk free interest rate	4.5%	3.9%
Expected life	4.6 Years	5.4 Years
Expected stock price volatility	48.4%	50.0%
Expected dividend yield	None	None

Historically the Company has made annual stock option grants to its officers and employees in May of each year. The Company was unable to issue stock options until its SEC filings were current and therefore will grant stock options to its officers and employees in June 2006 that will cover both the May 2005 and May 2006 periods. The vesting for grants that relate to the May 2005 period will be accelerated by one-third to cover the time that has lapsed since that period.

5.	Variable Interest Entities

The Company formed long-term partnerships in two instances for the purpose of acquiring and managing particular store sites, which were in turn leased to the Company. Previously, the Company accounted for these partnerships under the equity method with an initial investment of approximately $2.8 million. In fiscal 2004, these partnerships were consolidated pursuant to the requirements of FIN 46R because the Company is the only partner in these partnerships that has capital at risk and therefore is the primary beneficiary. The balance sheet effect of consolidating these entities at December 31, 2004 and December 31, 2005 is approximately $3.0 million and $2.8 million, respectively. The assets of the partnership consist only of real estate and there is no mortgage debt or other significant liabilities associated with these two entities. The income statement impact of consolidation versus equity accounting is not significant.

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005 and the store opened on December 15, 2005. The Company is the primary party with capital at risk, and therefore at December 31, 2005, the partnership was consolidated pursuant to the requirements of FIN 46R. As of December 31, 2005, this entity had $8.2 million in assets and $6.1 million in liabilities, including a bank construction loan for $6.0 million, which is shown on the Company’s, December 31, 2005, consolidated balance sheet.

6.	New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements. This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 5).

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1 which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP’s also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP’s is effective for reporting periods beginning after December 15, 2005. The Company continues to assess the potential impact that the adoption of this FSP could have on its financial statements.

7.	Commitments and Contingencies

Credit Facilities

As of December 31, 2005, the Company recognized a bank construction loan of $6.0 million in a partnership as a result of the consolidation of a variable interest partnership entity. The partnership obtained a construction bank loan with a financial institution to finance the construction of a shopping center. See Note 5 above for further information.

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

Workers’ Compensation

The Company is self-insured as for its California workers' compensation claims. The Company provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2004 and December 31, 2005, the Company had established reserves of approximately $36.4 million and $44.3 million, respectively, for estimated California workers’ compensation claims. The Company has limited self-insurance exposure and reserves of $55,000 for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

Compensation Deferral Plan

Effective January 1, 2000, the Company adopted a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings. Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $2.8 million and $3.3 million as of December 31, 2004 and December 31, 2005, respectively.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three and nine months ended December 31, 2005 and 2004 follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues	2005	2004	2005	2004
Retail	$269,311	$255,089	$739,662	$711,084
Wholesale	9,473	10,823	29,825	31,039
Total sales	278,784	265,912	769,487	742,123

Gross Profit
Retail	$103,936	106,921	$283,587	$281,178
Wholesale	1,884	2,175	5,951	6,191
Total gross profit	$105,820	$109,096	$289,538	$287,369

Operating expenses	89,316	90,692	254,107	241,223
Depreciation and amortization	7,851	8,164	23,488	22,226
Interest income	(1,143)	(577)	(3,396)	(1,699)
Interest expense	14	(28)	44	32
Other expense (income)	(124)	4	(4,347)	4
Income before provision for income tax	$9,906	$10,841	$19,642	$25,583

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is a deep-discount retailer of primarily consumable and household general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

In the quarter ended December 31, 2005, the Company hired new executives to strengthen management and continued efforts to improve compliance with the Sarbanes-Oxley Act of 2002. As previously announced, the Company significantly reduced its planned store opening growth rate in 2005 to approximately 5%, to allow the Company to focus on implementing improvements in its systems infrastructure, business processes, and internal controls, to help enable the Company to better support its existing stores and to establish a foundation for future profitable accelerated growth. These improvement efforts will continue throughout 2006. Earnings for the quarter ended December 31, 2005 were down compared to the same period of 2004 due to the increases in costs of sales, higher effective tax rate, and increases in transportation expenses and accounting and consulting fees incurred for the ongoing audit of March 31, 2005 transition period and Sarbanes-Oxley compliance, all of which were partially offset by a decrease in workers’ compensation expenses and other changes. Earnings were also impacted by slower revenue growth, primarily due to the reduced store opening rate. The Company maintains a strong balance sheet with a large cash and marketable securities position and essentially no debt.

The Company has five ongoing primary objectives. They are to strengthen financial and management controls in order to comply with all aspects of the Sarbanes-Oxley Act, increase store shelf in-stock positions, improve Texas store performance, complete implementation of the warehouse management system in California and implement a Company-wide core merchandising system.

In line with previous announcements, for fiscal 2007 the Company plans to increase its store opening growth rate in existing markets to approximately 10%. This includes opening two to five Texas stores. In fiscal 2008, the Company plans to increase its store opening growth rate to at least 15% and may expand into new metropolitan markets in current and adjacent states. After fiscal 2008, the Company currently plans to continue to open stores at a minimum of 15% store opening growth rate as the Company expands into new markets as part of the Company’s long-term strategy to become a premier nationwide deep-discount retailer. In Texas, the Company has made operational improvements and achieved overall positive same-store-sales in the quarter ended December 31, 2005, although the average Texas store sales volume continues to be significantly less than the average non-Texas store. The Company continues to believe that there is potential for continued growth in Texas.

The Company believes that its retail format and strategy continue to be very viable with significant expansion opportunities in the western United States and beyond.

For the three months ended December 31, 2005, the Company had net sales of $278.8 million, operating income of $8.7 million, and net income of $6.3 million. Operating income and net income decreased 15.5% and 27.6%, respectively, for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004.

For the nine months ended December 31, 2005, the Company had net sales of $769.5 million, operating income of $11.9 million, and net income of $12.4 million. Operating income and net income decreased 50.1% and 29.4%, respectively, for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting our estimates and judgments are described in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on September 9, 2005.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of sales includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $12.5 million and $15.0 million for the three months ended December 31, 2004 and 2005, respectively. These costs for the nine months ended December 31, 2004 and 2005 totaled $37.4 million and $42.0 million, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
NET SALES:
99¢ Only Stores	96.6%	95.9%	96.1%	95.8%
Bargain Wholesale	3.4	4.1	3.9	4.2
Total sales	100.0	100.0	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	62.0	59.0	62.4	61.3
Gross profit	38.0	41.0	37.6	38.7
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	32.1	34.0	32.9	32.5
Depreciation and amortization	2.8	3.1	3.1	3.0
Total Selling, General and Administrative	34.9	37.1	36.0	35.5
Operating income	3.1	3.9	1.6	3.2
OTHER (INCOME) EXPENSE:
Interest income	(0.5)	(0.2)	(0.4)	(0.2)
Interest expense	0.0	0.0	0.0	0.0
Other	(0.0)	0.0	(0.6)	0.0
Total other (income)	(0.5)	(0.2)	(1.0)	(0.2)
Income before provision for income tax	3.6	4.1	2.6	3.4

Provision for income taxes	1.3	0.8	1.0	1.0

NET INCOME	2.3%	3.3%	1.6%	2.4%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Sales: Net sales increased $12.9 million, or 4.8%, to $278.8 million for the three months ended December 31, 2005 compared to $265.9 million for the three months ended December 31, 2004. Retail sales increased $14.2 million, or 5.6%, to $269.3 million for the three months ended December 31, 2005 compared to $255.1 million for the three months ended December 31, 2004. The effect of seven new stores opened during the nine months ended December 31, 2005 increased retail sales by $6.1 million and the full quarter effect of three new stores opened after the second quarter ending September 30, 2004 increased sales by $0.8 million for the three months ended December 31, 2005. In addition, same-store-sales increased by 2.5% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, due to the increases in average transaction size in both Texas and non-Texas stores. Bargain Wholesale net sales decreased $1.4 million, or 12.5%, to $9.5 million for the three months ended December 31, 2005 compared to $10.8 million for the three months ended December 31, 2004.

Gross Profit: Gross profit decreased $3.3 million, or 3.0%, to $105.8 million for the three months ended December 31, 2005 compared to $109.1 million for the three months ended December 31, 2004. As a percentage of net sales, overall gross margin decreased to 38.0% for the three months ended December 31, 2005 compared to 41.0% for the three months ended December 31, 2004. As a percentage of retail sales, retail gross margin decreased to 38.6% for the three months ended December 31, 2005 compared to 41.9% for the three months ended December 31, 2004. The decrease in retail gross margin was due to an increase in spoilage/shrink from 2.9% in the quarter ended December 31, 2004 to 3.6% in the same quarter of 2005 as identified by physical inventory counts and an increase in product cost for retail from 55.1% to 56.5% for the same periods, primarily due to product cost changes and a shift in the sales mix to more lower margin, primarily grocery items.  In addition a 0.5% reserve for special markdowns was recorded in the December 31, 2005 quarter as a result of new management plans to accelerate the movement of certain products. The Bargain Wholesale margin decreased slightly to 19.9% for the three months ended December 31, 2005 compared to 20.1% for the three months ended December 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses: Operating expenses decreased by $1.4 million, or 1.5%, to $89.3 million for the three months ended December 31, 2005 compared to $90.7 million for the three months ended December 31, 2004. As a percentage of net sales, operating expenses decreased to 32.1% for the three months ended December 31, 2005 from 34.0% for the three months ended December 31, 2004. Operating expenses decreased due to lower workers’ compensation expenses which decreased by $10.2 million driven by the stabilization of reserve requirements and improvements in claims handling, accident reporting and an unusually large increase in the reserve in the quarter ended December 31, 2004. However, the decrease in operating expenses was partially offset by higher retail store operating expenses of $3.3 million between the three months ended December 31, 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $4.1 million due to the opening of seven new stores during the nine months December 31, 2005, the full quarter effect of three new stores opened after the second quarter ended September 30, 2004 and costs increases in existing stores. The decrease in operating expenses was also partially offset due to an increase in distribution and transportation costs of $2.6 million, primarily as a result of higher fuel costs and increased delivery costs due to additional new store locations. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. Finally, the decrease in operating expenses was partially offset by the increase in accounting and consulting fees of $1.8 million and an asset impairment charge of $0.8 million relating to one underperforming store in Texas. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization: Depreciation and amortization decreased $0.3 million, or 3.8%, to $7.9 million for the three months ended December 31, 2005 compared to $8.2 million for the three months ended December 31, 2004 due to the disposal of certain store fixed assets and fully depreciated assets that was partially offset by an increase in depreciation as a result of seven new stores opened during the nine months ended December 31, 2005, the full quarter effect of three new stores opened after the second quarter ended September 30, 2004, and additions to existing stores and distribution centers.

Operating Income: Operating income decreased $1.6 million, to $8.7 million for the three months ended December 31, 2005 compared to $10.2 million for the three months ended December 31, 2004. Operating income as a percentage of net sales decreased from 3.9% for the three months ended December 31, 2004 to 3.1% for the three months ended December 31, 2005 primarily due to lower gross profit for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Other Income (Expense): Other income increased by $0.7 million, to $1.3 million for the three months ended December 31, 2005 compared to $0.6 million for the three months ended December 31, 2004. The increase in other income was primarily due to an increase in interest income from $0.6 million for the three months ended December 31, 2004 compared to $1.1 million for the three months ended December 31, 2005 as a result of increasing interest rates enhanced by a $17.9 million increase in cash and investments in 2005. However, the increase in interest income was partially offset by the adjustment of certain bond values due to increasing market interest rates during the three months ended December 31, 2005.

Provision for Income Taxes: The provision for income taxes increased to $3.6 million for the three months ended December 31, 2005 compared to $2.2 million for the three months ended December 31, 2004 due to accumulated over-provision for taxes during the first nine months of 2004, and due to the release during this period of provisions no longer required for certain income tax contingencies. The release of the contingency is a discrete item for the quarter ended December 31, 2004 of approximately $1.0 million. Pre-tax income for the year ended December 31, 2004 was lower than the estimates used to record tax provisions during the first nine months of that year, and the true-up of the tax rate for the year and the release of contingencies resulted in an effective tax rate of 20.1% for the quarter ended December 31, 2004 compared to the 36.7% tax provision estimated for the three months ended December 31, 2005. The quarter ended December 31, 2005 is now the third quarter of the Company’s new fiscal year ended March 31, 2006, and did not include any true-up of prior tax provisions.

Net Income: As a result of the items discussed above, net income decreased by $2.4 million, or 27.6%, to $6.3 million for the three months ended December 31, 2005 compared to $8.7 million for the three months ended December 31, 2004. Net income as a percentage of net sales was 2.3% and 3.3% for the three months ended December 31, 2005 and 2004, respectively.

Nine months Ended December 31, 2005 Compared to Nine months Ended December 31, 2004

Net Sales: Net sales increased $27.4 million, or 3.7%, to $769.5 million for the nine months ended December 31, 2005 compared to $742.1 million for the nine months ended December 31, 2004. Retail sales increased $28.6 million, or 4.0%, to $739.7 million for the nine months ended December 31, 2005 compared to $711.1 million for the nine months ended December 31, 2004. The effect of seven new stores opened during the nine months ended December 31, 2005 increased retail sales by $9.0 million and the full period effect of 23 new stores opened during the nine months ended December 31, 2004 increased sales by $17.6 million for the nine months ended December 31, 2005. However, same-store-sales were down 0.2% for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 partly due to operational issues and the effects of higher gasoline prices. Bargain Wholesale net sales decreased $1.2 million, or 3.9%, to $29.8 million for the nine months ended December 31, 2005 compared to $31.0 million for the nine months ended December 31, 2004.

Gross Profit: Gross profit increased $2.2 million, or 0.8%, to $289.5 million for the nine months ended December 31, 2005 compared to $287.4 million for the nine months ended December 31, 2004. As a percentage of net sales, overall gross margin decreased to 37.6% for the nine months ended December 31, 2005 compared to 38.7% for the nine months ended December 31, 2004. As a percentage of retail sales, retail gross margin decreased to 38.3% for the nine months ended December 31, 2005 compared to 39.5% for the nine months ended December 31, 2004. The increase in gross profit dollars was partly due to a decrease in spoilage/shrink from 4.2% for the nine months ended December 31, 2004 to 3.6% for the nine months ended December 31, 2005, as a result of lower shrink recorded based on physical inventories. However, the increase in gross profit dollars was partially offset by a 0.2% reserve for special markdowns recorded in the nine months ended December 31, 2005 in anticipation of management's plan to use price promotions to accelerate the sale of certain products. There was also an increase in product cost for retail from 55.9% for the nine months ended December 31, 2004 to 57.4% for the nine months ended December 31, 2005, primarily due to product cost changes and a shift in the sales mix to more grocery items. The Bargain Wholesale margin increased slightly to 20.0% for the nine months ended December 31, 2005 compared to 19.9% for the nine months ended December 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses: Operating expenses increased by $12.9 million, or 5.3%, to $254.1 million for the nine months ended December 31, 2005 compared to $241.2 million for the nine months ended December 31, 2004. As a percentage of net sales, operating expenses increased to 32.9% for the nine months ended December 31, 2005 from 32.5% for the nine months ended December 31, 2004. The dollar increase was primarily due to higher retail store operating expenses of $13.7 million between the nine months ended December 31, 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $10.6 million and an increase in utility costs of $1.8 million primarily due to the opening of seven new stores during the nine months ended December 31, 2005, the full period effect of 23 new stores opened during the nine months ended December 31, 2004 and costs increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was also due to an increase in distribution and transportation costs of $4.7 million, primarily as a result of higher fuel costs and increased delivery costs due to additional new store locations. Operating expenses also increased due to an increase in accounting and consulting fees of $4.4 million. Finally, the Company recorded an asset impairment charge of $0.8 million relating to one underperforming store in Texas. However, the increase in operating expenses was partially offset by a decrease in workers’ compensation expenses of $12.1 million due to stabilization of reserve requirements and improvements in claims handling and accident reporting, and an unusually large increase in the reserve in the quarter ended December 31, 2004. The increase in operating expenses was also partially offset by a decrease in legal costs of $2.0 million primarily due to reduced outside legal costs in the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $1.3 million, or 5.7%, to $23.5 million for the nine months ended December 31, 2005 compared to $22.2 million for the nine months ended December 31, 2004 as a result of seven new stores opened during the nine months ended December 31, 2005, the full period effect of 23 new stores opened during the nine months ended December 31, 2004, and additions to existing stores and distribution centers. The increase was partially offset due to disposal of certain store fixed assets and fully depreciated assets during the three months ended December 31, 2005.

Operating Income: Operating income decreased $12.0 million, or 50.1%, to $11.9 million for the nine months ended December 31, 2005 compared to $23.9 million for the nine months ended December 31, 2004. Operating income as a percentage of net sales decreased from 3.2% for the nine months ended December 31, 2004 to 1.6% for the nine months ended December 31, 2005 primarily due to the increases in operating expenses discussed above.

Other Income (Expense): Other income increased $6.0 million to $7.7 million for the nine months ended December 31, 2005 compared to $1.7 million for the nine months ended December 31, 2004. The primary reason for the increase in other income was recognition in the 2005 period of $4.2 million of compensation for a forced store closure due a local government eminent domain action. Also, interest income earned on the Company’s investments increased from $1.7 million for the nine months ended December 31, 2004 to $3.4 million for the nine months ended December 31, 2005 as a result of increasing interest rates enhanced by a $17.9 million increase in cash and investments in 2005, and the net effect of market interest rate fluctuations during both periods on interest income and the valuation losses recognized on certain of its bonds in 2004.

Provision for Income Taxes: The provision for income taxes decreased to $7.2 million for the nine months ended December 31, 2005 compared to $8.0 million for the nine months ended December 31, 2004. The lower tax rate in 2004 compared to 2005 is due to the release of provisions no longer required for certain income tax contingencies. The release of the contingency is a discrete item for the quarter ended December 31, 2004 of approximately $1.0 million. Pre-tax income for the year ended December 31, 2004 was lower than the estimates used to record tax provisions during the first nine months of that year, and the true-up of the tax rate for the year and the release of contingencies resulted in an effective tax rate of 31.1% for the nine months ended December 31, 2004 compared to the 36.7% tax provision estimated for the nine months ended December 31, 2005.

Net Income: As a result of the items discussed above, net income decreased by $5.2 million, or 29.4%, to $12.4 million for the nine months ended December 31, 2005 compared to $17.6 million for the nine months ended December 31, 2004. Net income as a percentage of net sales was 1.6% and 2.4% for the nine months ended December 31, 2005 and 2004, respectively.

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

Net cash provided by operations for the nine months ended December 31, 2005 and 2004 was $82.0 million and $88.6 million, respectively, consisting primarily of $36.9 million and $29.3 million, respectively, of net income adjusted for non-cash items. Net cash provided by working capital and other activities for the nine months ended December 31, 2005 and 2004 was $11.1 million and $4.2 million, respectively. Net cash provided by working capital and other activities primarily reflects the increase in accounts payable, workers compensation, and accrued expenses of $16.1 million, $6.0 million, and $4.2 million, respectively, partially offset by an increase in inventories of $14.4 million in the first nine months of fiscal 2005. Net cash provided by working capital and other activities during the nine months ended December 31, 2004, primarily reflects the increase in accounts payable, workers’ compensation, and accrued expenses in the amounts of $24.2 million, $20.1 million, and $2.6 million, respectively, partially offset by the increase in inventories in the amount of $39.6 million. Finally, proceeds from sales of trading securities, net of purchases were $36.0 million and $56.1 million for the nine month ended December 31, 2005 and 2004, respectively.

Net cash used in investing activities for the nine months ended December 31, 2005 and 2004 was $80.6 million and $50.6 million, respectively. During the nine months ended December 31, 2005, the Company used $33.5 million for the purchase of property, equipment and a warehouse in Los Angeles. In addition, the Company purchased $94.7 million and sold $47.7 million of investments in 2005. During the nine months ended December 31, 2004, the Company used $50.6 million for the purchase of property and equipment for new 2004 stores.

Net cash provided by financing activities for the nine months ended December 31, 2005 was $5.7 million, which is composed primarily of the proceeds of a construction bank loan, (See Note 7). Cash used by financing activities during the first nine months of 2004 was $37.5 million. The Company used $38.2 million for the purchase of 2.6 million shares of its common stock and received $0.8 million from the exercise of non-qualified stock options.

The Company expects to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of December 31, 2005.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$809	$96	$113	$132	$468
Operating lease obligations	148,959	29,893	50,481	32,879	35,706
Deferred compensation liability	3,268	-	-	-	3,268
Construction loan	5,954	-	-	-	5,954

Total	$158,990	$29,989	$50,594	$33,011	$45,396

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2019. Most of the lease agreements contain renewal options and/or provide for rent escalations. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the payment by the Company of property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended December 31, 2005 and 2004 were $8.8 million for both periods, respectively. Rental expense charged to operations for the nine months ended December 31, 2005 and 2004 were $26.2 million and $25.1 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. The large majority of the Company’s leases have multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company had an interest in a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed at the end of 2005 and the store opened on December 15, 2005. As of December 31, 2005, this entity has $8.2 million in assets and $6.1 million in liabilities, including a bank construction loan for $6.0 million, which is shown on the Company December 31, 2005, consolidated balance sheet.

As of December 31, 2003, the Company accounted for two partnerships under the equity method, which the Company consolidated at December 31, 2004 and December 31, 2005 as a result of FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consisted of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004 and December 31, 2005 is a reclassification of approximately $3.0 million and $2.8 million, respectively, from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements. This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46R”). The requirements of FIN 46R were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 5).

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1 which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP’s also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP’s is effective for reporting periods beginning after December 15, 2005. The Company continues to assess the potential impact that the adoption of this FSP could have on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities, although management believes the risk is not material. At December 31, 2005, the Company had $160.8 million in securities maturing at various dates through 2008, with approximately 74.5% maturing within one year. The Company’s investments are comprised primarily of investment grade federal and municipal bonds, commercial paper and corporate securities. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At December 31, 2005, the fair value of investments approximated the carrying value. Based on the investments outstanding at December 31, 2005, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.7 million, or 0.9%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the quarter ended December 31, 2005. Our principal executive officer and principal financial officer supervised and participated in the evaluation. Based on the evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of the quarter, due to the material weaknesses in our internal control over financial reporting as identified in our Form 10-K for the year ended December 31, 2004, none of which were fully remediated or corrected during the nine months ended December 31, 2005, our disclosure controls and procedures were not effective in ensuring that information that the Company is required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, nor were they effective in ensuring that such information is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

During the quarter ended December 31, 2005, the Company did not complete material sections of documentation or evaluation of the internal control over financial reporting beyond that which had been completed as of December 31, 2004. In addition, during the quarter ended December 31, 2005, the Company does not believe that it fully remediated any of the material weaknesses noted in its report on internal control over financial reporting as filed in its Form 10-K for the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, the Company took certain steps that materially affected or are reasonably likely to materially affect our internal control over financial reporting, as described below. The Company believes that these steps improved the effectiveness of our internal control over financial reporting:

Control Environment.

(i)	In November 2005, the Company hired an experienced full-time Chief Financial Officer.

(ii)	The Company also hired additional qualified accounting personnel in the finance department.

(iii)	The Company continued and enhanced its segregation of duties efforts.

(iv)	The Company outsourced its internal audit function and specific implementation of the Sarbanes-Oxley related COSO framework to a third party, an experienced supplier of such services.

(v)	During November 2005, the Company hired a Director of Organization Development who began to develop a long-range organization development plan.

(vi)
During 2005 and continuing in the quarter ended December 31, 2005, the Company implemented a strategic planning process and began to develop a departmental budgeting process, both of which enhanced the Company's management awareness of controls and monitoring capabilities.

Accounting Policies/Financial Operations/Closing and Reporting Processes.

(i)	The Company instituted additional procedures to strengthen its period-end cutoff procedures and related internal controls.

(ii)	The Company retained the independent accounting and auditing firm of KPMG, LLP, as its external technical accounting advisor.

(iii)	The Company established period-end closing checklists for all financial close and reporting that are reviewed and approved by the appropriate level of qualified personnel.

(iv)	The Company documented drafts for all relevant accounting polices.

Account Analysis, Account Summaries and Account Reconciliation’s.

(i)
The Company established additional supervisory review procedures whereby additional financial analysis and account reconciliations and journal entries are reviewed and approved by the appropriate level of qualified personnel.

Merchandise Inventory Management.

(i)	In October 2005, the Company implemented the Voice Pick system in its Los Angeles main warehouse, which enables merchandise to be counted more accurately when it is picked.

(ii)	The Company completed physical counts at over 95% of its California stores.

(iii)	The Company instituted a purchase order system requiring formal approved purchase orders for fixed asset acquisitions.

Real Estate/Fixed Assets Management.

(i)	The Company implemented auditable procedures whereby an impairment calculation was performed quarterly for all long-term assets.

Management Information Systems and Information Technology.

(i)	In November 2005, the Company hired an additional experienced, full-time Vice President of Information Technology Operations.

(ii)	The Company made significant investments to upgrade its network and user access to appropriate levels for all departments.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company’s operations are concentrated in California

As of December 31, 2005, all but 67 of our 229 stores were located in California (with 36 stores in Texas, 20 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted.

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

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores. The Company’s short-term and long-term store and warehouse inventory approximated $151.0 million and $155.8 million at December 31, 2005 and December 31, 2004, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, our cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

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

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the quarter ended December 31, which includes the Christmas and Halloween selling seasons. During calendar 2003 and 2004, the Company generated approximately 28.7% and 27.4%, respectively, of its net sales and approximately 26.2% and 26.4%, respectively, of its operating income during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

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