Form 10-K
period 2006-03-31
99 CENTS ONLY STORES
filed 2007-04-02
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2006 was $554,394,779 based on a $11.83 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date.
Common Stock, No Par Value, 69,937,297 Shares as of February 28, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. The potential investors and shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

EXPLANATORY NOTE REGARDING DATE OF FILING AND SUBSEQUENT EVENT ANALYSIS

The consolidated financial statements as of and for the period ended March 31, 2006, including footnote disclosures, are reflective of the ultimate resolution of various uncertainties and contingent matters which existed as of March 31, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to March 31, 2006 through the issuance date of these consolidated financial statements.

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

On December 30, 2005 the Company changed its fiscal year-end from December 31 to March 31 (see “Notes to Consolidated Financial Statements”). Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of or for the year ended March 31, 2006 and any reference to “2004” and “2003” or “fiscal 2004”and “fiscal 2003” relate to as of or for the years ended December 31, 2004 and 2003, respectively. References to fiscal 2007 refer to the period from April 1, 2006 to March 31, 2007. The transition period, January 1 to March 31, 2005, is referred to as the “transition period”.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is a deep-discount retailer of consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of closeout merchandise. As of March 31, 2006, the Company operated 232 retail stores with 164 in California, 36 in Texas, 21 in Arizona, and 11 in Nevada. These stores averaged approximately 22,200 gross square feet. In fiscal 2006, the Company’s stores open for the full year generated average net sales per estimated saleable square foot of $250, which the Company believes is among the highest in the deep discount retail industry, and average net sales per store of $4.3 million, which the Company believes is the highest among all dollar store chains. The Company entered the Texas market in June 2003. In fiscal 2006, 186 non-Texas stores open for the full year averaged net sales of $4.7 million per store and $283 per estimated saleable square foot and the 36 Texas stores open for the full year averaged net sales of $2.3 million per store and $111 per estimated saleable square foot.

The Company competes in the deep-discount retail industry, which it believes is one of the fastest growing retail sectors in the United States. The Company opened its first 99¢ Only Stores in 1982 and believes that it operates the nation’s oldest existing single-price-point general merchandise chain. From January 1, 2005 through March 31, 2006 (which includes the transition period and fiscal 2006), the Company opened 15 new stores, including three in Texas, relocated one smaller California store and closed one store due to eminent domain. In fiscal 2006, the Company slowed its planned new store growth rate to focus on the improvement of its systems infrastructure, business processes, and internal controls to better enable the Company to support its existing stores and establish a foundation for accelerated growth. For fiscal 2007 the Company expanded its store base, opening 19 stores. Of the store openings, five stores are located in the Company’s Texas markets. Starting in fiscal 2008, the Company plans to increase its store opening rate by expanding in existing markets and new markets to be served primarily by its existing distribution centers as the first step in the Company’s long-term plan to become a premier nationwide deep-discount retailer.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses. Bargain Wholesale represented 3.8% of the Company’s total sales in fiscal 2006.

Change in Fiscal Year End

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The Board determined this was in the best interests of the Company’s shareholders, because this change separates year-end procedures such as physical inventories from the Christmas holiday season, helps to enhance operational focus on holiday period execution and reduces fiscal year end costs associated with accounting and audit procedures. With new auditors recently engaged at the time of this change, the Company believes this was an appropriate time to make this beneficial transition, which also allowed additional time to perform Sarbanes-Oxley Section 404 assessment, remediation and audit procedures for the period covered in this report.

Industry

The Company participates primarily in the deep-discount retail industry with its 99¢ Only Stores. Deep-discount retail is distinguished from other retail formats in that substantial portions of purchases are acquired at prices substantially below original wholesale cost through closeouts, manufacturer overruns, and other special-situation merchandise transactions. As a result, a substantial portion of the product mix is comprised of a frequently changing selection of specific brands and products. Special-situation merchandise is complemented by re-orderable merchandise which is also often purchased below normal wholesale prices. Deep-discount retail is also distinguished by offering this merchandise to customers at prices significantly below typical retail prices.

The Company considers closeout merchandise as any item that is not generally re-orderable on a regular basis. Closeout or special-situation merchandise becomes available for a variety of reasons, including a manufacturer’s over-production, discontinuance due to a change in style, color, size, formulation or packaging, changes in nutritional label guidelines, the inability to move merchandise effectively through regular channels, reduction of excess seasonal inventory, discontinuation of test-marketed items, products close to their “best when used by” date, and the financial needs of the supplier.

Most deep-discount retailers also sell merchandise that can be purchased from a manufacturer or wholesaler on a regular basis. Although this merchandise can often be purchased at less than normal wholesale and sold below normal retail, the discount, if any, is generally less than with closeout merchandise. Deep-discount retailers sell regularly available merchandise to provide a degree of consistency in their product offerings and to establish themselves as a reliable source of basic goods.

The Company also sells wholesale merchandise, which is generally obtained through the same or shared opportunistic purchases of the retail operations and sold through its Bargain Wholesale division. The Company maintains showrooms at the Company’s main distribution facility in California and at the Company’s distribution facility outside Houston, Texas. Additionally, the Company has a showroom located in Chicago. Advertising of wholesale merchandise is conducted primarily at trade shows and by catalog mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, distributors, and wholesalers.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the sales order. Wholesale sales are generally recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility.

Business Mission and Strategy

The Company’s mission is to provide a primary shopping destination for price-sensitive consumers and a fun treasure-hunt shopping experience for other value conscious consumers for food and other basic household items. The Company’s core strategy is to offer only good to excellent values on a wide selection of quality food and basic household items with a focus on name brands and an exciting assortment of surprises, all for 99¢ or less, in attractively merchandised, clean and convenient stores. The Company’s strategies to achieve its mission include the following:

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99¢ or less. During fiscal 2006, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment. The Company carries name-brand merchandise, off-brands and its own private-label items. The Company believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.

Fun Treasure-Hunt Shopping Experience. The Company’s practices of buying closeouts and other opportunistic purchases and selling them for 99¢ or less, typically dramatically below retail prices, helps to create a sense of fun and excitement. The constantly changing selection of these special extreme values, often in limited quantities, helps to create a sense of urgency when shopping, increase shopping frequency and to generate customer goodwill, loyalty and great awareness via word-of-mouth.

 Attractively Merchandised and Well-Maintained Stores. The Company strives to provide its customers an exciting shopping experience in customer-service-friendly stores that are attractively merchandised, brightly lit and well maintained. The Company’s stores are laid out with items in the same category grouped together. The shelves are generally restocked throughout the day. The Company believes that offering merchandise in an attractive, convenient and familiar environment creates a store that is appealing to a wide demographic of customers.

Strong Long-Term Supplier Relationships. The Company believes that it has developed a reputation as a leading purchaser of name-brand, re-orderable, and closeout merchandise at discounted prices. A number of consistent behaviors have contributed to building the Company’s reputation, including its willingness and consistent practice over many years to take on large volume purchases and take possession of merchandise immediately, its ability to pay cash or accept abbreviated credit terms, its commitment to honor all issued purchase orders, and its willingness to purchase goods close to a target season or out of season. The Company’s experienced buying staff, with the ability to make immediate buying decisions, also enhances its strong supplier relationships. The Company believes its relationships with suppliers are further enhanced by its ability to minimize channel conflict for the manufacturer. Additionally, the Company believes it has well-maintained, attractively merchandised stores that have contributed to a reputation among suppliers for protecting their brand image.

Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company’s retail operations by allowing the Company to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental operating expense. The Bargain Wholesale division sells to local, regional, national, and international accounts. The Company maintains showrooms in Los Angeles, where it is based, as well as Houston, and Chicago.

Savvy Purchasing. The Company purchases merchandise at substantially discounted prices as a result of its buyers’ knowledge and experience in their respective categories, its negotiating ability, and its established reputation among its suppliers. The Company applies its aggressive negotiating approach to its purchasing of corporate supplies, construction, and services and strives to maintain a lean operating environment to reinforce its negotiating posture with suppliers.

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of March 31, 2006, the Company’s 232 existing 99¢ Only Stores average approximately 22,200 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store. While this strategy was designed to increase revenues and operating income, it has had a negative impact on comparable store net sales as some customers migrated from the existing store to the larger new store. The Company believes that this strategy had a negative impact on its historical comparable sales growth during the 2004 to fiscal 2005 period.

Experienced Management Team and Depth of Employee Incentive Compensation. 99¢ Only Stores’ management team has many years of retail experience. The Company’s management believes that employee ownership of the Company has historically helped build employee pride in its stores. Historically, almost all active hourly employees with six months tenure and all members of management and the Board of Directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold) were eligible for an annual grant of stock options. As of March 31, 2006, the Company’s employees held options to purchase an aggregate of 4,532,000 shares of Common Stock, or 6.5% of the outstanding shares of Common Stock. With recent changes in accounting pronouncements affecting the financial reporting of stock options, management has determined not to grant stock options to all employees and will evaluate additional or alternative methods for maintaining employee loyalty in the future.

Growth Strategy

The Company’s long-term growth plan is to become a premier nationwide deep-discount retailer. Management believes that growth, as of the date of this report, will primarily result from new store openings in its existing markets that include California, Texas, Arizona and Nevada.

Growth in Existing Markets. By continuing to develop new stores in its current markets, the Company believes it can leverage its brand awareness in these regions and take advantage of its existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies. This focus on growth through existing distribution facilities will help management to focus on implementing scaleable systems.

Refined Store Size for Expansion in Texas. The Company opened its first Texas stores in June 2003. Its 741,000 square foot Houston-area distribution center facility, acquired in early 2003 for $23 million in cash, came with warehouse racking, including an automated pick-to-belt conveyor system, and refrigerated and frozen storage space. The Company installed the “High Jump” warehouse management system in this facility. As of March 31, 2006, the Company had opened a total of 25 stores in the Houston area and 11 in the Dallas Fort Worth Metroplex. The Texas stores average 20,425 saleable square feet and 26,397 gross square feet, which is larger than the Company average of 17,414 saleable square feet and 22,204 gross square feet for 2006. In fiscal 2007, the Company opened five stores in its Texas markets which are smaller than the average of the existing Texas stores and more aligned with the density and unit volumes experienced in this market. The Company currently believes that there is potential for additional growth in Texas.

Long Term Geographic Expansion. The Company’s long term plan is to become a nationwide retailer by opening clusters of stores in densely populated geographic regions across the country. The Company believes that its strategy of consistently offering a broad selection of name-brand consumables at value pricing in a convenient store format is portable to other densely populated areas of the United States. In 1999, the Company opened its first 99¢ Only Stores location outside the state of California in Las Vegas, Nevada; Arizona followed in 2001 and Texas in 2003.

Real Estate Acquisitions. The Company considers both real estate lease and purchase opportunities and may consider for future expansion the acquisitions of a chain, or chains, of retail stores in existing markets or other regions, primarily for the purpose of acquiring favorable locations in line with its expansion plans.

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, generally at a significant discount from standard retail prices. All merchandise sold in the Company’s 99¢ Only Stores sells for 99¢ per item or two or more items for 99¢, except in its Texas stores where items can sell from 9¢ up to 99¢, as long as the price ends in a 9.

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square foot):

	Year Ended December 31,					Year ended March 31,
	2001	2002	2003	2004		2006

Net retail sales	$522,019	$663,983	$816,348	$929,896		$984,293
Annual net sales growth rate	29.8%	27.2%	22.9%	13.9%		5.8%
Store count at beginning of year	98	123	151	189		219(b	)
New stores	26	28	38	33		15
Stores closed	1	-	-	3 (a	)	2(c	)
Total store count at year-end	123	151	189	219		232
Average net sales per store open the full year (d)	$4,647	$4,750	$4,957	$4,603(e	)	$4,347(f	)
Estimated store saleable square footage at year-end	1,892,949	2,428,681	3,190,528	3,796,153		4,040,096
Average net sales per estimated saleable square foot (d)	$319	$309	$308	$270(e	)	$250(f	)
Change in comparable net sales(g)	5.9%	3.6%	4.5%	-1.8%		0.3%

(a) Two smaller stores closed due to the presence of larger nearby 99¢ Only Stores and one store closed due to eminent domain.

(b) Store count includes store activity from January 1, 2005 through March 31, 2006 due to the change in fiscal year. The Company operated 223 stores as of March 31, 2005.

(c) One store closed due to relocation and one due to an eminent domain action.

(d) For stores open for the entire fiscal year.

(e) Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store in 2004 and average sales per saleable square foot of $101. All non-Texas stores open for the full year had average sales of $4.8 million per store and $293 of average sales per saleable square foot.

(f) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for 12 months ended March 31, 2006 and average sales per saleable square foot of $111. All non-Texas stores open for the full year had average sales of $4.7 million per store and $283 of average sales per saleable square foot.

(g) Change in comparable store net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company’s stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries private-label consumer products made for the Company. The Company believes that the success of its 99¢ Only Stores concept arises in part from the value inherent in selling consumable items for only 99¢ or less per item or group of items, many of which are name-brands, and most of which typically retail elsewhere from $1.19 to $9.99.

Approximately half of the merchandise purchased by the Company is available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently change, depending upon the availability of closeout and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy for its stores, which first opened in 1982, the Company has been able to obtain sufficient name-brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that the frequent changes in specific name-brands and products found in its stores from one week to the next, encourages impulse and larger volume purchases, results in customers shopping more frequently, and helps to create a sense of urgency, fun and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific value-priced items that may be purchased by a single consumer.

The Company targets value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit card, debit card or EBT (electronic benefit transfers). The Company’s stores currently do not accept checks or manufacturer’s coupons. The Company’s stores are open every day except Christmas, with operating hours designed to meet the needs of families.

Store Size, Layout and Locations. The Company strives to provide stores that are attractively merchandised, brightly lit, well-maintained, “destination” locations. The layout of each of the Company’s stores is customized to the configuration of the individual location. The interior of each store is designed to reflect a generally uniform format, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows visibility throughout the store, customized check-out counters and a distinctive color scheme on its interior and exterior signage, price tags, shopping carts, baskets and shopping bags. The Company emphasizes a strong visual presentation in all key traffic areas of the store. Merchandising displays are maintained throughout the day, changed frequently, and often incorporate seasonal themes. The Company believes that the frequently changing value priced name-brands, convenient and inviting layout, and the lower shelving height, help encourage the typical customer to shop more of the whole store.

Advertising. Advertising expenditures were $3.8 million, $5.6 million and $4.4 million for fiscal 2003, 2004 and 2006 respectively, or 0.4%, 0.6% and 0.4% of net retail sales, respectively. The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy, which it manages without the assistance of an outside agency, emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the sale of nine televisions or iPods and other high value items for 99¢ each, grand openings often attract long lines of customers and receive media coverage.

Purchasing

The Company believes a primary factor contributing to its success is its ability to identify and take advantage of opportunities to purchase merchandise with high customer appeal and interest at prices lower than regular wholesale. The Company purchases most merchandise directly from the manufacturer. Other sources of merchandise include wholesalers, manufacturers’ representatives, importers, barter companies, auctions, professional finders and other retailers. The Company develops new sources of merchandise primarily by attending industry trade shows, advertising, distributing marketing brochures, cold calling, and obtaining referrals.

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5.0% of the Company’s total purchases in fiscal 2006. During fiscal 2006, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2006 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buy decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

The Company’s strong relationships with many manufacturers and distributors, along with its ability to purchase in large volumes, also enable the Company to purchase re-orderable name-brand goods at discounted wholesale prices. The Company focuses its purchases of re-orderable merchandise on a limited number of Stock Keeping Units (“SKU’s”) per product category, which allows the Company to make purchases in large volumes.

The Company develops new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also imports merchandise, especially in product categories such as kitchen items, house-wares, toys, seasonal products, pet-care and hardware which the Company believes are not brand sensitive to consumers.

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

The Company utilizes its internal fleet, outside carriers, and contracted or owner-operated trucks for both outbound shipping and a backhaul program. The Company also receives merchandise shipped by rail to its Commerce, California distribution center which has a railroad spur on the property. The Company uses only common carriers or owner-operators to deliver to stores outside of Southern California including its stores in Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution centers will be able to support its anticipated growth throughout fiscal 2008. However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs, that an opportunistic purchase may not temporarily pressure warehouse capacity, or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise (including some perishable products such as ice cream and bread) to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for timely shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

In fiscal 2006 and during the subsequent period to the date of this report, the Company made significant investments in a variety of infrastructural and process areas. These improvements included upgrades to the data center, networking infrastructure, and Wide Area Network (“WAN”) intended to improve security and reliability of processing. The Company has adopted formal control objectives and has deployed a compliance and self assessment program for key controls in its information systems and technology internal controls framework.

Also during this timeframe, the Company implemented the rollout of Highjump Software’s “Warehouse Advantage” warehouse management system (WMS) in its cold storage facility in Commerce, CA and much of its operations within its primary Commerce distribution center. Each deployment of the Highjump WMS and the associated Voxware voice-picking system moves the Company closer to its goal of real-time detailed inventory control and management.

Additionally, in fiscal 2006 the first application from Business Objects’ data warehouse and business intelligence, a store performance dashboard, was rolled out to the stores for use by store management personnel.

The Company currently operates financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites on an SQL database running on a Windows operating system. Various upgrades and deployments of new functionality are in progress using the Lawson system, primarily intended to streamline financial data gathering and reporting.

The Company also operates a separate IBM UNIX-based inventory control system developed in-house. The Company uses an in-house developed proprietary store ordering system, which utilizes radio frequency hand-held scanning devices in each store. This system is processed using a back office personal computer system at each store.

The Company has begun the implementation of a new Core Merchandising system (CMS) which, in combination with the Highjump WMS, will replace the majority of the functionality of the existing in-house proprietary inventory control and store ordering systems. During fiscal 2007, the Company implemented operational changes using existing systems to improve inventory transaction controls and to prepare for implementation of the CMS.

The Company utilizes an in-house developed Point of Sale (“POS’’) barcode scanning system to record and process retail sales in each of its stores.

Competition

The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of the Company’s Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other deep-discount retailers, for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company’s ability to compete will depend on many factors, including the success of its purchase and resale of such merchandise at lower prices than its competitors. In addition, the Company may face intense competition in the future from new entrants in the deep-discount retail industry that could have an adverse effect on the Company’s business and results of operations.

Employees

At March 31, 2006, the Company had 9,690 employees: 8,849 in its retail operation, 504 in its warehousing and distribution operation, 264 in its corporate offices and 73 in its Bargain Wholesale division. The Company considers relations with its employees to be good. The Company offers certain benefits, including health insurance, vacation benefits, an employee discount purchase plan, holiday premium pay, and a 401(k) plan to most of its employees as well as an executive-deferred compensation plan for certain key management. Additionally, almost all active hourly employees with six months tenure and all members of management and the Board of Directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold) have been eligible for an annual grant of stock options. With recent changes in accounting pronouncements affecting the financial accounting of stock options, management has determined not to distribute stock options to all employees and will evaluate additional or alternative methods for maintaining employee loyalty in the future.

None of the Company’s employees are party to a collective bargaining agreement and none are represented by a labor union.

Trademarks and Service Marks

“99¢ Only Stores,” “Rinso,” and “Halsa” are among the Company’s service marks and trademarks, and are listed on the United States Patent and Trademark Office Principal Register. “Bargain Wholesale” is among the fictitious business names used by the Company. Management believes that the Company’s trademarks, service marks, and fictitious business names are an important but not critical element of the Company’s merchandising strategy. The Company is involved in litigation against certain of those whom it believes are infringing upon its “99¢” family of marks, although the Company believes that simultaneous litigation against all persons everywhere whom the Company believes to be infringing upon these marks is not feasible.

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

Item 1A. Risk Factors

Inflation may affect the Company’s ability to sell merchandise at the 99¢ price point

The Company’s ability to provide quality merchandise for profitable resale within the 99¢ price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its 99¢ price point, which could have a material adverse effect on its business and results of operations. However, the Company can pass price increases on to customers to a degree, such as by selling smaller units for the same price and by selling fewer units for $0.99 in the case of items sold at two or more for $0.99. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company has identified material weaknesses in internal control over financial reporting

The Company received an adverse opinion on the effectiveness of its internal control over financial reporting as of March 31, 2006 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control as of that date related to significant deficiencies in merchandise inventory management and financial reporting. These material weaknesses, if not remediated, create an increased risk of misstatement of the Company’s financial results, which, if material, may require future restatement thereof. A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends largely on its ability to successfully open and operate new stores outside of its traditional core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets that the Company operates in, upgrade its financial and management information systems and controls, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control or are difficult to manage. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, differentiate itself and obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, availability of locally sourced as well as intra-Company distribution of merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, and the level of initial advertising influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a portion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could produce a further decrease in overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores opened in existing and in new markets have in the past and may in the future be less profitable than existing stores in the Company’s core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.

The Company’s operations are concentrated in California; Natural disaster risk in all markets

As of March 31, 2006, all but 68 of our 232 stores were located in California (with 36 stores in Texas, 21 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted. California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws), it is widely believed that it will soon do so again, and it typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.

In addition, the Company historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, tornados, hurricanes, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s properties. Furthermore, although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business or insure other risks which are not normally insured such as acts of war and acts of terrorism.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipments are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network, and new store locations receiving shipments from distribution centers that are increasingly further from the new stores that they serve will increase transportation costs and may create transportation scheduling strains. The very nature of the Company’s closeout business makes it uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases. Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. The Company is also in the process of implementing new warehouse distribution and merchandising systems and has experienced problems with the warehousing, distribution and merchandising systems being replaced. A fire, earthquake, or other disaster at our warehouses could also hurt our business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt our receiving, processing, and shipment of merchandise.

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are of an unknown origin and/or are manufactured or distributed by overseas entities, and some of which are purchased through brokers as opposed to original manufacturing and supply sources. The closeout nature of many of the products may limit the Company’s opportunity to conduct product testing, label and ingredient analysis and other diligence as to these products, including compliance with particular State by State regulations. The Company is not listed as an additional insured for certain products and/or by certain product vendors, and general insurance may not provide full coverage in certain instances. This could result in unanticipated future losses from product liability or packaging violation claims. For example, the Environmental Protection Agency is investigating the Company’s past purchase of a product that it claims was not properly labeled and/or registered, and the California Air Resources Board is investigating product compliance with State pollution regulations, which may result in future action by the agencies, such as the imposition of penalties against the Company.

The Company depends upon its relationships with suppliers and the availability of closeout and special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. This results in a mix of name-brand and other merchandise within the 99¢ price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with the Company business plan and/or historical costs. Further, the Company may not be able to find and purchase merchandise in necessary quantities. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements or pricing commitments with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the deep discount retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair our business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores. The Company’s short-term and long-term store and warehouse inventory approximated $155.8 million, $136.6 million and $143.9 million at December 31, 2004, March 31, 2005 and March 31, 2006, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

The Company faces strong competition

The Company competes in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. It also competes for retail real estate sites. In the future, new companies may also enter the deep-discount retail industry. It is also becoming more common for superstores to sell products competitive with our own. Additionally, the Company currently faces increasing competition for the purchase of quality closeout and other special-situation merchandise, and some of these competitors are entering or may enter the Company’s traditional markets. In addition, as it expands, the Company will enter new markets where its own brand is weaker and established brands are stronger, and where its own brand value may have been diluted by other retailers with similar names appearances and/or business models. Some of the Company’s competitors have substantially greater financial resources and buying power than the Company does, as well as nationwide name-recognition and organization. The Company’s capability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate itself from competitors that do not share the Company’s price and merchandise attributes, yet may appear similar to prospective customers. The Company also faces competition from other retailers with similar names and/or appearances. The Company cannot assure it will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise within the 99¢ price point could be hindered by certain economic factors beyond its control, including but not limited to:

-	inflation and increases in the rate of inflation, both in the United States as well as in other countries in which the products it sells are manufactured or from which parts and materials are sourced;
-	increases in employee health and other benefit costs;
-	increases in minimum and prevailing wage levels, as well as “living wage” pressures;
-	increases in government regulatory compliance costs;
-	decreases in consumer confidence levels;
-	increases in transportation and fuel costs, which affect both the Company, as it ships over longer distances, and its customers and suppliers;
-	increases in unionization efforts, including campaigns at the store and warehouse levels;
-
increases in workers’ compensation costs and self-insured workers’ compensation liabilities due to increased claims costs, as well as frequent political and legislative pressure or judicial rulings easing or rolling back the recent tightening of certain California workers’ compensation provisions.

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. Some of the Company’s inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	uncertainty in dealing with foreign vendors and countries where the rule of law is less established;
-	risk of loss due to overseas transportation;
-	import and customs review can delay delivery of product;
-	changes in import and export regulations; and
-	changes in tariff and freight rates.

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

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis and are in negotiation for renewal. Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are no less favorable to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect our net sales and operating results.

The Company relies heavily on its executive management team and is transitioning to new leadership

David Gold, who served as the Company’s Chief Executive Officer since it commenced operations, retired as CEO effective December 31, 2004. Although he remains Chairman of its Board of Directors, this was nevertheless a substantial change for the Company and its management team. Effective January 1, 2005, Eric Schiffer, formerly the Company’s President, became Chief Executive Officer, and he has established a new and different management style. Jeff Gold, formerly Senior Vice President of Real Estate and Information Systems, assumed broader duties as President and Chief Operating Officer, and in addition to Real Estate, now also oversees the Company’s Retail operations, Logistics and Human Resources functions. In addition, Howard Gold, who for many years had been in charge of the Company’s distribution operations, moved to the newly created position of Executive Vice President of Special Projects and now also oversees our Bargain Wholesale division. In November 2005, the Company hired Robert Kautz as its new Chief Financial Officer, responsible for the Finance, Information Systems and Strategic Planning functions. In addition, the Company has added a number of new officer level positions in the areas of buying, real estate, information technology, finance, store operations, loss prevention, distribution and merchandise planning and allocation. The officers in these positions come from many different companies and this team must be retained to develop a coordinated management style.

These are very significant changes, implemented over a relatively short period of time. These officers and executive officers are largely untested in their new positions, and their success is not assured. The Company also relies on the continued service of other officers and key managers. With the exception of Robert Kautz, the Company has not entered into employment agreements with any of its executive officers. Also, the Company does not maintain key person life insurance on any of its officers. The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or sufficiently retain the necessary number of qualified candidates.

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the quarter ended December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2004 and 2006, the Company generated approximately 27.4% and 27.2%, respectively of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. These factors, some beyond the Company’s control, include the following:

-	the number, size and location of new stores and timing of new store openings;
-	the distance of new stores from existing stores and distribution sources;
-	the level of advertising and pre-opening expenses associated with new stores;
-	the integration of new stores into operations;
-	the general economic health of the deep-discount retail industry;
-	changes in the mix of products sold;
-	increases in fuel, shipping merchandise and energy costs;
-	the ability to successfully manage inventory levels;
-	changes in personnel;
-	the expansion by competitors into geographic markets in which they have not historically had a strong presence;
-	fluctuations in the amount of consumer spending; and
-	the amount and timing of operating costs and capital expenditures relating to the growth of the business and the Company’s ability to uniformly capture such costs.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, but the Company cannot be assured that its policies and training are comprehensive and/or are consistently followed, nor that they will successfully help the Company avoid potential liability or violations of these environmental laws and regulations in the future even if consistently followed.

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of February 28, 2007, an aggregate of 23,206,101, or 33.1%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate widely

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:
-	the depth of the market for common stock;
-	changes in expectations of future financial performance, including financial estimates by securities analysts;
-	variations in operating results;
-	conditions or trends in the industry or industries of any significant vendors or other stakeholders;
-	the conditions of the market generally or the deep-discount or retail industries;
-	additions or departures of key personnel;
-	future sales of common stock;
-	government regulation affecting the business;
-	increased competition;
-	increases in minimum wages;
-	workers’ compensation costs and new laws and regulations;
-	the Company’s ability to control shrink;
-	consolidation of consumer product companies;
-	municipal regulation of “dollar” stores;
-	future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-	other risk factors as disclosed herein.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2006, the Company owned 37 stores and leased 195 of its 232 store locations. Additionally, as of March 31, 2006, the Company owns three parcels of land for potential store sites. The Company has an interest in a variable interest entity that developed a shopping center in La Quinta, California, in which it leases a store that opened in December 2005. The Company also has a 50% interest in another property which includes a leased store site.

The Company’s leases generally provide for a fixed minimum rental, and some leases require additional rental based on a percentage of sales once a minimum sales level has been reached. Management believes that the Company’s stable operating history, excellent credit record, and ability to generate substantial customer traffic give the Company leverage when negotiating lease terms. Certain leases include cash reimbursements from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis and are in negotiation for renewal. The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases, and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are not less favorable to the Company than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company reaches agreement on such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it would be forced to relocate or close the leased store.

Prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements.  The Company was potentially contingently liable for lease payments totaling up to $1.1 million as of March 31, 2006, as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases. As of June 2006 one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold. The Company and the plaintiffs in the two remaining cases have agreed on a tentative settlement of the cases, pursuant to which the Company would be responsible for an aggregate payment of $150,000. This settlement has not yet been reduced to writing or approved by the Court. The Company anticipates full reimbursement of any such settlement payment or other obligation in connection with these cases under the guarantees of David and Sherry Gold. As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005. For further information see Note 8 “Related Party Transactions” under notes to Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

The following table sets forth, as of March 31, 2006, information relating to the calendar year expiration dates of the Company’s current stores leases:

Expiring 2006	Expiring 2007-2009	Expiring 2010-2012	Expiring 2013 and beyond

14(a)	66	76	39

(a)	Includes 13 stores leased on a month-to-month basis.

The large majority of the Company’s store leases were entered into with multiple renewal options of typically five-years per option. Historically, the Company has exercised the large majority of the lease renewal options as they arise, and anticipates continuing to do so for the majority of leases for the foreseeable future.

The Company owns its main warehouse, distribution and executive office facility, located in the City of Commerce, California. The Company purchased an additional warehouse storage space nearly adjacent to its main distribution facility for $9.7 million in July 2005.

The Company owns a warehouse/distribution center in the Houston area to service its Texas operation. See “Growth Strategy - Continued Expansion into Texas.”

The Company also owns a cold storage warehouse/distribution center and leases additional warehouse facilities from time to time located near the City of Commerce, California.

The Company also owns a warehouse in Eagan, Minnesota.

Item 3. Legal Proceedings

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional amount of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. On August 9, 2006, the parties agreed upon a settlement under which the Company would pay Gillette the sum of $540,000 in full settlement of this lawsuit and dispute. The parties subsequently entered into a written settlement agreement and the Company has paid the $540,000 settlement amount to Gillette. This amount had been accrued as of March 31, 2006.

Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. The Company entered into a settlement with the plaintiffs in this matter, and the Court granted final approval of the settlement on March 17, 2006 and entered final judgment. The Company has paid out an aggregate sum of approximately $100,000 in settlement of this action. This sum includes the settlement payments to the named plaintiffs and plaintiffs who have opted into the settlement as well as the payments for costs and fees to plaintiffs’ counsel.

Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company had reserves for this matter at March 31, 2006 of $2.2 million.

Jasmine Minesaki v. 99¢ Only Stores (Los Angeles Superior Court). Plaintiff Jasmine Minesaki filed this action on behalf of herself and her daughter for personal injuries suffered at a facility previously owned by the Company. The Court approved a settlement of this matter in October 2006, pursuant to which the Company's insurance carriers are obligated to satisfy the amounts owed to the plaintiff thereunder, which totaled approximately $35.0 million.

Employment Class Actions.

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks, unlawful deduction of wages, non-payment of wages to employees who quit or were terminated, and similar claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company has reserved $1.5 million at March 31, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court). On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees. The lawsuit alleges non-payment of failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest. The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above. The parties are currently litigating whether this matter and the Vargas action should be coordinated. See the Vargas matter described above for reserves pertaining to this matter and a description of the settlement status.

Environmental Protection Agency. Region IX of the U.S. Environmental Protection Agency (the "EPA") notified the Company on May 4, 2005 that it intended to commence an action seeking civil penalties for an alleged sale of an unregistered pesticide product.  The EPA has not yet filed a complaint in this matter, nor has it made any demands for a specific penalty amount.  The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company's financial condition, results of operations, or overall liquidity.

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

	Price Range
	High	Low
Fiscal Year ended December 31, 2004:
First Quarter	$29.65	$23.43
Second Quarter	24.80	14.10
Third Quarter	15.74	12.17
Fourth Quarter	16.36	13.15

Three months ended March 31, 2005	$16.45	$12.95

Fiscal Year ended March 31, 2006:
First Quarter	$13.32	$10.05
Second Quarter	12.86	9.02
Third Quarter	10.85	9.01
Fourth Quarter	13.62	9.92

Fiscal Year ending March 31, 2007:
First Quarter	$13.32	$10.00
Second Quarter Third Quarter	12.92 12.71	10.04 10.70

As of March 12, 2007, the Company had 418 shareholders of record and approximately 15,282 beneficial holders of its Common Stock.

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

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 5,035,000 are available as of March 31, 2006 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2003, 2004, three months ended March 31, 2005. The Company recognized $0.2 million in option related compensation cost during fiscal 2006 (see Note 10 to Consolidated Financial Statements for detailed discussion). In fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment” and expects to report approximately $5.2 million in option related compensation cost in fiscal 2007. The plan will expire in 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2006 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of our Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,532,000	$19.49	5,035,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,532,000	$19.49	5,035,000

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.
	Year Ended December 31,				Year Ended March 31,
	(Amounts in thousands, except per share and operating data)
Statements of Income Data (f):	2001	2002	2003	2004	2006
Net sales:
99¢ Only Stores	$522,019	$663,983	$816,348	$929,896	$984,293
Bargain Wholesale	56,250	49,959	46,112	42,277	39,296
Total sales	578,269	713,942	862,460	972,173	1,023,589
Cost of sales (excluding depreciation and amortization expense as shown separately below)	350,421	427,356	516,686	592,575	640,140
Gross profit	227,848	286,586	345,774	379,598	383,449
Selling, general and administrative expenses:
Operating expenses	142,358	178,561	235,428	312,263	340,371
Depreciation and amortization	10,096	14,481	19,391	28,246	31,424
Total operating expenses	152,454	193,042	254,819	340,509	371,795
Operating income	75,394	93,544	90,955	39,089	11,654
Other income, net	(5,931)	(4,847)	(4,457)	(3,263)	(5,084)
Income before provision for income taxes	81,325	98,391	95,412	42,352	16,738
Provision for income taxes	32,006	37,659	36,710	14,521	5,316
Net income	$49,319	$60,732	$58,702	$27,831	$11,422
Earnings per common share:
Basic	$0.72	$0.87	$0.82	$0.39	$0.16
Diluted	$0.70	$0.85	$0.81	$0.39	$0.16
Weighted average number of common shares outstanding:
Basic	68,815	69,938	71,348	70,627	69,553
Diluted	70,009	71,181	72,412	71,016	69,737
Company Operating Data:
Sales Growth
99¢ Only Stores	29.8%	27.2%	22.9%	13.9%	5.8%
Bargain Wholesale	12.8%	(11.2)%	(7.7)%	(8.3)%	(7.1)%
Total sales	28.0%	23.5%	20.8%	12.7%	5.3%
Gross margin	39.4%	40.1%	40.1%	39.0%	37.5%
Operating margin	13.0%	13.1%	10.6%	4.0%	1.1%
Net income	8.5%	8.5%	6.8%	2.9%	1.1%

Retail Operating Data (a):
99¢ Only Stores at end of period	123	151	189	219		232
Change in comparable stores net sales (b)	5.9%	3.6%	4.5%	(1.8)%		0.3%
Average net sales per store open the full year	$4,647	$4,750	$4,957	$4,603		$4,347
Average net sales per estimated saleable square foot (c)	$319	$309	$308	$270 (d	)	$250(e	)
Estimated saleable square footage at year end	1,892,949	2,428,681	3,190,528	3,796,153		4,040,096

Balance Sheet Data:
Working capital	$194,302	$215,747	$217,825	$184,778		$201,475
Total assets	$357,517	$450,078	$563,714	$600,204		$628,708
Capital lease obligation, including current portion	$1,677	$1,637	$1,593	$811		$774
Total shareholders’ equity	$322,781	$401,511	$496,954	$488,284		$501,526

(a)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(b)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(c)	Computed based upon estimated total saleable square footage of stores open for the entire period.
(d)
Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store for 2004 and average sales per saleable square foot of $101. All other stores open for the full year had average sales of $4.8 million per store and $293 of average sales per saleable square foot.

(e)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for fiscal 2006 and average sales per saleable square foot of $111. All other stores open for the full year had average sales of $4.7 million per store and $283 of average sales per saleable square foot.

(f)
The financial statements were audited by Arthur Andersen LLP, the Company’s external auditor until 2002, by PriceWaterhouseCoopers for 2003, by Deloitte & Touche LLP for 2004, and by BDO Seidman, LLP for fiscal 2006.

The following table sets forth selected financial data for the transition three months ended March 31, 2005 and comparable three month period ended March 31, 2004 (amounts in thousands, except for per share data):

	(Unaudited) Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Net sales:
99¢ Only Stores	$218,812	$231,899
Bargain Wholesale	11,238	10,731
Total	230,050	242,630
Gross profit	92,229	90,339
Operating income	15,169	803
Net income	$10,204	$799

Earnings per common share:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01
Shares outstanding:
Basic	72,064	69,533
Diluted	72,717	69,787

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

General

In fiscal 2006, 99¢ Only Stores had net sales of $1,023.6 million, operating income of $11.7 million and net income of $11.4 million. Sales increased 5.3% over fiscal 2004 primarily due to the 15 new store openings since the end of fiscal 2004. Operating income and net income decreased 70.2% and 59.0%, respectively, from fiscal 2004. Average sales per store open the full year declined from $4.6 million in fiscal 2004 to $4.3 million, in fiscal 2006. Average net sales per estimated saleable square foot (computed for 99¢ Only Stores open for the full year) declined from $270 per square foot at December 31, 2004 to $250 per square foot at March 31, 2006. This trend reflects the Company’s opening of larger locations for new store development and the under-performance of the Texas stores. Existing stores at March 31, 2006 average approximately 22,204 gross square feet. From January 1, 2003 through March 31, 2006, the Company opened new 99¢ Only Stores that average approximately 24,805 gross square feet. The Company had targeted new store locations between 15,000 and 36,000 gross square feet during this period. In addition to the decline in average store sales and average net sales per estimated saleable square foot, operating income and net income were negatively impacted by certain operating expenses increasing proportionately more than revenues in fiscal 2006, as well as a decline in the gross profit margin.

The rate of annual sales growth has declined each year since 2001. As previously announced, the Company had significantly reduced its planned store opening growth rate in 2005 to approximately five percent to allow the Company to focus on implementing improvements in its systems infrastructure, business processes, and internal controls in order to help the Company to better support its existing stores and to establish a foundation for future profitable growth.

In fiscal 2007 the Company continued to expand its store base with 19 store openings in California, Texas, Nevada and Arizona. In fiscal 2008, the Company intends to increase its store opening growth rate and believes that near term growth in 2007 and 2008 will primarily result from new store openings in its existing territories and increases in same store sales. The Company is now targeting locations between 15,000 and 19,000 gross square feet.

On December 30, 2005 the Company changed its fiscal year-end from December 31 to March 31 (see “Notes to Consolidated Financial Statements”). Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of, or for the year ended, March 31, 2006 and any reference to “2004” and “2003” or “fiscal 2004”and “fiscal 2003” relate to as of, or for the years ended, December 31, 2004 and 2003, respectively. References to “fiscal 2007” refer to a period from April 1, 2006 to March 31, 2007 and “fiscal 2008” refer to a period from April 1, 2007 to March 31, 2008, and so forth.

 Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived asset impairment, legal reserves, self-insurance reserves, leases, and taxes.

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage/scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances such as the amount of obsolete inventory, shrinkage and scrap in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation as well as gross margins. Additions to the inventory obsolescence reserve as a percentage of cost of sales have averaged approximately 0.3% for the fiscal years ended December 31, 2003, December 31, 2004 and March 31, 2006.

Long-lived asset impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. The Company concluded that there were no such events or changes in circumstances during fiscal 2003, 2004 and three months ended March 31, 2005. However, in the third quarter of fiscal 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.

Legal reserves: In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires management’s judgment on the outcome of various issues. Management also relies on outside legal counsel in this process. The ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies”. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability as of December 31, 2003, 2004, March 31, 2005, and March 31, 2006 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Operating leases: The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term. The closing of stores in the future may result in the immediate write-off of associated deferred rent balances, if any.

Tax Valuation Allowances: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company had approximately $32.4 million, $34.4 million and $40.3 million in net deferred tax assets that are net of tax valuation allowances of $4.6 million, $4.7 million and $5.5 million at December 31, 2004, March 31, 2005 and March 31, 2006, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at March 31, 2006 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data”.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving and distribution warehouse costs in its cost of goods sold, which totaled $35.9 million, $48.5 million and $47.4 million as of fiscal 2003, 2004 and 2006, respectively. Purchasing, receiving and distribution warehouse costs totaled $11.1 million and $13.0 million for three months ended March 31, 2004 and 2005, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, and other corporate administrative costs). Selling, general, and administrative expenses also include depreciation and amortization expense.

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases and construction loan.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales:

	Years Ended December 31,				Year Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2003		2004		2006		2004		2005
	(Amounts in thousands)
Net Sales:							(Unaudited)
99¢ Only Stores	$816,348	94.7%	$929,896	95.7%	$984,.293	96.2%	$218,812	95.1%	$231,899	95.6%
Bargain Wholesale	46,112	5.3	42,277	4.3	39,296	3.8	11,238	4.9	10,731	4.4
Total	862,460	100.0	972,173	100.0	1,023,589	100.0	230,050	100.0	242,630	100.0
Cost of sales	516,686	59.9	592,575	61.0	640,140	62.5	137,821	59.9	152,291	62.8
Gross profit	345,774	40.1	379,598	39.0	383,449	37.5	92,229	40.1	90,339	37.2
Selling, general and administrative expenses:
Operating expenses	235,428	27.3	312,263	32.1	340,371	33.3	71,040	30.9	81,760	33.7
Depreciation and amortization	19,391	2.2	28,246	2.9	31,424	3.1	6,020	2.6	7,776	3.2
Total	254,819	29.5	340,509	35.0	371,795	36.4	77,060	33.5	89,536	36.9
Operating income	90,955	10.6	39,089	4.0	11,654	1.1	15,169	6.6	803	0.3
Other income, net	(4,457)	(0.5)	(3,263)	(0.4)	(5,084)	(0.5)	(1,600)	(0.7)	(302)	(0.1)
Income before provision for income taxes	95,412	11.1	42,352	4.4	16,738	1.6	16,769	7.3	1,105	0.4
Provision for income taxes	36,710	4.3	14,521	1.5	5,316	0.5	6,565	2.9	306	0.1
Net income	$58,702	6.8%	$27,831	2.9%	$11,422	1.1%	$10,204	4.4%	$799	0.3%

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended December 31, 2004

Net sales. Total net sales increased $51.4 million, or 5.3%, from $972.2 million in fiscal 2004 to $1,023.6 million in fiscal 2006. 99¢ Only Stores’ net retail sales increased $54.4 million, or 5.8%, from $929.9 million in fiscal 2004 to $984.3 million in fiscal 2006. Bargain Wholesale net sales decreased $3.0 million, or 7.1%, from $42.3 million in fiscal 2004 to $39.3 million in fiscal 2006. The effect of 15 new stores opened since the end of fiscal 2004 increased 99¢ Only Stores net retail sales by $18.5 million and the full year fiscal 2006 effect of 30 net stores opened in fiscal 2004 increased sales by $50.7 million. However, comparable stores net sales for all stores open at least 18 months in fiscal 2004 and 2006 decreased 0.6% in 2006 which management believes was due to operational issues in early to mid-year including lack of execution in the supply chain and shelf in-stock issues as well as the effects of higher gasoline prices. As has been announced, comparable stores net sales have increased in the first, second and third quarters of fiscal 2007. To account for the change in year end that affects the comparable stores sales comparison between fiscal 2006 and fiscal 2004, the Company used stores open at least 18 months instead of 15 months. Since the end of fiscal 2004, the Company added 15 stores and closed two stores; three stores were opened in Texas, three in Arizona and nine in California. At the end of fiscal 2006, the Company had 232 stores compared to 219 as of fiscal 2004. Gross retail square footage at the end of fiscal 2006 and fiscal 2004 was 5.2 million and 4.8 million, respectively. For 99¢ Only Stores open all of fiscal 2006, the average net sales per estimated saleable square foot was $250 and the average annual net sales per store were $4.3 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.7 million per store and $283 per square foot. Texas stores open for a full year averaged net sales of $2.3 million per store and $111 per square foot.

Gross profit. Gross profit increased $3.8 million, or 1.0%, from $379.6 million in fiscal 2004 to $383.4 million in fiscal 2006. The increase in gross profit dollars was due to higher retail net sales. As a percentage of net sales, overall gross margin decreased to 37.5% in fiscal 2006 from 39.0% in fiscal 2004. As a percentage of retail sales, retail gross margin decreased to 38.2% in fiscal 2006 from 39.9% in fiscal 2004. The increase in gross profit dollars was partially offset by a reserve of $1.2 million or 0.2% which was recorded in cost of sales in fiscal 2006 to account for a change in the net realizable value of certain retail sales floor inventory due to strategic changes in management’s plans for certain products. This additional expense increased the reserve which is included in inventory to $2.3 million. There was also an increase in product cost for retail from 56.4% for fiscal 2004 to 57.6% for fiscal 2006, primarily due to product cost changes and a shift in the sales mix to more grocery items. The increase in gross profit dollars was further offset by an increase in spoilage/shrink from 3.5% for fiscal 2004 to 3.7% for fiscal 2006 as a result of higher shrink recorded based on physical inventories. The Bargain Wholesale margin decreased to 19.6% in fiscal 2006 versus 19.9% in fiscal 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased $28.1 million, or 9.0%, from $312.3 million in fiscal 2004 to $340.4 million in 2006. As a percentage of net sales, operating expenses increased to 33.3% for the year ended March 31, 2006 from 32.1% for the year ended December 31, 2004. The increase was primarily due to higher retail store operating expenses of $36.5 million between fiscal 2004 and fiscal 2006, including an increase in retail store labor and benefits costs of $27.2 million and an increase in rent costs of $3.2 million. The increases in labor, benefits, and rent expenses generally reflect the opening of 15 new stores since the end of fiscal 2004, the full year effect of fiscal 2004 store additions and cost increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was due to an increase in transportation costs of $5.3 million, as a result of higher fuel costs and increased delivery costs, due to additional store locations. In addition, there was a $6.8 million increase in accounting and consulting fees associated with various systems initiatives and Sarbanes-Oxley compliance. Finally, the Company recorded an asset impairment charge of $0.8 million relating to one underperforming store in Texas. The increase in operating expenses was partially offset by a decrease in workers’ compensation expenses of $11.4 million due to stabilization of the reserves necessary for claims liability and improvements in claims handling and accident reporting. The increase in operating expenses was also partially offset by a decrease in legal costs of $4.4 million primarily due to reduced outside legal costs stemming from less litigation and settlement payments in fiscal 2006. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and amortization. Depreciation increased $3.2 million, or 11.3%, from $28.2 million in fiscal 2004 to $31.4 million in fiscal 2006 as a result of the net 13 new stores operating since the end of the fiscal 2004, the full year effect of fiscal 2004 store additions, and the purchase of an additional distribution center in July 2005. The increase was partially offset due to the disposal of certain store fixed assets and fully depreciated assets.

Operating income. Operating income decreased $27.4 million, or 70.2%, from $39.1 million in fiscal 2004 to $11.7 million in fiscal 2006. Operating income as a percentage of net sales decreased from 4.0% in fiscal 2004 to 1.1% in fiscal 2006 primarily due to the decrease in the gross margin percentage on sales and increases in operating expenses discussed above. Operating income in 2006 also benefited from a net gain of $4.2 million for a forced store closure due a local government eminent domain action, which is included in selling, general, and administrative expenses.

Other income, net. Other income increased $1.8 million to $5.1 million in fiscal 2006 compared to $3.3 million in fiscal 2004. Interest income earned on the Company’s investments increased from $3.3 million in fiscal 2004 to $5.1 million in fiscal 2006 as a result of increasing interest rates enhanced by a $12.6 million increase in cash and investments since the end of fiscal 2004, and the net effect of market interest rate fluctuations during both periods on interest income. Interest expense related to the capital lease and a consolidated partnership line of credit with a bank was $0.1 million in fiscal 2006. Interest expense related to the capital lease was $0.1 million in fiscal 2004. The Company had no outstanding bank debt during fiscal 2004.

Provision for income taxes. The provision for income taxes in fiscal 2006 was $5.3 million compared to $14.5 million in fiscal 2004. The provision for income taxes had effective combined federal and state income rates of 31.8% and 34.3% in fiscal 2006 and 2004, respectively. The effective combined federal and state tax income rates are less than the statutory rates in each period and were calculated to reflect estimated income tax rates after giving effect for tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $16.4 million, or 59.0%, from $27.8 million in fiscal 2004 to $11.4 million in fiscal 2006. Net income as a percentage of net sales declined from 2.9% in fiscal 2004 to 1.1% in fiscal 2006.

Three Months Ended March 31, 2005 (Audited) Compared to Three Months ended March 31, 2004 (Unaudited)

Net Sales. Net sales increased $12.6 million, or 5.5%, to $242.6 million for the three months ended March 31, 2005 compared to $230.1 million for the three months ended March 31, 2004. Retail sales increased $13.1 million, or 6.0%, to $231.9 million for the three months ended March 31, 2005 compared to $218.8 million for the three months ended March 31, 2004. The effect of five new stores opened in the first three months of calendar 2005 increased retail sales by $3.2 million and the full quarter effect of 33 new stores opened in fiscal 2004 increased sales by $19.0 million for the three months ended March 31, 2005. However, same-store-sales decreased 2.8% for the three months ended March 31, 2005 compared to a slight increase of 0.2% for the three months ended March 31, 2004 primarily due to the extra sales day due to the Leap Year in 2004 and other external factors negatively affecting the three months ended March 31, 2005 same-store-sales which included severe inclement weather in California, the ending of the Southern California grocery strike in late February 2004, and the effects of higher gasoline prices. However, the decrease in same-store-sales was partially offset due to the Easter selling season occurring in the three months ended March 31, 2005 versus in the quarter ended June 30, 2004. Bargain Wholesale net sales decreased $0.5 million, or 4.5%, to $10.7 million for the three months ended March 31, 2005 compared to $11.2 million for the three months ended March 31, 2004.

Gross Profit. Gross profit decreased $1.9 million, or 2.1%, to $90.3 million for the three months ended March 31, 2005 compared to $92.2 million for the three months ended March 31, 2004. As a percentage of net sales, overall gross margin decreased to 37.2% for the three months ended March 31, 2005 compared to 40.1% for the three months ended March 31, 2004. As a percentage of retail sales, retail gross margin decreased to 38.0% for the three months ended March 31, 2005 compared to 41.1% for the three months ended March 31, 2004 in part due to the increase in product cost for retail from 56.0% in the quarter ended March 31, 2004 to 57.4% for the three months ended March 31, 2005 primarily due to product cost changes and a shift in the sales mix to more grocery items. Gross margin also decreased due to an increase in spoilage, scrap, and shrink from 3.1% in the quarter ended March 31, 2004 to 3.6 % in the three months ended March 31, 2005. The Company also recorded additional reserves of 1.1% based on the results of complete physical counts taken at all stores and warehouses subsequent to the end of the quarter and refined estimates with the benefit of hindsight from May 2006 to account for a change in net realizable value of certain retail sales floor inventory due to strategic changes in management plans for certain products. The Bargain Wholesale margin increased slightly to 21.1% for the three months ended March 31, 2005 compared to 19.8% for the three months ended March 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses. Operating expenses increased $10.7 million, or 15.1%, to $81.8 million for the three months ended March 31, 2005 compared to $71.0 million for the three months ended March 31, 2004. As a percentage of net sales, operating expenses increased to 33.7% for the three months ended March 31, 2005 from 30.9% for the three months ended March 31, 2004. The dollar increase was primarily due to higher retail store operating expenses of $6.8 million between the three months ended March 31, 2005 and 2004, primarily as a result of an increase in retail store labor and benefit costs of $4.5 million, an increase in rent costs of $1.9 million due to the opening of five new stores in the three months ended March 31, 2005, the full quarter effect of 33 new stores opened in 2004 and costs increases in existing stores. In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores. The increase in operating expenses was also due to an increase in distribution and transportation costs of $1.9 million, primarily as a result of higher fuel costs and increased delivery costs due to new store locations. Operating expenses also increased by $1.1 million as a result of higher accounting and consulting fees due primarily to Sarbanes-Oxley compliance efforts. Finally, operating expenses increased due to an increase in workers’ compensation expenses of $2.8 million, which was primarily driven by an increase in the number of claims. The increase in operating expenses was partially offset by a decrease in legal costs of $3.3 million between the three months ended March 31 2005, and 2004 primarily due to lower legal settlements of $2.1 million in the three months ended March 31, 2005 compared to $6.1 million (including a $4.7 million legal settlement) in the quarter ended March 31, 2004. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million, or 29.2%, to $7.8 million for the three months ended March 31, 2005 compared to $6.0 million for the three months ended March 31, 2004 as a result of five new stores opened through March 31, 2005, the full quarter effect of 33 new stores opened in 2004, and additions to existing stores and distribution centers. This resulted in an increase as a percentage of sales to 3.2% from 2.6% due to the performance of the new stores in Texas that operated at significantly lower sales per square foot than the existing store base.

Operating Income. Operating income decreased $14.4 million, or 94.7%, to $0.8 million for the three months ended March 31, 2005 compared to $15.2 million for the three months ended March 31, 2004. Operating income as a percentage of net sales decreased from 6.6% for the three months ended March 31, 2004 to 0.3% for the three months ended March 31, 2005 primarily due to the decrease in the gross margin percentage on sales and increases in operating expenses discussed above.

Other Income, net. Other income decreased $1.3 million, or 81.1%, to $0.3 million for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2004. Interest income earned on the Company’s investments decreased $1.0 million, or 62.1% to $0.6 million for the three months ended March 31, 2005 compared to $1.6 million for the three months ended March 31, 2004 due primarily to the valuation losses recognized on certain of its bonds as a result of interest rate fluctuations and the corresponding decrease in bond values in 2005 and due to the repurchase of 2.6 million shares of the Company’s common stock for $38.2 million in the second and third quarters of 2004, which reduced the total investment portfolio in the three months ended March 31, 2005. The Company had no outstanding bank debt during the three months ended March 31, 2005 and 2004.

Provision for Income Taxes. The provision for income taxes was $0.3 million for the three months ended March 31, 2005 compared to $6.6 million for the three months ended March 31, 2004. The effective rate of the provision for income taxes was approximately 27.7% and 39.1% for the three months ended March 31, 2005 and 2004, respectively. The provision rate decreased primarily due to the impact that certain permanent tax differences had on lower pre-tax income for the three months ended March 31, 2005.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales. Total net sales increased $109.7 million, or 12.7%, from $862.5 million in 2003 to $972.2 million in 2004. 99¢ Only Stores’ net retail sales increased $113.5 million, or 13.9%, from $816.3 million in 2003 to $929.9 million in 2004. Bargain Wholesale net sales decreased $3.8 million, or 8.3%, from $46.1 million in 2003 to $42.3 million in 2004. The effect of 33 new stores opened in 2004 increased 99¢ Only Stores net retail sales by $70.9 million and the full year 2004 effect of 38 net stores opened in 2003 increased sales by $67.7 million. However, comparable stores net sales for all stores open at least 15 months in 2003 and 2004 decreased 1.8% in 2004 due to the underperformance of the Texas stores. In 2004, the Company added 33 stores and closed three stores; 16 stores were opened in Texas, five in Arizona, one in Nevada and 11 in California. As of year-end 2004, the Company had 219 stores compared to 189 as of year-end 2003. Gross retail square footage and estimated saleable square footage at the year-end 2004 were 4.8 million and 3.8 million, respectively. For 99¢ Only Stores open all of 2004, the average net sales per estimated saleable square foot was $270 and the average annual net sales per store were $4.6 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.8 million per store and $293 per square foot. Texas stores open for a full year averaged net sales of $2.2 million per store and $101 per square foot.

Gross profit. Gross profit increased $33.8 million, or 9.8%, from $345.8 million in 2003 to $379.6 million in 2004. The increase in gross profit dollars was primarily due to higher retail net sales. As a percentage of net sales, overall gross profit decreased to 39.0% in 2004 from 40.1% in 2003. As a percentage of retail sales, gross profit for retail decreased to 39.9% in 2004 from 41.2% in 2003 in part due to the increase in product cost for retail from 55.5% in 2003 to 56.4% in 2004, and in part due to product mix and increase in spoilage/shrink from 3.0% in 2003 to 3.5% in 2004 (which the Company believes was caused by a variety of factors including an overcapacity situation in its Los Angeles distribution center and spoilage resulting from the initial introduction of its fresh produce offerings). The Bargain Wholesale margin remained relatively constant at 19.9% in 2004 versus 19.8% in 2003. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased $76.8 million, or 32.6%, from $235.4 million in 2003 to $312.3 million in 2004. The increase was primarily due to higher retail store operating expenses of $40.5 million between 2003 and 2004, primarily as a result of an increase in retail store labor costs of $22.6 million and an increase in rent costs of $11.3 million due to the opening of 33 new stores in 2004 and the full year effect of 2003 store additions. The increase in operating expenses was also due to an increase in distribution and transportation costs of $12.6 million, primarily as a result of higher fuel costs, increased delivery costs, and additional handling of product due to added warehousing facilities (which were leased to support our store growth). Operating expenses also increased due to an increase in legal costs of $8.3 million due to payments of $6.2 million for legal settlements and outside legal counsel fees of $2.1 million, primarily as a result of a greater number of personal injury lawsuits, class action lawsuits, and other employee related matters. Operating expenses also increased due to higher accounting and consulting fees of $1.8 million, primarily as a result of Sarbanes Oxley work for 2004. Finally, operating expenses increased due to an increase in workers compensation expenses of $11.2 million, which was primarily driven by an increase in the number of claims and an increase in average costs per claim. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

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

Other income, net. Other income decreased $1.2 million, or 26.8%, from $4.5 million in 2003 to $3.3 million in 2004. The decrease was primarily due to the expiration of a service and lease agreement with a related party in 2003, which eliminated the management fee and rent that the Company earned from the related party of $1.4 million in 2003. Interest income earned on the Company’s investments was $3.3 million in 2004 and $3.1 million in 2003. At December 31, 2004, the Company held $92.6 million in short-term investments and $50.8 million in long-term investments. Interest expense related to the capital lease was $0.1 million in both 2004 and 2003. The Company had no outstanding bank debt during 2004 or 2003.

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

Net cash provided by operating activities in fiscal 2003, 2004 and 2006 was $65.3 million, $94.4 million, and $82.5 million, respectively, consisting primarily of $86.6 million, $45.8 million and $38.5 million of net income, respectively, adjusted for depreciation and other non-cash items. The Company used $7.2 million and $5.8 million in working capital in fiscal 2003 and 2004, respectively. Net cash provided by working capital activities was $6.1 million in fiscal 2006. Net cash used in working capital activities primarily reflects the increases in inventories, net of increases in accounts payable and workers’ compensation for fiscal 2003 and 2004. Net cash provided by working capital activities primarily reflects increases in accounts payable and workers’ compensation partially offset by increases in inventories and a decrease in income tax payable in fiscal 2006. Cash used for growth in inventories was $24.2 million, $48.4 million and $7.2 million in fiscal 2003, 2004 and 2006, respectively. Cash provided by other working capital activities included increases in workers’ compensation of $8.6 million, $20.1 million and $5.9 million in fiscal 2003, 2004, and 2006, respectively. In fiscal 2003, the Company invested $14.4 million in trading securities. In fiscal 2004 and 2006, the Company sold $55.1 million and $36.0 million of its trading securities, respectively.

Net cash used in investing activities during fiscal 2003, 2004 and 2006 was $98.6 million, $57.2 million, and $85.6 million, respectively. In fiscal 2003, 2004, and 2006 the Company used $98.8 million, $57.2 million and $47.6 million for the purchase of property and equipment due to the opening of 38, 33, and 10 new stores during the respective fiscal years and the purchase of a warehouse in Commerce, California for $9.7 million in fiscal 2006. In fiscal 2006, the Company used $135.0 million for the purchase of investments, which was offset by $96.9 million of cash inflow from the sale and maturity of available for sale securities. There was no purchase of investments and sale of available for sale securities in fiscal 2003 and 2004.

Net cash provided by financing activities during 2003 was $25.7 million, which primarily represents the proceeds from the exercise of non-qualified stock options in that fiscal year compared to cash used in financing activities of $36.6 million in 2004. Cash used in financing activities increased significantly in 2004 due to the repurchase of 2.6 million shares of the Company’s common stock (valued at $38.2 million) under its stock repurchase program. Net cash provided by financing activities during 2006 was $6.0 million, which is composed primarily of the proceeds of a consolidated partnership’s construction loan.

The Company estimates that total capital expenditures in fiscal year 2007 will be approximately $55.0 million to $60.0 million and relate principally to property acquisitions and new store openings described in this report. The Company intends to fund its liquidity requirements in fiscal 2007 out of net cash provided by operations, short-term investments, and cash on hand.

Review of Equity Grants and Procedures

The Company’s management also recently conducted a voluntary, self-initiated review of the measurement dates for the Company’s stock option grants accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and SFAS 123(R), “Share-based Payment”, from its initial public offering in 1996 to December 31, 2006. Management found that certain measurement date errors occurred during the period 1996-2004. These errors resulted in adjustments that would have increased non-cash compensation expense in these periods. These non-material adjustments accumulated over eight years to approximately $2.4 million in unrecorded non-cash compensation expense. In addition, the Company recorded $0.2 million of non-cash compensation expense in fiscal 2006 related to the review. The Company evaluated these adjustments using its historical method of evaluating adjustments, the "roll-over" method. The rollover method focuses primarily on the impact of any misstatement, including the reversal of prior-year misstatements, on the current-year consolidated income statement. Under this method, the Company believes that these adjustments are not material to its financial statements in any of the periods to which the adjustments were related, and, therefore, does not believe that it is necessary to amend or revise its historical financial statements.

Management believes that the stock option errors were due to misunderstandings of how to establish the measurement date for accounting purposes and did not involve any intentional wrongdoing. Based on its review, management believes that there was no preferential treatment for officers and directors who participated in these annual grants, because they always received options on the same date and with the same price as other employees, and that although certain officers and directors did receive a benefit from the measurement date errors along with the rest of the employees, this benefit was de minimis in each instance. The Chairman and CEO, and the then President, who oversaw the grant process, did not receive any option grants during this period.

The transition provisions of SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, permits the Company to adjust for the cumulative effect of the uncorrected prior year misstatements that were not material to any prior periods under the Company’s historical income statement approach but that were material under the guidance in SAB 108 through retained earnings at the beginning of fiscal 2006. The Company has, in accordance with the transition provisions of SAB108, recorded a reclassification, within the equity section of the consolidated balance sheet included on this Form 10-K for the fiscal year ending March 31, 2006, of approximately $2.1 million, net of the related tax effect.  See Note 3 to Consolidated Financial Statements for detailed discussion.

The Company is currently evaluating the steps it will take with respect to outstanding options that were affected by these errors and has assessed costs it may incur in connection therewith, including with respect to Internal Revenue Code § 409A, and the Company believes any such costs would be immaterial.  In light of the compensation level of the Company's option recipients the Company does not anticipate incurring any negative tax consequences under Internal Revenue Code § 162(m) in connection with these errors.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of March 31, 2006.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$774	$74	$116	$138	$446
Operating lease obligations	164,998	32,228	55,970	37,198	39,602
Deferred compensation liability	3,513	-	-	-	3,513
Construction loan	6,174	-	6,174	-	-
Interest on Construction Loan	552	509	43	-	-
Total	$176,011	$32,811	$62,303	$37,336	$43,561

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2019. Most of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2003, 2004 and fiscal 2006 was approximately $32.9 million $43.4 million and $45.7 million, respectively. Rental expense charged for three months ended March 31, 2005 was $11.4 million. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties” The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of March 31, 2006, this entity has $8.2 million in assets and $6.2 million in liabilities, including a bank construction loan for $6.2 million, which is shown on the Company’s fiscal 2006 year-end consolidated balance sheet.

The Company had an interest in two partnerships which the Company consolidated at December 31, 2004, March 31, 2005 and March 31, 2006 as a result of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consist of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004, March 31, 2005 and March 31, 2006 is a reclassification of approximately $3.0 million, $2.9 million and $2.8 million, respectively, from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Christmas, Easter, and Halloween seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the quarter ended December 31. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities (see Note 5 to Consolidated Financial Statements). The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 5 to Consolidated Financial Statements). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 at the beginning of fiscal 2007. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005.  The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2007, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted or modified subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis, information and excluding future option grants, the Company has determined that the adoption of SFAS No. 123(R) will reduce our pretax earnings by approximately $5.2 million in fiscal 2007. The Company adopted this pronouncement beginning with its fiscal year which starts April 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 at the beginning of fiscal 2007. The adoption of SFAS No.153 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. The Company adopted FIN 47 for the fiscal year ended March 31, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement beginning with its 2007 fiscal year. The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs if a company had a policy to do so. The Company adopted FSP No. FAS 13-1 in the fourth quarter of 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 on January 1, 2006.  The adoption of this FSP will not impact the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in the fiscal year beginning April 1, 2007. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements and plans to adopt FIN 48 at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 as of April 1, 2005, the beginning of fiscal 2006. See Note 3 to Consolidated Financial Statements for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At March 31, 2006, the Company had $151.9 million in securities maturing at various dates through November 2038, with approximately 77.4% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At March 31, 2006, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 31, 2006 a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.6 million or 0.4%.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
99¢ Only Stores

Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP	39
Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	40
Reports of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	41
Consolidated Balance Sheets as of December 31, 2004, March 31, 2005 and March 31, 2006	42
Consolidated Statements of Income for the years ended December 31, 2003, 2004, three months ended March 31, 2005 and the year ended March 31, 2006	44
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2004, three months ended March 31, 2005 and the year ended March 31, 2006	45
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004, three months ended March 31, 2005 and the year ended March 31, 2006	46
Notes to Consolidated Financial Statements	47
Schedule II - Valuation and Qualifying Accounts	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 31, 2005 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the three months ended March 31, 2005 and for the year ended March 31, 2006. We also have audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2005 and 2006, and the results of its operations and its cash flows for the three months ended March 31, 2005 and for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for three months ended March 31, 2005 and the year ended March 31, 2006.

As discussed in Note 3 to the financial statements, effective April 1, 2005, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 2, 2007

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Los Angeles, California
August 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of 99¢ Only Stores

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of 99¢ Only Stores and its subsidiary for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2004, except for the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K, as to which the date is July 18, 2005.

Report of Independent Registered Public Accounting Firm
On
Financial Statement Schedule

To the Board of Directors of 99¢ Only Stores

Our audit of the consolidated financial statements referred to in our report dated February 27, 2004, except for the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K, as to which the date is July 18, 2005, also included an audit of the financial statement schedule appearing under Item 15(b) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2004

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	December 31, 2004	March 31, 2005	March 31, 2006
CURRENT ASSETS:
Cash	$884	$2,116	$4,958
Short-term investments	92,645	99,610	117,623
Accounts receivable, net of allowance for doubtful accounts of $268, $189 and $137 as of December 31, 2004, March 31, 2005 and March 31, 2006, respectively	3,463	4,751	3,193
Income tax receivable	-	-	8,797
Deferred income taxes	26,206	27,113	30,638
Inventories	155,836	133,023	139,901
Other (including $208 receivable from employee at March 31, 2006)	5,946	5,310	5,426
Total current assets	284,980	271,923	310,536
PROPERTY AND EQUIPMENT, at cost:
Land	41,240	43,154	59,890
Building	68,833	70,082	80,685
Building improvements	28,587	31,093	35,598
Leasehold improvements	106,482	108,360	113,110
Fixtures and equipment	71,577	73,780	80,467
Transportation equipment	3,847	3,891	4,116
Construction in progress	22,835	17,213	18,412
Total property and equipment	343,401	347,573	392,278
Accumulated depreciation and amortization	(95,482)	(102,988)	(132,944)
Total net property and equipment	247,919	244,585	259,334

OTHER ASSETS:
Long-term deferred income taxes	6,213	7,243	9,672
Long-term investments in marketable securities	50,764	50,271	34,270
Deposits and other assets	10,328	14,396	14,896
Total other assets	67,305	71,910	58,838
Total assets	$600,204	$588,418	$628,708

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2004	March 31, 2005	March 31, 2006
CURRENT LIABILITIES:
Accounts payable	$39,094	$21,917	$38,332
Accrued expenses:
Payroll and payroll-related	4,959	5,862	5,960
Sales tax	5,098	4,306	3,981
Other	12,074	13,651	16,489
Workers’ compensation	36,445	38,358	44,225
Income tax payable	2,495	2,743	-
Current portion of capital lease obligation	37	48	74
Total current liabilities	100,202	86,885	109,061

LONG-TERM LIABILITIES:
Deferred rent	8,097	8,465	7,734
Deferred compensation liability	2,847	2,908	3,513
Construction Loan	-	-	6,174
Capital lease obligation, net of current portion	774	752	700
Total long-term liabilities	11,718	12,125	18,121

COMMITMENTS AND CONTINGENCIES: (Notes 8 and 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding - 69,517,185 shares at December 31, 2004, 69,548,761 shares at March 31, 2005 and 69,569,150 shares at March 31, 2006	212,606	212,938	215,702
Retained earnings	275,678	276,477	285,823
Other comprehensive (loss) income	-	(7)	1
Total shareholders’ equity	488,284	489,408	501,526
Total liabilities and shareholders’ equity	$600,204	$588,418	$628,708

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts In Thousands, Except Per Share Data)

	Years Ended December 31,		Year Ended March 31,	Three months Ended March 31,
	2003	2004	2006	2005
NET SALES:
99¢ Only Stores	$816,348	$929,896	$984,293	$231,899
Bargain Wholesale	46,112	42,277	39,296	10,731
Total sales	862,460	972,173	1,023,589	242,630
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	516,686	592,575	640,140	152,291
Gross profit	345,774	379,598	383,449	90,339
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses (includes asset impairment of $0.8 million for the year ended March 31, 2006)	235,428	312,263	340,371	81,760
Depreciation and amortization	19,391	28,246	31,424	7,776
Total Selling, General and Administrative	254,819	340,509	371,795	89,536
Operating income	90,955	39,089	11,654	803
OTHER (INCOME) EXPENSE:
Interest income	(3,105)	(3,326)	(5,059)	(617)
Interest expense	125	63	122	29
Other	(1,477)	-	(147)	286
Total other income, net	(4,457)	(3,263)	(5,084)	(302)
Income before provision for income tax	95,412	42,352	16,738	1,105
Provision for income taxes	36,710	14,521	5,316	306
NET INCOME	$58,702	$27,831	$11,422	$799

EARNINGS PER COMMON SHARE:
Basic	$0.82	$0.39	$0.16	$0.01
Diluted	$0.81	$0.39	$0.16	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	71,348	70,627	69,553	69,533
Diluted	72,412	71,016	69,737	69,787

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEAR ENDED MARCH 31, 2006, THREE MONTHS ENDED MARCH 31, 2005 AND YEARS ENDED DECEMBER 31, 2004 AND 2003
(Amounts in Thousands)

	Common Stock		Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE, December 31, 2002	70,369	$174,152	$-	$227,359	$401,511
Net income	-	-	-	58,702	58,702
Tax benefit from exercise of stock options	-	11,041	-	-	11,041
Proceeds from exercise of stock options	1,664	25,700	-	-	25,700

BALANCE, December 31, 2003	72,033	210,893	-	286,061	496,954
Net income	-	-	-	27,831	27,831
Tax benefit from exercise of stock options	-	40	-	-	40
Repurchase of common stock	(2,594)	-	-	(38,214)	(38,214)
Proceeds from exercise of stock options	78	1,673	-	-	1,673

BALANCE, December 31, 2004	69,517	212,606	-	275,678	488,284
Net income	-	-	-	799	799
Net unrealized investment losses	-	-	(7)	-	(7)
Total comprehensive income					792
Tax benefit from exercise of stock options	-	50	-	-	50
Proceeds from exercise of stock options	32	282	-	-	282

BALANCE, March 31, 2005	69,549	212,938	(7)	276,477	489,408
SAB No. 108 cumulative effect (Note 3)	-	2,445	-	(2,076)	369

BALANCE, April 1, 2005, as adjusted	69,549	215,383	(7)	274,401	489,777
Net Income	-	-	-	11,422	11,422
Net unrealized investment gains	-	-	8	-	8
Total comprehensive income	-	-	8	11,422	11,430
Tax benefit from exercise of stock options	-	57	-	-	57
Proceeds from exercise of stock options	20	89	-	-	89
Stock-based compensation expense	-	173	-	-	173

BALANCE, March 31, 2006	69,569	$215,702	$1	$285,823	$501,526

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years Ended December 31		Year Ended March 31,	Three Months Ended March 31,
	2003	2004	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,702	$27,831	$11,422	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,391	28,246	31,424	7,776
Loss on disposal of fixed assets (includes asset impairment of $0.8 million for the year ended March 31, 2006)	-	1,152	999	151
Tax benefit from exercise of non qualified employee stock options	11,041	40	57	50
Deferred income taxes	(2,503)	(11,502)	(5,589)	(1,932)
Stock-based compensation expense	-	-	173	-
Changes in assets and liabilities associated with operating activities:
(Purchases) sales of short-term investments, net	(14,378)	55,050	36,040	8,885
Accounts receivable	507	(1,218)	1,558	(1,288)
Inventories	(24,233)	(48,427)	(7,232)	19,194
Other assets	(777)	(2,750)	2,474	178
Deposits	(89)	(74)	165	13
Due to shareholders	1,232	-	-	-
Accounts payable	10,956	11,191	16,415	(17,177)
Accrued expenses	2,808	9,168	1,006	1,688
Accrued workers’ compensation	8,594	20,126	5,867	1,913
Income taxes	(7,025)	3,336	(11,540)	248
Deferred rent	1,052	2,229	(731)	368

Net cash provided by operating activities	65,278	94,398	82,508	20,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(98,768)	(57,248)	(47,600)	(4,536)
Purchases of investments	-	-	(134,984)	(15,369)
Sale and maturity of available for sale securities	-	-	96,944	-
Investments in partnerships	166	-	-	-
Net cash used in investing activities	(98,602)	(57,248)	(85,640)	(19,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(44)	(43)	(289)	(11)
Proceeds from exercise of stock options	25,701	1,673	89	282
Repurchases of Company stock	-	(38,214)	-	-
Proceeds from consolidation of construction loan	-	-	6,174	-
Net cash provided by (used in) financing activities	25,657	(36,584)	5,974	271
NET INCREASE (DECREASE) IN CASH	(7,667)	566	2,842	1,232
CASH, beginning of period	7,985	318	2,116	884
CASH, end of period	$318	$884	$4,958	$2,116

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2003 and 2004, Three Months Ended March 31, 2005 and Fiscal Year Ended March 31, 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of March 31, 2006, the Company operated 232 stores with 164, 36, 21, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable products.

Date of Filing and Subsequent Event Analysis

The consolidated financial statements as of and for the period ended March 31, 2006, including footnote disclosures, are reflective of the ultimate resolution of various uncertainties and contingent matters which existed as of March 31, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to March 31, 2006 through the issuance date of these consolidated financial statements.

Change in Fiscal Year

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The Board determined this was in the best interests of the Company’s shareholders because this change separates year-end accounting procedures from the Christmas holiday season, helps to enhance operational focus on holiday period execution and reduces fiscal year end costs associated with accounting and audit procedures. With new auditors engaged at the time of this change, the Company believes this was an appropriate time to make this beneficial transition, which also allowed additional time to perform Sarbanes-Oxley Section 404 assessment, remediation and audit procedures. Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to the year ended March 31, 2006 and any reference to “2004” and “2003” or “fiscal 2004” and “fiscal 2003” relate to the years ended December 31, 2004 and 2003, respectively. References to fiscal 2007 refer to a period from April 1, 2006 to March 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $13.9 million, $19.8 million, and $21.9 million respectively as of the periods ended December 31, 2004, March 31, 2005, and March 31, 2006. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

Investments

The Company’s investments in debt and equity securities are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less. Investment securities are recorded as required by Statement of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

The Company classifies its securities as either available for sale or trading securities when there are readily determinable fair values based on the Company’s investment strategy at the time of acquisition. All securities that were acquired on or before December 31, 2004 were classified as trading securities. Commencing January 1, 2005, management modified its investment practices and securities acquired after this date are classified as available for sale. On December 30, 2005, the Company’s Board of Directors formally approved a change in corporate investment policy and all existing securities were reclassified from trading to available for sale on the next business day, January 2, 2006.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit net of tax effects to other comprehensive income or loss in the Statement of Shareholders’ Equity. A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value. Such an impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

Trading securities are reported at fair value, with any changes in fair value during a period recorded as a charge or credit to net income. Gains or losses realized upon sale of all securities are recognized in other income or expense at the time of sale.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage/scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgment and estimates, such as the amount of obsolete inventory, shrinkage and scrap, in many locations (including various warehouses, store backrooms, and sales floors of all its stores), all of which may impact the ending inventory valuation as well as gross margins.

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of March 31, 2005 and 2006, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.6 million and $4.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Owned buildings & improvements	Lesser of 30 years or the estimated useful life of the improvement
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	3-5 years
Transportation equipment	3-5 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during fiscal 2003, 2004 and three months ended March 31, 2005. However, during the third quarter of fiscal year 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas. Fair value, calculated by discounting an estimate of the store’s projected future operating cash flows, was determined to be zero and all of the store’s leasehold improvements, fixtures and equipment were written off by a charge to operating expense.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Earnings per share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for years ended December 31, 2003, 2004, three months ended March 31, 2005 and year ended March 31, 2006 follows:

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2003	2004	2005	2006
	(Amounts in thousands)

Weighted average number of common shares outstanding-basic	71,348	70,627	69,533	69,553
Dilutive effect of outstanding stock options	1,064	389	254	184
Weighted average number of common shares outstanding-diluted	72,412	71,016	69,787	69,737

Potentially dilutive stock options of 1.9 million, 4.3 million, 4.2 million and 3.6 million shares for the years ended December 31, 2003 and 2004, three months ended March 31, 2005 and year ended March 31, 2006, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

Stock-Based Compensation

The Company has elected to continue to measure compensation costs associated with its stock option plan under Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees.” All options are issued at fair market value using the intrinsic value method; therefore no compensation expense is added back to pro forma net income. Under SFAS No. 123 “Accounting for Stock-Based Compensation,” had the Company applied the fair value based method of accounting, which is not required, to all grants of stock options, the Company would have recorded additional compensation expense and pro forma net income and earnings per share amounts as follows (amounts in thousands, except for per share data):
	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2003	2004	2005	2006

Net income, as reported	$58,702	$27,831	$799	$11,422
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,931	7,480	1,722	3,295
Pro forma net income (loss)	$49,771	$20,351	$(923)	$8,300
Earnings (loss) per share:
Basic-as reported	$0.82	$0.39	$0.01	$0.16
Basic-pro forma	$0.70	$0.29	$(0.01)	$0.12
Diluted-as reported	$0.81	$0.39	$0.01	$0.16
Diluted-pro forma	$0.69	$0.29	$(0.01)	$0.12

These pro forma amounts were determined by estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model with the following assumptions:

	December 31,		March 31,	March 31,
	2003	2004	2005	2006
Risk free interest rate	3.37%	3.90%	3.90%	4.72%
Expected life	5.2 Years	5.4 Years	5.4 Years	4.6 Years
Expected stock price volatility	51%	50%	50%	42%
Expected dividend yield	None	None	None	None

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

Leases

The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term. The closing of stores in the future may result in the immediate write-off of associated deferred rent balances, if any.

Revenue Recognition

The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

Self-insured Workers’ Compensation

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability as of December 31, 2003 and 2004, March 31, 2005, and March 31, 2006 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $3.8 million, $5.6 million and $4.4 million for the fiscal years ended December 31, 2003 and 2004 and March 31, 2006, respectively. Advertising expenses were $1.0 million for the three months ended March 31, 2005.

Statements of Cash Flows

Cash payments for income taxes were $35.2 million, $22.0 million and $22.4 million in fiscal 2003, 2004 and 2006 respectively. Cash payments for income taxes were $2.5 million for the three months ended March 31, 2005. Interest payments totaled approximately $125,000, $122,000, $29,000 and $279,000 for the fiscal years ended December 31, 2003 and 2004, three months ended March 31, 2005 and fiscal year ended March 31, 2006, respectively. Non-cash financing activities included adjustments under adoption of SAB 108 as of April 1, 2005. The Company recorded adjustments for stock-based compensation of $2.4 million. See Note 3 to Consolidated Financial Statements for detailed discussion of these adjustments.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income/(loss) and its components in the consolidated financial statements. Accumulated other comprehensive income/(loss) includes unrealized gains or losses on investments.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities (see Note 5 to Consolidated Financial Statements). The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 5 to Consolidated Financial Statements). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 at the beginning of fiscal 2007. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  Examples include stock options and awards of restricted stock in which an employer receives employee services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities.  SFAS No. 123(R) requires that the cost of share-based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method at the date of the grant, with limited exceptions.  Costs will be recognized over the period in which the goods or services are received.  The provisions of SFAS No. 123(R) are effective as of the first annual reporting period beginning after June 15, 2005.  The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2007, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted or modified subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis, information and excluding future option grants, the Company has determined that the adoption of SFAS No. 123(R) will reduce our pretax earnings by approximately $5.2 million in fiscal 2007. The Company adopted this pronouncement beginning with its fiscal year which starts April 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which is an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”). This statement addresses the measurement of exchanges of nonmonetary assets, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets as defined in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 at the beginning of fiscal 2007. The adoption of SFAS No.153 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. The Company adopted FIN 47 for the fiscal year ended March 31, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a voluntary change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement beginning with its 2007 fiscal year. The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalized as construction costs if a company had a policy to do so. The Company adopted FSP No. FAS 13-1 in the fourth quarter of 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 on January 1, 2006.  The adoption of this FSP will not impact the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in the fiscal year beginning April 1, 2007. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements and plans to adopt FIN 48 at the beginning of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 as of April 1, 2005, the beginning of fiscal 2006. See Note 3 to Consolidated Financial Statements for further discussion.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

2.	Change in Fiscal Year End

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The following unaudited condensed information presents the three months period ended March 31, 2004 and is presented for comparative purposes to the audited three month period ended March 31, 2005, which is included in these consolidated financial statements.
Consolidated Statement of Income

Three Months Ended March 31, 2004
(Amounts in thousands except per share data)

Net sales:
99¢ Only Stores	$218,812
Bargain Wholesale	11,238
Total	230,050
Gross profit	92,229
Operating income	15,169
Net income	$10,204

Earnings per common share:
Basic	$0.14
Diluted	$0.14
Weighted average shares outstanding:
Basic	72,064
Diluted	72,717

Consolidated Statement of Cash Flow

Three Months Ended March 31, 2004
(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES	$9,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,728)
Net cash used in investing activities	(9,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(11)
Proceeds from exercise of stock options	384
Net cash provided (used in) by financing activities	373
NET INCREASE IN CASH	75
CASH, beginning of period	318
CASH, end of period	$393

3.	Cumulative Effect Adjustment Under SAB No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been applied or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The Company early adopted SAB 108 as of April 1, 2005, the first day of fiscal 2006. The following table summarizes the effects (up to March 31, 2005) of applying the guidance in SAB 108 (in thousands):

	Period in which the Misstatement Originated(1)
	Cumulative Prior to December 31,	Year Ended December 31,		Three Months Ended March 31,	Adjustment Recorded as of April 1,
	2002	2003	2004	2005	2005

Non-cash stock compensation(2)	$1,780	$369	$243	$53	$2,445
Long-term deferred income tax assets(3)	(389)	71	(50)	(1)	(369)
Impact on net income(4)	$1,391	$440	$193	$52
Retained earnings(5)					$2,076

(1) The Company quantified these errors under the roll-over method and concluded that they were immaterial.

(2) The Company’s stock option review noted certain deficiencies in the process of granting and documenting stock options. The Company noted 6 instances from 1996 to 2004 relating to annual stock option grants where a difference existed between the Compensation Committee Board approval date and the measurement date actually used resulting in a total error of $1.9 million. The Company also noted certain errors relating to option grants to newly hired employees where the grant date was a few days before or after the employee start dates. Total error relating to these grants was approximately $50,000. Finally, the Company noted errors relating to seven non-employees where the Company incorrectly used APB 25 as opposed to SFAS No. 123 “Accounting for Stock-Based Compensation” to value their grants resulting in an error of $0.5 million. Measurement dates for non-employee grants were determined based on EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result of the errors mentioned above, the Company’s selling, general and administrative expenses were understated by $1.8 million in years 1996 to 2002, $0.4 million in 2003, $0.2 million in 2004 and $0.1 million for the three months ended March 31, 2005. The Company recorded a $2.4 million increase in common stock as of April 1, 2005 with a corresponding reduction in retained earnings to correct these misstatements. See Note 10 to Consolidated Financial Statements for detailed discussion of the stock option review process.

(3) As a result of the misstatements described above, the Company’s provision for income taxes was overstated by $0.4 million. The Company recorded an increase in its long-term deferred income tax assets in the amount of $0.4 million as of April 1, 2005 with a corresponding increase in the retained earnings

(4) Represents the net overstatement of net income for the indicated periods resulting from these misstatements

(5) Represents the net reduction to retained earnings recorded as of April 1, 2005 to record the initial application of SAB 108.

4.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$41,094	$1	$-	$41,095
Auction rate securities	18,727	2	-	18,729
Municipal bonds	56,233	47	(100)	56,180
Asset-backed securities	12,093	5	(180)	11,918
Corporate securities	23,744	275	(48)	23,971
	$151,891	$330	$(328)	$151,893

Reported as:
Short-term investments				$117,623
Long-term investments in marketable securities				34,270
				$151,893

	March 31, 2005
	Cost or Amortized Cost	Trading Securities Holding Gains (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$1,103	$-	$-	$-	$1,103
Auction rate securities	9,812	-	2	-	9,814
Municipal bonds	4,454	-	-	(14)	4,440
	15,369	-	2	(14)	15,357
Trading securities	135,063	(539)	-	-	134,524
	$150,432	$(539)	$2	$(14)	$149,881

Reported as:
Short-term investments					$99,610
Long-term investments in marketable securities					50,271
					$149,881

As stated in Note 1 to Consolidated Financial Statements, there were securities classified as trading securities up to the end of December 2005. Holding gains and losses were recognized in the appropriate reporting period. As of March 31, 2006 and March 31, 2005, the cumulative recognized holding net losses, since the purchase of the securities originally classified as trading, were $985,000 and $539,000, respectively. A net unrealized gain of $2,000 as of March 31, 2006 and a net unrealized loss of $12,000 as of March 31, 2005 relate to securities that were recorded as available for sale securities. The tax effected unrealized gain and loss are included in other comprehensive income or loss in the Consolidated Statement of Shareholders’ Equity.

Realized gains from sales of available for sale securities were $25,000 for the fiscal year ended March 31, 2006. There was no realized gain or loss from sales of available for sale securities for the three months ended March 31, 2005. The portion of recognized holding gains and losses that relate to trading securities still held at period end was a $24,000 gain and a $453,000 loss for the twelve months ending on December 31, 2003 and 2004, respectively, and a $545,000 loss for the three months ending on March 31, 2005.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of March 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$69,454	$69,594
Due after one year through five years	32,947	32,813
Due after five years	1,468	1,457
	$103,869	$103,864

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2006
Municipal bonds	$13,454	$(91)	$3,845	$(9)
Asset-backed securities	6,962	(169)	1,456	(11)
Corporate securities	2,003	(36)	4,115	(12)
	$22,419	$(296)	$9,416	$(32)

The gross unrealized loss of $296,000 for less than twelve months and the $32,000 loss for twelve months or greater as of March 31, 2006 pertain to 32 securities and primarily is caused by interest rate increases. Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, the Company does not consider these securities to be other-than-temporarily impaired.

There were no realized losses recorded for available for sale securities for other-than-temporary impairments during the fiscal year ended March 31, 2006.

5.	Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of March 31, 2006, this entity has $8.2 million in assets and $6.2 million in liabilities, including a bank construction loan for $6.2 million, which is shown on the Company’s Consolidated Balance Sheet as of March 31, 2006.

The Company had interests in two partnerships which the Company consolidated at December 31, 2004, March 31, 2005 and March 31, 2006 as a result of FIN 46(R). The assets of the partnerships consist of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at December 31, 2004, March 31, 2005 and March 31, 2006 is a reclassification of approximately $3.0 million, $2.9 million and $2.8 million, respectively, from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

6.	Purchases of Distribution Facilities

In 2003, the Company purchased two distribution centers. On January 28, 2003, the Company completed the purchase of a distribution center in Houston to service its Texas operations. The facility was acquired for $23.0 million in cash and contains built in refrigerated and frozen storage space. On December 30, 2003, the Company completed the purchase of a refrigerated distribution center in the City of Commerce. The facility was acquired for $8.4 million in cash. In July 2005, the Company purchased an additional warehouse storage space adjacent to its main distribution facility for $9.7 million.

7.	Income Tax Provision

The provision for income taxes consists of the following:

	Years Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	(Amounts in thousands)
	2003	2004	2005	2006
Current:
Federal	$32,428	$19,739	$1,532	$9,373
State	6,786	6,306	682	1,903
	39,214	26,045	2,214	11,276
Deferred - federal and state	(2,504)	(11,524)	(1,908)	(5,960)
Provision for income tax	$36,710	$14,521	$306	$5,316

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,				Three Months Ended March 31,		Year Ended March 31,
	(Amounts in thousands)
	2003		2004		2005		2006

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at statutory federal rate	$33,394	35.0%	$14,825	35.0%	$387	35.0%	$5,858	35.0%
State income taxes, net of federal income tax effect	4,840	5.1	1,281	3.0	(147)	(13.3)	(101)	(0.6)
Effect of permanent differences	(418)	(0.4)	(984)	(2.3)	(4)	(0.4)	(1,298)	(7.8)
Valuation allowance	-	-	706	1.7	160	14.5	751	4.5
Welfare to work, LARZ, and other job credits	(258)	(0.3)	(125)	(0.3)	(37)	(3.3)	(755)	(4.5)
Other	(848)	(0.9)	(1,182)	(2.8)	(53)	(4.8)	861	5.2
	$36,710	38.5%	$14,521	34.3%	$306	27.7%	$5,316	31.8%

The Company’s net deferred tax assets are as follows:

	December 31,	March 31,	March 31,
	(Amounts in thousands)
	2004	2005	2006

CURRENT ASSETS (LIABILITIES)
Inventory	$2,147	$3,806	$4,572
Uniform inventory capitalization	4,687	4,860	5,894
Prepaid expenses	(1,068)	(723)	(529)
Accrued expenses	3,387	3,514	2,243
Workers’ compensation	15,597	16,416	18,927
State taxes	2,215	(1,829)	(1,992)
Other, net	(696)	1,129	1,569
Valuation allowance	(63)	(60)	(46)
TOTAL CURRENT ASSETS (LIABILITIES)	26,206	27,113	30,638

NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	533	2,221	5,169
Net operating loss carry-forwards	7,727	7,519	7,916
Deferred rent	2,639	2,466	1,913
Other, net	(142)	(257)	145
Valuation allowance	(4,544)	(4,706)	(5,471)
TOTAL NON-CURRENT ASSETS (LIABILITIES)	6,213	7,243	9,672
NET DEFERRED TAX ASSETS	$32,419	$34,356	$40,310

As of March 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $17.3 million and $38.5 million, respectively, which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $1.9 million of California Enterprise Zone credits that can be carried forward indefinitely.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  This allowance primarily relates to the deferred tax assets acquired in the acquisition of Universal International, Inc. (see Note 8 to Consolidated Financial Statements) and for certain state net operating loss carry-forwards.

As of December 31, 2004, March 31, 2005, and March 31, 2006, the Company had approximately $0.5 million of tax contingency reserves. The tax contingency reserves are for probable income tax contingencies not yet resolved with federal and state tax authorities.  The Company believes it has accrued sufficient amounts for estimated income tax liabilities.

8.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates. Rental expense for these facilities was approximately $2.1 million in fiscal years 2003, 2004 and fiscal 2006. Rental expense for these facilities was approximately $0.5 million for the three months ended March 31, 2005. In addition, one of the Company’s directors, who resigned in the quarter ended March 31, 2005, was a trustee of a trust that owns a property on which a single 99¢ Only Stores is located. Rent expense on this store amounted to $0.3 million in 2003 and 2004. Rent expense on this store was $46,000 for the three months ended March 31, 2005 and $0.2 million for the year ended March 31, 2006.

Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc. (“Universal”) to a Company owned 100% by David and Sherry Gold, both significant shareholders of 99¢ Only Stores. Mr. Gold is also Chairman of the Company. The sale price consisted of $33.9 million in cash and was collected at closing. These proceeds were invested in the Company’s investment accounts. In connection with this sale, a management services and a lease agreement was entered into between Universal and the Company. The service agreement provided for the Company to render certain administrative services to Universal, including information technology support, accounting, buying and human resource functions. The Company charged Universal management fees for these services. The lease agreement involved the property that served as Universal’s primary warehouse and distribution facility. The lease was structured on a triple net basis and provided for rental payments of $120,000 per month. Universal ended its service agreement and lease arrangement with the Company in December 2003.

The following is a summary of the transactions between the Company and Universal for 2003 and a reconciliation of amounts due to/from shareholder resulting from such transactions (amounts in thousands):

Year	Management Fees	Rental Income	Payments Received	Balance (To) From Shareholder End of Period

2003	$1,440	$1,380	$(4,052)	-

Prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements.  The Company was potentially contingently liable for lease payments totaling up to $1.1 million as of March 31, 2006, as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases. As of June 2006 one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold. The Company and the plaintiffs in the two remaining cases have agreed on a tentative settlement of the cases, pursuant to which the Company would be responsible for an aggregate payment of $150,000. This settlement has not yet been reduced to writing or approved by the Court. The Company anticipates full reimbursement of any such settlement payment or other obligation in connection with these cases under the guarantees of David and Sherry Gold. As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005.

9.	Commitments and Contingencies

Credit Facilities

The Company recognizes a bank construction loan of $6.2 million in a partnership as a result of the consolidation of a variable interest partnership entity. In May of 2005 the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center. See Note 5 to Consolidated Financial Statements for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5% (8.25% at March 31, 2006), and matures on December 1, 2006, but may be extended for up to 12 months at the partnership’s option. The partnership may also, at its option, upon completion of construction and meeting certain terms and conditions, convert the construction loan to an amortizing term loan maturing on December 1, 2016. On December 1, 2006, the partnership exercised its first option to extend the loan for six months through May 1, 2007. During fiscal 2006, the partnership paid interest costs in the amount of $0.2 million of which $0.1 million was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan. The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through 2019. Some of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2003, 2004 and 2006 was approximately $32.9 million $43.4 million and $45.7 million of which $0.1 million, $0.1 million and $0.2 million was paid as percentage rent based on sales volume, for each of the years then ended, respectively. Rental expense charged for the three months ended March 31, 2005 was $11.4 million. Sub-lease income earned in fiscal 2003, 2004 and 2006 was approximately $0.7 million, $0.8 million and $0.7 million, respectively. Sub-lease income earned in the three months ended March 31, 2005 was $0.2 million. As of March 31, 2006, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year ending March 31:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2007	$32,228	$129	$501
2008	28,990	106	471
2009	26,980	106	388
2010	21,809	107	226
2011	15,389	107	182
Thereafter	39,602	541	376
Future minimum lease payments	$164,998	$1,096	$2,144
Less amount representing interest		(322)
Present value of future lease payments		$774

The gross asset amount recorded under the capital lease was $957,000 as of December 31, 2004, March 31, 2005 and March 31, 2006. Accumulated depreciation was $234,000, $250,000 and $314,000 as of December 31, 2004, March 31, 2005 and March 31, 2006, respectively.

As described above, prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements.  The Company was potentially contingently liable for lease payments totaling up to $1.1 million as of March 31, 2006, as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases. As of June 2006 one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold. The Company and the plaintiffs in the two remaining cases have agreed on a tentative settlement of the cases, pursuant to which the Company would be responsible for an aggregate payment of $150,000. This settlement has not yet been reduced to writing or approved by the Court. The Company anticipates full reimbursement of any such settlement payment or other obligation in connection with these cases under the guarantees of David and Sherry Gold. As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2004, March 31, 2005 and March 31, 2006, the Company had recorded a liability of $36.4 million, $38.4 million and $44.2 million, respectively, for estimated workers’ compensation claims. The Company has limited self-insurance exposure and had recorded a liability of $56,000 at March 31, 2006 for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

Legal Matters

In accordance with Statement of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. The status of legal matters and reserves for them have been estimated through the date of this report.

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional amount of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. On August 9, 2006, the parties agreed upon a settlement under which the Company would pay Gillette the sum of $540,000 in full settlement of this lawsuit and dispute. The parties subsequently entered into a written settlement agreement and the Company has paid the $540,000 settlement amount to Gillette. This amount had been accrued as of March 31, 2006.

Ortiz and Perez vs. 99¢ Only Stores (U.S. District Court, Southern District of Texas). On July 23, 2004, the plaintiffs filed a putative collective action under the federal Fair Labor Standards Act alleging that Store Managers and Assistant Managers in the Company’s Arizona, California, Nevada and Texas stores were misclassified as exempt employees under federal law and seeking to recover allegedly unpaid overtime wages as well as penalties, interest and attorney fees for these employees. The Company entered into a settlement with the plaintiffs in this matter, and the Court granted final approval of the settlement on March 17, 2006 and entered final judgment. The Company has paid out an aggregate sum of approximately $100,000 in settlement of this action. This sum includes the settlement payments to the named plaintiffs and plaintiffs who have opted into the settlement as well as the payments for costs and fees to plaintiffs’ counsel.

Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company had reserves for this matter at March 31, 2006 of $2.2 million.

Jasmine Minesaki v. 99¢ Only Stores (Los Angeles Superior Court). Plaintiff Jasmine Minesaki filed this action on behalf of herself and her daughter for personal injuries suffered at a facility previously owned by the Company. The Court approved a settlement of this matter in October 2006, pursuant to which the Company's insurance carriers are obligated to satisfy the amounts owed to the plaintiff thereunder, which totaled approximately $35.0 million.

Employment Class Actions.

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks, unlawful deduction of wages, non-payment of wages to employees who quit or were terminated, and similar claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company has reserved $1.5 million at March 31, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court). On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees. The lawsuit alleges non-payment of failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest. The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above. The parties are currently litigating whether this matter and the Vargas action should be coordinated. See the Vargas matter described above for reserves pertaining to this matter and a description of settlement status.

Environmental Protection Agency. Region IX of the U.S. Environmental Protection Agency (the "EPA") notified the Company on May 4, 2005 that it intended to commence an action seeking civil penalties for an alleged sale of an unregistered pesticide product.  The EPA has not yet filed a complaint in this matter, nor has it made any demands for a specific penalty amount.  The Company is unable to predict the likely outcome of this matter, but does not expect such outcome to have a material adverse effect on the Company's financial condition, results of operations, or overall liquidity.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

10.	Stock-Based Compensation Plans

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 5,035,000 are available as of March 31, 2006 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2003, 2004 and the three months ended March 31, 2005. The Company recognized $0.2 million in compensation cost during fiscal 2006. The plan will expire in 2011. The following table summarizes stock options available for grant:

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2003	2004	2005	2006
Beginning balance	6,200,000	5,268,000	4,440,000	4,588,000
Authorized	-	-	-	-
Granted	(1,075,000)	(1,269,000)	-	(175,000)
Cancelled	143,000	441,000	148,000	622,000
Available for future grant	5,268,000	4,440,000	4,588,000	5,035,000

A summary of the status of the Company’s stock option plan at December 31, 2003 and 2004, March 31, 2005 and March 31, 2006 and changes during the years ended December 31, 2003, 2004, three months ended March 31, 2005 and year ended March 31, 2006 is presented in the table and narrative below:

	Year Ended December 31,				Three Months Ended March 31,		Year Ended March 31,
	2003		2004		2005		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,261,000	$17.86	4,429,000	$21.12	5,179,000	$20.05	4,999,000	$20.08
Granted	1,075,000	$29.37	1,269,000	$17.63	-	-	175,000	$9.74
Exercised	(1,764,000)	$15.47	(78,000)	$14.38	(32,000)	$9.80	(20,000)	$4.35
Cancelled	(143,000)	$26.20	(441,000)	$25.85	(148,000)	$20.33	(622,000)	$22.02
Outstanding at the end of the period	4,429,000	$21.12	5,179,000	$20.05	4,999,000	$20.08	4,532,000	$19.49
Exercisable at the end of the period	2,467,000	$15.68	3,076,000	$18.43	3,032,000	$18.44	3,470,000	$19.61
Weighted average fair value of options granted under the Black-Scholes option pricing model		$12.95		$8.80		$-		$4.41

The following table summarizes information about stock options outstanding at March 31, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.64 - $5.50	455,000	0.7	$4.14	455,000	$4.14
$5.51 - $8.70	1,000	1.3	$6.53	1,000	$6.53
$8.71 - $15.75	477,000	5.56	$10.96	269,000	$11.45
$15.76 - $22.50	2,229,000	5.78	$18.30	1,622,000	$18.44
$22.51- $35.00	1,370,000	6.67	$29.49	1,123,000	$29.52
	4,532,000	5.51	$19.49	3,470,000	$19.61

Review of Equity Grants and Procedures

The Company’s management also recently conducted a voluntary, self-initiated review of the measurement dates for the Company’s stock option grants accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and SFAS 123(R), “Share-based Payment”, from its initial public offering in 1996 to December 31, 2006. Management found that certain measurement date errors occurred during the period 1996-2004. These errors resulted in adjustments that would have increased non-cash compensation expense in these periods. These non-material adjustments accumulated over eight years to approximately $2.4 million in unrecorded non-cash compensation expense. In addition, the Company recorded $0.2 million of non-cash compensation expense in fiscal 2006 related to the review. The Company evaluated these adjustments using its historical method of evaluating adjustments, the "roll-over" method. The rollover method focuses primarily on the impact of any misstatement, including the reversal of prior-year misstatements, on the current-year consolidated income statement. Under this method, the Company believes that these adjustments are not material to its financial statements in any of the periods to which the adjustments were related, and, therefore, does not believe that it is necessary to amend or revise its historical financial statements.

Management believes that the stock option errors were due to misunderstandings of how to establish the measurement date for accounting purposes and did not involve any intentional wrongdoing. Based on its review, management believes that there was no preferential treatment for officers and directors who participated in these annual grants, because they always received options on the same date and with the same price as other employees, and that although certain officers and directors did receive a benefit from the measurement date errors along with the rest of the employees, this benefit was de minimis in each instance. The Chairman and CEO, and the then President, who oversaw the grant process, did not receive any option grants during this period.

The transition provisions of SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, permits the Company to adjust for the cumulative effect of the uncorrected prior year misstatements that were not material to any prior periods under the Company’s historical income statement approach but that were material under the guidance in SAB 108 through retained earnings at the beginning of fiscal 2006. The Company has, in accordance with the transition provisions of SAB108, recorded a reclassification, within the equity section of the consolidated balance sheet included on this Form 10-K for the fiscal year ending March 31, 2006, of approximately $2.1 million, net of the related tax effect.  See Note 3 to Consolidated Financial Statements for detailed discussion.

The Company is currently evaluating the steps it will take with respect to outstanding options that were affected by these errors and has assessed costs it may incur in connection therewith, including with respect to Internal Revenue Code § 409A, and the Company believes any such costs would be immaterial.  In light of the compensation level of the Company's option recipients the Company does not anticipate incurring any negative tax consequences under Internal Revenue Code § 162(m) in connection with these errors.

11.	Operating Segments

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the years ended December 31, 2003 and 2004, three months ended March 31, 2005 and year ended March 31, 2006 follows (amounts in thousands):

	Twelve Months Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
Revenues	2003	2004	2005	2006
Retail	$816,348	$929,896	$231,899	$984,293
Wholesale	46,112	42,277	10,731	39,296
Total sales	$862,460	$972,173	$242,630	$1,023,589

Gross Profit
Retail	$336,642	$371,180	$88,070	$375,756
Wholesale	9,132	8,418	2,269	7,693
Total gross profit	$345,774	$379,598	$90,339	$383,449

Operating expenses	235,428	312,263	81,760	340,371
Depreciation and amortization	19,391	28,246	7,776	31,424
Interest income	(3,105)	(3,326)	(617)	(5,059)
Interest expense	125	63	29	122
Other expense (income)	(1,477)	-	286	(147)
Income before provision for income tax	$95,412	$42,352	$1,105	$16,738

12.	Employee Benefit Plans

401(k) Plan

In 1998 the Company adopted a 401(k) Plan (the “Plan”). All full-time employees are eligible to participate in the Plan after one year of service. The Company may elect to match employee contributions or make a discretionary contribution to the Plan, but historically has elected not to do so. For the years ended December 31, 2003 and 2004, for the three months ended March 31, 2005 and for the year ended March 31, 2006 no matching or discretionary contributions were made.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings. Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $2.8 million, $2.9 million and $3.5 million as of December 31, 2004, March 31, 2005 and March 31, 2006, respectively.

13.	Quarterly Financial Information

The following table sets forth certain unaudited results of operations for each quarter during fiscal year 2004, the quarter ended March 31, 2005 and each quarter during fiscal year 2006. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	Fiscal Year 2004 (January 1, 2004 to December 31, 2004)
	(Amounts in thousands except per share data)
	(Unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales:
99¢ Only Stores	$218,812	$226,931	$229,064	$255,089
Bargain Wholesale	11,238	10,335	9,881	10,823
Total	230,050	237,266	238,945	265,912
Gross profit	92,229	86,539	91,734	109,096
Operating income	15,169	5,859	7,821	10,240
Net income	$10,204	$3,463	$5,506	$8,658

Earnings per common share:
Basic	$0.14	$0.05	$0.08	$0.12
Diluted	$0.14	$0.05	$0.08	$0.12
Weighted average shares outstanding:
Basic	72,064	71,437	69,500	69,507
Diluted	72,717	71,828	69,746	69,778

Three Months Ended March 31, 2005 (Amounts in thousands except per share data) (Audited)
Net sales:
99¢ Only Stores	$231,899
Bargain Wholesale	10,731
Total	242,630
Gross profit	90,339
Operating income	803
Net income	$799
Earnings per common share:
Basic	$0.01
Diluted	$0.01
Weighted average shares outstanding:
Basic	69,533
Diluted	69,787

	Fiscal Year 2006 ( April 1, 2005 to March 31, 2006) (Amounts in thousands except per share data) (Unaudited)
	(April -June) 1st Quarter		(July - September) 2nd Quarter	(October -December) 3rd Quarter (b)	(January - March) 4th Quarter
Net sales:
99¢ Only Stores	$234,449		$235,902	$269,311	$244,631
Bargain Wholesale	10,230		10,122	9,473	9,471
Total	244,679		246,024	278,784	254,102
Gross profit	91,706		92,012	105,820	93,911
Operating income (loss)	7,020	(a)	470	9,465	(5,301)
Net income (loss)	$5,036		$1,129	$6,843	$(1,586)

Earnings (loss) per common share:
Basic	$0.07		$0.02	$0.10	$(0.02)
Diluted	$0.07		$0.02	$0.10	$(0.02)
Weighted average shares outstanding:
Basic	69,549		69,552	69,552	69,558
Diluted	69,749		69,733	69,719	69,558

(a) Operating income as previously reported for the first quarter of 2006 was $2,820,000. An income statement re-classification adjustment of $4,200,000 was subsequently considered necessary to reflect proceeds from an eminent domain action in operating income. This amount had previously been reported as a component of other income below operating income. Operating income for the first quarter 2006, after this adjustment, is $7,020,000. Gross profit and net income are unchanged for the quarter.

(b) During the fourth quarter of fiscal 2006, the Company determined that it had overaccrued certain accounting and auditing fees for the third quarter ended December 31, 2005. The Company corrected the error by increasing operating income and net income by approximately $812,000 and $570,000 net of tax effect, respectively, for the quarter ended December 31, 2005. The adjusted basic and diluted earnings per common share increased by $0.01 per share from $0.09 to $0.10. The effect of the correction of the error on the previously reported interim financial statements for the quarter ended December 31, 2005 was not material.

14.	Other Current Liabilities

Other current liabilities as of December 31, 2004, March 31, 2005 and March 31, 2006 are as follows:

	December 31, 2004	March 31, 2005	March 31, 2006
	(Amounts in thousands)

Accrued property taxes	$2,544	$2,149	$2,306
Accrued utilities	1,206	1,714	2,147
Accrued legal reserves and fees	6,555	7,284	7,060
Accrued accounting fees	398	746	625
Other	1,371	1,758	4,351
Total other current liabilities	$12,074	$13,651	$16,489

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in accounting and financial reporting and the material weaknesses in merchandise inventory management and accounting, the Company’s disclosure controls and procedures were not effective.

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

Management uses the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, for evaluating the effectiveness of the Company’s internal control over financial reporting. The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (“process-level controls”). In addition to utilizing substantial internal resources, management also engaged outside consulting firms to assist in various aspects of its evaluation and compliance efforts.

In fiscal 2006, management completed its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) control environment, (b) legal, (c) income taxes, (d) treasury, (e) fixed assets, (f) workers’ compensation, (g) financial reporting and close, (h) revenue, (i) human resources/payroll, (j) procure to pay, (k) inventory management, and (l) information technology. Based on this evaluation and testing, management concluded that there were material weaknesses in the design and operating effectiveness of certain accounting and financial reporting processes as well as in its inventory management processes and controls, as described more fully below. Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2006.

A "material weakness" is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2006:

Material Weaknesses in Merchandise Inventory Management and Accounting. Material weaknesses were identified in the following areas of merchandise inventory management and accounting: (1) the Company does not maintain accurate records of specific item quantity and location for its warehouse inventory and therefore relies primarily on the physical counting of inventory. The nature, size, and number of locations make it infeasible to physically count the entire inventory every quarter. In addition, the inventory records and controls do not enable cycle counting of segments of its inventory; (2) in receiving, notification to the purchasing department of vendor short shipments or overages and spot checks to ensure that items are not expired, damaged or intermixed with other goods was informal and inconsistently performed; (3) at the point of shipment from the warehouse, goods were allocated and recorded as shipped to the stores at times without confirmation of the quantities actually shipped, and a comparison of store orders, items recorded as shipped and items actually picked and shipped was performed inconsistently; (4) paperwork for recording transfers between warehouses or between warehouses and stores was incomplete and utilized inconsistently, and, consequently, at the retail stores items received from the warehouses often did not match the bill of lading or related shipping documents, at times a bill of lading was not available, and a comparison between goods actually received at the store and goods recorded on shipping documents was performed inconsistently; (5) at the stores, accounting procedures for recording scrap were utilized inconsistently resulting in significant variations in recorded scrap levels throughout the year and the warehouse scrap process was not utilized; and (6) many inventory exceptions were noted due to item pricing inaccuracy, inaccurate labeling of stored inventory, and excess and obsolete inventory being stored in retail locations, and a significant number of store physical inventory counts failed and had to be recounted for the fiscal year 2006.

Material Weakness in Accounting and Financial Reporting. The Company did not maintain effective controls over its quarterly and annual financial statement reporting process which resulted in a significant number of adjustments encountered during our audit and review procedures. These adjustments were in the areas of prepaid expenses, inventory reconciliations, inventory reserves, deferred rent, accounts payable, legal accruals, various liability accruals and stock based compensation in connection with the Company’s review of prior year accounting for stock option grants. We noted that there was insufficient oversight by management in its classification of short-term and long-term investments and that management did not have sufficient internal expertise to statistically evaluate the Company’s estimate of FIFO pricing of inventory layers. A material weakness in financial reporting impacts the Company’s ability to timely report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and disclosures.

BDO Seidman, LLP issued its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financials reporting. During this quarter, the Company did take certain steps to improve its internal control over financial reporting, as described below.

Control Environment.

(i)	In January 2006, the Company hired an experienced full-time Vice President and Controller and a Director of Accounts Payable.

(ii)	The Company also hired additional qualified personnel in the accounting and finance department.

(iii)	The Company continued and enhanced its segregation of duties efforts.

(iv)
The Company upgraded its organization charts, job descriptions and performance evaluations, and completed employee performance evaluations for corporate personnel who had been with the Company for one year as of December 31, 2005. The Company also documented fiscal 2007 performance goals and objectives for its corporate personnel.

Merchandise Inventory Management.

(i)	The Company completed physical counts at all of its warehouses during January 2006.

(ii)
The Company completed physical counts at many of its stores using enhanced store counting and obsolete inventory identification and estimation procedures. Shortly after March 31, 2006, these physical counts were completed at the remaining stores.

Management Information Systems and Information Technology.

(i)	The Company continued to make significant investments to upgrade its network and user access controls to appropriate levels for all departments.

(ii)	In March 2006, the Company hired a full time, experienced Manager of Information Technology Security and Compliance.

Although the Company implemented a significant number of remediation initiatives in fiscal 2006 and is continuing to improve the Company’s internal control over financial reporting in fiscal 2007, there can be no assurance that the Company will eliminate the aforementioned material weaknesses in fiscal 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
99¢ Only Stores
Commerce, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that 99¢ Only Stores (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of material weaknesses relating to the inadequate controls over inventory and the financial reporting process, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 99¢ Only Stores’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. As of March 31, 2006, there were internal control weaknesses surrounding the Company’s inventory accounts. The elements which comprise the material weaknesses are inclusive of the following: (1) the Company does not maintain accurate records of specific item quantity and location for its inventory and therefore relies primarily on physical counting of inventory. The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter. In addition, the inventory records and controls do not enable cycle counting of segments of its inventory; (2) in receiving, there is not a formal process of notifying purchasing of vendor short shipments or overages or a physical spot check to ensure that items are not expired, damaged or intermixed with other goods; (3) there is not a comparison between items ordered from the Company’s warehouse by its retail stores and items shipped to the retail stores by inventory personnel. Furthermore, inventory is adjusted at the warehouse based on the items ordered by the retail stores, which may be different from the actual items shipped to the stores; (4) controls surrounding transfers of inventory are not operating effectively (warehouse to stores, or warehouse to warehouse). There is not a verification process at the retail stores to ensure that items received from warehouse locations match the bill of lading or related shipping documents from the warehouse. There is not a review system to ensure that items shipped have been properly relieved from the inventory system; (5) there is not a process for accounting for scrap other than at a physical count and (6) there were numerous failures of the store inventory counts at the retail locations due to inaccuracies of item pricing, labeling and had the existence of excess and obsolete inventory in the retail space and backrooms. These stores had to be recounted during fiscal year 2006.

2. As of March 31, 2006, the Company did not maintain effective controls over its quarterly and annual financial statement reporting process which resulted in a significant number of adjustments encountered during our audit and review procedures. These adjustments were in the areas of prepaid expenses, inventory reconciliations, inventory reserves, deferred rent, accounts payable, legal accruals, various liability accruals and stock based compensation in connection with the Company’s review of prior year accounting for stock option grants. We noted that there was insufficient oversight by management in its classification of short-term and long-term investments and that management did not have sufficient internal expertise to statistically evaluate the Company’s estimate of FIFO pricing of inventory layers. A material weakness in financial reporting impacts the Company’s ability to timely report financial information in conformity with U.S. generally accepted accounting principles (“GAAP”), which could affect all significant financial statement accounts and disclosures.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 2, 2007, on those consolidated financial statements.

In our opinion, management’s assessment that 99¢ Only Stores did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above, 99¢ Only Stores has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of 99¢ Only Stores as of March 31, 2005 and March 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the three months ended March 31, 2005 and for the year ended March 31, 2006, and our report dated April 2, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 2, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information with respect to the directors and our executive officers as of February 28, 2007:

Directors:

Name:	Age at February 28, 2007	Year First Elected or Appointed Director	Principal Occupation

David Gold	74	1965	David Gold has been Chairman of the Board since the founding of the Company in 1965. Mr. Gold has over 50 years of retail experience.
Jeff Gold	39	1991
Jeff Gold joined us in 1984 and has served in various managerial capacities. From 1991 to 2004 he served as Senior Vice President of Real Estate and Information Systems. In January 2005, he was promoted to President and Chief Operating Officer.

Eric Schiffer	46	1991
Eric Schiffer joined us in 1991 and has served in various managerial capacities. In March 2000, he was promoted to President and in January 2005 to Chief Executive Officer. From 1987 to 1991, he was employed by Oxford Partners, a venture capital firm. Mr. Schiffer is a graduate of the Harvard Business School.

Lawrence Glascott	72	1996
Lawrence Glascott serves on our Audit, Compensation and Nominating and Corporate Governance Committees. Mr. Glascott also serves as Chairman of the Board of General Finance Corporation as of November 2005. Before Mr. Glascott retired in 1996, he had been Vice President - Finance of Waste Management International, an environmental services company, since 1991. Prior thereto, Mr. Glascott was a partner at Arthur Andersen LLP and was the Arthur Andersen LLP partner in charge of the 99¢ Only Stores account for six years. Additionally, Mr. Glascott was in charge of the Los Angeles based Arthur Andersen LLP Enterprise Group practice for over 15 years.

Marvin Holen	77	1991
Marvin Holen serves on our Audit, Compensation and Nominating and Corporate Governance Committees. He is an attorney and in 1960 founded the law firm of Van Petten & Holen. He served on the Board of the Southern California Rapid Transit District from 1976 to 1993 (six of those years as the Board’s President). He served on the Board of Trustees of California Blue Shield from 1972 to 1978, on the Board of United California Savings Bank from 1992 to 1994 and on several other corporate, financial institution and philanthropic boards of directors; he currently serves on the Board of United Pacific Bank.

Eric G. Flamholtz	63	2004
Eric G. Flamholtz, Ph.D., serves on our Compensation and Nominating and Corporate Governance Committees. He has been a professor of management at the Anderson Graduate School of Management, University of California - Los Angeles, since 1973 and in 2006 became Professor Emeritus. He is President of Management Systems Consulting Corporation, which he founded in 1978. He is the author of several books including Growing Pains: Transitioning from an Entrepreneurship to a Professionally Managed Firm. As a consultant he has extensive experience with firms ranging from entrepreneurships to Fortune 500 companies, including Starbucks, Countrywide Financial Corporation, Baskin Robbins, Jamba Juice and Grocery Outlets.

Thomas Unterman	62	2004
Thomas Unterman serves on our Audit and Nominating and Corporate Governance Committees. Mr. Unterman is the Founder and Managing Partner of Rustic Canyon Partners, a sponsor of venture capital and private equity investment funds. Previously, from 1992 through 1997, he was employed by the Times Mirror Company (since acquired by the Tribune Company) most recently as Executive Vice President and Chief Financial Officer of the Times Mirror Company, a diversified media company. Mr. Unterman also serves on the boards of several of privately held companies in which Rustic Canyon has an investment and several charitable organizations.

Other Executive Officers:
Howard Gold	47
Howard Gold joined us in 1982 and has served in various managerial capacities. In 1991 he was named Senior Vice President of Distribution, and in January 2005 he was named Executive Vice President of Special Projects.

Robert Kautz	48
Robert Kautz joined us in November 2005 as Executive Vice President and Chief Financial Officer. Mr. Kautz was the CEO/CFO of Eaturna LLC, a private start-up in food production and distribution, from September 2004 until he joined the Company. Mr. Kautz was CFO and subsequently CEO for Wolfgang Puck Casual Dining and Wolfgang Puck Worldwide where he was employed from January 1998 until July 31, 2004. Mr. Kautz is a graduate of the Harvard Business School.

Jeff Gold and Howard Gold are the sons of David Gold, and Eric Schiffer is the son-in-law of David Gold.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee currently consists of Messrs. Glascott (Chairman), Holen and Unterman, each of whom meets the criteria for independence set forth in the New York Stock Exchange’s rules and in Rule 10A-3 under the Securities Exchange Act. The Board of Directors has determined that Mr. Glascott is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The Audit Committee selects the independent registered public accounting firm to perform the Company’s audit and periodically meets with the independent registered public accounting firm and our management to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and reports its recommendations as to the approval of our financial statements to the Board of Directors. The role and responsibilities of the Audit Committee are more fully set forth in a written charter adopted by the Board of Directors, which is available on our website at www.99only.com. The Audit Committee held eleven meetings during fiscal 2006 at which each member of the Audit Committee was present.

SECTION 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater-than-ten percent shareholders are required by the Commission’s regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the three months ended March 31, 2005 and twelve months ended March 31, 2006, all of our officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company. A copy of the Code of Business Conduct and Ethics is available on our website at www.99only.com.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer, the other four most highly compensated executive officers during fiscal 2006, information concerning all compensation paid for services to us in all capacities during the periods indicated.

Name and Principal	Fiscal Year Ended (except 2005, which is a three month fiscal	Annual Compensation (except 2005, which is a three month fiscal period) (1)		Other Annual	Long-Term Compensation Number of Securities Underlying	All Other
Position During 2006	period) (1)	Salary	Bonus	Compensation	Options	Compensation ($)

Eric Schiffer (a)	3/31/2006	$120,000	-	-	-	-
Chief Executive Officer	3/31/2005	32,308	-	-	-	-
	12/31/2004	124,615	-	-	-	-
	12/31/2003	117,692	-	-	-	-
Jeff Gold (b)	3/31/2006	$122,308	-	-	-	-
President & Chief	3/31/2005	34,615	-	-	-	-
Operating Officer	12/31/2004	124,615	-	-	-	-
	12/31/2003	123,231	-	-	-	-
Howard Gold (c)	3/31/2006	$122,308	-	-	-	-
Executive Vice President	3/31/2005	34,615	-	-	-	-
Of Special Projects	12/31/2004	124,615	-	-	-	-
	12/31/2003	124,615	-	-	-	-
Mike Zelkind	3/31/2006	$240,000	$26,250	-	-	-
Former Executive Vice	3/31/2005	50,000	8,750	-	-	-
President Of Supply	12/31/2004	35,000	25,000	-	40,002	-
Chain and Merchandising	12/31/2003	-	-	-	-	-

Robert Kautz	3/31/2006	$129,500	$20,000	-	150,000	-
Chief Financial Officer	3/31/2005	-	-	-	-	-
	12/31/2004	-	-	-	-	-
	12/31/2003	-	-	-	-	-

(a)
It includes $92,308, $99,692, $25,846, and $96,000 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2003, December 31, 2004, March 31, 2005, and March 31, 2006 respectively.

(b)
It includes $94,892, $99,692, $27,692, and $97,846 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2003, December 31, 2004, March 31, 2005, and March 31, 2006 respectively.

(c)
It includes $96,000, $99,692, $27,692, and $97,846 discretionary contributions made to a deferred compensation plan for the year ended December 31, 2003, December 31, 2004, March 31, 2005, and March 31, 2006 respectively.

(1)	Fiscal year 2005 is the “stub-period” of January 1, 2005 through March 31, 2005 due to the change from the calendar year-end December 31 reporting to fiscal year-end March 31 reporting.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended March 31, 2006 to the Named Executive Officers. No grants were made to the Named Executive Officers during the three months ended March 31, 2005.

	Number Of Securities Underlying Option	Percent Of Total Options Granted To Employees in	Exercise Or Base	Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (a)	Fiscal year (b)	Price	Date	5%	10%
Eric Schiffer	-	-	-	-	-	-
Jeff Gold	-	-	-	-	-	-
Howard Gold	-	-	-	-	-	-
Michael Zelkind	-	-	-	-	-	-
Robert Kautz	150,000	85.7%	$9.54	11/11/2015	$899,948	$2,280,645

(a)	The option grants set forth on this chart vest in three equal annual installments beginning on November 11, 2006 or on the first anniversary of the option grant.
(b)	Options covering an aggregate of 175,000 shares were granted to eligible persons during the fiscal year ended March 31, 2006.

Stock Options Held at Fiscal Year End

The following table sets forth, for each of the Named Executive Officers, information regarding the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end. None of the Named Executive Officers exercised any options during the fiscal year ending March 31, 2006 or during the three months period ended March 31, 2005.

	Shares Acquired Upon	Value	Number of Securities Underlying Unexercised Options at March 31, 2006		Value of Unexercised In-the-Money Options At March 31, 2006(a)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Eric Schiffer	-	-	75,006	-	$720,058	-
Jeff Gold	-	-	75,006	-	$720,058	-
Howard Gold	-	-	75,006	-	$720,058	-
Michael Zelkind	-	-	13,334	26,666	$4,467	$8,934
Robert Kautz	-	-	-	150,000	-	$603,000

(a)	Based on the last reported sale price of the common stock on the New York Stock Exchange on March 31, 2006 ($13.56) less the option exercise price.

Compensation of Directors

Each director who is not an officer of or otherwise employed by us receives $2,500 per month, plus $750 for each board meeting attended. Such non-employee directors also receive $250 for each committee meeting attended or $350 for each committee meeting attended as committee chairperson ($700 for the audit committee chairperson). In addition, the Company’s stock option plan provides that each non-employee director receives an annual grant of a non-qualified option to purchase 3,000 shares of our common stock with a per share exercise price equal to the fair market value (as determined pursuant to the stock option plan).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Messrs. Flamholtz, Glascott, and Holen. None of these individuals has at any time been an officer or employee of the Company. During fiscal 2006 and the transition quarter ended March 31, 2005, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

Employment Agreements with Executive Officers

On November 14, 2005, the Company announced the appointment of Robert Kautz as Executive Vice President and Chief Financial Officer of the Company. In connection with this appointment, the Company and Mr. Kautz entered into an employment agreement (the “Agreement”) dated November 11, 2005. The Agreement provides that Mr. Kautz’s salary is $400,000 per year, subject to increase at the discretion of the Company and the Compensation Committee of the Board of Directors, and that he is eligible for an annual bonus of up to 50% of his salary. Mr. Kautz received an initial grant of 150,000 nonqualified stock options. Upon a termination during the five-year term of the Agreement either by the Company without cause or by Mr. Kautz upon the Company failing to cure a material breach of the Agreement after notice, Mr. Kautz is entitled to a payment equal to 12 months of his salary and the vesting of any unvested options from his initial grant. Upon a termination during the term of the Agreement either by the Company for cause or by Mr. Kautz for any other reason, Mr. Kautz is not entitled to any termination payment and all of his unvested options shall be forfeited.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 28, 2007, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise noted, the address of each person listed is in care of 99¢ Only Stores, 4000 Union Pacific Avenue, City of Commerce, California 90023.

Names and Addresses	Number of Shares(a)	Percent Of Class (a)
David Gold (b)(d)(e)	15,864,832	22.6%
Sherry Gold (c)(d)(e)	15,864,832	22.6%
Howard Gold (d)(e)	9,225,600	13.2%
Jeff Gold (d)(e)	9,225,600	13.2%
Eric and Karen Schiffer (d)(e)	9,300,606	13.3%
Au Zone Investments #3, LLC (e)	6,860,124	9.8%
Akre Capital Management, LLC (f)	6,911,295	9.9%
Primecap Management Company (g)	5,154,700	7.4%
Dimensional Fund Advisors LP (h)	4,937,363	7.1%
Marvin Holen (i)	62,000	*
Lawrence Glascott (j)	53,835	*
Eric Flamholtz (k)	2,000	*
Thomas Unterman (l)	2,000	*
Rob Kautz (m)	50,000	*
All of the Company’s current executive officers and directors as a group, 9 persons (n)	23,206,101	33.1%

*	Less than 1%
(a)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that currently are exercisable or exercisable within 60 days of February 28, 2007 are deemed outstanding.

(b)	Includes 4,502,354 shares owned by Sherry Gold, David Gold’s spouse.
(c)	Includes 4,502,354 shares owned by David Gold, Sherry Gold’s spouse.
(d)	Includes 6,860,124 shares controlled through Au Zone Investments #3, LLC.
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

(f)	This information is based on a Schedule 13G filed by Akre Capital Management, LLC, 2 West Marshall Street, Middleburg, Virginia 20118, on February 13, 2007.
(g)	This information is based on a Schedule13G/A filed by Primecap Management Company, 225 South Lake Avenue #400, Pasadena, CA 91101, on February 14, 2007.
(h)	This information is based on a Schedule 13G/A filed by Dimensional Fund Advisors LP, 1299 Ocean Avenue, Santa Monica, California 90401, on February 9, 2007.
(i)	Includes 48,503 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before April 29, 2007.

(j)	Includes 48,503 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before April 29, 2007.
(k)	Includes 2,000 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before April 29, 2007.
(l)	Includes 2,000 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before April 29, 2007.
(m)	Includes 50,000 shares of common stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or before April 29, 2007
(n)
Includes (i) 4,502,354 shares owned by Sherry Gold, the spouse of David Gold, and (ii) 6,860,124 shares controlled through Au Zone Investments #3, LLC, and (iii) 151,006 shares of common stock reserved for issuance upon exercise of stock option, which are currently exercisable.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis and are in negotiation for renewal. Rental expense for these facilities was approximately $2.1 million in calendar years 2003, 2004 and fiscal 2006. Rental expense for these facilities was approximately $0.5 million for the three months ended March 31, 2005. The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are equivalent to a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company agrees to such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it could be forced to relocate or close the leased store.

In addition, one of the Company’s former directors, Ben Schwartz, who resigned in the quarter ended March 31, 2005 was a trustee of a trust that owns a property on which a single 99¢ Only Store is located. Rent expense on this store amounted to $0.3 million in 2003 and 2004. Rent expense on this store was $46,000 for the three months ended March 31, 2005 and $0.2 million for the year ended March 31, 2006.

In 2004, the Company engaged Boris Zelkind, a partner in the law firm of Zelkind and Schakelford LLP and the brother of Michael Zelkind, the Company's former Executive Vice President of Supply Chain and Merchandizing, to perform various legal services. The Company paid Zelkind and Schakelford LLP less than $60,000 in fiscal 2004 and $94,000 in the fiscal year ended March 31, 2006. No payments were made for the three months ended March 31, 2005.

Prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements.  The Company was potentially contingently liable for lease payments totaling up to $1.1 million as of March 31, 2006, as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases. As of June 2006 one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold. The Company and the plaintiffs in the two remaining cases have agreed on a tentative settlement of the cases, pursuant to which the Company would be responsible for an aggregate payment of $150,000. This settlement has not yet been reduced to writing or approved by the Court. The Company anticipates full reimbursement of any such settlement payment or other obligation in connection with these cases under the guarantees of David and Sherry Gold. As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005.

Item 14. Principal Accountant Fees and Services

For the fiscal year ended March 31, 2006, the three months ended March 31, 2005 and the year ended December 31, 2004, the Company’s principal accountants billed the aggregate fees set forth below for work performed for the periods indicated.

	Year Ended March 31, 2006	Period Ended March 31, 2005	Year Ended December 31 2004
Audit Fees (a)	$2,760,000	$829,000	$2,346,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-

(a)
Includes fees necessary to perform an audit or quarterly review in accordance with the standards of the Public Company Accounting Oversight Board (United States) and fees for services that generally only the independent registered public accounting firm can reasonable provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission. The amount also includes fees related to BDO Seidman, LLP’s attestation of the Company’s internal control over financial reporting as of March 31, 2006 and the Company’s former principal accountant, Deloitte & Touche LLP, for its attestation of the Company’s internal control over financial reporting as of December 31, 2004. Three months ended March 31, 2006 is the “stub-period” due to the change from calendar year-end December 31 reporting to fiscal year-end March 31 reporting. Audit fees paid during the “stub-period” were paid to BDO Seidman LLP.

The Audit Committee has considered whether the provision of non-audit services by our principal accountant is compatible with maintaining auditor independence and determined that it is. Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The Audit Committee has adopted a policy filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 39 of this Form 10-K.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b) The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended March 31, 2006
Allowance for doubtful accounts	$189	77	129	$137
Inventory reserve	$6,849	2,840	925	$8,764
Tax valuation allowance	$4,766	751	-	$5,517
For the three months ended March 31, 2005
Allowance for doubtful accounts	$268	-	79	$189
Inventory reserve	$4,997	1,852	-	$6,849
Tax valuation allowance	$4,607	159	-	$4,766
For the year ended December 31, 2004
Allowance for doubtful accounts	$143	125	-	$268
Inventory reserve	$1,711	3,610	324	$4,997
Tax valuation allowance	$3,900	707	-	$4,607
For the year ended December 31, 2003
Allowance for doubtful accounts	$149	-	6	$143
Inventory reserve	$1,522	189	-	$1,711
Tax valuation allowance	$3,900	-	-	$3,900

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Indemnification Agreement and Schedule of Indemnified Parties.(1)
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (4)
10.5	[Reserved]
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.7
Lease for 6161 Atlantic Boulevard, Maywood, California, dated November 11, 1985, by and between the Registrant as Lessee and David and Sherry Gold, among others, as Lessors (“6161 Atlantic Blvd. Lease”).(1)

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
10.13
Lease for 1514 North Main Street, Santa Ana, California, dated as of November 12, 1993, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord, as amended.(1)

10.14
Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of July 1, 1993, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended; and lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of December 1, 1995, by and between the Registrant as Tenant and David and Sherry Gold as Landlord (“6121 Wilshire Blvd. Lease”), as amended.(1)

10.15	Lease for 8625 Woodman Avenue, Arleta, California, dated as of July 8, 1993, by and between the Registrant as Tenant and David and Sherry Gold as Landlord (“8625 Woodman Avenue Lease”).(1)
10.16
Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant (“2566 East Florence Avenue Lease”), as amended .(1)

10.17	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18	[Reserved]
10.19	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California dated February 14, 1995, as amended.*(a)
10.20	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(6)
10.21	Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(6)
10.22	Agreement with Gold family and affiliates related to nonpayment of rent increases*
10.23	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)
10.24
Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)

10.25
Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)

10.26
Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)

10.27	Lease for 955 West Sepulveda, Los Angeles, California, dated as of July 17, 1995, by and between Schwartz Investment Co., as successor to VAT Partners II, as Landlord and the Company as Tenant.(2)
10.28	Stanton Associates Engagement (4)
10.29	Robert Kautz Employment Agreement(5)
10.30	Second Amendment to 6161 Atlantic Blvd. Lease, dated January 1, 2005.*

23.1	Consent of BDO Seidman, LLP*
23.2	Consent of Deloitte & Touche LLP*
23.3	Consent of PricewaterhouseCoopers LLP*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
* Filed herewith
(1) Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 26, 1996.
(2) Incorporated by reference from the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.
(3) Incorporated by reference from the Company’s Amendment No. 2 to Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on May 21, 1996.
(4) Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 9, 2005.
(5) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 17, 2005.
(6) Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on May 3, 1996.
(a) Includes correction of previously filed Exhibit 10.19

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

Signature	Title	Date

/s/ David Gold
David Gold	Chairman of the Board	April 2, 2007

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director	April 2, 2007

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	April 2, 2007

/s/ Robert Kautz
Robert Kautz	Chief Financial Officer (Principal financial officer and principal accounting officer)	April 2, 2007

/s/ Eric Flamholtz
Eric Flamholtz	Director	April 2, 2007

/s/ Lawrence Glascott
Lawrence Glascott	Director	April 2, 2007

/s/ Marvin L. Holen
Marvin L. Holen	Director	April 2, 2007

/s/ Thomas Unterman
Thomas Unterman	Director	April 2, 2007