Form 10-Q
period 2006-06-30
99 CENTS ONLY STORES
filed 2007-04-26
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 69,941,719 Shares as of March 31, 2007

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

EXPLANATORY NOTE REGARDING DATE OF FILING AND SUBSEQUENT EVENT ANALYSIS

The consolidated financial statements as of and for the period ended June 30, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of June 30, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to June 30, 2006 through the issuance date of these consolidated financial statements.

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	June 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$10,713	$4,958
Short-term investments	118,802	117,623
Accounts receivable, net of allowance for doubtful accounts of $131 and $137 as of June 30, 2006 and March 31, 2006, respectively	2,111	3,193
Income taxes receivable	9,429	8,797
Deferred income taxes	30,638	30,638
Inventories	143,117	139,901
Other	7,109	5,426
Total current assets	321,919	310,536
PROPERTY AND EQUIPMENT, at cost:
Land	61,452	59,890
Buildings	82,416	80,685
Building improvements	36,472	35,598
Leasehold improvements	116,286	113,110
Fixtures and equipment	83,084	80,467
Transportation equipment	4,116	4,116
Construction in progress	15,903	18,412
Total property and equipment	399,729	392,278
Accumulated depreciation and amortization	(140,974)	(132,944)
Total net property and equipment	258,755	259,334

OTHER ASSETS:
Long-term deferred income taxes	9,672	9,672
Long-term investments in marketable securities	34,194	34,270
Deposits and other assets	13,814	14,896
Total other assets	57,680	58,838
TOTAL ASSETS	$638,354	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$38,723	$38,332
Accrued expenses:
Payroll and payroll-related	6,765	5,960
Sales tax	3,073	3,981
Other	20,948	16,489
Workers’ compensation	43,470	44,225
Current portion of capital lease obligation	53	74
Construction loan, current	7,206	-
Total current liabilities	120,238	109,061

LONG-TERM LIABILITIES:
Deferred rent	7,350	7,734
Deferred compensation liability	3,392	3,513
Construction loan, non-current	-	6,174
Capital lease obligation, net of current portion	686	700
Total long-term liabilities	11,428	18,121

COMMITMENTS AND CONTINGENCIES:	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,912,805 shares at June 30, 2006 and 69,569,150 shares at March 31, 2006	218,992	215,702
Retained earnings	287,680	285,823
Other comprehensive income	16	1
Total shareholders’ equity	506,688	501,526
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$638,354	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2006 AND 2005
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
NET SALES:
99¢ Only Stores	$254,001	$234,449
Bargain Wholesale	9,613	10,230
Total sales	263,614	244,679
COST OF SALES (excluding depreciation and amortization expense shown separately below)	163,724	152,973
Gross profit	99,890	91,706
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	91,707	76,960
Depreciation and amortization	8,042	7,726
Total Selling, General and Administrative Expenses	99,749	84,686
Operating income	141	7,020
OTHER (INCOME) EXPENSE:
Interest income	(2,144)	(947)
Interest expense	151	15
Other	(51)	-
Total other income	(2,044)	(932)
Income before provision for income taxes	2,185	7,952

Provision for income taxes	328	2,916

NET INCOME	$1,857	$5,036

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,684	69,549
Diluted	69,877	69,749

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2006 AND 2005
(Amounts in Thousands)

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,857	$5,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,042	7,726
Gain on disposal of fixed assets	(608)	(280)
Excess tax benefit from share-based payment arrangements	(583)	-
Deferred income taxes	-	(1)
Stock-based compensation expense	1,060	-
Tax benefit from exercise of non qualified employee stock options	928	6
Changes in assets and liabilities associated with operating activities:
Sales of short-term investments, net	-	19,976
Accounts receivable	1,082	173
Inventories	(2,611)	(955)
Other assets	(609)	(1,960)
Deposits	(16)	7
Accounts payable	391	(256)
Accrued expenses	2,077	(2,376)
Accrued workers’ compensation	(755)	1,951
Income taxes	(632)	(4,863)
Deferred rent	(384)	(180)
Net cash provided by operating activities	9,239	24,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,288)	(5,654)
Purchase of investments	(36,863)	(22,396)
Sale and maturity of available for sale securities	35,785	2,401
Net cash used in investing activities	(6,366)	(25,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(35)	(12)
Proceeds from exercise of stock options	1,302	13
Proceeds from the consolidation of construction loan	1,032	2,331
Excess tax benefit from share-based payment arrangements	583	-
Net cash provided by financing activities	2,882	2,332
NET INCREASE IN CASH	5,755	687
CASH, beginning of the period	4,958	2,116
CASH, end of the period	$10,713	$2,803

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2006 and notes thereto included in the Company's Form 10-K filed on April 2, 2007. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Nature of Business

99¢ Only Stores (the “Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of June 30, 2006, the Company operated 237 stores with 169, 36, 21, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable products.

Date of Filing and Subsequent Event Analysis

The consolidated financial statements as of and for the period ended June 30, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of June 30, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to June 30, 2006 through the issuance date of these consolidated financial statements.

Change in Fiscal Year

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31. The Board determined this was in the best interests of the Company’s shareholders because this change separates year-end accounting procedures from the Christmas holiday season, helps to enhance operational focus on holiday period execution and reduces fiscal year end costs associated with accounting and audit procedures. Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to the fiscal year ended March 31, 2006. References to “fiscal 2007” refer to the fiscal year ended March 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and/or variable interest entity partnerships required to be consolidated in accordance with GAAP. Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

The Company consolidates partnership entities related to real estate used in the Company’s business operations. These partnerships are consolidated after the transactions actually occur. Presenting financial information one quarter after the transactions actually occur for these entities is necessary to provide adequate time to obtain and convert the results to United States GAAP and to provide quality and accurate information to the users of the Company’s financial statements.

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

Investments

The Company’s investments in debt and equity securities are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less. Investment securities are recorded as required by Statement of Financial Accounting Standards Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

All securities that were acquired on or before December 31, 2004 were previously classified as trading securities. Commencing January 1, 2005, management modified its investment practices and securities acquired after this date were classified as available for sale. On December 30, 2005, the Company’s Board of Directors formally approved a change in corporate investment policy and all existing securities were reclassified from trading to available for sale on the next business day, January 2, 2006.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Statement of Shareholders’ Equity. A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value. Such an impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

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

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of June 30, 2006 and 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.4 million and $3.6 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Owned buildings and improvements	Lesser of 30 years or the estimated useful life of the improvement
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	3-5 years
Transportation equipment	3-5 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during the three months ended June 30, 2006 and 2005.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. In March 2005, the Securities Exchange Commission (“SEC”) issued SAB No. 107, “Share-Based Payment” (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provision of SAB 107 in its adoption of SFAS No. 123(R).

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense for the three months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company has estimated the fair value for each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirement of SFAS No. 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made.

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

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, stock-based compensation expense and other corporate administrative costs).

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability in its financial reports for June 30, 2006 and March 31, 2006 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.0 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively.

Statements of Cash Flows

Non-cash investing activities included $2.3 million and $0.1 million in fixed assets purchased on account for the three months ended June 30, 2006 and 2005, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	June 30, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$36,533	$-	$-	$36,533
Auction rate securities	21,101	2	(1)	21,102
Municipal bonds	58,138	54	(104)	58,088
Asset-backed securities	13,455	13	(275)	13,193
Corporate securities	23,743	405	(68)	24,080
	$152,970	$474	$(448)	$152,996

Reported as:
Short-term investments				$118,802
Long-term investments in marketable securities				34,194
				$152,996

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$41,094	$1	$-	$41,095
Auction rate securities	18,727	2	-	18,729
Municipal bonds	56,233	47	(100)	56,180
Asset-backed securities	12,093	5	(180)	11,918
Corporate securities	23,744	275	(48)	23,971
	$151,891	$330	$(328)	$151,893

Reported as:
Short-term investments				$117,623
Long-term investments in marketable securities				34,270
				$151,893

As stated in Note 1 to Consolidated Financial Statements, there were securities classified as trading securities up to the end of December 2005. Holding gains and losses were recognized in the appropriate reporting period. The cumulative recognized holding net losses since the purchase of the securities originally classified as trading and still held were $943,000 and $985,000 as of June 30, 2006 and March 31, 2006, respectively. Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $26,000 and $2,000 as of June 30, 2006 and March 31, 2006, respectively. The tax effected unrealized gains are included in other comprehensive income. The tax effected changes in net unrealized holding gains on available for sale securities are $15,000 and $2,000 for the three months ended June 30, 2006 and June 30, 2005, respectively.

Realized gains from sales of available for sale securities were $41,000 for the three months ended June 30, 2006. The realized gain from sales of available for sale securities for the three months ended June 30, 2005 was immaterial. The realized net holding loss that relates to trading securities still held at period end was $131,000 for the three months ended June 30, 2005.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of June 30, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$73,113	$73,339
Due after one year through five years	32,920	32,744
Due after five years	1,467	1,450
	$107,500	$107,533

3.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended June 30,

	2006	2005
Net income	$1,857	$5,036
Unrealized holding gains on marketable securities, net of tax effects	15	2
Total comprehensive income	$1,872	$5,038

4.	Earnings Per Share

“Basic” earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the three months ended June 30, 2006 and 2005 follows:

	Three Months Ended June 30,
	2006	2005
	(Amounts in thousands)
Weighted average number of common shares outstanding-basic	69,684	69,549
Dilutive effect of outstanding stock options	193	200
Weighted average number of common shares outstanding-diluted	69,877	69,749

Potentially dilutive stock options of 5.1 million and 4.1 million shares for the three months ended June 30, 2006 and 2005, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.	Stock-Based Compensation

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,285,000 were available as of June 30, 2006 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. The plan will expire in 2011.

The Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited consolidated statement of income for the three months ended June 30, 2006 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,
	2006	2005
Risk-free interest rate	4.9%	3.9%
Expected life (in years)	4.62	5.4
Expected volatility	42%	50%
Expected dividend yield	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term. Expected life represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms and expectations of future employee behavior. Expected stock price volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility of actively trade options of the Company’s stock. Prior to fiscal 2007, the Company used only historical price volatility for the purposes the Company’s pro forma information. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock Option Activity

Option activity under the Company’s stock option plan in the three months ended June 30, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—at the beginning of the period	4,532,000	$19.49
Granted	2,852,000	$10.39
Exercised	(344,000)	$3.79		$2,320,000
Cancelled	(99,000)	$19.55
Outstanding at the end of the period	6,941,000	$16.53	7.41	$1,114,000
Exercisable at the end of the period	3,606,000	$21.57		$586,000

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $4.36 and zero, respectively. There were no stock options granted during the three months ended June 30, 2005.

The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

The aggregate pretax intrinsic values of options outstanding and exercisable were calculated based on the Company’s closing stock price on the last trading day of its first quarter of fiscal 2007. These amounts change based upon changes in the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised for the three months ended June 30, 2005 was $25,000.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.35 - $5.50	111,000	0.82	$5.22	111,000	$5.22
$5.51 - $8.70	1,000	1.05	$6.53	1,000	$6.53
$8.71 - $15.75	3,306,000	9.28	$10.47	270,000	$11.47
$15.76 - $22.50	2,181,000	5.52	$18.31	1,885,000	$18.37
$22.51- $35.00	1,342,000	6.43	$29.49	1,339,000	$29.49
	6,941,000	7.41	$16.53	3,606,000	$21.57

For the three months ended June 30, 2006, the Company incurred a non-cash stock-based compensation expense of $1.1 million, which was recorded as operating expense.

Non-vested Stock Option Activity

Non-vested shares as of June 30, 2006, and activities during the three months ended June 30, 2006 were as follows:

	Shares	Fair Value
Nonvested at the beginning of the period	1,063,000	$9.02
Granted	2,852,000	$4.36
Vested	(542,000)	$10.69
Forfeited	(38,000)	$6.53
Nonvested at the end of the period	3,335,000	$4.79

As of June 30, 2006, there was $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $5.8 million and $10.2 million, respectively.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three months ended June 30, 2005 (amounts in thousands):

Three Months Ended June 30, 2005
Net income, as reported	$5,036
Additional compensation expense	1,278
Pro forma net income	$3,758
Earnings per share:
Basic-as reported	$0.07
Basic-pro forma	$0.05
Diluted-as reported	$0.07
Diluted-pro forma	$0.05

6.	Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of June 30, 2006, this entity had $9.2 million in assets and $7.3 million in liabilities, including a bank construction loan for $7.2 million. As of March 31, 2006, this entity had $8.2 million in assets and $6.2 million in liabilities, including a bank construction loan for $6.2 million. These amounts are shown on the Company’s consolidated balance sheets as of June 30, 2006 and March 31, 2006.

The Company had an interest in two partnerships which the Company consolidated at December 31, 2004, March 31, 2006 and June 30, 2006 as a result of FIN 46(R) which is discussed in Note 7 to Consolidated Financial Statements. The assets of the partnerships consisted of real estate with a carrying value of approximately $3.0 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and June 30, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

7.	New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disburse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities, as described above in Note 6 to Consolidated Financial Statements. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6 to Consolidated Financial Statements). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in the fiscal year beginning April 1, 2007. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 as of April 1, 2005, the beginning of fiscal 2006. The Company has, in accordance with the transition provision of the SAB 108, recorded reclassification, within the equity section of the consolidated balance sheet for fiscal year ended March 31, 2006, of approximately $2.1 million, net of the related tax effect.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

8.	Commitments and Contingencies

Credit Facilities

The Company recognized a bank construction loan in a partnership of $7.2 million and $6.2 million as a result of the consolidation of a variable interest partnership entity as of June 30, 2006 and March 31, 2006, respectively. In May 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center. See Note 6 to Consolidated Financial Statements for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5% (8.75% at June 30, 2006), with an initial maturity date of December 1, 2006 that may be extended for up to 12 months at the partnership’s option. The partnership may also, at its option, upon completion of construction and meeting certain terms and conditions, convert the construction loan to an amortizing term loan maturing December 1, 2016. On December 1, 2006, the partnership exercised its first option to extend the loan for six months through May 1, 2007. For the three months ended June 30, 2006, the partnership paid interest costs in the amount of $0.1 million and no interest was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan. The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At June 30, 2006 and March 31, 2006, the Company had recorded a liability of $43.5 million and $44.2 million, respectively, for estimated workers’ compensation claims. The Company intends to conduct an actuarial study each quarter in fiscal 2007 to enhance the accuracy of its estimates for workers’ compensation liability. The Company has limited self-insurance exposure and had recorded a liability of $47,000 for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada as of June 30, 2006.

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

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional amount of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. On August 9, 2006, the parties agreed upon a settlement under which the Company would pay Gillette the sum of $540,000 in full settlement of this lawsuit and dispute. The parties subsequently entered into a written settlement agreement and the Company paid the $540,000 settlement amount to Gillette. This amount was accrued as of March 31, 2006 and June 30, 2006.

 Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company had reserves for this matter at March 31, 2006 and June 30, 2006 of $2.2 million and the payment was made in December 2006.
.
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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and June 30, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court). On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees. The lawsuit alleges the failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest. The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above. The parties are currently litigating whether this matter and the Vargas action should be coordinated. See the Vargas matter described above for reserves pertaining to this matter and a description of settlement status.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three months ended June 30, 2006 and 2005 follows (amounts in thousands):

	Three Months Ended June 30,
Revenues	2006	2005
Retail	$254,001	$234,449
Wholesale	9,613	10,230
Total sales	263,614	244,679

Gross Profit
Retail	$98,014	$89,642
Wholesale	1,876	2,064
Total gross profit	$99,890	$91,706

Operating expenses	91,707	76,960
Depreciation and amortization	8,042	7,726
Interest income	(2,144)	(947)
Interest expense	151	15
Other income	(51)	-
Income before provision for income taxes	$2,185	$7,952

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is a deep-discount retailer of primarily consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the three months ended June 30, 2006, the Company had net sales of $263.6 million, operating income of $0.1 million, and net income of $1.9 million. Net sales increased 7.7%, operating income decreased 98.0% and net income decreased 63.1%, respectively, for the three months ended June 30, 2006 compared to the same period in 2005. The increase in sales was primarily due to five new store openings since the end of fiscal 2006, the full quarter effect of seven new stores opened in fiscal 2006 and growth in same-store-sales.

In fiscal 2007, the Company continued to expand its store base with 19 store openings for the year in California, Texas, Nevada and Arizona. In fiscal 2008, the Company intends to increase its store opening growth rate to approximately 15.0 percent from 8.2 percent in fiscal 2007. As in fiscal 2007, the Company believes that near term growth in 2008 will result from new store openings in its existing territories and increases in same-store-sales. The Company is now targeting locations between 15,000 and 19,000 gross square feet.

On December 30, 2005, the Company changed its fiscal year-end from December 31 to March 31 (see “Notes to Consolidated Financial Statements”). Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” related to the year ended March 31, 2006. References to “2007” or “fiscal 2007” refer to the period from April 1, 2006 to March 31, 2007, references to “2008” or “fiscal 2008” refer to the period from April 1, 2007 to March 31, 2008, and so forth.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting the Company’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $12.9 million and $9.3 million for the three months ended June 30, 2006 and 2005, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling, General and Administrative Expenses: Selling, general, and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, stock-based compensation expense and other corporate administrative costs). Depreciation and amortization is also included in selling, general and administrative expenses.

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases and construction loan.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales: (percentages may not add up due to rounding)

	Three Months Ended June 30,
	2006	2005
NET SALES:
99¢ Only Stores	96.4%	95.8%
Bargain Wholesale	3.6	4.2
Total sales	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	62.1	62.5
Gross profit	37.9	37.5
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	34.8	31.5
Depreciation and amortization	3.1	3.2
Total Selling, General and Administrative Expenses	37.8	34.6
Operating income	0.1	2.9
OTHER (INCOME) EXPENSE:
Interest income	(0.8)	(0.4)
Interest expense	0.1	-
Other	-	-
Total other (income) expense	(0.8)	(0.4)
Income before provision for income taxes	0.8	3.2
Provision for income taxes	0.1	1.2
NET INCOME	0.7%	2.1%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales: Net sales increased $18.9 million, or 7.7%, to $263.6 million for the three months ended June 30, 2006 compared to $244.7 million for the three months ended June 30, 2005. Retail sales increased $19.6 million, or 8.3%, to $254.0 million for the three months ended June 30, 2006 compared to $234.4 million for the three months ended June 30, 2005. The effect of five new stores opened in the first three months of fiscal 2007 increased retail sales by $3.0 million and the full quarter effect of seven new stores opened in fiscal 2006 increased sales by $11.0 million for the three months ended June 30, 2006. In addition, same-store-sales were up 3.6% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a 2.3% increase in transaction counts driven by the Texas stores where sales continued to benefit from an anniversary advertising campaign held in the fourth quarter of fiscal 2006 as well as additional operational improvements made in the first quarter of fiscal 2007. The average ticket size increased to $9.26 from $9.14 due in part to the Easter selling season occurring in the first quarter of 2007 versus in the fourth quarter of 2006. Bargain Wholesale net sales decreased $0.6 million, or 6.0%, to $9.6 million for the three months ended June 30, 2006 compared to $10.2 million for the three months ended June 30, 2005 primarily due to the loss of customers.

Gross Profit: Gross profit increased $8.2 million, or 8.9%, to $99.9 million for the three months ended June 30, 2006 compared to $91.7 million for the three months ended June 30, 2005. As a percentage of net sales, overall gross margin increased slightly to 37.9% for the three months ended June 30, 2006 compared to 37.5% for the three months ended June 30, 2005. As a percentage of retail sales, retail gross margin increased slightly to 38.6% for the three months ended June 30, 2006 compared to 38.2% for the three months ended June 30, 2005. The increase in gross profit percentage was due to 30 basis points decrease in spoilage/shrink to 3.4% for the three months ended June 30, 2006 compared to 3.7% for the three months ended June 30, 2005 due to lower shrink recorded based on physical inventories. In addition, reserves for excess and obsolete inventory decreased 60 basis points for the three months ended June 30, 2006 due to the sales of items previously reserved following a more focused approach to merchandising those items. These decreases were partially offset by a 50 basis point increase in costs of products sold to 58.3% of retail sales for the three months ended June 30, 2006 compared to 57.8% for the three months ended June 30, 2005. Bargain Wholesale gross margin decreased to 19.5 % for the three months ended June 30, 2006 compared to 20.2% for the three months ended June 30, 2005 due to product cost changes.

Operating Expenses: Operating expenses increased by $14.7 million, or 19.2%, to $91.7 million for the three months ended June 30, 2006 compared to $77.0 million for the three months ended June 30, 2005. As a percentage of net sales, operating expenses increased to 34.8% for the three months ended June 30, 2006 from 31.5% for the three months ended June 30, 2005. Retail operating expenses increased $4.5 million between the three months ended June 30, 2006 and 2005, primarily as a result of an increase in retail store labor and related costs due to the opening of five new stores in the first quarter of fiscal 2007 and the full quarter effect of seven new stores opened in fiscal 2006. Corporate operating expenses increased $5.8 million between the three months ended June 30, 2006 and 2005 primarily due to $2.1 million in salaries and benefits for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements, of which $1.1 million was for stock-based compensation. There was no stock-based compensation expense in the three months ended June 30, 2005. The increase in corporate operating expenses is also due to $2.8 million in incremental expense that was incurred as a result of audit fees associated with the audit and review of the Company’s financial statements, and consulting fees associated with Sarbanes-Oxley compliance efforts, including remediation efforts associated with the financial close and reporting processes and the design of procedures to remediate the merchandise inventory management processes. Finally, the increase in total operating expenses was also due to a $3.6 million increase in distribution and transportation costs between the three months ended June 30, 2006 and 2005, primarily due to $1.8 million in temporary labor required to operate the warehouses and to $1.1 million in increased delivery costs due to additional new store locations and higher fuel costs. The prior year quarter operating expenses include $4.2 million in consideration for a forced store closure due a local government eminent domain action for the construction of a new public school compared to $0.7 million in consideration in the three months ended June 30, 2006, a net decrease of $3.5 million. The increases discussed above are offset by a decrease in retail workers’ compensation expenses of $2.8 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting. The remaining change was made up of increases and decreases in other less significant items included in operating expenses. Stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007 and requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.

Depreciation and Amortization: Depreciation and amortization increased $0.3 million, or 4.1%, to $8.0 million for the three months ended June 30, 2006 compared to $7.7 million for the three months ended June 30, 2005 as a result of five new stores opened through June 30, 2006, the full quarter effect of seven new stores opened in fiscal 2006, and additions to existing stores and distribution centers. This resulted in a slight decrease as a percentage of sales to 3.1% from 3.2% primarily due to sales improvements of the Company’s Texas stores.

Operating Income: Operating income decreased $6.9 million to $0.1 million for the three months ended June 30, 2006 compared to $7.0 million for the three months ended June 30, 2005. Operating income as a percentage of net sales decreased from 2.9% for the three months ended June 30, 2005 to 0.1% for the three months ended June 30, 2006.

Other Income (Expense): Other income increased $1.1 million to $2.0 million for the three months ended June 30, 2006 compared to $0.9 million for the three months ended June 30, 2005. The increase was primarily due to higher interest income which increased from $0.9 million for the three months ended June 30, 2005 to interest income of $2.1 million for the three months ended June 30, 2006, due to interest accrued on an eminent domain action and to increasing interest rates and higher investment and cash balances.

Provision for Income Taxes: The provision for income taxes was $0.3 million for the three months ended June 30, 2006 compared to $2.9 million for the three months ended June 30, 2005, due to the decrease in pre-tax income and a lower effective tax rate. The effective rate of the provision for income taxes was approximately 28.3% and 36.7% for the three months ended June 30, 2006 and 2005, respectively. Additionally, for the three months ended June 30, 2006, the Company recorded a discrete tax benefit of approximately $0.3 million, due to additional prior period income tax credits that were identified during the quarter, which resulted in a net tax provision of approximately $0.3 million.

Net Income: As a result of the items discussed above, net income decreased $3.1 million, or 63.1%, to $1.9 million for the three months ended June 30, 2006 compared to $5.0 million for the three months ended June 30, 2005. Net income as a percentage of net sales was 0.7% and 2.1% for three months ended June 30, 2006 and 2005, respectively.

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

Net cash provided by operations during the three months ended June 30, 2006 and 2005 was $9.2 million and $24.0 million, respectively, consisting primarily of $10.7 million and $12.5 million, respectively, of net income adjusted for non-cash items. During the three months ended June 30, 2006 and 2005, the Company used cash of $0.4 million and $6.3 million, respectively, in working capital and other activities. Net cash used in working capital activities primarily reflects increase in inventories partially offset by increase in accrued expenses and decrease in accounts receivable during the three months ended June 30, 2006. Net cash used in working capital activities primarily reflects increase in income taxes receivable and decrease in accrued liabilities partially offset by increase in accrued workers’ compensation during the three months ended June 30, 2005. Finally, proceeds from sales of trading securities, net of purchases were zero and $20.0 million for the three months ended June 30, 2006 and 2005, respectively.

Net cash used in investing activities during the three months ended June 30, 2006 and 2005 was $6.4 million and $25.6 million, respectively. In the three months ended June 30, 2006 and 2005, the Company used $5.3 million and $5.7 million, respectively, for the purchase of property and equipment. In addition, the Company purchased $36.9 million and sold $35.8 million of investments during the three months ended June 30, 2006. The Company purchased $22.4 million and sold $2.4 million of investments during the three months ended June 30, 2005.

Net cash provided by financing activities during the three months ended June 30, 2006 was $2.9 million, which includes the proceeds of a bank loan of $1.0 million (See Note 8 to Consolidated Financial Statements). Cash provided by financing activities during the three months ended June 30, 2005 was $2.3 million. The Company received $1.3 million and $13,000, respectively, from the exercise of non-qualified stock options during the three months ended June 30, 2006 and 2005. Excess tax benefit on the exercise of stock options was $0.6 million and zero during the three months ended June 30, 2006 and June 30, 2005, respectively.

During fiscal 2007, the Company continued to expand its store base with 19 store openings for the year in California, Texas, Nevada and Arizona. In addition, the Company purchased additional properties during fiscal 2007 for future store expansion during fiscal 2008 or beyond. The Company estimates that total capital expenditures in fiscal year 2007 were approximately $55.0 million to $60.0 million and relate principally to the projects described in this paragraph. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of June 30, 2006.

Contractual obligations	Total	Less than 1 Year (a)	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$752	$52	$116	$138	$446
Operating lease obligations	169,318	32,777	57,094	38,343	41,104
Deferred compensation liability	3,392	-	-	-	3,392
Construction loan	7,206	7,206	-	-	-
Interest on Construction loan	525	525	-	-	-
Total	$181,193	$40,560	$57,210	$38,481	$44,942

(a) For the remaining months in fiscal 2007.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which will expire at various dates through 2021. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended June 30, 2006 and 2005 were $12.2 million and $11.8 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of June 30, 2006, this entity had $9.2 million in assets and $7.3 million in liabilities, including a bank construction loan for $7.2 million, which is shown on the Company’s consolidated balance sheet as of June 30, 2006.

The Company had an interest in two partnerships which the Company consolidated at June 30, 2005, March 31, 2006 and June 30, 2006 as a result of FIN 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $3.0 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and June 30, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

Seasonality and Quarterly Fluctuations

The Company had historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Christmas, Easter and Halloween seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the quarter ended December 31. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disburse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6 to Consolidated Financial Statements). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in the fiscal year beginning April 1, 2007. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB’s Emerging Issue Task Force (“EITF”) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal year 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company early-adopted SAB 108 as of April 1, 2005, the beginning of fiscal 2006. The Company has, in accordance with the transition provision of the SAB 108, recorded reclassification, within the equity section of the consolidated balance sheet for fiscal year ended March 31, 2006, of approximately $2.1 million, net of the related tax effect.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At June 30, 2006, the Company had $153.0 million in securities maturing at various dates through May 2040, with approximately 78% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At June 30, 2006, the fair value of investments approximated the carrying value. Based on the investments outstanding at June 30, 2006, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.5 million or 0.3%.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in accounting and financial reporting and the material weaknesses in merchandise inventory management and accounting, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”), the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

 During the quarter ended June 30, 2006, the Company took certain steps that materially affected or are reasonably likely to materially affect the Company’s internal control over financing reporting, as described below.

The Company completed additional documentation and evaluation of its internal control over financial reporting subsequent to March 31, 2006. Based on the additional work, the Company developed and began executing its plan to remediate the material weakness in accounting and financial reporting summarized in its 2006 Form 10-K.

The Company also completed the design and began implementation of additional controls in the area of merchandise inventory management and accounting, as follows. In April 2006, the Company engaged a national retail consulting firm to assist with developing and implementing comprehensive inventory transaction control procedures that represent a critical step in the Company’s plans to maintain perpetual inventories at all of its merchandise warehouses as well as to more fully control shipments to and receipts of goods at the stores and transfers between the stores and distribution centers. Designs for these inventory management processes have been completed, and implementation has begun for this project that management believes will ultimately result in full remediation of the Company’s material weaknesses in merchandise inventory management and accounting.

The Company also took the following additional steps during the quarter ended June 30, 2006:

Control Environment.

(i)
The Company hired additional qualified personnel in the accounting and finance department, including a Vice President, Finance and Treasury, who replaced temporary personnel and consultants in various roles.

Accounting Policies/Financial Operations/Closing and Reporting Processes.

(i)
In May 2006, the Company conducted an extensive reengineering of its financial close and reporting process allowing it to provide preliminary management reports within 10 business days after the end of a period.

(ii)	In June 2006, the Company designed and implemented revisions to its chart of accounts to enhance its accounting processes and facilitate improved budget to actual reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Gillette Company vs. 99¢ Only Stores (Los Angeles Superior Court). The lawsuit arose out of a dispute over the interpretation of an alleged contract between the parties, with Gillette alleging that the Company owed Gillette an additional amount of approximately $2.0 million (apart from approximately $1.0 million already paid to Gillette for product purchases), together with pre-judgment interest at ten-percent per annum from the December 1998 date of the agreement. On August 9, 2006, the parties agreed upon a settlement under which the Company would pay Gillette the sum of $540,000 in full settlement of this lawsuit and dispute. The parties subsequently entered into a written settlement agreement and the Company paid the $540,000 settlement amount to Gillette. This amount was accrued as of March 31, 2006 and June 30, 2006.

 Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company had reserves for this matter at March 31, 2006 and June 30, 2006 of $2.2 million and the payment was made in December 2006.

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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and June 30, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court). On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees. The lawsuit alleges the failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest. The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above. The parties are currently litigating whether this matter and the Vargas action should be coordinated. See the Vargas matter described above for reserves pertaining to this matter and a description of settlement status.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A.   Risk Factors

Reference is made to Item 1A. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2006, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through June 30, 2006.

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

99¢ ONLY STORES
Date: April 26, 2007	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer