Form 10-Q
period 2006-09-30
99 CENTS ONLY STORES
filed 2007-05-02
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value 69,941,719 Shares as of March 31, 2007

99¢ ONLY STORES
Form 10-Q

EXPLANATORY NOTE REGARDING DATE OF FILING AND SUBSEQUENT EVENT ANALYSIS

The consolidated financial statements as of and for the period ended September 30, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of September 30, 2006.  In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to September 30, 2006 through the issuance date of these consolidated financial statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$1,087	$4,958
Short-term investments	126,300	117,623
Accounts receivable, net of allowance for doubtful accounts of $157 and $137 as of September 30, 2006 and March 31, 2006, respectively	2,051	3,193
Income taxes receivable	12,113	8,797
Deferred income taxes	30,638	30,638
Inventories	133,507	139,901
Other	8,189	5,426
Total current assets	313,885	310,536
PROPERTY AND EQUIPMENT, at cost:
Land	61,452	59,890
Buildings	82,450	80,685
Building improvements	36,861	35,598
Leasehold improvements	119,080	113,110
Fixtures and equipment	86,367	80,467
Transportation equipment	4,156	4,116
Construction in progress	22,072	18,412
Total property and equipment	412,438	392,278
Accumulated depreciation and amortization	(149,066)	(132,944)
Total net property and equipment	263,372	259,334

OTHER ASSETS:
Long-term deferred income taxes	9,672	9,672
Long-term investments in marketable securities	27,897	34,270
Deposits and other assets	14,716	14,896
Total other assets	52,285	58,838
TOTAL ASSETS	$629,542	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	March 31,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$31,253	$38,332
Accrued expenses:
Payroll and payroll-related	6,565	5,960
Sales tax	4,450	3,981
Other	17,579	16,489
Workers’ compensation	42,483	44,225
Current portion of capital lease obligation	54	74
Construction loan	7,206	-
Total current liabilities	109,590	109,061

LONG-TERM LIABILITIES:
Deferred rent	7,340	7,734
Deferred compensation liability	3,658	3,513
Construction loan, non-current	-	6,174
Capital lease obligation, net of current portion	672	700
Total long-term liabilities	11,670	18,121

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,915,308 shares at September 30, 2006 and 69,569,150 shares at March 31, 2006	220,459	215,702
Retained earnings	287,675	285,823
Other comprehensive income	148	1
Total shareholders’ equity	508,282	501,526
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$629,542	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2006 AND 2005
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
NET SALES:
99¢ Only Stores	$251,769	$235,902	$505,770	$470,351
Bargain Wholesale	9,333	10,122	18,946	20,352
Total sales	261,102	246,024	524,716	490,703
COST OF SALES (excluding depreciation and amortization expense shown separately below)	159,134	154,012	322,858	306,985
Gross profit	101,968	92,012	201,858	183,718
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	95,583	83,631	187,290	160,591
Depreciation and amortization	8,097	7,911	16,139	15,637
Total Selling, General and Administrative Expenses	103,680	91,542	203,429	176,228
Operating income (loss)	(1,712)	470	(1,571)	7,490
OTHER (INCOME) EXPENSE:
Interest income	(1,879)	(1,306)	(4,023)	(2,253)
Interest expense	225	15	376	30
Other	(51)	(23)	(102)	(23)
Total other income	(1,705)	(1,314)	(3,749)	(2,246)
Income (loss) before provision for income taxes	(7)	1,784	2,178	9,736
Provision for income tax expense (benefit)	(2)	655	326	3,571
NET INCOME (LOSS)	$(5)	$1,129	$1,852	$6,165

EARNINGS PER COMMON SHARE:
Basic	$0.00	$0.02	$0.03	$0.09
Diluted	$0.00	$0.02	$0.03	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,914	69,552	69,799	69,550
Diluted	69,914	69,733	69,975	69,741

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2006 AND 2005
(Amounts in Thousands)

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,852	$6,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,139	15,637
Loss on disposal of fixed assets	287	84
Excess tax benefit from share-based payment arrangements	(585)	-
Deferred income taxes	(97)	(1)
Stock-based compensation expense	2,515	-
Tax benefit (expense) from exercise of non qualified employee stock options	928	(4)
Changes in assets and liabilities associated with operating activities:
Sales of short-term investments, net	-	20,566
Accounts receivable	1,142	1,445
Inventories	6,394	(14,277)
Other assets	(2,518)	(740)
Deposits	72	169
Accounts payable	(7,079)	25,227
Accrued expenses	(107)	158
Accrued workers’ compensation	(1,742)	3,888
Income taxes	(3,316)	(7,213)
Deferred rent	(394)	(444)
Net cash provided by operating activities	13,491	50,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,185)	(25,669)
Purchase of investments	(66,501)	(51,361)
Sale and maturity of available for sale securities	64,441	20,321
Net cash used in investing activities	(20,245)	(56,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(48)	(132)
Proceeds from exercise of stock options	1,314	23
Proceeds from the consolidation of construction loan	1,032	5,044
Excess tax benefit from share-based payment arrangements	585	-
Net cash provided by financing activities	2,883	4,935
NET DECREASE IN CASH	(3,871)	(1,114)
CASH, beginning of the period	4,958	2,116
CASH, end of the period	$1,087	$1,002

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

Nature of Business

99¢ Only Stores (the “Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of September 30, 2006, the Company operated 241 stores with 173, 36, 21, and 11 in California, Texas, Arizona, and Nevada, respectively.  The Company is also a wholesale distributor of various consumable products.

Date of Filing and Subsequent Event Analysis

The consolidated financial statements as of and for the period ended September 30, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of September 30, 2006.  In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to September 30, 2006 through the issuance date of these consolidated financial statements.

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

The Company consolidates partnership entities related to real estate used in our business operations.  These partnerships are consolidated after the transactions actually occur.  Presenting financial information one quarter after the transactions actually occur for these entities is necessary to provide adequate time to obtain and convert the results to United States GAAP and to provide quality and accurate information to the users of our financial statements.

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

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 30, 2006 and 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.6 million and $3.5 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during the six months ended September 30, 2006 and 2005.

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

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense for the six months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability in its financial reports for September 30, 2006 and March 31, 2006 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.2 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively.  Advertising expenses were $2.3 million and $1.8 million for the six months ended September 30, 2006 and 2005, respectively.

Statements of Cash Flows

Non-cash investing activities included $2.3 million and zero in fixed assets purchased on account for the six months ended September 30, 2006 and 2005, respectively.

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

2.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 30, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$33,888	$-	$-	$33,888
Auction rate securities	31,780	-	(1)	31,779
Municipal bonds	51,973	83	(45)	52,011
Asset-backed securities	15,435	13	(282)	15,166
Corporate securities	20,874	558	(79)	21,353
	$153,950	$654	$(407)	$154,197

Reported as:
Short-term investments	$126,300
Long-term investments in marketable securities	27,897
$154,197

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$41,094	$1	$-	$41,095
Auction rate securities	18,727	2	-	18,729
Municipal bonds	56,233	47	(100)	56,180
Asset-backed securities	12,093	5	(180)	11,918
Corporate securities	23,744	275	(48)	23,971
	$151,891	$330	$(328)	$151,893

Reported as:
Short-term investments	$117,623
Long-term investments in marketable securities	34,270
$151,893

As stated in Note 1 to Consolidated Financial Statements, there were securities classified as trading securities up to the end of December 2005.  Holding gains and losses were recognized in the appropriate reporting period. The cumulative recognized holding net losses since the purchase of the securities originally classified as trading and still held were $849,000 and $985,000 as of September 30, 2006 and March 31, 2006, respectively.  Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $246,000 and $2,000 as of September 30, 2006 and March 31, 2006, respectively.  The tax effected unrealized gains are included in other comprehensive income.  The tax effected changes in net unrealized holding gains on available for sale securities were $132,000 and $147,000 for the three and six months ended September 30, 2006, respectively.  The tax effected changes in net unrealized holding losses on available for sale securities were $35,000 and $33,000 for the three and six months ended September 30, 2005, respectively.

Realized gains from sales of available for sale securities were $95,000 and $136,000 for the three and six months ended September 30, 2006, respectively.  Realized gains from sales of available for sale securities for the three and six months ended September 30, 2005 were immaterial.  There were no realized losses from the sales of available for sale securities for the three and six months ended September 30, 2006 and September 30, 2005.  The realized holding amounts related to trading securities still held at period end was $31,000 net gain and $121,000 net loss for the three and six months ended September 30, 2005, respectively.

Proceeds from the sale of available for sale securities were $28,656,000 and $64,441,000 for the three and six months ended September 30, 2006.  Proceeds from the sale of available for sale securities were $17,920,000 and $20,321,000 for the three and six months ended September 30, 2005, respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of September 30, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$80,008	$80,313
Due after one year through five years	26,452	26,419
Due after five years	1,468	1,478
	$107,928	$108,210

3.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(5)	$1,129	$1,852	$6,165
Unrealized holding gains (losses) on marketable securities, net of tax effects	132	(35)	147	(33)
Total comprehensive income	$127	$1,094	$1,999	$6,132

4.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the three and six months ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding-basic	69,914	69,552	69,799	69,550
Dilutive effect of outstanding stock options	-	181	176	191
Weighted average number of common shares outstanding-diluted	69,914	69,733	69,975	69,741

Potentially dilutive stock options of 6.7 million and 4.3 million shares for the three months ended September 30, 2006 and 2005, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive. Potentially dilutive stock options of 3.5 million and 4.3 million shares for the six months ended September 30, 2006 and 2005, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.	Stock-Based Compensation

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,477,000 were available as of September 30, 2006 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. The plan will expire in 2011.

The Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited consolidated statement of income for the six months ended September 30, 2006 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three and Six Months Ended September 30,
	2006	2005
Risk-free interest rate	4.9%	3.9%
Expected life (in years)	4.6	5.4
Expected volatility	41%	50%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the six months ended September 30, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—at the beginning of the period	4,532,000	$19.49
Granted	2,856,000	$10.39
Exercised	(346,000)	$3.80		$2,338,000
Cancelled	(297,000)	$16.11
Outstanding at the end of the period	6,745,000	$16.59	7.08	$5,108,000
Exercisable at the end of the period	3,545,000	$21.57		$850,000

The weighted-average grant-date fair value of options granted during the six months ended September 30, 2006 and 2005 was $4.36 and zero, respectively.

The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

The aggregate pretax intrinsic values of options outstanding and exercisable were calculated based on the Company’s closing stock price on the last trading day of its second quarter of fiscal 2007. These amounts change based upon changes in the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised for the six months ended September 30, 2005 was $25,000.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.35 - $5.50	108,000	0.57	$5.22	108,000	$5.22
$5.51 - $8.70	1,000	0.80	$6.53	1,000	$6.53
$8.71 - $15.75	3,179,000	8.93	$10.48	269,000	$11.49
$15.76 - $22.50	2,138,000	5.24	$18.30	1,850,000	$18.36
$22.51- $35.00	1,319,000	6.14	$29.49	1,317,000	$29.50
	6,745,000	7.08	$16.59	3,545,000	$21.57

For the three and six months ended September 30, 2006, the Company incurred a non-cash stock-based compensation expense of $1.4 million and $2.5 million, respectively, which were recorded as operating expense.

Non-vested Stock Option Activity

Non-vested shares as of September 30, 2006, and activities during the six months ended September 30, 2006 were as follows:

	Shares	Fair Value
Nonvested at the beginning of the period	1,063,000	$9.02
Granted	2,856,000	$4.36
Vested	(544,000)	$10.68
Forfeited	(175,000)	$5.04
Nonvested at the end of the period	3,200,000	$4.80

As of September 30, 2006, there was $10.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the six months ended September 30, 2006 and 2005 was $5.8 million and $10.2 million, respectively.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and six months ended September 30, 2005 (amounts in thousands):

	Three Months Ended September 30,	Six Months Ended September 30,
	2005	2005
Net income, as reported	$1,129	$6,165
Additional compensation expense	658	1,936
Pro forma net income	$471	$4,229
Earnings per share:
Basic-as reported	$0.02	$0.09
Basic-pro forma	$0.01	$0.06
Diluted-as reported	$0.02	$0.09
Diluted-pro forma	$0.01	$0.06

6.	Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006.  As of September 30, 2006, this entity had $9.2 million in assets and $7.5 million in liabilities, including a bank construction loan for $7.2 million. As of March 31, 2006, this entity had $8.2 million in assets and $6.2 million in liabilities, including a bank construction loan for $6.2 million. These amounts are shown on the Company’s consolidated balance sheets as of September 30, 2006 and March 31, 2006.

The Company had an interest in two partnerships which the Company consolidated at December 31, 2004, March 31, 2006 and September 30, 2006 as a result of FIN 46(R) which is discussed in Note 7 to Consolidated Financial Statements. The assets of the partnerships consisted of real estate with a carrying value of approximately $2.8 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and September 30, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

7.	New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disburse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities, as described above in Note 6. The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6 to Consolidated Financial Statements).  In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity.  The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated position or results of operations.

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

Credit Facilities

The Company recognized a bank construction loan in a partnership as a result of the consolidation of a variable interest partnership entity of $7.2 million as of September 30, 2006 and $6.2 million as of March 31, 2006.  In May 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center.  See Note 6 to Consolidated Financial Statements above for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5% (8.75% at September 30, 2006), with an initial maturity date of December 1, 2006, that may be extended for up to 12 months at the partnership’s option. The partnership may also, at its option, upon completion of construction and meeting certain terms and conditions, convert the construction loan to an amortizing term loan maturing December 1, 2016. On December 1, 2006, the partnership exercised its first option to extend the loan for six months through May 31, 2007. For the three and six months ended September 30, 2006, the partnership paid interest costs in the amount of $0.2 million and $0.3 million, respectively, and no interest was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At September 30, 2006 and March 31, 2006, the Company had recorded a liability of $42.5 million and $44.2 million, respectively, for estimated workers’ compensation claims. The Company intends to conduct an actuarial study each quarter in fiscal 2007 to enhance the accuracy of its estimates for workers’ compensation liability.  The Company has limited self-insurance exposure in Texas and has recorded a liability of $25,000 for workers’ compensation claims, and purchases insurance coverage in Arizona and Nevada as of September 30, 2006.

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

 Securities Class Action and Shareholder Derivative Lawsuits.  On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well.  On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties.  On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters.  Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action.  The parties also agreed that the class action period would be extended through and including September 21, 2005.  Both the federal court and the state court approved the settlement and dismissed the actions with prejudice.  The time for any appeal has expired.  The Company had reserves for this matter at March 31, 2006 and September 30, 2006 of $2.2 million and the payment was made in December 2006.

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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court).  On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees.  The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks, and associated claims.  The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the complaint and denied all material allegations therein.  The parties are currently litigating whether this matter and the Washington matter described below should be coordinated.  Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and September 30, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three and six months ended September 30, 2006 and 2005 follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net sales:	2006	2005	2006	2005
Retail	$251,769	$235,902	$505,770	$470,351
Wholesale	9,333	10,122	18,946	20,352
Total	$261,102	$246,024	$524,716	$490,703

Gross Profit
Retail	$100,097	$90,009	$198,111	$179,651
Wholesale	1,871	2,003	3,747	4,067
Total gross profit	$101,968	$92,012	$201,858	$183,718

Operating expenses	95,583	83,631	187,290	160,591
Depreciation and amortization	8,097	7,911	16,139	15,637
Interest income	(1,879)	(1,306)	(4,023)	(2,253)
Interest expense	225	15	376	30
Other income	(51)	(23)	(102)	(23)
Income (loss) before provision for income taxes	$(7)	$1,784	$2,178	$9,736

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

For the three months ended September 30, 2006, the Company had net sales of $261.1 million, an operating loss of $1.7 million and a net loss of $5,000. The increase in sales was primarily due to nine new store openings since the end of fiscal 2006, the full quarter effect of seven new stores opened in fiscal 2006, and a 1.2 percent increase in same-store-sales. For the six months ended September 30, 2006, the Company had net sales of $524.7 million, an operating loss of $1.6 million, and net income of $1.9 million. The increase in sales was primarily due to nine new store openings since the end of fiscal 2006, the full quarter effect of seven new stores opened in fiscal 2006, and a 2.4 percent increase in same-store-sales.

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

On December 30, 2005, the Company changed its fiscal year-end from December 31 to March 31 (see “Notes to Consolidated Financial Statements”). Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to the year ended March 31, 2006. References to “2007” or “fiscal 2007” refer to the period from April 1, 2006 to March 31, 2007, references to “2008” or “fiscal 2008” refer to the period from April 1, 2007 to March 31, 2008, and so forth.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting its estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $14.2 million and $10.7 million for the three months ended September 30, 2006 and 2005, respectively.  These costs for the six months ended September 30, 2006 and 2005 totaled $27.2 million and $20.1 million, respectively. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
NET SALES:
99¢ Only Stores	96.4%	95.9%	96.4%	95.9%
Bargain Wholesale	3.6	4.1	3.6	4.1
Total sales	100.0	100.0	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	60.9	62.6	61.5	62.6
Gross profit	39.1	37.4	38.5	37.4
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	36.6	34.0	35.7	32.7
Depreciation and amortization	3.1	3.2	3.1	3.2
Total Selling, General and Administrative	39.7	37.2	38.8	35.9
Operating income (loss)	(0.7)	0.2	(0.3)	1.5
OTHER (INCOME) EXPENSE:
Interest income	(0.7)	(0.5)	(0.8)	(0.5)
Interest expense	0.1	0.0	0.1	0.0
Other	0.0	0.0	0.0	0.0
Total other (income)	(0.7)	(0.5)	(0.7)	(0.5)
Income before provision for income taxes	0.0	0.7	0.4	2.0
Provision for income taxes	0.0	0.2	0.1	0.7
NET INCOME	0.0%	0.5%	0.4%	1.3%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales: Net sales increased $15.1 million, or 6.1%, to $261.1 million for the three months ended September 30, 2006 compared to $246.0 million for the three months ended September 30, 2005. Retail sales increased $15.9 million, or 6.7%, to $251.8 million for the three months ended September 30, 2006 compared to $235.9 million for the three months ended September 30, 2005. The effect of nine new stores opened in the first six months of fiscal 2007 increased retail sales by $7.0 million and the full quarter effect of seven new stores opened in fiscal 2006 increased sales by $8.9 million for the three months ended September 30, 2006. In addition, same-store-sales were up 1.2% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to an increase of the average ticket transaction size to $9.16 from $9.06 driven in part by non-Texas stores. Transaction counts were flat for the quarter. Bargain Wholesale net sales decreased $0.8 million, or 7.8%, to $9.3 million for the three months ended September 30, 2006 compared to $10.1 million for the three months ended September 30, 2005 primarily due to the loss of customers.

Gross Profit: Gross profit increased $10.0 million, or 10.8%, to $102.0 million for the three months ended September 30, 2006 compared to $92.0 million for the three months ended September 30, 2005.  As a percentage of net sales, overall gross margin increased to 39.1% for the three months ended September 30, 2006 compared to 37.4% for the three months ended September 30, 2005. As a percentage of retail sales, retail gross margin increased to 39.8% for the three months ended September 30, 2006 compared to 38.2% for the three months ended September 30, 2005.  The increase in gross profit was due to a 140 basis point decrease in expense for excess and obsolete inventory due to the sales of items previously reserved following a more focused approach to merchandising those items and reduction of spoilage/shrink from 3.6% of total sales in the three months ended September 30, 2005 to 3.0% in the three months ended September 30, 2006.  These decreases were partially offset by a 40 basis point increase in cost of products sold to 58.4% of retail sales for the three months ended September 30, 2006 compared to 58.0% for the three months ended September 30, 2005 due to product cost changes and a shift in the sales mix to more grocery items.  Bargain Wholesale gross margin increased to 20.1% for the three months ended September 30, 2006 compared to 19.8% for the three months ended September 30, 2005 due to product cost changes.

Operating Expenses:  Operating expenses increased by $12.0 million, or 14.3%, to $95.6 million for the three months ended September 30, 2006 compared to $83.6 million for the three months ended September 30, 2005.  As a percentage of net sales, operating expenses increased to 36.6% for the three months ended September 30, 2006 from 34.0% for the three months ended September 30, 2005. Retail operating expenses increased $5.8 million between the three months ended September 30, 2006 and 2005, primarily as a result of an increase in retail store labor and related costs of $3.7 million associated with the opening of nine new stores in fiscal 2007 and the full quarter effect of seven new stores opened in fiscal 2006.  Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores.  The remaining increases in retail operating expenses include rent, utilities and other store operating expenses. Corporate operating expenses increased $4.3 million between the three months ended September 30, 2006 and 2005 primarily due to $2.0 million in consulting and professional fees associated with completing the fiscal year 2006 annual audit and Sarbanes-Oxley requirements for fiscal year 2007. In addition, salaries and benefits increased $1.7 million for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements, of which $1.5 million was for stock-based compensation.  There was no stock-based compensation in the three months ended September 30, 2005. Finally, the increase in total operating expenses was also due to an increase in distribution and transportation costs of $3.8 million between the three months ended September 30, 2006 and 2005, primarily due to $2.1 million in labor required to operate the warehouses, to service the additional stores and implement various internal control initiatives such as installing racking at its Commerce distribution center that required physically moving its merchandise two times during the quarter and $0.5 million in increased delivery costs due to additional new store locations and higher fuel costs. The increases discussed above are offset by a decrease in workers’ compensation expenses of $1.9 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.  Stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007 and requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 2.4%, to $8.1 million for the three months ended September 30, 2006 compared to $7.9 million for the three months ended September 30, 2005 as a result of nine new stores opened through September 30, 2006, the full quarter effect of seven new stores opened in fiscal 2006, and additions to existing stores and distribution centers. Depreciation as percentage of sales decreased from 3.2% for the three months ended September 30, 2005 to 3.1% for the three months ended September 30, 2006 primarily due to sales improvements of the Company’s Texas stores.

Operating Income/Loss: Operating loss was $1.7 million for the three months ended September 30, 2006 compared to operating income of $0.5 million for the three months ended September 30, 2005 due to operating expense increases that more than offset the increase in net sales.  Operating income as a percentage of net sales decreased from 0.2% for the three months ended September 30, 2005 to negative 0.7% for the three months ended September 30, 2006.

Other Income (Expense): Other income increased $0.4 million to $1.7 million for the three months ended September 30, 2006 compared to $1.3 million for the three months ended September 30, 2005.  The increase was primarily due to higher interest income which increased from $1.3 million for the three months ended September 30, 2005 to interest income of $1.9 million for the three months ended September 30, 2006, due to increasing interest rates and higher investment and cash balances.

Provision for Income Taxes: The provision for income taxes was a benefit of $2,000 for the three months ended September 30, 2006 compared to expense of $0.7 million for the three months ended September 30, 2005, due to the decrease in pre-tax income and a lower overall effective tax rate. The effective rate of the provision for income taxes was approximately 28.3% and 36.7% for the three months ended September 30, 2006 and 2005, respectively.

Net Income/Loss: As a result of the items discussed above, net income decreased $1.1 million, to a net loss of $5,000 for the three months ended September 30, 2006 compared to net income of $1.1 million for the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net Sales: Net sales increased $34.0 million, or 6.9%, to $524.7 million for the six months ended September 30, 2006 compared to $490.7 million for the six months ended September 30, 2005. Retail sales increased $35.4 million, or 7.5%, to $505.8 million for the six months ended September 30, 2006 compared to $470.4 million for the six months ended September 30, 2005. The effect of nine new stores opened in the first six months of fiscal 2007 increased retail sales by $10.0 million and the full quarter effect of seven new stores opened in fiscal 2006 increased sales by $19.9 million for the six months ended September 30, 2006.  In addition, same-store-sales were up 2.4% for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to a 0.3% increase in transaction counts due in part to the Company’s Texas stores where sales continued to benefit from an anniversary advertising campaign held in the fourth quarter of fiscal 2006 as well as additional operational improvements made in the first two quarters of fiscal 2007.  The average ticket size increased to $9.21 from $9.02. Bargain Wholesale net sales decreased $1.4 million, or 6.9%, to $18.9 million for the six months ended September 30, 2006 compared to $20.3 million for the six months ended September 30, 2005 primarily due to the loss of customers.

Gross Profit: Gross profit increased $18.1 million, or 9.9%, to $201.9 million for the six months ended September 30, 2006 compared to $183.7 million for the six months ended September 30, 2005.  As a percentage of net sales, overall gross margin increased to 38.5% for the six months ended September 30, 2006 compared to 37.4% for the six months ended September 30, 2005. As a percentage of retail sales, retail gross margin increased to 39.2% for the six months ended September 30, 2006 compared to 38.2% for the six months ended September 30, 2005.  The increase in gross profit was due to a decrease of 100 basis points in expense for excess and obsolete inventory due to the sales of items previously reserved following a more focused approach to merchandising those items and reduction of spoilage/shrink from 3.7% in the six months ended September 30, 2005 to 3.2% in the six months ended September 30, 2006.  These decreases were partially offset by an increase of 40 basis points in cost of products sold to 58.3% of retail sales for the six months ended September 30, 2006 compared to 57.9% for the six months ended September 30, 2005 due to product cost changes and a shift in the sales mix to more grocery items. Bargain Wholesale gross margin decreased to 19.8% for the six months ended September 30, 2006 compared to 20.0% for the six months ended September 30, 2005 due to product cost changes.

Operating Expenses:  Operating expenses increased by $26.7 million, or 16.6%, to $187.3 million for the six months ended September 30, 2006 compared to $160.6 million for the six months ended September 30, 2005.  As a percentage of net sales, operating expenses increased to 35.7% for the six months ended September 30, 2006 from 32.7% for the six months ended September 30, 2005. Retail operating expenses increased $10.3 million between the six months ended September 30, 2006 and 2005, primarily as a result of an increase in retail store labor and medical insurance costs of $8.0 million associated with the opening of nine new stores in fiscal 2007 and the full quarter effect of seven new stores opened in fiscal year 2006. Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores.  The remaining increases in retail operating expenses include rent, utilities and other store operating expenses. Corporate operating expenses increased $10.1 million between the six months ended September 30, 2006 and 2005 primarily due to $4.8 million in consulting fees and professional fees associated with Sarbanes-Oxley compliance efforts and annual audit fees. In addition, salaries and benefits increased $3.9 million for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements, of which $2.5 million was for stock-based compensation. There was no stock-based compensation in the six months ended September 30, 2005. Finally, the increase in total operating expenses was also due to an increase in distribution and transportation costs of $7.5 million between the six months ended September 30, 2006 and 2005, primarily due to $3.6 million in labor required to operate the warehouses, to service the additional stores and implement various internal control initiatives such as installing racking at its Commerce distribution center that required physically moving its merchandise two times during the year and $1.6 million in increased delivery costs due to additional new store locations and higher fuel costs.  The prior year quarter operating expenses include $4.2 million in consideration for a forced store closure due a local government eminent domain action for the construction of new public school compared to $0.7 million in consideration in the three months ended June 30, 2006, a net decrease of $3.5 million. The increases discussed above are offset by a decrease in workers’ compensation expenses of $4.7 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.  Stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007 and requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.

Depreciation and Amortization: Depreciation and amortization increased $0.5 million, or 3.2%, to $16.1 million for the six months ended September 30, 2006 compared to $15.6 million for the six months ended September 30, 2005 as a result of nine new stores opened through September 30, 2006, the full quarter effect of seven new stores opened in fiscal 2006, and additions to existing stores and distribution centers. Depreciation as a percentage of sales decreased from 3.2% for the three months ended September 30, 2005 to 3.1% for the three months ended September 30, 2006.

Operating Income/Loss: Operating loss was $1.6 million for the six months ended September 30, 2006 compared to operating income of $7.5 million for the six months ended September 30, 2005.  Operating income as a percentage of net sales decreased from 1.5% for the six months ended September 30, 2005 to negative 0.3% for the six months ended September 30, 2006.

Other Income (Expense): Other income increased $1.5 million to $3.7 million for the six months ended September 30, 2006 compared to $2.2 million for the six months ended September 30, 2005.  The increase was primarily due to higher interest income which increased from $2.3 million for the six months ended September 30, 2005 to interest income of $4.0 million for the six months ended September 30, 2006, due to interest accrued on an eminent domain action and to increasing interest rates and higher investment and cash balances.

Provision for Income Taxes: The provision for income taxes was $0.3 million for the six months ended September 30, 2006 compared to $3.6 million for the six months ended September 30, 2005, due to the decrease in pre-tax income and a lower overall effective tax rate. The effective rate of the provision for income taxes was approximately 28.3% and 36.7% for the six months ended September 30, 2006 and 2005, respectively. Additionally, for the six months ended September 30, 2006, the Company recorded a discrete tax benefit of approximately $290,000, due to additional prior period income tax credits that were identified during the first quarter of the current fiscal year.

Net Income: As a result of the items discussed above, net income decreased $4.3 million, or 69.9%, to $1.9 million for the six months ended September 30, 2006 compared to $6.2 million for the six months ended September 30, 2005. Net income as a percentage of net sales was 0.4% and 1.3% for six months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its operations principally from cash provided by operations and has not generally relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores. The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash provided by operations during the six months ended September 30, 2006 and 2005 was $13.5 million and $50.7 million, respectively, consisting primarily of $21.0 million and $21.9 million, respectively, of net income adjusted for non-cash items. During the six months ended September 30, 2006 and 2005, the Company used cash of $4.7 million and provided cash of $9.2 million, respectively, in working capital and other activities.  Net cash used by working capital activities for the six months ended September 30, 2006 primarily reflects the increase in income tax receivable, decreases in accounts payable and workers’ compensation liability partially offset by the decrease in inventories during this period. Net cash provided by working capital activities for the six months ended September 30, 2005 primary reflects the increase in accounts payable and workers’ compensation liability partially offset by the increase in income taxes receivable and the increase in inventories during this period. Finally, proceeds from sales of trading securities, net of purchases were zero and $20.6 million for the six months ended September 30, 2006 and 2005, respectively.

Net cash used in investing activities during the six months ended September 30, 2006 and 2005 was $20.2 million and $56.7 million, respectively. In the six months ended September 30, 2006 and 2005, the Company used $18.2 million and $25.7 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $66.5 million and sold $64.4 million of investments during the six months ended September 30, 2006.  The Company purchased $51.4 million and sold $20.3 million of investments during the six months ended September 30, 2005.

Net cash provided by financing activities during the six months ended September 30, 2006 was $2.9 million, which includes the proceeds of a bank loan of $1.0 million (See Note 8 to Consolidated Financial Statements). Cash provided by financing activities during the six months ended September 30, 2005 was $4.9 million.  The Company received $1.3 million and $23,000, respectively, from the exercise of non-qualified stock options during the six months ended September 30, 2006 and 2005.  Excess tax benefit from the exercise of non-qualified stock options was $0.6 million and zero for the six months ended September 2006 and 2005, respectively.

In fiscal 2007, the Company continued to expand its store base with 19 store openings for the year in California, Texas, Nevada and Arizona. In addition, the Company purchased additional properties during fiscal 2007 for future store expansion during fiscal 2008 or beyond. The Company estimates that total capital expenditures in fiscal year 2007 were approximately $55.0 million to $60.0 million and relate principally to new store openings and information systems development. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of September 30, 2006.

Contractual obligations	Total	Less than 1 Year (a)	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$726	$54	$260	$163	$249
Operating lease obligations	170,502	34,287	60,820	37,878	37,517
Deferred compensation liability	3,658	-	-	-	3,658
Construction loan	7,206	7,206	-	-	-
Interest on construction loan	368	368	-	-	-
Total	$182,460	$41,915	$61,080	$38,041	$41,424

(a)   For the remaining months in fiscal 2007.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which will expire at various dates through 2021. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended September 30, 2006 and 2005 were $11.9 million and $11.3 million, respectively.  Rental expense charged to operations for the six months ended September 30, 2006 and 2005 was $24.1 million and $23.1 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006.  As of September 30, 2006, this entity had $9.2 million in assets and $7.5 million in liabilities, including a bank construction loan for $7.2 million, which is shown on the Company’s consolidated balance sheet as of September 30, 2006.

The Company had an interest in two partnerships which the Company consolidated at September 30, 2005, March 31, 2006 and September 30, 2006 as a result of FIN 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.8 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and September 30, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

In March 2006, the FASB’s Emerging Issue Task Force (“EITF”) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes.  The Company does not believe that the adoption of EITF 06-3 will impact the method for recording these sales taxes in the Company’s consolidated position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At September 30, 2006, the Company had $154.2 million in securities maturing at various dates through May 2046, with approximately 82% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At September 30, 2006, the fair value of investments approximated the carrying value.  Based on the investments outstanding at September 30, 2006, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.4 million or 0.3%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in accounting and financial reporting and the material weaknesses in merchandise inventory management and accounting, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”), the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

 During the quarter ended September 30, 2006, the Company took certain steps that materially affected or are reasonably likely to materially affect its internal control over financing reporting, as described below.

Closing and Reporting Processes.

(i)
The Company continued executing its plan to remediate the material weakness in accounting and financial reporting described in its 2006 Form 10-K by implementing redesigned month-end financial closing procedures.

Merchandise Inventory Management and Control

(i)
The Company completed control systems design, and continued software development and implementation of new systems and controls. In particular, the Company continued implementing procedures to process and track shipments from its distribution centers and the receipt of goods at its stores to improve the recording of its inventory transactions in the general ledger.

(ii)
The Company began certifying its store managers on procedures for validating receipt of shipments from the distribution centers, including processes for reporting and recording discrepancies between shipment manifests and actual store receipts.

(iii)	The Company completed implementation of online systems and cycle counting at one of its satellite warehouses.

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

Securities Class Action and Shareholder Derivative Lawsuits.  On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well.  On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties.  On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters.  Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action.  The parties also agreed that the class action period would be extended through and including September 21, 2005.  Both the federal court and the state court approved the settlement and dismissed the actions with prejudice.  The time for any appeal has expired.  The Company had reserves for this matter at March 31, 2006 and September 30, 2006 of $2.2 million and the payment was made in December 2006.

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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court).  On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees.  The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks, and associated claims.  The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the complaint and denied all material allegations therein.  The parties are currently litigating whether this matter and the Washington matter described below should be coordinated.  Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and September 30, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

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

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2006, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through September 30, 2006.

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

99¢ ONLY STORES
Date: May 2, 2007	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer