Form 10-Q
period 2006-12-31
99 CENTS ONLY STORES
filed 2007-05-16
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Common Stock, No Par Value 69,979,168 Shares as of April 30, 2007

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

EXPLANATORY NOTE REGARDING DATE OF FILING AND SUBSEQUENT EVENT ANALYSIS

The consolidated financial statements as of and for the period ended December 31, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of December 31, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to December 31, 2006 through the issuance date of these consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$9,233	$4,958
Short-term investments	120,815	117,623
Accounts receivable, net of allowance for doubtful accounts of $156 and $137 as of December 31, 2006 and March 31, 2006, respectively	2,255	3,193
Income taxes receivable	8,590	8,797
Deferred income taxes	30,638	30,638
Inventories	146,446	139,901
Other	7,168	5,426
Total current assets	325,145	310,536
PROPERTY AND EQUIPMENT, at cost:
Land	63,986	59,890
Buildings	86,228	80,685
Building improvements	38,703	35,598
Leasehold improvements	119,889	113,110
Fixtures and equipment	88,347	80,467
Transportation equipment	4,140	4,116
Construction in progress	21,943	18,412
Total property and equipment	423,236	392,278
Accumulated depreciation and amortization	(157,331)	(132,944)
Total net property and equipment	265,905	259,334

OTHER ASSETS:
Long-term deferred income taxes	9,672	9,672
Long-term investments in marketable securities	24,365	34,270
Deposits and other assets	14,646	14,896
Total other assets	48,683	58,838
TOTAL ASSETS	$639,733	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	March 31,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$27,956	$38,332
Accrued expenses:
Payroll and payroll-related	4,991	5,960
Sales tax	6,017	3,981
Other	18,777	16,489
Workers’ compensation	43,316	44,225
Current portion of capital lease obligation	53	74
Construction loan, current	7,299	-
Total current liabilities	108,409	109,061

LONG-TERM LIABILITIES:
Deferred rent	8,051	7,734
Deferred compensation liability	3,945	3,513
Capital lease obligation, net of current portion	659	700
Construction loan, non-current	-	6,174
Total long-term liabilities	12,655	18,121

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 69,918,559 shares at December 31, 2006 and 69,569,150 shares at March 31, 2006	221,847	215,702
Retained earnings	296,619	285,823
Other comprehensive income	203	1
Total shareholders’ equity	518,669	501,526
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$639,733	$628,708

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 2006 AND 2005
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)
NET SALES:
99¢ Only Stores	$291,595	$269,311	$797,365	$739,662
Bargain Wholesale	10,456	9,473	29,402	29,825
Total sales	302,051	278,784	826,767	769,487
COST OF SALES (excluding depreciation and amortization expense shown separately below)	180,937	172,964	503,795	479,949
Gross profit	121,114	105,820	322,972	289,538
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	102,006	88,504	289,296	249,095
Depreciation and amortization	8,476	7,851	24,615	23,488
Total selling, general and administrative expenses	110,482	96,355	313,911	272,583
Operating income	10,632	9,465	9,061	16,955
OTHER (INCOME) EXPENSE:
Interest income	(1,974)	(1,143)	(5,997)	(3,396)
Interest expense	211	14	587	44
Other	(72)	(124)	(174)	(147)
Total other income	(1,835)	(1,253)	(5,584)	(3,499)
Income before provision for income taxes	12,467	10,718	14,645	20,454
Provision for income taxes	3,523	3,875	3,849	7,446
NET INCOME	$8,944	$6,843	$10,796	$13,008

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.10	$0.15	$0.19
Diluted	$0.13	$0.10	$0.15	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,919	69,552	69,839	69,551
Diluted	69,986	69,719	69,947	69,733

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2006 AND 2005
(Amounts in Thousands)

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,796	$13,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,615	23,488
Loss on disposal of fixed assets	21	938
Excess tax benefit from share-based payment arrangements	(595)	-
Deferred income taxes	(108)	-
Stock-based compensation expense	3,891	-
Tax benefit from exercise of non qualified employee stock options	938	6
Changes in assets and liabilities associated with operating activities:
Sales of short-term investments, net	-	36,041
Accounts receivable	938	2,671
Inventories	(6,545)	(14,360)
Other assets	(1,123)	(1,164)
Deposits	50	169
Accounts payable	(10,376)	16,144
Accrued expenses	2,024	3,364
Accrued workers’ compensation	(909)	5,966
Income taxes	207	(3,281)
Deferred rent	317	(1,040)
Net cash provided by operating activities	24,141	81,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,863)	(33,547)
Purchase of investments	(99,898)	(94,724)
Sale and maturity of available for sale securities	106,921	47,661
Net cash used in investing activities	(22,840)	(80,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(62)	(254)
Proceeds from exercise of stock options	1,316	13
Proceeds from the consolidation of construction loan	1,125	5,954
Excess tax benefit from share-based payment arrangements	595	-
Net cash provided by financing activities	2,974	5,713
NET INCREASE IN CASH	4,275	7,053
CASH, beginning of the period	4,958	2,116
CASH, end of the period	$9,233	$9,169

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

Nature of Business

99¢ Only Stores (the “Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of December 31, 2006, the Company operated 245 stores with 175, 37, 22, and 11 in California, Texas, Arizona, and Nevada, respectively. The Company is also a wholesale distributor of various consumable products.

Date of Filing and Subsequent Event Analysis

The consolidated financial statements as of and for the period ended December 31, 2006, including footnote disclosures, reflect the ultimate resolution of various uncertainties and contingent matters which existed as of December 31, 2006. In recording estimated carrying amounts of certain assets and liabilities, the Company considered the impact of events and transactions which occurred during the extended period of time subsequent to December 31, 2006 through the issuance date of these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and/or variable interest entity partnerships required to be consolidated in accordance with GAAP. Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

The Company consolidates partnership entities related to real estate used in its business operations. These partnerships are consolidated after the transactions actually occur. Presenting financial information one quarter after the transactions actually occur for these entities is necessary to provide adequate time to obtain and convert the results to United States GAAP and to provide quality and accurate information to the users of the Company’s financial statements.

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

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Statement of Shareholders’ Equity. A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value. Such impairment is charged to earnings and a new cost basis of the security is established. Cost basis is established and maintained utilizing the specific identification method.

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

At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months. As of December 31, 2006 and 2005, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.0 million and $3.4 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during the nine months ended December 31, 2006. However, during the three months ended December 31, 2005, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

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

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense for the nine months ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability in its financial reports for December 31, 2006 and March 31, 2006 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.3 million for the three months ended December 31, 2006 and 2005. Advertising expenses were $3.6 million and $3.2 million for the nine months ended December 31, 2006 and 2005, respectively.

Statements of Cash Flows

Non-cash investing activities included $1.3 million and $0.1 million in fixed assets purchased on account for the three months ended December 31, 2006 and 2005, respectively.

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

2.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$25,272	$-	$-	$25,272
Auction rate securities	43,220	-	(2)	43,218
Municipal bonds	40,784	59	(33)	40,810
Asset-backed securities	15,658	17	(240)	15,435
Corporate securities	19,934	581	(70)	20,445
	$144,868	$657	$(345)	$145,180

Reported as:
Short-term investments				$120,815
Long-term investments in marketable securities				24,365
				$145,180

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$41,094	$1	$-	$41,095
Auction rate securities	18,727	2	-	18,729
Municipal bonds	56,233	47	(100)	56,180
Asset-backed securities	12,093	5	(180)	11,918
Corporate securities	23,744	275	(48)	23,971
	$151,891	$330	$(328)	$151,893

Reported as:
Short-term investments				$117,623
Long-term investments in marketable securities				34,270
				$151,893

As stated in Note 1 to Consolidated Financial Statements, there were securities classified as trading up to the end of December 2005. Holding gains and losses were recognized in the appropriate reporting period. The cumulative recognized holding net losses since the purchase of the securities originally classified as trading and still held were $0.7 million and $1.0 million as of December 31, 2006 and March 31, 2006, respectively. Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $0.3 million and $2,000 as of December 31, 2006 and March 31, 2006, respectively. The tax effected unrealized gains are included in other comprehensive income. The tax effected changes in net unrealized holding gains on available for sale securities for the three and nine months ended December 31, 2006 were $56,000 and $0.2 million, respectively. The tax effected changes in net unrealized holding losses on available for sale securities were $0.1 million for the three and nine months ended December 31, 2005.

Gross realized gains for the three and nine months ended December 31, 2006 from sales of available for sale securities were $0.1 million and $0.2 million, respectively. Gross realized gains from the sales of available for sale securities were immaterial for the three and nine months ended December 31, 2005. There were no gross realized losses from sales of available for sale securities for the three and nine months ended December 31, 2006 and December 31, 2005. The realized net holding losses that relate to trading securities still held at period end were $0.2 million and $0.4 million for the three and nine months ended December 31, 2005, respectively.

Proceeds from the sales of available for sale securities for the three and nine months ended December 31, 2006 were $42.5 million and $106.9 million, respectively. Proceeds from the sales of available for sale securities for the three and nine months ended December 31, 2005 were $27.3 million and $47.7 million, respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of December 31, 2006 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$83,174	$83,427
Due after one year through five years	22,822	22,886
Due after five years	1,468	1,479
	$107,464	$107,792

3.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$8,944	$6,843	$10,796	$13,008
Unrealized holding gains (losses) on marketable securities, net of tax effects	55	(57)	202	(90)
Total comprehensive income	$8,999	$6,786	$10,998	$12,918

4.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the three and nine months ended December 31, 2006 and 2005 follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average number of common shares outstanding - basic	69,919	69,552	69,839	69,551
Dilutive effect of outstanding stock options	67	167	108	182
Weighted average number of common shares outstanding-diluted	69,986	69,719	69,947	69,733

For the three and nine months ended December 31, 2006 and 2005, stock options of 3.4 million and 4.1 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.	Stock-Based Compensation

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,710,000 were available as of December 31, 2006 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. The plan will expire in 2011.

The Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited consolidated statement of income for the nine months ended December 31, 2006 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s unaudited consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three and Nine Months Ended December 31,
	2006	2005
Risk-free interest rate	4.9%	4.5%
Expected life (in years)	4.6	4.6
Expected volatility	41%	48%
Expected dividend yield	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term. Expected life represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms and expectations of future employee behavior. Expected stock price volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility of actively traded options of the Company’s stock. Prior to fiscal 2007, the Company used only historical price volatility for the purposes of the Company’s pro forma information. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock Option Activity

Option activity under the Company’s stock option plan in the nine months ended December 31, 2006 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—at the beginning of the period	4,532,000	$19.49
Granted	2,856,000	$10.39
Exercised	(349,000)	$3.80		$2,338,000
Cancelled	(531,000)	$15.09
Outstanding at the end of the period	6,508,000	$16.70	6.84	$5,931,000
Exercisable at the end of the period	3,531,000	$21.42		$1,073,000

The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2006 and 2005 was $4.36 and $4.39, respectively.

The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

The aggregate pretax intrinsic values of options outstanding and exercisable were calculated based on the Company’s closing stock price on the last trading day of its third quarter of fiscal 2007. These amounts change based upon changes in the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised for the nine months ended December 31, 2005 was $25,000.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.35 - $5.50	105,000	0.33	$5.28	105,000	$5.28
$5.51 - $8.70	1,000	0.54	$6.53	1,000	$6.53
$8.71 - $15.75	2,998,000	8.74	$10.44	306,000	$11.10
$15.76 - $22.50	2,109,000	5.00	$18.30	1,825,000	$18.36
$22.51- $35.00	1,295,000	5.94	$29.49	1,294,000	$29.50
	6,508,000	6.84	$16.70	3,531,000	$21.42

For the three and nine months ended December 31, 2006, the Company incurred a non-cash stock-based compensation expense of $1.4 million and $3.9 million, respectively, which were recorded as operating expense.

Non-vested Stock Option Activity

Non-vested shares as of December 31, 2006, and activities during the nine months ended December 31, 2006 were as follows:

	Shares	Fair Value
Nonvested at the beginning of the period	1,063,000	$9.02
Granted	2,856,000	$4.36
Vested	(608,000)	$10.39
Forfeited	(334,000)	$4.87
Nonvested at the end of the period	2,977,000	$4.80

As of December 31, 2006, there was $8.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended December 31, 2006 and 2005 was $6.3 million, and $10.5 million, respectively.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and nine months ended December 31, 2005 (amounts in thousands):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
Net income, as reported	$6,843	$13,008
Additional compensation expense	674	2,611
Pro forma net income	$6,169	$10,397
Earnings per share:
Basic-as reported	$0.10	$0.19
Basic-pro forma	$0.09	$0.15
Diluted-as reported	$0.10	$0.19
Diluted-pro forma	$0.09	$0.15

6.	Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of December 31, 2006, this entity had $9.1 million in assets and $7.7 million in liabilities, including a bank construction loan for $7.3 million. As of March 31, 2006, this entity had $8.2 million in assets and $6.2 million in liabilities, including a bank construction loan for $6.2 million. These amounts are shown on the Company’s consolidated balance sheets as of December 31, 2006 and March 31, 2006.

The Company had an interest in two partnerships which the Company consolidated at December 31, 2004, March 31, 2006 and December 31, 2006 as a result of FIN 46(R) which is discussed in Note 7 to Consolidated Financial Statements. The assets of the partnerships consisted of real estate with a carrying value of approximately $2.8 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and December 31, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

7.	New Authoritative Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”). This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disburse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. In December 2003, the FASB amended FIN 46 (“FIN 46(R)”). The requirements of FIN 46(R) were effective no later than the end of the first reporting period that ended after March 15, 2004. Additionally, certain new disclosure requirements applied to all financial statements issued after December 31, 2003. The Company is involved with certain variable interest entities, as described above in Note 6 to Consolidated Financial Statements). The Company adopted the provisions of this Interpretation in fiscal 2004, which resulted in the consolidation of two partnership investments and an additional partnership that was consolidated beginning March 31, 2005 (see Note 6 to Consolidated Financial Satements). In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that became effective beginning July 2006. FSP FIN 46(R)-6 clarifies that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in fiscal 2008. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

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

Credit Facilities

The Company recognized a bank construction loan in a partnership as a result of the consolidation of a variable interest partnership entity of $7.3 million as of December 31, 2006 and $6.2 million as of March 31, 2006. In May 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center. See Note 6 to Consolidated Financial Statements above for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5% (8.75% at December 31, 2006), and matures May 31, 2007, but may be extended for up to 6 months at the partnership’s option. The partnership may also, at its option, upon completion of construction and meeting certain terms and conditions, convert the construction loan to an amortizing term loan maturing December 1, 2016. For the three and nine months ended December 31, 2006, the partnership paid interest costs in the amount of $0.2 million and $0.5 million, respectively, and no interest was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan. The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At December 31, 2006 and March 31, 2006, the Company had recorded a liability of $43.3 million and $44.2 million, respectively, for estimated workers’ compensation claims. The Company intends to conduct an actuarial study each quarter in fiscal 2007 to enhance the accuracy of its estimates for workers’ compensation liability. The Company has limited self-insurance exposure in Texas and has recorded a liability of $56,000 for workers’ compensation claims, and purchases insurance coverage in Arizona and Nevada as of December 31, 2006.

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

Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company paid the settlement of $2.2 million in December 2006.

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and December 31, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three and nine months ended December 31, 2006 and 2005 follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net sales:	2006	2005	2006	2005
Retail	$291,595	$269,311	$797,365	$739,662
Wholesale	10,456	9,473	29,402	29,825
Total	$302,051	$278,784	$826,767	$769,487

Gross Profit
Retail	$119,008	$103,936	$317,119	$283,587
Wholesale	2,106	1,884	5,853	5,951
Total gross profit	$121,114	$105,820	$322,972	$289,538

Operating expenses	102,006	88,504	289,296	249,095
Depreciation and amortization	8,476	7,851	24,615	23,488
Interest income	(1,974)	(1,143)	(5,997)	(3,396)
Interest expense	211	14	587	44
Other income	(72)	(124)	(174)	(147)
Income before provision for income taxes	$12,467	$10,718	$14,645	$20,454

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is a deep-discount retailer of primarily consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the three months ended December 31, 2006, the Company had net sales of $302.1 million, operating income of $10.6 million and net income of $8.9 million. Net sales increased 8.3%, operating income increased 12.3%, and net income increased 30.7%, respectively, for the three months ended December 31, 2006 compared to the same period in 2005. The increase in sales was primarily due to 16 new store openings since the end of fiscal 2006, the full quarter effect of seven new stores opened in fiscal 2006, and a 1.9% increase in same-store-sales. For the nine months ended December 31, 2006, the Company had net sales of $826.8 million, operating income of $9.1 million, and net income of $10.8 million. Net sales increased 7.4%, operating income decreased 46.6%, and net income decreased 17.0%, respectively, for the nine months ended December 31, 2006 compared to the same period in 2005. The increase in sales was primarily due to 16 new store openings since the end of fiscal 2006, the full effect of seven new stores opened in fiscal 2006, and a 2.2% increase in same-store-sales.

In fiscal 2007, the Company continued to expand its store base with 19 store openings for the year in California, Texas, Nevada and Arizona. In fiscal 2008, the Company intends to increase its store opening growth rate to approximately 15.0% from 8.2% in fiscal 2007. As in fiscal 2007, the Company believes that near-term growth in 2008 will result from new store openings in its existing territories and increases in same-store-sales. The Company is now targeting locations between 15,000 and 19,000 gross square feet.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting our estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory sold, net of discounts and allowances, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold, which totaled $15.5 million and $12.2 million for the three months ended December 31, 2006 and 2005, respectively. These costs for the nine months ended December 31, 2006 and 2005 totaled $42.7 million and $32.3 million, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
NET SALES:
99¢ Only Stores	96.5%	96.6%	96.4%	96.1%
Bargain Wholesale	3.5	3.4	3.6	3.9
Total sales	100.0	100.0	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.9	62.0	60.9	62.4
Gross profit	40.1	38.0	39.1	37.6
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.8	31.7	35.0	32.4
Depreciation and amortization	2.8	2.8	3.0	3.1
Total Selling, General and Administrative	36.6	34.6	38.0	35.4
Operating income	3.5	3.4	1.1	2.2
OTHER (INCOME) EXPENSE:
Interest income	(0.7)	(0.5)	(0.7)	(0.4)
Interest expense	0.1	0.0	0.1	0.0
Other	0.0	0.0	0.0	(0.0)
Total other (income)	(0.6)	(0.5)	(0.7)	(0.4)
Income before provision for income taxes	4.1	3.8	1.8	2.7
Provision for income taxes	1.2	1.4	0.5	1.0
NET INCOME	3.0%	2.5%	1.3%	1.7%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Sales: Net sales increased $23.3 million, or 8.3%, to $302.1 million for the three months ended December 31, 2006 compared to $278.8 million for the three months ended December 31, 2005. Retail sales increased $22.3 million, or 8.3%, to $291.6 million for the three months ended December 31, 2006 compared to $269.3 million for the three months ended December 31, 2005. The effect of 16 new stores opened in the first nine months of fiscal 2007 increased retail sales by $13.2 million and the full quarter effect of seven new stores opened in fiscal 2006 increased sales by $7.3 million for the three months ended December 31, 2006. In addition, same-store-sales were up 1.9% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to an increase of the average ticket transaction size to $9.53 from $9.37 and an increase in transaction counts of 0.3% driven by the Company’s Texas stores. Bargain Wholesale net sales increased $1.0 million, or 10.4%, to $10.5 million for the three months ended December 31, 2006 compared to $9.5 million for the three months ended December 31, 2005, primarily due to new customer sales.

Gross Profit: Gross profit increased $15.3 million, or 14.5%, to $121.1 million for the three months ended December 31, 2006 compared to $105.8 million for the three months ended December 31, 2005. As a percentage of net sales, overall gross margin increased to 40.1% for the three months ended December 31, 2006 compared to 38.0% for the three months ended December 31, 2005. As a percentage of retail sales, retail gross margin increased to 40.8% for the three months ended December 31, 2006 compared to 38.6% for the three months ended December 31, 2005. The increase in gross profit was partially due to a 70 basis point decrease in expense for excess and obsolete inventory attributable to the sales of items previously reserved following a more focused approach to merchandising those items and a reduction of spoilage/shrink from 3.6% of total sales in the three months ended December 31, 2005 to 2.9% in the three months ended December 31, 2006. In addition, the increase in gross profit was due to a 30 basis point decrease in cost of products sold to 57.2% for the three months ended December 31, 2006 compared to 57.5% for the three months ended December 31, 2005 due to product cost changes. Finally, the prior year quarter included a 50 basis point reserve for net realizable value of inventories compared to none in the current quarter. The remaining change was made up of increases and decreases in other less significant items included in cost of sales. Bargain Wholesale gross margin increased to 20.1% for the three months ended December 31, 2006 compared to 19.9% for the three months ended December 31, 2005 primarily due to product cost changes.

Operating Expenses: Operating expenses increased by $13.5 million, or 15.3%, to $102.0 million for the three months ended December 31, 2006 compared to $88.5 million for the three months ended December 31, 2005. As a percentage of net sales, operating expenses increased to 33.8% for the three months ended December 31, 2006 from 31.7% for the three months ended December 31, 2005. Retail operating expenses increased $7.9 million between the three months ended December 31, 2006 and 2005, primarily as a result of an increase in retail store labor and related costs of $4.2 million associated with the opening of 16 new stores in fiscal 2007 and the full quarter effect of seven new stores opened in fiscal 2006. Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores. The remaining increases in retail operating expenses include rent, supplies, utilities and other store operating expenses. Corporate operating expenses increased $3.2 million between the three months ended December 31, 2006 and 2005 primarily due to $2.1 million in salaries and benefits, of which $1.4 million was for stock-based compensation and the remainder for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements. There was no stock-based compensation in the three months ended December 31, 2005. In addition, consulting and professional fees increased $0.6 million as a result of fees associated with completing the fiscal year 2006 annual audit and Sarbanes-Oxley requirements. Finally, the increase in total operating expenses was also due to an increase in distribution and transportation costs of $3.3 million between the three months ended December 31, 2006 and 2005, due to $2.2 million in labor to operate the warehouses, including labor to service the increased sales volume and implement various internal control initiatives, and $1.0 million in increased delivery costs primarily due to additional new store locations and higher fuel costs. The increases discussed above are offset by a decrease in workers’ compensation expenses of $0.9 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting that more than offset normal claims activity. The remaining change was made up of increases and decreases in other less significant items included in operating expenses. Stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007, which requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.

Depreciation and Amortization: Depreciation and amortization increased $0.6 million, or 8.0%, to $8.5 million for the three months ended December 31, 2006 compared to $7.9 million for the three months ended December 31, 2005 as a result of 16 new stores opened through December 31, 2006, the full quarter effect of four new stores opened in fiscal 2006, and additions to existing stores and distribution centers. Depreciation as a percentage of sales was flat at 2.8%.

Operating Income: Operating income was $10.6 million for the three months ended December 31, 2006 compared to operating income of $9.5 million for the three months ended December 31, 2005. Operating income as a percentage of net sales increased from 3.4% for the three months ended December 31, 2005 to 3.5% for the three months ended December 31, 2006.

Other Income (Expense): Other income increased $0.5 million to $1.8 million for the three months ended December 31, 2006 compared to $1.3 million for the three months ended December 31, 2005. The increase was primarily due to higher interest income which increased from $1.1 million for the three months ended December 31, 2005 to interest income of $2.0 million for the three months ended December 31, 2006, primarily due to increased interest rates.

Provision for Income Taxes: The provision for income taxes was $3.5 million for the three months ended December 31, 2006 compared to $3.9 million for the three months ended December 31, 2005, due to a lower overall effective tax rate partially offset by an increase in pre-tax income. The effective rate of the provision for income taxes was approximately 28.3% and 36.2% for the three months ended December 31, 2006 and 2005, respectively.

Net Income: As a result of the items discussed above, net income increased $2.1 million, to $8.9 million for the three months ended December 31, 2006 compared to $6.8 million for the three months ended December 31, 2005. Net income as a percentage of net sales was 3.0% and 2.5% for the three months ended December 31, 2006 and 2005, respectively.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Net Sales: Net sales increased $57.3 million, or 7.4%, to $826.8 million for the nine months ended December 31, 2006 compared to $769.5 million for the nine months ended December 31, 2005. Retail sales increased $57.7 million, or 7.8%, to $797.4 million for the nine months ended December 31, 2006 compared to $739.7 million for the nine months ended December 31, 2005. The effect of 16 new stores opened in the first nine months of fiscal 2007 increased retail sales by $23.2 million and the full quarter effect of seven new stores opened in fiscal 2006 increased sales by $27.2 million for the nine months ended December 31, 2006. In addition, same-store-sales were up 2.2% for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005, due to a 0.3% increase in transaction counts that were partially attributable to the Company’s Texas stores, where sales continued to benefit from an anniversary advertising campaign held in the fourth quarter of fiscal 2006 as well as additional operational improvements made in the first three quarters of fiscal 2007. The average ticket size increased to $9.32 from $9.15. Bargain Wholesale net sales decreased $0.4 million, or 1.4%, to $29.4 million for the nine months ended December 31, 2006 compared to $29.8 million for the nine months ended December 31, 2005, primarily due to the loss of customers.

Gross Profit: Gross profit increased $33.4 million, or 11.5%, to $323.0 million for the nine months ended December 31, 2006 compared to $289.5 million for the nine months ended December 31, 2005. As a percentage of net sales, overall gross margin increased to 39.1% for the nine months ended December 31, 2006 compared to 37.6% for the nine months ended December 31, 2005. As a percentage of retail sales, retail gross margin increased to 39.8% for the nine months ended December 31, 2006 compared to 38.3% for the nine months ended December 31, 2005. The increase in gross profit was primarily due to a decrease of 80 basis points in expense for excess and obsolete inventory due to the sales of items previously reserved following a more focused approach to merchandising those items and a reduction of spoilage/shrink from 3.6% of total sales in the nine months ended December 31, 2005 to 3.1% in the nine months ended December 31, 2006. In addition, during nine months ended December 31, 2005, the Company had recorded a 20 basis point reserve for net realizable value of inventories compared to none in the nine months ended December 31, 2006. This decrease was partially offset by a 20 basis point increase in cost of products sold to 58.6% for the nine months ended December 31, 2006 compared to 58.4% for the nine months ended December 31, 2005 due to product cost changes. The remaining change was made up of increases and decreases in other less significant items included in cost of sales. Bargain Wholesale gross margin decreased to 19.9% for the nine months ended December 31, 2006 compared to 20.0% for the nine months ended December 31, 2005, primarily due to product cost changes.

Operating Expenses: Operating expenses increased by $40.2 million, or 16.1%, to $289.3 million for the nine months ended December 31, 2006 compared to $249.1 million for the nine months ended December 31, 2005. As a percentage of net sales, operating expenses increased to 35.0% for the nine months ended December 31, 2006 from 32.4% for the nine months ended December 31, 2005. Retail operating expenses increased $18.3 million between the nine months ended December 31, 2006 and 2005, primarily as a result of an increase in retail store labor and related costs of $12.2 million associated with the opening of 16 new stores in fiscal 2007 and the full quarter effect of seven new stores opened in fiscal 2006. Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores. The remaining increases in retail operating expenses include rent, utilities and other store operating expenses. Corporate operating expenses increased $13.3 million between the nine months ended December 31, 2006 and 2005 primarily due to $5.9 million in salaries and benefits, of which $3.9 million was for stock-based compensation and the remainder for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements. There was no stock-based compensation in the nine months ended December 31, 2005. In addition, consulting and professional fees increased $5.4 million as a result of fees associated with completing the fiscal year 2006 annual audit and Sarbanes-Oxley requirements. Finally, the increase in total operating expenses was also due to an increase in distribution and transportation costs of $10.7 million between the nine months ended December 31, 2006 and 2005, due primarily to $5.8 million in labor to operate the warehouses, including labor to service increased sales volume and implement various internal control initiatives, and $2.6 million in increased delivery costs primarily due to additional new store locations and higher fuel costs. Operating expenses for the nine months ended December 31, 2005 include $4.2 million in consideration for a forced store closure due to a local government eminent domain action for the construction of a new public school compared to $0.7 million in consideration for another store closure due to an eminent domain action during the nine months ended December 31, 2006, a net decrease of $3.5 million. The increases discussed above are offset by a decrease in workers’ compensation expenses of $5.6 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting. The remaining change was made up of increases and decreases in other less significant items included in operating expenses. Stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007, which requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.

Depreciation and Amortization: Depreciation and amortization increased $1.1 million, or 4.8%, to $24.6 million for the nine months ended December 31, 2006 compared to $23.5 million for the nine months ended December 31, 2005 as a result of 16 new stores opened through December 31, 2006, the full quarter effect of seven new stores opened in fiscal 2006, and additions to existing stores and distribution centers. Depreciation as a percentage of sales decreased from 3.1% to 3.0% for the nine months ended December 31, 2005 and 2006, respectively.

Operating Income: Operating income was $9.1 million for the nine months ended December 31, 2006 compared to operating income of $17.0 million for the nine months ended December 31, 2005. Operating income as a percentage of net sales decreased from 2.2% for the nine months ended December 31, 2005 to 1.1% for the nine months ended December 31, 2006.

Other Income (Expense): Other income increased $2.1 million to $5.6 million for the nine months ended December 31, 2006 compared to $3.5 million for the nine months ended December 31, 2005. The increase was primarily due to higher interest income which increased from $3.4 million for the nine months ended December 31, 2005 to interest income of $6.0 million for the nine months ended December 31, 2006, primarily due to increased interest rates.

Provision for Income Taxes: The provision for income taxes was $3.8 million for the nine months ended December 31, 2006 compared to $7.4 million for the nine months ended December 31, 2005, due to the decrease in pre-tax income and a lower overall effective tax rate. The effective rate of the provision for income taxes was approximately 28.3% and 36.4% for the nine months ended December 31, 2006 and 2005, respectively. Additionally, for the nine months ended December 31, 2006, the Company recorded a discrete tax benefit of approximately $290,000, due to additional prior period income tax credits that were identified during the first quarter of the current fiscal year.

Net Income: As a result of the items discussed above, net income decreased $2.2 million, or 17.0%, to $10.8 million for the nine months ended December 31, 2006 compared to $13.0 million for the nine months ended December 31, 2005. Net income as a percentage of net sales was 1.3% and 1.7% for the nine months ended December 31, 2006 and 2005, respectively.

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

Net cash provided by operations during the nine months ended December 31, 2006 and 2005 was $24.1 million and $82.0 million, respectively, consisting primarily of $39.6 million and $37.4 million, respectively, of net income adjusted for non-cash items. During the nine months ended December 31, 2006 and 2005, the Company used cash of $14.7 million and provided cash of $10.5 million, respectively, in working capital and other activities. Net cash used by working capital activities for the nine months ended December 31, 2006 primarily reflects the increase in inventories, decreases in accounts payable and workers’ compensation liability partially offset by the increase in accounts receivable, income taxes receivable and accrued expenses. Net cash provided by working capital activities for the nine months ended December 31, 2005 primarily reflects the increase in accounts payable, workers’ compensation and accrued expenses partially offset by the increase in inventories and income taxes receivable. Finally, proceeds from sales of trading securities, net of purchases were zero and $36.0 million for the nine months ended December 31, 2006 and 2005, respectively.

Net cash used in investing activities during the nine months ended December 31, 2006 and 2005 was $22.8 million and $80.6 million, respectively. In the nine months ended December 31, 2006 and 2005, the Company used $29.9 million and $33.5 million, respectively, for the purchase of property and equipment. In addition, the Company purchased $99.9 million and sold $106.9 million of investments during the nine months ended December 31, 2006. The Company purchased $94.7 million and sold $47.7 million of investments during the nine months ended December 31, 2005.

Net cash provided by financing activities during the nine months ended December 31, 2006 was $3.0 million, which is composed primarily of the proceeds of a bank loan of $1.1 million (See Note 8 to Consolidated Financial Statements). Cash provided by financing activities during the nine months ended December 31, 2005 was $5.7 million. The Company received $1.3 million and $13,000, respectively, from the exercise of non-qualified stock options during the nine months ended December 31, 2006 and 2005.

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

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of December 31, 2006.

Contractual obligations	Total	Less than 1 Year (a)	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$713	$55	$265	$166	$227
Operating lease obligations	170,432	34,426	60,792	35,955	39,259
Deferred compensation liability	3,945	-	-	-	3,945
Construction loan	7,299	7,299	-	-	-
Interest on construction loan	266	266
Total	$182,655	$42,046	$61,057	$36,121	$43,431

(a)	For the remaining months in fiscal 2007.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2021. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended December 31, 2006 and 2005 were $12.0 million and $11.6 million, respectively. Rental expense charged to operations for the nine months ended December 31, 2006 and 2005 was $36.1 million and $34.7 million, respectively. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006. As of December 31, 2006, this entity had $9.1 million in assets and $7.7 million in liabilities, including a bank construction loan for $7.3 million, which is shown on the Company’s consolidated balance sheet as of December 31, 2006.

The Company had an interest in two partnerships which the Company consolidated at December 31, 2005, March 31, 2006 and December 31, 2006 as a result of FIN 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.8 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and December 31, 2006 is a reclassification of approximately $2.8 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in fiscal 2008. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At December 31, 2006, the Company had $145.2 million in securities maturing at various dates through May 2046, with approximately 83% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At December 31, 2006, the fair value of investments approximated the carrying value. Based on the investments outstanding at December 31, 2006, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.3 million or 0.2%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in accounting and financial reporting and the material weaknesses in merchandise inventory management and accounting, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2006 (the “2006 Form 10-K”), the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

 During the quarter ended December 31, 2006, the Company took certain steps that materially affected or are reasonably likely to materially affect its internal control over financing reporting, as described below.

Closing and Reporting Processes.

(i)
The Company continued executing its plan to remediate the material weakness in accounting and financial reporting described in its 2006 Form 10-K by implementing automated cash management and fixed asset procedures.

Merchandise Inventory Management and Control

(i)
The Company completed control systems software development testing and design, and implemented new systems and operational controls. In particular, the Company implemented procedures to process inventory shipments from its distribution centers to its stores as well as between stores.

(ii)
The Company hired an experienced Senior Vice President of Logistics and established a permanent inventory accounting department that had previously been staffed with temporary personnel and consultants.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action and Shareholder Derivative Lawsuits. On June 15, 2004, David Harkness filed a class action suit against the Company and certain of its executive officers in the United States District Court for the Central District of California. Harkness, who sought to represent all who purchased shares of the Company's common stock between March 11 and June 10, 2004, alleged that the Company's public statements during the class period violated the Securities Exchange Act of 1934 by failing to adequately describe various aspects of the Company's operations and prospects. Soon thereafter, several other alleged shareholders filed complaints in the same court, making substantially the same allegations against the same defendants and seeking to represent the same putative class. Three such plaintiffs, Joseph Boodaie, Morgan Boodaie and Samuel Toovy, were designated “lead plaintiffs” pursuant to the Private Securities Class Action Reform Act (“PSLRA”), and filed a consolidated amended complaint that superseded the various complaints originally filed and contained an expanded class period. The defendants moved to dismiss the consolidated amended complaint for failure to state a claim upon which relief can be granted, in particular by failing to satisfy the pleading standards of PSLRA. By order dated March 30, 2005, the Court granted the defendants’ motion to dismiss, and granted the plaintiffs leave to amend the complaint. The plaintiffs filed a second amended complaint on April 29, 2005. The defendants moved to dismiss the second amended complaint as well. On June 16, 2004, another alleged shareholder, Paul Doherty, filed a shareholder derivative suit in Los Angeles County Superior Court, repeating the allegations of the Harkness complaint and demanding, purportedly on behalf of the Company, damages and other relief against certain of the Company's executive officers and directors for alleged breaches of fiduciary and other duties. On or about January 24, 2006, the Company, the Company’s insurer and plaintiffs’ counsel in both the federal securities class action and in the state derivative action agreed to settle these matters. Pursuant to the settlement agreement the Company’s insurer and the Company each paid $2,062,500 in settlement of the putative class action and $87,500 in settlement of the state derivative action. The parties also agreed that the class action period would be extended through and including September 21, 2005. Both the federal court and the state court approved the settlement and dismissed the actions with prejudice. The time for any appeal has expired. The Company paid the settlement of $2.2 million in December 2006.

Vargas vs. 99¢ Only Stores (Ventura County Superior Court). On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees. The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims. The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief. The Company has responded to the complaint and denied all material allegations therein. The parties are currently litigating whether this matter and the Washington matter described below should be coordinated. Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and December 31, 2006 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

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

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2006, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through December 31, 2006.

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

99¢ ONLY STORES
Date: May 16, 2007	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer