Form 10-K
period 2007-03-31
99 CENTS ONLY STORES
filed 2007-06-29
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11735

99¢ Only Stores

(Exact name of registrant as specified in its charter)

California (State or other Jurisdiction of Incorporation or Organization)	95-2411605 (I.R.S. Employer Identification No.)
4000 Union Pacific Avenue, City of Commerce, California (Address of Principal Executive Offices)	90023 (zip code)

Registrant's telephone number, including area code: (323) 980-8145
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 69,981,377 Shares as of May 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

On December 30, 2005 the Company changed its fiscal year-end from December 31 to March 31.  Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of or for the year ended March 31, 2006 and any reference to “2004” or “fiscal 2004” relates to as of or for the year ended December 31, 2004.  References to fiscal 2007 refer to the period from April 1, 2006 to March 31, 2007.  The transition period, January 1 to March 31, 2005, is referred to as the “transition period”.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is an extreme value retailer of consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of closeout merchandise.  As of March 31, 2007, the Company operated 251 retail stores with 177 in California, 41 in Texas, 22 in Arizona, and 11 in Nevada. These stores averaged approximately 22,000 gross square feet. In fiscal 2007, the Company’s stores open for the full year generated average net sales per estimated saleable square foot of $254, which the Company believes is among the highest in the extreme value retail industry, and average net sales per store of $4.4 million, which the Company believes is the highest among all dollar store chains. The Company entered the Texas market in June 2003. In fiscal 2007, 196 non-Texas stores open for the full year averaged net sales of $4.8 million per store and $284 per estimated saleable square foot and the 36 Texas stores open for the full year averaged net sales of $2.4 million per store and $120 per estimated saleable square foot.

The Company competes in the extreme value retail industry, also known as the deep discount industry, which it believes is one of the fastest growing retail sectors in the United States. The Company opened its first 99¢ Only Stores in 1982 and believes that it operates the nation’s oldest existing single-price-point general merchandise chain. For fiscal 2007 the Company expanded its store base, opening 19 stores.  Of these newly opened stores, five stores are located in Texas.  In fiscal 2008, the Company plans to increase its store opening rate by expanding in existing markets and new markets to be served primarily by its existing distribution centers as the first step in the Company’s long-term plan to become a premier nationwide extreme value retailer.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses. Bargain Wholesale represented 3.6% of the Company’s total sales in fiscal 2007.  Further information on the Company’s two business segments, retail operations and wholesale distribution, is provided below in Item 8. Financial Statements and Supplementary Data.

Industry

The Company participates primarily in the extreme value retail industry, with its 99¢ Only Stores. Extreme value retail is distinguished from other retail formats in that substantial portions of purchases are acquired at prices substantially below original wholesale cost through closeouts, manufacturer overruns, and other special-situation merchandise transactions.  As a result, a substantial portion of the product mix is comprised of a frequently changing selection of specific brands and products.  Special-situation merchandise is complemented by reorderable merchandise which is also often purchased below normal wholesale prices. Extreme value retail is also distinguished by offering this merchandise to customers at prices significantly below typical retail prices.

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

Most extreme value retailers also sell merchandise that can be purchased from a manufacturer or wholesaler on a regular basis. Although this merchandise can often be purchased at less than normal wholesale and sold below normal retail, the discount, if any, is generally less than with closeout merchandise. Extreme value retailers sell regularly available merchandise to provide a degree of consistency in their product offerings and to establish themselves as a reliable source of basic goods.

The Company also sells wholesale merchandise, which is generally obtained through the same or shared purchases of the retail operations and sold through its Bargain Wholesale division.  The Company maintains showrooms at its main distribution facility in California and at the Company’s distribution facility outside Houston, Texas. Additionally, the Company has a showroom located in Chicago. Advertising of wholesale merchandise is conducted primarily at trade shows and by catalog mailings to past and potential customers. Wholesale customers include a wide and varied range of major national and regional retailers, as well as smaller retailers, distributors, and wholesalers.

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

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99¢ or less. During fiscal 2007, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever.

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

Fun Treasure-Hunt Shopping Experience. The Company’s practices of buying closeouts and other opportunistic purchases and selling them for 99¢ or less, typically dramatically below retail prices, helps to create a sense of fun and excitement.  The constantly changing selection of these special extreme values, often in limited quantities, helps to create a sense of urgency when shopping, increase shopping frequency and to generate customer goodwill, loyalty and awareness via word-of-mouth.

Attractively Merchandised and Well-Maintained Stores. The Company strives to provide its customers an exciting shopping experience in customer-service-oriented and friendly stores that are attractively merchandised, brightly lit and well maintained. The Company’s stores are laid out with items in the same category grouped together. The shelves are generally restocked throughout the day. The Company believes that offering merchandise in an attractive, convenient and familiar environment creates stores that are appealing to a wide demographic of customers.

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

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of March 31, 2007, the Company’s 251 existing 99¢ Only Stores averaged approximately 22,000 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store. While this strategy was designed to increase revenues and operating income, the Company believes that this strategy had a negative impact on its historical comparable sales growth during the 2004 to 2005 period.

Experienced Management Team and Depth of Employee Incentive Compensation. 99¢ Only Stores’ management team has many years of retail experience. The Company’s management believes that employee ownership of the Company has historically helped build employee pride in its stores. Historically, almost all active hourly employees with six months tenure and all members of management and the Board of Directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold) were eligible for an annual grant of stock options. As of March 31, 2007, the Company’s employees held options to purchase an aggregate of 6,324,000 shares of Common Stock, or 9.0% of the outstanding shares of Common Stock. With recent changes in accounting pronouncements affecting the financial reporting of stock options, the Company’s Board of Directors and management have determined not to distribute stock options to all employees and instead implemented a 401(k) plan with “Safe Harbor” matching totaling up to a maximum of 4% of annual salary and enhancements to its paid time off policy.

Growth Strategy

The Company’s long-term growth plan is to become a premier nationwide extreme value retailer. Management believes that shorter term growth, as of the date of this report, will primarily result from new store openings in its existing markets that include California, Texas, Arizona and Nevada.

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

Expansion in Texas. The Company opened its first Texas stores in June 2003 and has a 741,000 square foot Houston-area distribution center, with warehouse racking, an automated pick-to-belt conveyor system, a “High Jump” warehouse management system and refrigerated and frozen storage space.  As of March 31, 2007, the Company had opened a total of 27 stores in the Houston area, 13 in the Dallas Fort Worth Metroplex and one store in San Antonio area. The Texas stores average 19,675 saleable square feet and 25,349 gross square feet, which is larger than the Company average of 17,283 saleable square feet and 22,003 gross square feet for 2007.  The Company currently believes that there is potential for additional growth in Texas.

Long -Term Geographic Expansion. The Company’s long-term plan is to become a nationwide retailer by opening clusters of stores in densely populated geographic regions across the country. The Company believes that its strategy of consistently offering a broad selection of name-brand consumables at value pricing in a convenient store format is portable to other densely populated areas of the United States. In 1999, the Company opened its first 99¢ Only Stores location outside the state of California in Las Vegas, Nevada; Arizona followed in 2001 and Texas in 2003.

Real Estate Acquisitions. The Company considers both real estate lease and purchase opportunities and may consider for future expansion the acquisitions of a chain, or chains, of retail stores in existing markets or other regions, primarily for the purpose of acquiring favorable locations in line with its expansion plans.

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, generally at a significant discount from standard retail prices. All merchandise sold in the Company’s 99¢ Only Stores sells for 99¢ per item or two or more items for 99¢, except for certain items priced from 9¢ up to 99¢, as long as the price ends in a 9, which the Company has tested in its Texas markets and is currently utilizing as a limited pricing strategy in all its markets.

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square foot):

	Year Ended December 31,				Year ended March 31,
	2002	2003	2004		2006		2007

Net retail sales	$663,983	$816,348	$929,896		$984,293		$1,064,518
Annual net sales growth rate	27.2%	22.9%	13.9%		5.8%		8.2%
Store count at beginning of year	123	151	189		219	(b)	232
New stores	28	38	33		15		19
Stores closed	-	-	3	(a)	2	(c)	-
Total store count at year-end	151	189	219		232		251
Average net sales per store open the full year (d)	$4,750	$4,957	$4,603	(e)	$4,347	(f)	$4,421	(g)
Estimated store saleable square footage at year-end	2,428,681	3,190,528	3,796,153		4,040,096		4,337,974
Average net sales per estimated saleable square foot (d)	$309	$308	$270	(e)	$250	(f)	$254	(g)
Change in comparable net sales(h)	3.6%	4.5%	-1.8%		0.3%		2.4%

 (a) Two smaller stores closed due to the presence of larger nearby 99¢ Only Stores and one store closed due to eminent domain for the construction of a new public school.

(b) Store count includes store activity from January 1, 2005 through March 31, 2006 due to the change in fiscal year. The Company operated 223 stores as of March 31, 2005.

(c) One store closed due to relocation and one due to an eminent domain action for the construction of a light railway project.

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

(g) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for 12 months ended March 31, 2007 and average sales per saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per saleable square foot.

(h) Change in comparable store net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company’s stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries private-label consumer products made for the Company. The Company believes that the success of its 99¢ Only Stores concept arises in part from the value inherent in selling consumable items for only 99¢ or less per item, many of which are name-brands, and most of which typically retail elsewhere from $1.19 to $9.99.

Approximately half of the merchandise purchased by the Company is available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently change, depending upon the availability of closeout and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy for its stores, which first opened in 1982, the Company has been able to obtain sufficient name-brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that the frequent changes in specific name-brands and products found in its stores from one week to the next, encourage impulse and larger volume purchases, results in customers shopping more frequently, and helps to create a sense of urgency, fun and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific value-priced items that may be purchased by a single consumer.

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

Advertising. Advertising expenditures were $5.6 million, $4.4 million and $5.0 million for fiscal 2004, 2006 and 2007 respectively, or 0.6%, 0.4% and 0.5% of net retail sales, respectively. The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy, which it manages without the assistance of an outside agency, emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the sale of nine televisions or iPods and other high value items for only 99¢ each, grand openings often attract long lines of customers and receive media coverage.

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

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5.0% of the Company’s total purchases in fiscal 2007. During fiscal 2007, the Company purchased merchandise from more than 999 suppliers, including 3M, American Greetings, Colgate-Palmolive, Con Agra, Dole, Eveready Battery, General Mills, Georgia Pacific, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Mattel, Nestle, Procter & Gamble, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2007 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buying decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

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

The Company develops new private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also imports merchandise, especially in product categories such as kitchen items, housewares, toys, seasonal products, pet-care and hardware which the Company believes are not brand sensitive to consumers.

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

Information Systems

In fiscal 2007, the Company made significant investments in a variety of infrastructural and process areas. These improvements included upgrades to its data center, networking infrastructure, and Wide Area Network (“WAN”) intended to improve security and reliability of processing. The Company adopted formal control objectives and deployed a compliance and self assessment program for key controls in its information systems and technology internal controls framework.

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

The Company is continuing the implementation of a new Core Merchandising system (CMS) which, in combination with the Highjump WMS, will replace the majority of the functionality of the existing in-house proprietary inventory control and store ordering systems.  During fiscal 2007, the Company implemented operational changes using existing systems to improve inventory transaction controls and to prepare for implementation of the CMS.

The Company utilizes an in-house developed Point of Sale (“POS’’) barcode scanning system to record and process retail sales in each of its stores and in-house developed electronic polling to collect sales data for analysis, reporting and processing.

Competition

The Company faces competition in both the acquisition of inventory and sale of merchandise from other wholesalers, discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of the Company’s Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other extreme value retailers, for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company’s ability to compete will depend on many factors, including the success of its purchase and resale of such merchandise at lower prices than its competitors. In addition, the Company may face intense competition in the future from new entrants in the extreme value retail industry that could have an adverse effect on the Company’s business and results of operations.

Employees

At March 31, 2007, the Company had approximately 10,000 employees including 9,000 in its retail operation, 500 in its warehousing and distribution operation, 340 in its corporate offices and 50 in its Bargain Wholesale division. The Company considers relations with its employees to be good. The Company offers certain benefits to benefit-eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan with Company match and a deferred compensation plan for officers of the Company.  Additionally, almost all active hourly employees with six months tenure, and all members of the Board of Directors (other than David Gold, Eric Schiffer, Jeff Gold, and Howard Gold) had previously been eligible for an annual grant of stock options. With recent changes in accounting pronouncements affecting the financial accounting of stock options, the Company’s Board of Directors and management have determined not to distribute stock options to all employees and instead implemented a 401 (k) plan with “Safe Harbor” matching totaling up to a maximum of 4% of annual salary and enhancements to its paid time off policy.

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

Item 1A. Risk Factors

Inflation may affect the Company’s ability to sell merchandise at the 99¢ price point

The Company’s ability to provide quality merchandise for profitable resale within the 99¢ price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its 99¢ price point, which could have a material adverse effect on its business and results of operations. However, the Company can pass price increases on to customers to a degree, such as by selling smaller units for the same price and by selling fewer units for $0.99 or at higher price points below $0.99 ending in a 9 in the case of items sold at two or more for $0.99.  See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company has identified material weaknesses in internal control over financial reporting

The Company reported an adverse opinion on the effectiveness of its internal control over financial reporting as of March 31, 2007 because of material weaknesses identified in management’s assessment of the effectiveness of such internal control as of that date related to inventory accounting and fixed assets. These material weaknesses, if not remediated, create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof.  A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends largely on its ability to successfully open and operate new stores outside of its core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets that the Company operates in, upgrade its financial and management information systems and controls, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control or are difficult to manage. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, differentiate itself and obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, availability of locally sourced as well as intra-Company distribution of merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, local regulations, and the level of initial advertising influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a portion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could produce a further decrease in overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores opened in existing and in new markets have in the past and may in the future be less profitable than existing stores in the Company’s core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.  As the Company expands beyond its base in the Southwestern United States, differences in the available labor pool and potential customers could adversely impact the Company.

The Company’s operations are concentrated in California; Natural disaster and similar risks in its markets

As of March 31, 2007, all but 74 of the Company’s 251 stores were located in California (with 41 stores in Texas, 22 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in other states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted. California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws), it is widely believed that California will soon do so again, and this state typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities, such as newly enacted recycling laws and limitations on bags that may be used, can further pressure margins.

In addition, the Company historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, tornados, hurricanes, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s properties. Furthermore, although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business or insure other risks which are not normally insured such as acts of war and acts of terrorism.  In addition, because of the closeout nature of many of the Company’s products, a loss of inventory due to such a disaster would likely take the Company longer to remediate than if the Company only relied upon re-orderable merchandise.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipments are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network, and new store locations receiving shipments from distribution centers that are increasingly further from the new stores that they serve will increase transportation costs and may create transportation scheduling strains. The very nature of the Company’s closeout business makes it uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases.  Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. The Company is also in the process of implementing new warehouse distribution and merchandising systems and has experienced problems with the warehousing, distribution and merchandising systems being replaced. A fire, earthquake, or other disaster at the Company’s warehouses could also hurt the Company’s business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt the Company’s receiving, processing, and shipment of merchandise.

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

The Company depends upon its relationships with suppliers and the availability of closeout and special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. This results in a mix of name-brand and other merchandise within the 99¢ price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with the Company business plan and/or historical costs. Further, the Company may not be able to find and purchase merchandise in necessary quantities, particularly as it grows and therefore requires a greater availability of such merchandise at competitive prices. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements or pricing commitments with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair the Company’s business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores.  This can also result in shrink due to spoilage if merchandise cannot be sold in anticipated timeframes.  The Company’s short-term and long-term store and warehouse inventory approximated $143.9 million and $155.8 million at March 31, 2006 and March 31, 2007, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

The Company faces strong competition

The Company competes in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. It also competes for retail real estate sites. In the future, new companies may also enter the extreme value retail industry. It is also becoming more common for superstores to sell products competitive with the Company’s own. Additionally, the Company currently faces increasing competition for the purchase of quality closeout and other special-situation merchandise, and some of these competitors are entering or may enter the Company’s traditional markets.  In addition, as it expands, the Company will enter new markets where its own brand is weaker and established brands are stronger, and where its own brand value may have been diluted by other retailers with similar names appearances and/or business models. Some of the Company’s competitors have substantially greater financial resources and buying power than the Company does, as well as nationwide name-recognition and organization. The Company’s capability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate itself from competitors that do not share the Company’s price and merchandise attributes, yet may appear similar to prospective customers. The Company also faces competition from other retailers with similar names and/or appearances. The Company cannot assure it will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

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

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. However, some of the Company’s inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packing and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	uncertainty in dealing with foreign vendors and countries where the rule of law is less established;
-	risk of loss due to overseas transportation;
-	import and customs review can delay delivery of product as could labor disruptions at ports;
-	changes in import and export regulations, including “trade wars” and retaliatory responses; and
-	changes in tariff and freight rates.

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

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis and are in negotiation for renewal.  Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are no less favorable than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if terms were negotiated that were acceptable to the Company, it cannot be certain that such terms would meet the standard required for approval by the independent directors. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect the Company’s net sales and operating results.

The Company relies heavily on its executive management team and is transitioning to new leadership

The Company experienced a change in executive management in 2005 and has added a number of new officer level positions in the areas of buying, real estate, information technology, finance, store operations, logistics, loss prevention, distribution and merchandise planning and allocation. The officers in these positions come from many different companies and this team must develop a coordinated management style.  New management teams are generally more likely to experience turnover and may take more time to develop effective teamwork.

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

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the quarter ended December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2006 and 2007, the Company generated approximately 27.2% and 27.3%, respectively of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. These factors, some beyond the Company’s control, include the following:

-	the number, size and location of new stores and timing of new store openings;
-	the distance of new stores from existing stores and distribution sources;
-	the level of advertising and pre-opening expenses associated with new stores;
-	the integration of new stores into operations;
-	the general economic health of the extreme value retail industry;
-	changes in the mix of products sold;
-	increases in fuel, shipping merchandise and energy costs;
-	the ability to successfully manage inventory levels;
-	changes in personnel;
-	the expansion by competitors into geographic markets in which they have not historically had a strong presence;
-	fluctuations in the amount of consumer spending; and
-	the amount and timing of operating costs and capital expenditures relating to the growth of the business and the Company’s ability to uniformly capture such costs.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, but the Company cannot be assured that its policies and training are comprehensive and/or are consistently followed, and the Company is still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if its policies are consistently followed.

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of May 15, 2007, an aggregate of 23,036,266, or 33.1%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate widely

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:
-	the depth of the market for common stock;
-	changes in expectations of future financial performance, including financial estimates by securities analysts;
-	variations in operating results;
-	conditions or trends in the industry or industries of any significant vendors or other stakeholders;
-	the conditions of the market generally or the extreme value or retail industries;
-	additions or departures of key personnel;
-	future sales of common stock;
-	government regulation affecting the business;
-	increased competition;
-	increases in minimum wages;
-	workers’ compensation costs and new laws and regulations;
-	the Company’s ability to control shrink;
-	consolidation of consumer product companies;
-	municipal regulation of “dollar” stores;
-	future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-	other risk factors as disclosed herein.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2007, the Company owned 41 stores and leased 210 of its 251 store locations. Additionally, as of March 31, 2007, the Company owns four parcels of land for potential store sites. The Company has an interest in three variable interest entities, in which it leases stores. The Company also has an undivided 50% interest in another property which includes a leased store site.

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

Effective September 30, 2000, the Company sold its discontinued operation, Universal International, Inc (“Universal”) to a company owned 100% by David and Sherry Gold.  Prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements but David and Sherry Gold have agreed to indemnify the Company for any and all payments under such guarantees.   For further information see Note 5 “Related Party Transactions” under notes to Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The following table sets forth, as of March 31, 2007, information relating to the calendar year expiration dates of the Company’s current stores leases:

Expiring	Expiring	Expiring	Expiring
2007	2008-2010	2011-2013	2014 and beyond

17(a)	79	67	47

(a)	Includes 13 stores leased on a month-to-month basis.

The large majority of the Company’s store leases were entered into with multiple renewal options of typically five-years per option. Historically, the Company has exercised the large majority of the lease renewal options as they arise, and anticipates continuing to do so for the majority of leases for the foreseeable future.  The number of stores expiring with no additional options for renewal are set forth below:

Expiring Without Renewal Options 2007	Expiring Without Renewal Options 2008-2010	Expiring Without Renewal Options 2011-2013	Expiring Without Renewal Options 2014 and beyond

13(a)	2	4	191

(a)	Includes 13 stores leased on a month-to-month basis.

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

The Company also owns a cold storage warehouse/distribution center and leases from time to time additional warehouse facilities located near the City of Commerce, California.

The Company also owns a warehouse in Eagan, Minnesota.

Item 3. Legal Proceedings

Vargas vs. 99¢ Only Stores (Ventura County Superior Court).  On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees.  The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the complaint and denied all material allegations therein.  This matter has been coordinated with the Washington case described below.  Based on discussions during recent settlement negotiations, the Company reserved $1.5 million at March 31, 2006 and March 31, 2007 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a final and court approved settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court).  On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees.  The lawsuit alleges the failure to provide or pay for meal or rest breaks and associated claims.  The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above.  This matter has been coordinated with the Vargas case described above. See the Vargas matter described above for reserves pertaining to this matter and a description of settlement status.

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

	Price Range
	High	Low
Fiscal Year ended March 31, 2006:
First Quarter	$13.32	$10.05
Second Quarter	12.86	9.02
Third Quarter	10.85	9.01
Fourth Quarter	13.62	9.92

Fiscal Year ending March 31, 2007:
First Quarter	$13.32	$10.00
Second Quarter	12.92	10.04
Third Quarter	12.71	10.70
Fourth Quarter	16.13	12.22

As of May 15, 2007, the Company had 412 shareholders of record and 14,611 beneficial holders of its Common Stock.

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

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,870,000 are available as of March 31, 2007 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant. Prior to April 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2004 and the three months ended March 31, 2005.  The Company recognized $0.2 million in option related compensation expense during fiscal 2006.  In fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment” and recognized $5.2 million in option related compensation expense (see Note 7 to Consolidated Financial Statements for detailed discussion).  The plan will expire in 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 31, 2007 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,324,000	$16.80	2,870,000
Equity compensation plans not approved by security holders	-	-	-
Total	6,324,000	$16.80	2,870,000

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of the Company’s common stock during the period from December 31, 2001 to March 31, 2007, compared with the cumulative returns of the S&P Mid Cap 400 Index and the Russell 2000 Index.  The comparison assumes $100 was invested on December 31, 2001 in the common stock and in each of the foregoing indices shown. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

	Year Ended December 31,			Year Ended March 31,
	(Amounts in thousands, except per share and operating data)
Statements of Income Data (a):	2002	2003	2004	2006	2007(h)
Net sales:
99¢ Only Stores	$663,983	$816,348	$929,896	$984,293	$1,064,518
Bargain Wholesale	49,959	46,112	42,277	39,296	40,178
Total sales	713,942	862,460	972,173	1,023,589	1,104,696
Cost of sales (excluding depreciation and amortization expense as shown separately below)	427,356	516,686	592,575	640,140	672,101
Gross profit	286,586	345,774	379,598	383,449	432,595
Selling, general and administrative expenses:
Operating expenses	178,561	235,428	312,263	340,371	393,351
Depreciation and amortization	14,481	19,391	28,246	31,424	32,675
Total operating expenses	193,042	254,819	340,509	371,795	426,026
Operating income	93,544	90,955	39,089	11,654	6,569
Other income, net	(4,847)	(4,457)	(3,263)	(5,084)	(7,432)
Income before provision for income taxes	98,391	95,412	42,352	16,738	14,001
Provision for income taxes	37,659	36,710	14,521	5,316	4,239
Net income	$60,732	$58,702	$27,831	$11,422	$9,762
Earnings per common share:
Basic	$0.87	$0.82	$0.39	$0.16	$0.14
Diluted	$0.85	$0.81	$0.39	$0.16	$0.14
Weighted average number of common shares outstanding:
Basic	69,938	71,348	70,627	69,553	69,862
Diluted	71,181	72,412	71,016	69,737	70,017

Company Operating Data:
Sales Growth
99¢ Only Stores	27.2%	22.9%	13.9%	5.8%	8.2%
Bargain Wholesale	(11.2)%	(7.7)%	(8.3)%	(7.1)%	2.2%
Total sales	23.5%	20.8%	12.7%	5.3%	7.9%
Gross margin	40.1%	40.1%	39.0%	37.5%	39.2%
Operating margin	13.1%	10.6%	4.0%	1.1%	0.6%
Net income	8.5%	6.8%	2.9%	1.1%	0.9%

	Year Ended December 31,				Year Ended March 31,
	(Amounts in thousands, except per share and operating data)

Retail Operating Data (b):	2002	2003	2004		2006		2007(h)
99¢ Only Stores at end of period	151	189	219		232		251
Change in comparable stores
net sales (c)	3.6%	4.5%	(1.8)%		0.3%		2.4%
Average net sales per store open the full year	$4,750	$4,957	$4,603		$4,347		$4,421
Average net sales per estimated saleable square foot (d)	$309	$308	$270	(e)	$250	(f)	$254	(g)
Estimated saleable square footage at year end	2,428,681	3,190,528	3,796,153		4,040,096		4,337,974

Balance Sheet Data:
Working capital	$215,747	$217,825	$184,778		$201,475		$209,890
Total assets	$450,078	$563,714	$600,204		$628,708		$643,135
Capital lease obligation, including current portion	$1,637	$1,593	$811		$774		$699
Long-term debt, including current portion	-	-	-		$6,174		$7,299
Total shareholders’ equity	$401,511	$496,954	$488,284		$501,526		$519,227

(a)	The financial statements were audited by PriceWaterhouseCoopers, the Company’s external auditor for 2002 and 2003, by Deloitte & Touche LLP for 2004, and by BDO Seidman, LLP for fiscal 2006 and 2007.
(b)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(c)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(d)	Computed based upon estimated total saleable square footage of stores open for the entire period.
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

(g)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for fiscal 2007 and average sales per saleable square foot of $120. All other stores open for the full year had average sales of $4.8 million per store and $284 of average sales per saleable square foot.

(h)
In fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  See Note 7 to the Consolidated Financial Statements for more information.

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

General

In fiscal 2007, 99¢ Only Stores had net sales of $1,104.7 million, operating income of $6.6 million and net income of $9.8 million.  Sales increased 7.9% over fiscal 2006 primarily due to the 19 new store openings since the end of fiscal 2006 and a 2.4% increase in same-store sales. Operating income and net income decreased 43.6% and 14.5%, respectively, from fiscal 2006. Average sales per store open the full year increased from $4.3 million in fiscal 2006 to $4.4 million, in fiscal 2007. Average net sales per estimated saleable square foot (computed for 99¢ Only Stores open for the full year) increased from $250 per square foot at March 31, 2006 to $254 per square foot at March 31, 2007. This increase reflects the Company’s opening of smaller locations for new store development and improving performance of the Texas stores. Existing stores at March 31, 2007 average approximately 22,000 gross square feet.  The Company is targeting locations between 15,000 and 19,000 gross square feet.  Despite the increase in average store sales and average net sales per estimated saleable square foot as well as increase in the gross profit margin,  operating income and net income were negatively impacted by certain operating expenses increasing proportionately more than revenues in fiscal 2007.

In fiscal 2007, the Company continued to expand its store base with 19 store openings in California, Texas, Nevada and Arizona.  By the end of fiscal 2008, the Company intends to increase its store opening growth rate to approximately 15% and believes that near term growth in 2008 will primarily result from new store openings in its existing territories and increases in same store sales.

On December 30, 2005 the Company changed its fiscal year-end from December 31 to March 31.  Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of, or for the year ended, March 31, 2006 and any reference to “2004” or “fiscal 2004”relates to as of, or for the year ended December 31, 2004. References to “fiscal 2007” refer to a period from April 1, 2006 to March 31, 2007 and “fiscal 2008” refer to a period from April 1, 2007 to March 31, 2008, and so forth.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived asset impairment, legal reserves, self-insurance reserves, leases, taxes and share-based compensation.

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage and scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances such as the amount of obsolete inventory, shrinkage and scrap in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.

Long-lived asset impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. The Company concluded that there were no such events or changes in circumstances during fiscal 2004, the three months ended March 31, 2005 and fiscal 2007.  In fiscal 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.

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

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability as of December 31, 2004, March 31, 2005, 2006 and 2007 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

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

Tax Valuation Allowances: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company had approximately $40.3 million and $46.1 million in net deferred tax assets that are net of tax valuation allowances of $5.5 million and $4.0 million at March 31, 2006 and March 31, 2007, respectively. Management evaluated the available positive and negative evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at March 31, 2007 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

Share-Based Compensation: In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  The determination of the fair value of the Company’s stock options at the grant date requires judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from the amount recorded in the current period.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data”.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage, and is net of discounts and allowances . The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving and distribution warehouse costs in its cost of goods sold, which totaled $48.5 million, $47.4 million and $59.7 million as of fiscal 2004, 2006 and 2007, respectively. Purchasing, receiving and distribution warehouse costs totaled $11.1 million and $13.0 million for three months ended March 31, 2004 and 2005, respectively. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Year Ended December 31,		Year Ended March 31,		Year Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004		2006		2007		2004		2005
	(Amounts in thousands)
Net Sales:							(Unaudited)
99¢ Only Stores	$929,896	95.7%	$984,293	96.2%	$1,064,518	96.4%	$218,812	95.1%	$231,899	95.6%
Bargain Wholesale	42,277	4.3	39,296	3.8	40,178	3.6	11,238	4.9	10,731	4.4
Total	972,173	100.0	1,023,589	100.0	1,104,696	100.0	230,050	100.0	242,630	100.0
Cost of sales	592,575	61.0	640,140	62.5	672,101	60.8	137,821	59.9	152,291	62.8
Gross profit	379,598	39.0	383,449	37.5	432,595	39.2	92,229	40.1	90,339	37.2
Selling, general and administrative expenses:
Operating expenses	312,263	32.1	340,371	33.3	393,351	35.6	71,040	30.9	81,760	33.7
Depreciation and amortization	28,246	2.9	31,424	3.1	32,675	3.0	6,020	2.6	7,776	3.2
Total	340,509	35.0	371,795	36.4	426,026	38.6	77,060	33.5	89,536	36.9
Operating income	39,089	4.0	11,654	1.1	6,569	0.6	15,169	6.6	803	0.3
Other income, net	(3,263)	(0.4)	(5,084)	(0.5)	(7,432)	(0.7)	(1,600)	(0.7)	(302)	(0.1)
Income before provision for income taxes	42,352	4.4	16,738	1.6	14,001	1.3	16,769	7.3	1,105	0.4
Provision for income taxes	14,521	1.5	5,316	0.5	4,239	0.4	6,565	2.9	306	0.1
Net income	$27,831	2.9%	$11,422	1.1%	$9,762	0.9%	$10,204	4.4%	$799	0.3%

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net sales. Total net sales increased $81.1 million, or 7.9%, from $1,023.6 million in fiscal 2006 to $1,104.7 million in fiscal 2007. 99¢ Only Stores’ net retail sales increased $80.2 million, or 8.2%, from $984.3 million in fiscal 2006 to $1,064.5 million in fiscal 2007. The effect of 19 new stores opened since the end of fiscal 2006 increased net retail sales by $38.8 million and the full year fiscal 2007 effect of stores opened in fiscal 2006 increased sales by $18.4 million. In addition, comparable stores net sales for all stores open at least 15 months in fiscal 2006 and 2007 increased 2.4% in 2007 due to a 0.5% increase in transaction counts (primarily attributable to the Company’s Texas stores, where sales continued to benefit from an anniversary advertising campaign held in the fourth quarter of fiscal 2006 and due to additional operational improvements made in fiscal 2007), as well as an increase in average ticket size by 1.9% to $9.34 from $9.17.  Bargain Wholesale net sales increased $0.9 million, or 2.2%, from $39.3 million in fiscal 2006 to $40.2 million in fiscal 2007, primarily due to new customers. Since the end of fiscal 2006, the Company added 19 stores; five stores were opened in Texas, one in Arizona and 13 in California. At the end of fiscal 2007, the Company had 251 stores compared to 232 as of fiscal 2006. Gross retail square footage at the end of fiscal 2007 and fiscal 2006 was 5.52 million and 5.15 million, respectively. For 99¢ Only Stores open all of fiscal 2007, the average net sales per estimated saleable square foot was $254 and the average annual net sales per store were $4.4 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.8 million per store and $284 per square foot. Texas stores open for a full year averaged net sales of $2.4 million per store and $120 per square foot.

Gross profit. Gross profit increased $49.1 million, or 12.8%, from $383.4 million in fiscal 2006 to $432.6 million in fiscal 2007. As a percentage of net sales, overall gross margin increased to 39.2% in fiscal 2007 from 37.5% in fiscal 2006. As a percentage of retail sales, retail gross margin increased to 39.9% in fiscal 2007 from 38.2% in fiscal 2006.  The increase in gross profit was primarily due to a reduction in excess and obsolete inventory reserves of 0.5% of retail sales in fiscal 2007 due to the sales of items previously reserved as excess and obsolete inventory following a more focused approach to merchandising those items compared to an increase in these reserves of 0.1% of retail sales in fiscal 2006, and due to a reduction of spoilage/shrink from 3.7% for fiscal 2006 to 3.0% for fiscal 2007. In addition, the increase in gross profit was due to a decrease in cost of products sold to 57.4% for fiscal 2007 compared to 57.6% for fiscal 2006 due to product cost changes.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales. The Bargain Wholesale margin increased to 20.0% in fiscal 2007 versus 19.6% in fiscal 2006, primarily due to product cost changes.

Operating expenses. Operating expenses increased $53.0 million, or 15.6%, from $340.4 million in fiscal 2006 to $393.4 million in 2007. As a percentage of net sales, operating expenses increased to 35.6% for the year ended March 31, 2007 from 33.3% for the year ended March 31, 2006.  Retail operating expenses increased $25.0 million between fiscal 2006 and fiscal 2007, primarily as a result of an increase in retail store labor and related costs of $18.0 million associated with the opening of 19 new stores in fiscal 2007 and the full year effect of stores opened in fiscal 2006.  Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores.  The remaining increases in retail operating expenses included rent, utilities and other store operating expenses. Corporate operating expenses increased $14.1 million between fiscal 2006 and fiscal 2007 primarily due to an increase in consulting and professional fees of $5.4 million as a result of costs associated with completing the fiscal year 2006 annual audit and in connection with implementing Sarbanes-Oxley requirements, an increase of $5.0 million for stock-based compensation, and an increase of $3.4 million for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements.  The increase in stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007, which requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.  Stock-based compensation recognized in fiscal 2006 was $0.2 million and increased to $5.2 million in fiscal 2007 under FAS No. 123(R).  Finally, the increase in total operating expenses was also due to an increase in distribution and transportation costs of $14.9 million, due primarily to $7.7 million in labor to operate the warehouses, including labor to service the increased sales volume and implement various internal control initiatives, and $3.9 million in increased delivery costs due to additional new store locations and higher fuel costs. Operating expenses for both years were also affected by the gains from consideration received in eminent domain actions.  Fiscal 2006 operating expense was reduced by $4.2 million by a gain from consideration for a forced store closure due to a local government eminent domain action for the construction of a new public school, and fiscal 2007 operating expense was reduced by $0.7 million by the gain from consideration for another store closure due to an eminent domain action. The increases discussed above were also offset by a decrease in workers’ compensation expenses of $4.5 million, which was primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

 Depreciation and amortization. Depreciation increased $1.3 million, or 4.0%, from $31.4 million in fiscal 2006 to $32.7 million in fiscal 2007 as a result of the net 19 new stores operating since the end of the fiscal 2006, the full year effect of fiscal 2006 store additions, and additions to existing stores and distribution centers. The increase was partially offset due to the disposal of certain fixed assets and fully depreciated assets.

Operating income. Operating income decreased $5.1 million, or 43.6%, from $11.7 million in fiscal 2006 to $6.6 million in fiscal 2007. Operating income as a percentage of net sales decreased from 1.1% in fiscal 2006 to 0.6% in fiscal 2007 primarily due to increases in operating expenses discussed above partially offset by the increase in the gross margin percentage on sales.  Operating income in fiscal 2006 and 2007 benefited from net gains of $4.2 million and $0.7 million, respectively, for forced store closures due to local government eminent domain actions, which are included as an offset to selling, general, and administrative expenses.

Other income, net. Other income increased $2.3 million to $7.4 million in fiscal 2007 compared to $5.1 million in fiscal 2006.  Interest income earned on the Company’s investments increased from $5.1 million in fiscal 2006 to $7.9 million in fiscal 2007 as a result of increased interest rates.  Interest expense which primarily relates to consolidated partnership line of credit with a bank was $1.2 million in fiscal 2007 compared to $0.1 million in fiscal 2006.

            Provision for income taxes. The provision for income taxes in fiscal 2007 was $4.2 million compared to $5.3 million in fiscal 2006, due to the decrease in pre-tax income and a lower overall effective tax rate.  The provision for income taxes had effective combined federal and state income rates of 30.3% and 31.8% in fiscal 2007 and 2006, respectively. Additionally, in fiscal 2007, the Company recorded a discrete tax benefit of approximately $290,000, due to additional prior period income tax credits that were identified during the first quarter of fiscal 2007. The effective combined federal and state tax income rates are less than the statutory rates in each period and were calculated to reflect estimated income tax rates after giving effect for tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $1.6 million, or 14.5%, from $11.4 million in fiscal 2006 to $9.8 million in fiscal 2007. Net income as a percentage of net sales declined from 1.1% in fiscal 2006 to 0.9% in fiscal 2007.

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended December 31, 2004

Net sales. Total net sales increased $51.4 million, or 5.3%, from $972.2 million in fiscal 2004 to $1,023.6 million in fiscal 2006. 99¢ Only Stores’ net retail sales increased $54.4 million, or 5.8%, from $929.9 million in fiscal 2004 to $984.3 million in fiscal 2006. Bargain Wholesale net sales decreased $3.0 million, or 7.1%, from $42.3 million in fiscal 2004 to $39.3 million in fiscal 2006. The effect of 15 new stores opened since the end of fiscal 2004 increased 99¢ Only Stores net retail sales by $18.5 million and the full year fiscal 2006 effect of 30 net stores opened in fiscal 2004 increased sales by $50.7 million. However, comparable stores net sales for all stores open at least 18 months in fiscal 2004 and 2006 decreased 0.6% in 2006 which management believes was due to operational issues in early to mid-year including lack of execution in the supply chain and shelf in-stock issues as well as the effects of higher gasoline prices.  To account for the change in year end that affects the comparable stores sales comparison between fiscal 2006 and fiscal 2004, the Company used stores open at least 18 months instead of 15 months. At the end of fiscal 2006, the Company had 232 stores compared to 219 as of fiscal 2004. Gross retail square footage at the end of fiscal 2006 and fiscal 2004 was 5.2 million and 4.8 million, respectively. For 99¢ Only Stores open all of fiscal 2006, the average net sales per estimated saleable square foot was $250 and the average annual net sales per store were $4.3 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.7 million per store and $283 per square foot in fiscal 2006. Texas stores open for a full year averaged net sales of $2.3 million per store and $111 per square foot in fiscal 2006.

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

Operating expenses. Operating expenses increased $28.1 million, or 9.0%, from $312.3 million in fiscal 2004 to $340.4 million in 2006. As a percentage of net sales, operating expenses increased to 33.3% for the year ended March 31, 2006 from 32.1% for the year ended December 31, 2004. The increase was primarily due to higher retail store operating expenses of $36.5 million between fiscal 2004 and fiscal 2006, including an increase in retail store labor and benefits costs of $27.2 million and an increase in rent costs of $3.2 million.  The increases in labor, benefits, and rent expenses generally reflect the opening of 15 new stores since the end of fiscal 2004, the full year effect of fiscal 2004 store additions and cost increases in existing stores.  In addition, retail store operating expenses increased disproportionately compared to retail sales increases due to the underperformance of Texas stores.  The increase in operating expenses was due to an increase in transportation costs of $5.3 million, as a result of higher fuel costs and increased delivery costs, due to additional store locations. In addition, there was a $6.8 million increase in accounting and consulting fees associated with various systems initiatives and Sarbanes-Oxley requirements.  Finally, the Company recorded an asset impairment charge of $0.8 million relating to one underperforming store in Texas. The increase in operating expenses was partially offset by a decrease in workers’ compensation expenses of $11.4 million due to stabilization of the reserves necessary for claims liability and improvements in claims handling and accident reporting.  The increase in operating expenses was also partially offset by a decrease in legal costs of $4.4 million primarily due to reduced outside legal costs stemming from less litigation and settlement payments in fiscal 2006. The remaining change was made up of increases and decreases in other less significant items included in operating expenses.

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

Effects of inflation

The Company believes that inflation and/or deflation had a minimal impact on the Company’s overall operations during fiscal 2007, 2006, three months ended March 31, 2005 and fiscal 2004.

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

Net cash provided by operating activities in fiscal 2004, 2006 and 2007 was $94.4 million, $82.5 million, and $28.5 million, respectively, consisting primarily of $45.8 million, $38.5 million and $42.3 million of net income, respectively, adjusted for depreciation and other non-cash items. The Company used $5.8 million and $10.8 million in working capital in fiscal 2004 and 2007, respectively. Net cash provided by working capital activities was $6.1 million in fiscal 2006. Net cash used in working capital activities primarily reflects the increases in inventories, net of increases in accounts payable and workers’ compensation for fiscal 2004. Net cash provided by working capital activities primarily reflects increases in accounts payable and workers’ compensation partially offset by increases in inventories and a decrease in income tax payable in fiscal 2006. Net cash used by working capital activities primarily reflects the increase in inventories, decrease in accounts payable and workers’ compensation liability partially offset by the increase in accrued expenses and decrease in income taxes receivable in fiscal 2007. Cash used for growth in inventories was $48.4 million, $7.2 million and $11.9 million in fiscal 2004, 2006 and 2007, respectively.  In fiscal 2004, 2006 and 2007, the Company sold $55.1 million, $36.0 million and zero of its trading securities, respectively.

Net cash used in investing activities during fiscal 2004, 2006 and 2007 was $57.2 million, $85.6 million, and $35.6 million, respectively. In fiscal 2004, 2006, and 2007 the Company used $57.2 million, $47.6 million and $47.0 million for the purchase of property and equipment due to the opening of 33, 10, and 19 new stores during the respective fiscal years and the purchase of a warehouse in Commerce, California for $9.7 million in fiscal 2006 and purchase of additional properties during fiscal 2007 for future store expansion during fiscal 2008 or beyond. In fiscal 2007, the Company received cash inflow of $137.4 million from the sale and maturity of available for sale securities, which was offset by $126.0 million of cash used for the purchase of investments. In fiscal 2006, the Company used $135.0 million for the purchase of investments, which was offset by $96.9 million of cash inflow from the sale and maturity of available for sale securities.  There was no purchase of investments and sale of available for sale securities in fiscal 2004.

Net cash used in financing activities was $36.6 million in fiscal 2004 primarily due to the repurchase of 2.6 million shares of the Company’s common stock (valued at $38.2 million) under its stock repurchase program.  Net cash provided by financing activities during fiscal 2006 was $6.0 million, which is composed primarily of the proceeds of a consolidated partnership’s construction loan.  Net cash provided by financing activities during fiscal 2007 was $3.2 million, which is composed primarily of the proceeds of a consolidated partnership’s construction loan and proceeds from the exercise of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal year 2008 will be approximately $82.9 million and relate principally to property acquisitions of approximately $13.7 million, $43.3 million for leasehold and fixtures and equipment for new store openings, and $25.9 million for other capital projects. The Company intends to fund its liquidity requirements in fiscal 2008 out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of March 31, 2007.

Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	$699	$55	$125	$145	$374
Operating lease obligations	196,029	38,019	67,480	44,063	46,467
Deferred compensation liability	4,014	-	-	-	4,014
Construction loan	7,299	13	7,286	-	-
Interest on Construction Loan	798	639	159	-	-
Total	$208,839	$38,726	$75,050	$44,208	$50,855

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2021. Most of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in 2004, fiscal 2006 and fiscal 2007 was approximately $43.4 million $45.7 million and $49.3 million, respectively.  Rental expense charged for the three months ended March 31, 2005 was $11.4 million. The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties”. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in the third quarter of fiscal 2006.  As of March 31, 2007, this entity has $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2007 year-end consolidated balance sheet.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2005, March 31, 2006 and March 31, 2007 as a result of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”. The assets of the partnerships consist of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and March 31, 2007 is a reclassification of approximately $2.8 million and $2.7 million, respectively, from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

New Authoritative Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 at the beginning of fiscal 2008. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 at the beginning of fiscal 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At March 31, 2006, the Company had $151.9 million in securities maturing at various dates through May 2038, with approximately 77.4% maturing within one year. At March 31, 2007, the Company had $140.9 million in securities maturing at various dates through May 2046, with approximately 83.0% maturing within one year. There have not been material changes in market risk exposure between fiscal 2006 and 2007. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of one year or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At March 31, 2007, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 31, 2007, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.4 million or 0.3%.  Based upon the Company’s outstanding indebtedness at March 31, 2007, a 1.0% adverse change in interest rates would have resulted in a pre-tax reduction of earnings by less than $0.1 million.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 31, 2006 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the three months ended March 31, 2005 and for the years ended March 31, 2006 and 2007. We also have audited the schedule as listed in the accompanying index for the three months ended March 31, 2005 and the years ended March 31, 2006 and 2007. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and 2007, and the results of its operations and its cash flows for the three months ended March 31, 2005 and for the years ended March 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for three months ended March 31, 2005 and the years ended March 31, 2006 and 2007.

As discussed in the notes to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) – An Amendment of FASB Statement No. 123. Additionally effective April 1, 2005 the Company adopted the dual method of evaluating errors, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 28, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Los Angeles, California
June 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of 99¢ Only Stores (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule for the year ended December 31, 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of 99¢ Only Stores for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Los Angeles, California
August 30, 2005

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	March 31,	March 31,
	2006	2007
CURRENT ASSETS:
Cash	$4,958	$983
Short-term investments	117,623	117,013
Accounts receivable, net of allowance for doubtful accounts of $137 and $252 as of March 31, 2006 and, 2007, respectively	3,193	2,687
Income taxes receivable	8,797	2,784
Deferred income taxes	30,638	28,343
Inventories	139,901	152,793
Other	5,426	8,931
Total current assets	310,536	313,534
PROPERTY AND EQUIPMENT, at cost:
Land	59,890	65,916
Buildings	80,685	87,528
Building improvements	35,598	41,935
Leasehold improvements	113,110	125,021
Fixtures and equipment	80,467	98,710
Transportation equipment	4,116	2,129
Construction in progress	18,412	15,691
Total property and equipment	392,278	436,930
Accumulated depreciation and amortization	(132,944)	(163,364)
Total net property and equipment	259,334	273,566

OTHER ASSETS:
Long-term deferred income taxes	9,672	17,760
Long-term investments in marketable securities	34,270	23,873
Deposits and other assets	14,896	14,402
Total other assets	58,838	56,035
Total assets	$628,708	$643,135

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	March 31,
	2006	2007
CURRENT LIABILITIES:
Accounts payable	$38,332	$28,934
Accrued expenses:
Payroll and payroll-related	5,960	9,361
Sales tax	3,981	4,519
Other	16,489	17,275
Workers’ compensation	44,225	43,487
Current portion of capital lease obligation	74	55
Construction loan, current	-	13
Total current liabilities	109,061	103,644

LONG-TERM LIABILITIES:
Deferred rent	7,734	8,320
Deferred compensation liability	3,513	4,014
Construction loan, non-current	6,174	7,286
Capital lease obligation, net of current portion	700	644
Total long-term liabilities	18,121	20,264

COMMITMENTS AND CONTINGENCIES: (Notes 5 and 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares Issued and outstanding – none	-	-
Common stock, no par value
Authorized - 200,000,000 shares Issued and outstanding - 69,569,150 shares at March 31, 2006 and 69,941,719 shares at March 31, 2007	215,702	223,414
Retained earnings	285,823	295,585
Accumulated other comprehensive income	1	228
Total shareholders’ equity	501,526	519,227
Total liabilities and shareholders’ equity	$628,708	$643,135

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts In Thousands, Except Per Share Data)

	Year Ended December 31,	Three months Ended March 31,	Years Ended March 31,
	2004	2005	2006	2007
NET SALES:
99¢ Only Stores	$929,896	$231,899	$984,293	$1,064,518
Bargain Wholesale	42,277	10,731	39,296	40,178
Total sales	972,173	242,630	1,023,589	1,104,696
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	592,575	152,291	640,140	672,101
Gross profit	379,598	90,339	383,449	432,595
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses (includes asset impairment of $800 for the year ended March 31, 2006)	312,263	81,760	340,371	393,351
Depreciation and amortization	28,246	7,776	31,424	32,675
Total Selling, General and Administrative	340,509	89,536	371,795	426,026
Operating income	39,089	803	11,654	6,569
OTHER (INCOME) EXPENSE:
Interest income	(3,326)	(617)	(5,059)	(7,948)
Interest expense	63	29	122	1,181
Other	-	286	(147)	(665)
Total other income, net	(3,263)	(302)	(5,084)	(7,432)
Income before provision for income taxes	42,352	1,105	16,738	14,001
Provision for income taxes	14,521	306	5,316	4,239
NET INCOME	$27,831	$799	$11,422	$9,762

EARNINGS PER COMMON SHARE:
Basic	$0.39	$0.01	$0.16	$0.14
Diluted	$0.39	$0.01	$0.16	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	70,627	69,533	69,553	69,862
Diluted	71,016	69,787	69,737	70,017

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2007 and 2006, THREE MONTHS ENDED MARCH 31, 2005 AND YEAR ENDED DECEMBER 31, 2004
(Amounts in Thousands)

	Common Stock		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE, December 31, 2003	72,033	$210,893	$-	$286,061	$496,954
Net income	-	-	-	27,831	27,831
Tax benefit from exercise of stock options	-	40	-	-	40
Repurchase of common stock	(2,594)	-	-	(38,214)	(38,214)
Proceeds from exercise of stock options	78	1,673	-	-	1,673

BALANCE, December 31, 2004	69,517	212,606	-	275,678	488,284
Net income	-	-	-	799	799
Net unrealized investment losses	-	-	(7)	-	(7)
Total comprehensive income					792
Tax benefit from exercise of stock options	-	50	-	-	50
Proceeds from exercise of stock options	32	282	-	-	282

BALANCE, March 31, 2005	69,549	212,938	(7)	276,477	489,408
SAB No. 108 cumulative effect (Note 12)	-	2,445	-	(2,076)	369

BALANCE, April 1, 2005, as adjusted	69,549	215,383	(7)	274,401	489,777
Net income	-	-	-	11,422	11,422
Net unrealized investment gains	-	-	8	-	8
Total comprehensive income	-	-	8	11,422	11,430
Tax benefit from exercise of stock options	-	57	-	-	57
Proceeds from exercise of stock options	20	89	-	-	89
Stock-based compensation expense	-	173	-	-	173

BALANCE, March 31, 2006	69,569	215,702	1	285,823	501,526
Net income	-	-	-	9,762	9,762
Net unrealized investment gains	-	-	227	-	227
Total comprehensive income	-	-	227	9,762	9,989
Tax benefit from exercise of stock options	-	1,032	-	-	1,032
Proceeds from exercise of stock options	373	1,456	-	-	1,456
Stock-based compensation expense	-	5,224	-	-	5,224

BALANCE, March 31, 2007	69,942	$223,414	$228	$295,585	$519,227

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,	Years Ended March 31,		Three Months Ended March 31,
	2004	2006	2007	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,831	$11,422	$9,762	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,246	31,424	32,675	7,776
Loss on disposal of fixed assets (includes asset impairment of $800 for the year ended March 31, 2006)	1,152	999	171	151
Excess tax benefit from share-based payment arrangements	-	-	(645)	-
Deferred income taxes	(11,502)	(5,589)	(5,934)	(1,932)
Stock-based compensation expense	-	173	5,224	-
Tax benefit from exercise of non qualified employee stock options	40	57	1,032	50
Changes in assets and liabilities associated with operating activities:
Sales of short-term investments, net	55,050	36,040	-	8,885
Accounts receivable	(1,218)	1,558	506	(1,288)
Inventories	(48,427)	(7,232)	(11,887)	19,194
Other assets	(2,750)	2,474	(3,583)	178
Deposits	(74)	165	50	13
Accounts payable	11,191	16,415	(9,398)	(17,177)
Accrued expenses	9,168	1,006	4,672	1,688
Accrued workers’ compensation	20,126	5,867	(738)	1,913
Income taxes	3,336	(11,540)	6,013	248
Deferred rent	2,229	(731)	586	368
Net cash provided by operating activities	94,398	82,508	28,506	20,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,248)	(47,600)	(47,007)	(4,536)
Purchases of investments	-	(134,984)	(125,991)	(15,369)
Sale and maturity of available for sale securities	-	96,944	137,366	-
Net cash used in investing activities	(57,248)	(85,640)	(35,632)	(19,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(43)	(289)	(75)	(11)
Proceeds from exercise of stock options	1,673	89	1,456	282
Repurchases of company stock	(38,214)	-	-	-
Proceeds from consolidation of construction loan	-	6,174	1,125	-
Excess tax benefit from share-based payment arrangements	-	-	645	-
Net cash provided by (used in) financing activities	(36,584)	5,974	3,151	271
NET INCREASE (DECREASE) IN CASH	566	2,842	(3,975)	1,232
CASH, beginning of period	318	2,116	4,958	884
CASH, end of period	$884	$4,958	$983	$2,116

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2004, Three Months Ended March 31, 2005, Fiscal Years Ended
March 31, 2006 and 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of March 31, 2007, the Company operated 251 retail stores with 177 in California, 41 in Texas, 22 in Arizona, and 11 in Nevada. The Company is also a wholesale distributor of various consumable products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Change in Fiscal Year

On December 30, 2005, the Company’s Board of Directors approved a change in the fiscal year-end from December 31 to March 31.  The Board determined this was in the best interests of the Company’s shareholders because this change separates year-end accounting procedures from the Christmas holiday season, helps to enhance operational focus on holiday period execution and reduces fiscal year end costs associated with accounting and audit procedures.   With new auditors engaged at the time of this change, the Company believes this was an appropriate time to make this beneficial transition, which also allowed additional time to perform Sarbanes-Oxley Section 404 assessment, remediation and audit procedures.  Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to the year ended March 31, 2006 and any reference to “2004” and “2003” or “fiscal 2004” and “fiscal 2003” relate to the years ended December 31, 2004 and 2003, respectively.  References to “2007” or “fiscal 2007” refer to a period from April 1, 2006 to March 31, 2007.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $21.9 million and $1.6 million, respectively as of March 31, 2006 and 2007. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

Investments

The Company’s investments in debt and equity securities are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less.  Investment securities are recorded as required by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage and scrap is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgment and estimates, such as the amount of obsolete inventory, shrinkage and scrap, in many locations (including various warehouses, store backrooms, and sales floors of all its stores), all of which may impact the ending inventory valuation as well as gross margins.

  At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of March 31, 2006 and 2007, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.0 million and $3.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during 2004 and three months ended March 31, 2005.  However, during fiscal year 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.  No asset impairment charges were recorded in fiscal 2007. Fair value, calculated by discounting an estimate of the store’s projected future operating cash flows, was determined to be zero and all of the store’s leasehold improvements, fixtures and equipment were written off by a charge to operating expense.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Earnings per share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the year ended December 31, 2004, three months ended March 31, 2005 and year ended March 31, 2006 and 2007 follows:

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,	Year Ended March 31,
	2004	2005	2006	2007
	(Amounts in thousands)
Weighted average number of common shares outstanding-basic	70,627	69,533	69,553	69,862
Dilutive effect of outstanding stock options	389	254	184	155
Weighted average number of common shares outstanding-diluted	71,016	69,787	69,737	70,017

Potentially dilutive stock options of 4.3 million, 4.2 million, 3.6 million and 3.4 million shares for the year ended December 31, 2004, three months ended March 31, 2005, and the years ended March 31, 2006 and 2007, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

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

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The Company has a gift card program. The Company recognizes gift card sales at the time of gift card redemption. The liability for outstanding gift cards is recorded in accrued expenses. The Company has not recorded any breakage income related to its gift card program.

Self-insured Workers’ Compensation

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability as of March 31, 2006 and 2007 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $5.6 million, $4.4 million and $5.0 million for the fiscal years ended December 31, 2004, March 31, 2006 and 2007, respectively.  Advertising expenses were $1.0 million for the three months ended March 31, 2005.

Statements of Cash Flows

Cash payments for income taxes were $22.0 million, $22.4 million and $3.1 million in fiscal 2004, 2006 and 2007 respectively. Cash payments for income taxes were $2.5 million for the three months ended March 31, 2005. Interest payments totaled approximately $0.1 million, $29,000, $0.3 million and $0.8 million for the fiscal year ended December 31, 2004, three months ended March 31, 2005 and fiscal years ended March 31, 2006 and 2007, respectively.  Non-cash financing activities included adjustments under adoption of SAB 108 as of April 1, 2005. See Note 12 to Consolidated Financial Statements for detailed discussion of these adjustments. The Company recorded adjustments for stock-based compensation of $2.4 million. Non-cash investing activities included $1.6 million and $0.1 million in fixed assets purchased on account for fiscal 2006 and 2007, respectively.

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

New Authoritative Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 at the beginning of fiscal 2008. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 at the beginning of fiscal 2008, and does not believe that the adoption of this Interpretation will have a material impact on the Company’s consolidated financial position or results of operations.

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

2.	Investments

 The following tables summarize the investments in marketable securities (in thousands):

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$27,520	$-	$-	$27,520
Auction rate securities	41,966	1	-	41,967
Municipal bonds	31,420	43	(31)	31,432
Asset-backed securities	19,086	30	(196)	18,920
Corporate securities	20,725	399	(77)	21,047
	$140,717	$473	$(304)	$140,886

Reported as:
Short-term investments				$117,013
Long-term investments in marketable securities				23,873
				$140,886

	March 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$41,094	$1	$-	$41,095
Auction rate securities	18,727	2	-	18,729
Municipal bonds	56,233	47	(100)	56,180
Asset-backed securities	12,093	5	(180)	11,918
Corporate securities	23,744	275	(48)	23,971
	$151,891	$330	$(328)	$151,893

Reported as:
Short-term investments				$117,623
Long-term investments in marketable securities				34,270
				$151,893

As stated in Note 1 to the Consolidated Financial Statements, there were securities classified as trading securities up until December 31, 2005.  Holding gains and losses were recognized in the appropriate reporting period.  As of March 31, 2007 and March 31, 2006, the cumulative recognized holding net losses, since the purchase of the securities originally classified as trading, were $0.7 million and $0.1 million, respectively.  Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $0.4 million and $2,000 as of March 31, 2007 and 2006, respectively.   The tax effected unrealized gain and loss are included in other comprehensive income or loss in the Consolidated Statement of Shareholders’ Equity.

Gross realized gains from sales of available for sale securities were $0.3 million and $25,000 for the fiscal years ended March 31, 2007 and 2006, respectively.  There was no realized gain or loss from sales of available for sale securities for the three months ended March 31, 2005.  Gross realized losses from sales of available for sale securities during fiscal 2007 were approximately $2,000.  There were no gross realized losses from sales of available for sale securities for the twelve months ended March 31, 2006 and for the three months ended March 31, 2005.  The portion of recognized holding gains and losses that relate to trading securities still held at period end was a $453,000 loss for the twelve months ending on December 31, 2004, and a $545,000 loss for the three months ending on March 31, 2005.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of March 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$77,844	$77,856
Due after one year through five years	22,197	22,386
Due after five years	1,468	1,487
	$101,509	$101,729

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2007
Municipal bonds	$2,020	$(7)	$4,128	$(24)
Asset-backed securities	12,470	(89)	4,333	(107)
Corporate securities	2,853	-	2,947	(77)
	$17,343	$(96)	$11,408	$(208)

The gross unrealized loss of $0.1 million for less than twelve months and the $0.2 million loss for twelve months or greater as of March 31, 2007 pertain to 25 securities and primarily was caused by interest rate increases.  Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, the Company does not consider these securities to be other-than-temporarily impaired.

There were no realized losses recorded for available for sale securities for other-than-temporary impairments during the fiscal year ended March 31, 2007.

3.	Variable Interest Entities

At December 31, 2004, the Company was the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company committed to lease a store. The construction of this shopping center was completed and the store opened in fiscal 2006.  As of March 31, 2007, this entity has $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. As of March 31, 2006, this entity had $8.2 million in assets and $6.2 million in liabilities, including a bank loan for $6.2 million.  These amounts are shown on the Company’s consolidated balance sheets as of March 31, 2007 and March 31, 2006.

The Company had interests in two partnerships which the Company consolidated at March 31, 2006 and March 31, 2007 as a result of FIN 46(R). The assets of the partnerships consist of real estate with a carrying value of approximately $3.0 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2006 and March 31, 2007 is a reclassification of approximately $2.8 million and $2.7 million, respectively, from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

4.	Income Tax Provision

The provision for income taxes consists of the following:

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	(Amounts in thousands)
	2004	2005	2006	2007
Current:
Federal	$19,739	$1,532	$9,373	$8,231
State	6,306	682	1,903	1,929
	26,045	2,214	11,276	10,160
Deferred - federal and state	(11,524)	(1,908)	(5,960)	(5,921)
Provision for income taxes	$14,521	$306	$5,316	$4,239

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,		Three Months Ended March 31,		Year Ended March 31,
			(Amounts in thousands)
	2004		2005		2006		2007

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$14,825	35.0%	$387	35.0%	$5,858	35.0%	$4,901	35.0%
State income taxes, net of federal income tax effect	1,281	3.0	(147)	(13.3)	(101)	(0.6)	231	1.7
Effect of permanent differences	(984)	(2.3)	(4)	(0.4)	(1,298)	(7.8)	(816)	(5.8)
Valuation allowance	706	1.7	160	14.5	751	4.5	-	-
Welfare to work, LARZ, and other job credits	(125)	(0.3)	(37)	(3.3)	(755)	(4.5)	(601)	(4.3)
Other	(1,182)	(2.8)	(53)	(4.8)	861	5.2	524	3.7
	$14,521	34.3%	$306	27.7%	$5,316	31.8%	$4,239	30.3%

The Company’s net deferred tax assets are as follows:

	Year Ended March 31,
	(Amounts in thousands)

	2006	2007

CURRENT ASSETS (LIABILITIES)
Inventory	$4,572	$2,592
Uniform inventory capitalization	5,894	5,999
Prepaid expenses	(529)	(1,847)
Accrued expenses	2,243	2,314
Workers’ compensation	18,927	18,611
State taxes	(1,992)	(1,255)
Other, net	1,569	1,929
Valuation allowance	(46)	-
TOTAL CURRENT ASSETS (LIABILITIES)	30,638	28,343

NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	5,169	11,267
Net operating loss carry-forwards	7,916	5,625
Deferred rent	1,913	1,652
Other, net	145	3,176
Valuation allowance	(5,471)	(3,960)
TOTAL NON-CURRENT ASSETS (LIABILITIES)	9,672	17,760
NET DEFERRED TAX ASSETS	$40,310	$46,103

As of March 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $16.1 million which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $2.3 million of California Enterprise Zone credits that can be carried forward indefinitely.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  This allowance primarily relates to the deferred tax assets acquired in the acquisition of Universal International, Inc.

As of March 31, 2006 and 2007, the Company had approximately $0.5 and $0.7 million of tax contingency reserves, respectively.  The tax contingency reserves are for probable income tax contingencies not yet resolved with federal and state tax authorities.  The Company believes it has accrued sufficient amounts for estimated income tax liabilities.

5.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates.  Rental expense for these facilities was approximately $2.1 million in fiscal years 2004, 2006 and 2007.  Rental expense for these facilities was approximately $0.5 million for the three months ended March 31, 2005.

Prior to the sale of Universal International, Inc (“Universal) in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  However, as part of the sale, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005.  Subsequent to the sale, Universal may have defaulted on these lease agreements. The Company was potentially contingently liable for lease payments totaling up to $1.1 million as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases.  As of June 2006, one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold.  On April 13, 2007, the Company and the plaintiffs in the two remaining cases entered into a settlement agreement, pursuant to which David and Sherry Gold would be responsible for an aggregate payment of $150,000.

6.	Commitments and Contingencies

Credit Facilities

The Company recognizes a bank construction loan of $7.3 million in a partnership as a result of the consolidation of a variable interest partnership entity.  In May of 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center.  See Note 3 to the Consolidated Financial Statements for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the “Prime rate” plus 0.5% (8.75% at March 31, 2007), and was to mature on May 31, 2007. On May 23, 2007, the partnership entered into an agreement to extend the loan through June 1, 2008.  During fiscal 2007, the partnership paid interest costs in the amount of $0.8 million and no interest was capitalized. During fiscal 2006, the partnership paid interest costs in the amount of $0.2 million of which $0.1 million was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through 2021. Some of the lease agreements contain renewal options and/or provide for rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2004, 2006 and 2007 was approximately $43.4 million, $45.7 million and $49.3 million, respectively, of which $0.1 million, $0.2 million and $0.2 million was paid as percentage rent based on sales volume, for each of the years then ended, respectively.  Rental expense charged for the three months ended March 31, 2005 was $11.4 million. Sub-lease income earned in fiscal 2004, 2006 and 2007 was approximately $0.8 million, $0.7 million and $0.9 million, respectively.  Sub-lease income earned in the three months ended March 31, 2005 was $0.2 million. As of March 31, 2007, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year ending March 31:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2008	$38,019	$106	$824
2009	36,402	106	742
2010	31,078	106	517
2011	25,510	106	219
2012	18,553	106	110
Thereafter	46,467	437	-
Future minimum lease payments	$196,029	$967	$2,412
Less amount representing interest		(268)
Present value of future lease payments		$699

The gross asset amount recorded under the capital leases was $1.0 million as of March 31, 2006 and 2007. Accumulated depreciation was $0.3 million and $0.4 million as of March 31, 2006 and 2007, respectively.

As described above, prior to the sale of Universal in 2000, the Company signed documents purporting to guarantee certain obligations under leases in which Universal, or a subsidiary, was the lessee.  Subsequent to the sale, Universal may have defaulted on these lease agreements.  The Company was potentially contingently liable for lease payments totaling up to $1.1 million as well as additional costs for attorney fees, rent increases and common area maintenance charges, in connection with three lawsuits brought by the lessors under these leases.  As of June 2006, one of the matters settled, and the Company has been fully reimbursed for the settlement pursuant to the guarantees by David and Sherry Gold.  On April 13, 2007, the Company and the plaintiffs in the two remaining cases entered into a settlement agreement, pursuant to which David and Sherry Gold would be responsible for an aggregate payment of $150,000.  This settlement has not yet been approved by the Court.  As part of the Universal sale in 2000, David and Sherry Gold agreed to indemnify the Company for any and all attorney fees, costs, judgments, settlements or other payments that the Company may make under its guarantees of these leases, which indemnity David and Sherry Gold confirmed in writing in April 2004 and re-executed on August 5, 2005.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At March 31, 2006 and March 31, 2007, the Company had recorded a liability $44.2 million and $43.5 million, respectively, for estimated workers’ compensation claims.  The Company has limited self-insurance exposure and had recorded a liability of $56,000 and $62,000 at March 31, 2006 and 2007, respectively, for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court).  On June 19, 2006, the plaintiff, Joanna Vargas, filed this putative class action suit against the Company seeking to represent its California retail non-exempt employees.  The lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the complaint and denied all material allegations therein.  This matter has been coordinated with the Washington case described below.  Based on discussions during recent settlement negotiations, the Company has reserved $1.5 million at March 31, 2006 and 2007 for potential liability in this case and the Washington matter described below. As the parties in this matter and the Washington matter have not entered into a final and court approved settlement agreement, and any settlement would be subject to court approval, a settlement in this matter and the Washington matter cannot be assured.

Washington v. 99¢ Only Stores (Los Angeles County Superior Court).  On October 31, 2006, the plaintiff, Chantelle Washington, filed this putative class action suit against the Company seeking to represent its California retail non-exempt cashier employees.  The lawsuit alleges the failure to provide or pay for meal or rest breaks and associated claims.  The lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Company has responded to the complaint and filed a demurrer asserting that this action should be stayed pending the resolution of the Vargas action described above.  This matter has been coordinated with the Vargas case described above.  See the Vargas matter described above for reserves pertaining to this matter and a description of settlement status.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

7.	Stock-Based Compensation Plans

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,870,000 are available as of March 31, 2007 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant.  The plan will expire in 2011.

The following table summarizes stock options available for grant:

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2004	2005	2006	2007
Beginning balance	5,268,000	4,440,000	4,588,000	5,035,000
Authorized	-	-	-	-
Granted	(1,269,000)	-	(175,000)	(2,856,000)
Cancelled	441,000	148,000	622,000	691,000
Available for future grant	4,440,000	4,588,000	5,035,000	2,870,000

Prior to April 1, 2006, the Company accounted for this plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2004 and the three months ended March 31, 2005. The Company recognized $0.2 million in stock-based compensation cost during fiscal 2006. On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s consolidated statement of income for the twelve months ended March 31, 2007 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).  In fiscal 2007, the Company incurred a non-cash stock-based compensation expense of $5.2 million recorded as operating expense, before the income tax benefit of $2.1 million which resulted in a decrease in net income of $3.1 million and a reduction in basic and diluted earnings per share of approximately $0.04.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

In accordance with the requirements of the disclosure-only alternative of SFAS No. 123, set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 (amounts in thousands, except per share data):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2004	2005	2006

Net income, as reported	$27,831	$799	$11,422
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,480	1,722	3,295
Pro forma net income (loss)	$20,351	$(923)	$8,300
Earnings (loss) per share:
Basic-as reported	$0.39	$0.01	$0.16
Basic-pro forma	$0.29	$(0.01)	$0.12
Diluted-as reported	$0.39	$0.01	$0.16
Diluted-pro forma	$0.29	$(0.01)	$0.12

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	December 31,	March 31,
	2004	2005	2006	2007
Weighted-average fair value of options granted	$8.80	None	$4.41	$4.36
Risk free interest rate	3.90%	None	4.72%	4.93%
Expected life	5.4 Years	None	4.6 Years	4.6 Years
Expected stock price volatility	50%	None	42%	41%
Expected dividend yield	None	None	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan during the year ended March 31, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding—at the beginning of the period	4,532,000	$19.49
Granted	2,856,000	$10.39
Exercised	(373,000)	$3.90
Cancelled	(691,000)	$14.93
Outstanding at the end of the period	6,324,000	$16.80	6.57	$13,168,000
Exercisable at the end of the period	3,471,000	$21.49	4.58	$1,921,000
Exercisable and expected to vest at the end of the period	6,207,000	$16.89	6.53	$12,739,000

The aggregate pre-tax intrinsic values of options outstanding, exercisable, and exercisable and expected to vest were calculated based on the Company’s closing stock price on the last trading day of fiscal 2007.  These amounts change based upon changes in the fair market value of the Company’s stock.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2007 was $2.6 million. The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of March 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$5.28 - $5.50	82,000	0.18	$5.28	82,000	$5.28
$5.51 - $8.70	1,000	0.30	$6.53	1,000	$6.53
$8.71 - $15.75	2,889,000	8.41	$10.44	312,000	$11.09
$15.76 - $22.50	2,077,000	4.72	$18.30	1,801,000	$18.36
$22.51- $35.00	1,275,000	5.64	$29.50	1,275,000	$29.50
	6,324,000	6.57	$16.80	3,471,000	$21.49

As of March 31, 2007, there was $7.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

8.	Operating Segments

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

The Company had no customers representing more than 10% of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the year ended December 31, 2004, three months ended March 31, 2005 and years ended March 31, 2006 and 2007 follows (amounts in thousands):

	Twelve Months Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
Net Sales	2004	2005	2006	2007
Retail	$929,896	$231,899	$984,293	$1,064,518
Wholesale	42,277	10,731	39,296	40,178
Total sales	$972,173	$242,630	$1,023,589	$1,104,696

Gross Profit
Retail	$371,180	$88,070	$375,756	$424,555
Wholesale	8,418	2,269	7,693	8,040
Total gross profit	379,598	90,339	383,449	432,595

Operating expenses	312,263	81,760	340,371	393,351
Depreciation and amortization	28,246	7,776	31,424	32,675
Interest income	(3,326)	(617)	(5,059)	(7,948)
Interest expense	63	29	122	1,181
Other expense (income)	-	286	(147)	(665)
Income before provision for income taxes	$42,352	$1,105	$16,738	$14,001

9.	Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”). All full-time employees were eligible to participate in the Plan after one year of service. Prior to fiscal 2007, the Company could elect to match employee contributions or make a discretionary contribution to the Plan, but historically had elected not to do so. For the year ended December 31, 2004, for the three months ended March 31, 2005, and for the year ended March 31, 2006, no matching or discretionary contributions were made.  The plan was amended in fiscal 2007 and currently the Company matches in cash at a rate of 100% of the first 3% an employee contributes and 50% of the next 2% the employee contributes with immediate vesting.  For the year ended March 31, 2007 the Company contributed approximately $0.4 million.

Deferred Compensation Plan
The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $3.5 million and $4.0 million as of March 31, 2006 and March 31, 2007, respectively.

10.	Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited results of operations for each quarter during fiscal years 2006 and 2007. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	Fiscal Year 2006 ( April 1, 2005 to March 31, 2006)
	(Amounts in thousands except per share data) (Unaudited)
	(April –June) 1st Quarter	(July – September) 2nd Quarter	(October –December) 3rd Quarter	(January – March) 4th Quarter
Net sales:
99¢ Only Stores	$234,449	$235,902	$269,311	$244,631
Bargain Wholesale	10,230	10,122	9,473	9,471
Total	244,679	246,024	278,784	254,102
Gross profit	91,706	92,012	105,820	93,911
Operating income (loss)	7,020	470	9,465	(5,301)
Net income (loss)	$5,036	$1,129	$6,843	$(1,586)

Earnings (loss) per common share:
Basic	$0.07	$0.02	$0.10	$(0.02)
Diluted	$0.07	$0.02	$0.10	$(0.02)
Weighted average shares outstanding:
Basic	69,549	69,552	69,552	69,558
Diluted	69,749	69,733	69,719	69,558

	Fiscal Year 2007 ( April 1, 2006 to March 31, 2007)
	(Amounts in thousands except per share data) (Unaudited)
	(April –June) 1st Quarter	(July – September) 2nd Quarter	(October –December) 3rd Quarter	(January – March) 4th Quarter
Net sales:
99¢ Only Stores	$254,001	$251,769	$291,595	$267,153
Bargain Wholesale	9,613	9,333	10,456	10,776
Total	263,614	261,102	302,051	277,929
Gross profit	99,890	101,968	121,114	109,623
(Operating income (loss)	141	(1,712)	10,632	(2,492)
Net income (loss)	$1,857	$(5)	$8,944	$(1,034)

Earnings (loss) per common share:
Basic	$0.03	$0.00	$0.13	$(0.01)
Diluted	$0.03	$0.00	$0.13	$(0.01)
Weighted average shares outstanding:
Basic	69,684	69,914	69,919	69,933
Diluted	69,877	69,914	69,986	69,933

11.	Other Current Liabilities

Other current liabilities as of March 31, 2006 and March 31, 2007 are as follows:

	March 31,	March 31,
	2006	2007
	(Amounts in thousands)

Accrued property taxes	$2,306	$3,081
Accrued utilities	2,147	2,145
Accrued legal reserves and fees	7,060	2,956
Accrued accounting fees	625	1,346
Accrued advertising	425	577
Accrued rent and related expenses	1,473	2,225
Other	2,453	4,945
Total other current liabilities	$16,489	$17,275

12.	Cumulative Effect Adjustment Under SAB No. 108

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

(2) The Company noted certain deficiencies in the process of granting and documenting stock options. The Company noted 6 instances from 1996 to 2004 relating to annual stock option grants where a difference existed between the Compensation Committee Board approval date and the measurement date actually used resulting in a total error of $1.9 million. The Company also noted certain errors relating to option grants to newly hired employees where the grant date was a few days before or after the employee start dates. Total error relating to these grants was approximately $50,000. Finally, the Company noted errors relating to seven non-employees where the Company incorrectly used APB 25 as opposed to SFAS No. 123 “Accounting for Stock-Based Compensation” to value their grants resulting in an error of $0.5 million. Measurement dates for non-employee grants were determined based on EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As a result of the errors mentioned above, the Company’s selling, general and administrative expenses were understated by $1.8 million in years 1996 to 2002, $0.4 million in 2003, $0.2 million in 2004 and $0.1 million for the three months ended March 31, 2005. The Company recorded a $2.4 million increase in common stock as of April 1, 2005 with a corresponding reduction in retained earnings to correct these misstatements.

(3) As a result of the misstatements described above, the Company’s provision for income taxes was overstated by $0.4 million. The Company recorded an increase in its long-term deferred income tax assets in the amount of $0.4 million as of April 1, 2005 with a corresponding increase in the retained earnings.

(4) Represents the net overstatement of net income for the indicated periods resulting from these misstatements.

(5) Represents the net reduction to retained earnings recorded as of April 1, 2005 to record the initial application of SAB 108.

13.	Change in Fiscal Year End

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in inventory accounting and the material weakness in construction-in-progress reclassifications to fixed assets, the Company’s disclosure controls and procedures were not effective.

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

In fiscal 2007, management completed its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) control environment, (b) legal, (c) income taxes, (d) treasury, (e) fixed assets, (f) workers’ compensation, (g) financial reporting and close, (h) revenue, (i) human resources/payroll, (j) procure to pay, (k) inventory management, and (l) information technology.  Based on this evaluation and testing, management concluded that there was a material weakness in the construction-in-progress reclassifications to fixed assets, and a material weakness in inventory accounting, as described more fully below.  Due to these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2007.

A "material weakness" is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2007:

1.  As of March 31, 2007, there was an internal control weakness surrounding the Company’s inventory accounts.  The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls.  The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter.  These factors in combination with control deficiencies surrounding inventory accounts related to store receiving and store returns result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

2.  As of March 31, 2007, the Company did not maintain effective controls over the transfers from and reconciliation of assets from the construction-in-progress to the fixed assets in use accounts which resulted in material reclassification adjustments.  In addition, the Company did not provide a reconciliation between its fixed asset subledgers and general ledger in a timely fashion.

BDO Seidman, LLP issued its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  This report appears below.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  During this quarter, the Company did take certain steps to improve its internal control over financial reporting, as described below.

Merchandise Inventory Management.

(i)	The Company implemented and tested new warehouse receiving standard operating procedures, including procedures related to tracking and valuation of overages.
(ii)	The Company completed training certification for all warehouse supervisors and store management personnel in Total Inventory Control procedures.
(iii)	Pallet level manifests were created and associated with scanable pallet tags for all outgoing pallets.
(iv)	The Company implemented pallet tracking and reporting, and increased pallet auditing frequency to 1% of all outgoing pallets to identify retraining and disciplinary requirements.
(v)	Scanable truck seals were implemented.
(vi)	The Company enhanced its store physical counting procedures to achieve more accurate counts.

Although the Company implemented a significant number of remediation initiatives in fiscal 2007 and is continuing to improve the Company’s internal control over financial reporting in fiscal 2008, there can be no assurance that the Company will eliminate the aforementioned material weaknesses in fiscal 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
99¢ Only Stores
Commerce, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that 99¢ Only Stores (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of material weaknesses relating to the inadequate controls over inventory and fixed assets, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  99¢ Only Stores’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:

1.  As of March 31, 2007, there was an internal control weakness surrounding the Company’s inventory accounts.  The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls.  The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter.  These factors in combination with control deficiencies surrounding inventory accounts related to store receiving, and store returns result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

2.  As of March 31, 2007, the Company did not maintain effective controls over the transfers from and reconciliation of assets from the construction-in-progress to the fixed assets in use accounts which resulted in material reclassification adjustments encountered during our audit.  In addition, the Company did not provide a reconciliation between its fixed asset subledgers and general ledger in a timely fashion.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated June 28, 2007, on those consolidated financial statements.

In our opinion, management’s assessment that 99¢ Only Stores did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, because of the effect of the material weaknesses described above, 99¢ Only Stores has not maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of 99¢ Only Stores as of March 31, 2006 and March 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the three months ended March 31, 2005 and for the years ended March 31, 2006 and 2007, and our report dated June 28, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Los Angeles, California
June 28, 2007

Item 9B. Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information  regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K, information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K,  information regarding Directors and Executive Officers of the registrant required by Item 406 of Regulation S-K, and information regarding Directors and Executive Officers of the registrant required by Item 407(d)(4) and (d)(5) of Regulation S-K is presented under the captions "Election of Directors," "Information with Respect to Nominees and Executive Officers," "Code of Business Conduct and Ethics," “Further Information Concerning the Board of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, which will be filed with the Commission no later than 120 days after the end of the Company’s 2007 fiscal year and which is incorporated  herein by reference.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is presented under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” in the definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" in the definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is presented under the captions "Certain Transactions with Directors and Executive Officers" and “Further Information Concerning the Board of Directors” in the definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is presented under the caption "Independent Registered Public Accountants" in the definitive Proxy Statement for the Company's 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)  Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 36 of this Form 10-K.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)  The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 (Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended March 31, 2007
Allowance for doubtful accounts	$137	254	139	$252
Inventory reserve	$8,764	1,702	6,716	$3,750
Tax valuation allowance	$5,517	-	1,557	$3,960
For the year ended March 31, 2006
Allowance for doubtful accounts	$189	77	129	$137
Inventory reserve	$6,849	2,840	925	$8,764
Tax valuation allowance	$4,766	751	-	$5,517
For the three months ended March 31, 2005
Allowance for doubtful accounts	$268	-	79	$189
Inventory reserve	$4,997	1,852	-	$6,849
Tax valuation allowance	$4,607	159	-	$4,766
For the year ended December 31, 2004
Allowance for doubtful accounts	$143	125	-	$268
Inventory reserve	$1,711	3,610	324	$4,997
Tax valuation allowance	$3,900	707	-	$4,607

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Indemnification Agreement and Schedule of Indemnified Parties.(1)
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (4)
10.5	[Reserved]
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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

10.17	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18	[Reserved]
10.19	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California dated February 14, 1995, as amended.(7)
10.20	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(6)
10.21	Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(6)
10.22	Agreement with Gold family and affiliates related to nonpayment of rent increases*
10.23	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)
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

10.27	Lease for 955 West Sepulveda, Los Angeles, California, dated as of July 17, 1995, by and between Schwartz Investment Co., as successor to VAT Partners II, as Landlord and the Company as Tenant.(2)
10.28	[Reserved]
10.29	Robert Kautz Employment Agreement(5)
10.30	Second Amendment to 6161 Atlantic Blvd. Lease, dated January 1, 2005. (7)

21.0	Subsidiaries*
23.1	Consent of BDO Seidman, LLP*
23.2	Consent of Deloitte & Touche LLP*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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
(7) ) Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April  2, 2007

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

Signature	Title	Date
/s/ David Gold
David Gold /s/ Eric Schiffer	Chairman of the Board	June 28, 2007
Eric Schiffer	Chief Executive Officer and Director	June 28, 2007
/s/ Jeff Gold
Jeff Gold /s/ Howard Gold	President, Chief Operating Officer and Director	June 28, 2007
Howard Gold /s/ Robert Kautz	Executive Vice President of Special Projects and Director	June 28, 2007
Robert Kautz /s/ Eric Flamholtz	Chief Financial Officer (Principal financial officer and principal accounting officer)	June 28, 2007
Eric Flamholtz /s/ Lawrence Glascott	Director	June 28, 2007
Lawrence Glascott /s/ Marvin L. Holen	Director	June 28, 2007
Marvin L. Holen /s/ Jennifer Holden Dunbar	Director	June 28, 2007
Jennifer Holden Dunbar /s/ Peter Woo	Director	June 28, 2007
Peter Woo	Director	June 28, 2007