Form 10-Q
period 2007-06-30
99 CENTS ONLY STORES
filed 2007-08-09
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Common Stock, No Par Value 70,047,754 Shares as of July 31, 2007

99¢ ONLY STORES
Form 10-Q

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

ASSETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$995	$983
Short-term investments	119,052	117,013
Accounts receivable, net of allowance for doubtful accounts of $221 and $252 as of June 30, 2007 and March 31, 2007, respectively	1,950	2,687
Income taxes receivable	3,443	2,784
Deferred income taxes	28,343	28,343
Inventories	171,655	152,793
Other	11,181	8,931
Total current assets	336,619	313,534
PROPERTY AND EQUIPMENT, at cost:
Land	65,692	65,916
Buildings	87,434	87,528
Building improvements	43,437	41,935
Leasehold improvements	128,181	125,021
Fixtures and equipment	98,755	98,710
Transportation equipment	2,154	2,129
Construction in progress	20,740	15,691
Total property and equipment	446,393	436,930
Accumulated depreciation and amortization	(171,533)	(163,364)
Total net property and equipment	274,860	273,566

OTHER ASSETS:
Long-term deferred income taxes	17,760	17,760
Long-term investments in marketable securities	17,300	23,873
Deposits and other assets	13,932	14,402
Total other assets	48,992	56,035
TOTAL ASSETS	$660,471	$643,135

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	March 31,
	2007	2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$42,062	$28,934
Accrued expenses:
Payroll and payroll-related	9,187	9,361
Sales tax	3,078	4,519
Other	18,132	17,275
Workers’ compensation	43,187	43,487
Current portion of capital lease obligation	56	55
Construction loan, current	7,318	13
Total current liabilities	123,020	103,644

LONG-TERM LIABILITIES:
Deferred rent	8,382	8,320
Deferred compensation liability	4,275	4,014
Capital lease obligation, net of current portion	629	644
Construction loan, non-current	-	7,286
Total long-term liabilities	13,286	20,264

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued and outstanding - none	-	-
Common stock, no par value
Authorized - 200,000,000 shares
Issued and outstanding 70,028,540 shares at June 30, 2007 and 69,941,719 shares at March 31, 2007	225,510	223,414
Retained earnings	298,549	295,585
Other comprehensive income	106	228
Total shareholders’ equity	524,165	519,227
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$660,471	$643,135

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts In Thousands, Except Per Share Data)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
NET SALES:
99¢ Only Stores	$282,857	$254,001
Bargain Wholesale	10,119	9,613
Total sales	292,976	263,614
COST OF SALES (excluding depreciation and amortization expense shown separately below)	178,863	163,724
Gross profit	114,113	99,890
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	105,302	91,707
Depreciation and amortization	8,207	8,042
Total selling, general and administrative expenses	113,509	99,749
Operating income	604	141
OTHER (INCOME) EXPENSE:
Interest income	(2,008)	(2,144)
Interest expense	175	151
Other	(23)	(51)
Total other income	(1,856)	(2,044)

Income before provision for income taxes	2,460	2,185
Provision (benefit) for income taxes	(504)	328

NET INCOME	$2,964	$1,857

EARNINGS PER COMMON SHARE:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	69,999	69,684
Diluted	70,260	69,877

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,964	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,207	8,042
Gain on disposal of fixed assets	-	(608)
Excess tax benefit from share-based payment arrangements	(130)	(583)
Stock-based compensation expense	1,280	1,060
Tax benefit from exercise of non qualified employee stock options	269	928
Changes in assets and liabilities associated with operating activities:
Accounts receivable	737	1,082
Inventories	(18,514)	(2,611)
Other assets	(1,880)	(609)
Deposits	9	(16)
Accounts payable	13,128	391
Accrued expenses	(2,298)	2,077
Accrued workers’ compensation	(300)	(755)
Income taxes	(659)	(632)
Deferred rent	62	(384)
Net cash provided by operating activities	2,875	9,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,886)	(5,288)
Purchase of investments	(46,111)	(36,863)
Sale and maturity of available for sale securities	50,452	35,785
Net cash used in investing activities	(3,545)	(6,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(14)	(35)
Proceeds from exercise of stock options	547	1,302
Proceeds from the consolidation of construction loan	19	1,032
Excess tax benefit from share-based payment arrangements	130	583
Net cash provided by financing activities	682	2,882
NET INCREASE IN CASH	12	5,755
CASH, beginning of the period	983	4,958
CASH, end of the period	$995	$10,713

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2007 and notes thereto included in the Company's Form 10-K for its fiscal year ended March 31, 2007. In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 31, 2008 (“fiscal 2008”).

Nature of Business

99¢ Only Stores (the “Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores. As of June 30, 2007, the Company operated 253 stores with 178, 42, 22, and 11 in California, Texas, Arizona, and Nevada, respectively.  The Company is also a wholesale distributor of various consumable products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and/or variable interest entity partnerships required to be consolidated in accordance with GAAP.  Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

The Company consolidates partnership entities related to real estate used in our business operations.  These partnerships are consolidated after the transactions actually occur.  Presenting financial information one-quarter after the transactions actually occur for these entities is necessary to provide adequate time to obtain and convert the results to United States GAAP and to provide quality and accurate information to the users of our financial statements.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of June 30, 2007 and March 31, 2007, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $2.6 million and $3.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  The Company concluded that there were no such events or changes in circumstances during the three months ended June 30, 2007 and 2006.

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

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense for the three months ended June 30, 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not vested as of, April 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowance. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of goods sold. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability in its financial reports for June 30, 2007 and March 31, 2007 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.2 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Statements of Cash Flows

Non-cash investing activities included $1.6 million and $2.3 million in fixed assets purchased on account for the three months ended June 30, 2007 and 2006, respectively.

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

2.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	June 30, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$31,790	$-	$-	$31,790
Auction rate securities	25,996	22	-	26,018
Municipal bonds	37,415	26	(26)	37,415
Asset-backed securities	21,278	16	(402)	20,892
Corporate securities	19,898	418	(79)	20,237
	$136,377	$482	$(507)	$136,352

Reported as:
Short-term investments				$119,052
Long-term investments in marketable securities				17,300
				$136,352

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$27,520	$-	$-	$27,520
Auction rate securities	41,966	1	-	41,967
Municipal bonds	31,420	43	(31)	31,432
Asset-backed securities	19,086	30	(196)	18,920
Corporate securities	20,725	399	(77)	21,047
	$140,717	$473	$(304)	$140,886

Reported as:
Short-term investments				$117,013
Long-term investments in marketable securities				23,873
				$140,886

As stated in Note 1 to Consolidated Financial Statements, there were securities classified as trading up to the end of December 2005. Holding gains and losses were recognized in the appropriate reporting period.  The cumulative recognized holding net losses since the purchase of the securities originally classified as trading and still held were $0.7 million as of June 30, 2007 and March 31, 2007.  Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $0.2 million and $0.4 million as of June 30, 2007 and March 31, 2007, respectively.  The tax effected gains and losses are included in other comprehensive income. The tax effected changes in net unrealized holding gains on available for sale securities were a $0.1 million loss and a $15,000 gain for the three months ended June 30, 2007 and 2006, respectively.

Gross realized gains from sales of available for sale securities were $24,000 and $41,000 for the three months ended June 30, 2007 and 2006, respectively.  Gross realized losses from sales of available for sale securities for the three months ended June 30, 2007 were approximately $3,000.  There were no realized losses from sales of available for sale securities for the three months ended June 30, 2006.

Proceeds from the sales of available for sale securities were $50.5 million and $35.8 million for the three months ended June 30, 2007 and 2006, respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of June 30, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$78,758	$79,079
Due after one year through five years	16,688	16,397
Due after five years	1,468	1,477
	$96,914	$96,953

3.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2007	2006

Net income	$2,964	$1,857
Unrealized holding gains (losses) on marketable securities, net of tax effects	(122)	15
Total comprehensive income	$2,842	$1,872

4.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the three months ended June 30, 2007 and 2006 follows (amounts in thousands):

	Three Months Ended
	June 30,
	2007	2006
Weighted average number of common shares outstanding-basic	69,999	69,684
Dilutive effect of outstanding stock options	261	193
Weighted average number of common shares outstanding-diluted	70,260	69,877

For the three months ended June 30, 2007 and 2006, stock options of 3.4 million and 5.1 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

5.	Stock-Based Compensation

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 2,945,000 were available as of June 30, 2007 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant.  The plan will expire in 2011.

The Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited consolidated statement of income for the three months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.8%	4.9%
Expected life (in years)	4.90	4.62
Expected volatility	40%	42%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the three months ended June 30, 2007 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding—at the beginning of the period	6,324,000	$16.80
Granted	103,000	$14.24
Exercised	(93,000)	$5.87		$715,000
Cancelled	(175,000)	$16.81
Outstanding at the end of the period	6,159,000	$16.92	6.46	$7,466,000

Exercisable at the end of the period	4,519,000	$19.23	5.55	$3,174,000

For the three months ended June 30, 2007 and 2006, the Company incurred a non-cash stock-based compensation expense of $1.3 million and $1.1 million, respectively, which was recorded as operating expense. As of June 30, 2007, there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $6.6 million, and $5.8 million, respectively.

In light of the changes in accounting for stock options and resulting changes in competitive practices, the Company is currently evaluating the potential use of restricted stock, restricted stock units, or other forms of equity incentives as at least a partial component of the Company’s long-term equity incentive program in fiscal 2008.  As a result of this ongoing review, the Company has not made any annual equity awards for fiscal 2008 through the filing date of this report.

6.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company is committed to lease a store. As of June 30, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of June 30, 2007 and March 31, 2007.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and June 30, 2007 as a result of FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and June 30, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

7.	New Authoritative Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits.  As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, approximately $173,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Credit Facilities

Included in the Company’s debt is a construction loan of $7.3 million as of June 30, 2007 and March 31, 2007 as a result of the consolidation of a variable interest partnership entity. See Note 6 to Consolidated Financial Statements above for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. On May 23, 2007, the partnership entered into an agreement to extend the loan through June 1, 2008. Effective June 1, 2007 the loan bears a fixed interest rate of 8.75%. For the three months ended June 30, 2007 and 2006, the partnership paid interest costs in the amount of $0.2 million and $0.1 million, respectively, and no interest was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims. At June 30, 2007 and March 31, 2007, the Company had recorded a liability of $43.2 million and $43.5 million, respectively, for estimated workers’ compensation claims. The Company conducts an actuarial study each quarter to enhance the accuracy of its estimates for workers’ compensation liability.  The Company has limited self-insurance exposure and had recorded a liability of $72,000 and $62,000 at June 30, 2007 and March 31, 2007, respectively, for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

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

Vargas vs. 99¢ Only Stores (Ventura County Superior Court); Washington v. 99¢ Only Stores (Los Angeles County Superior Court).    On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Company responded to the Washington complaint and filed a demurrer asserting that the Washington action should be stayed pending the resolution of the Vargas action.  The Vargas and Washington actions have now been coordinated in Ventura County Superior Court.

Following a mediation in March 2007, counsel for Plaintiff Vargas and a Company representative executed a settlement agreement, which anticipated a more thorough (but not inconsistent) settlement agreement and was conditioned upon Court approval. In April 2007, the California Supreme Court issued a ruling concerning the pertinent statute of limitations for meal and rest period claims.  Although a ruling on this issue was anticipated by all parties, counsel for Plaintiff Vargas informed counsel for the Company that they would now oppose Court approval of settlement that they themselves had previously agreed upon. Following such statement by counsel for Plaintiff Vargas, the Company reached a class action settlement agreement with Plaintiff Washington, which is subject to Court approval.  The settlement, which the Company and Washington have jointly presented to the Court for preliminary approval, provides for a maximum settlement payment of $3.2 million.  If the Court approves the Washington settlement, in addition to settling the claims in the Washington action, that settlement would (in large part or in full) moot the claims in the Vargas action.   Based on the initial settlement negotiations with Plaintiff Vargas and her counsel, the Company had reserved $1.5 million for potential liability in these cases.  Because the Washington settlement is also claims-made in nature but provides less for attorney fees than the Vargas agreement, the Company has determined that this prior reserve continues to be adequate, pending the Court’s decision on the Washington settlement.  On August 6, 2007, Plaintiff Vargas filed an opposition to the Washington settlement, which may result in the Court rejecting the Washington settlement.  If the Court rejects the Washington settlement, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the three months ended June 30, 2007 and 2006 follows (amounts in thousands):

	Three Months Ended
	June 30,
Net sales:	2007	2006
Retail	$282,857	$254,001
Wholesale	10,119	9,613
Total	$292,976	$263,614

Gross Profit
Retail	$111,987	$98,014
Wholesale	2,126	1,876
Total gross profit	$114,113	$99,890

Operating expenses	105,302	91,707
Depreciation and amortization	8,207	8,042
Interest income	(2,008)	(2,144)
Interest expense	175	151
Other income	(23)	(51)
Income before provision for income taxes	$2,460	$2,185

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products. The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the three months ended June 30, 2007, the Company had net sales of $293.0 million, operating income of $0.6 million and net income of $3.0 million. Net sales increased 11.1%, operating income increased 328.4%, and net income increased 59.6%, respectively, for the three months ended June 30, 2007 compared to the same period in 2006.  The increase in sales was primarily due to a 5.2% increase in same-store-sales, the full quarter effect of 19 new stores opened in fiscal 2007 and two new stores opened in fiscal 2008.

During first quarter of fiscal 2008, the Company opened one store in California and one store in Texas.  By the fourth quarter of fiscal 2008, the Company intends to increase its store opening growth rate to approximately 15.0% and believes near-term growth in fiscal 2008 will primarily result from new store openings in its existing territories and increases in same store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting our estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Goods Sold: Cost of goods sold includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving,  distribution warehouse costs and transportation to and from stores in its cost of goods sold, which totaled $17.2 million and $13.4 million for the three months ended June 30, 2007 and 2006, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Three Months Ended June 30,
	2007	2006
NET SALES:
99¢ Only Stores	96.5%	96.4%
Bargain Wholesale	3.5	3.6
Total sales	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	61.1	62.1
Gross profit	38.9	37.9
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	35.9	34.8
Depreciation and amortization	2.8	3.1
Total Selling, General and Administrative	38.7	37.8
Operating income	0.2	0.1
OTHER (INCOME) EXPENSE:
Interest income	(0.7)	(0.8)
Interest expense	0.1	0.1
Other	0.0	0.0
Total other (income)	(0.6)	(0.8)
Income before provision for income taxes	0.8	0.8

Provision (benefit) for income taxes	(0.2)	0.1

NET INCOME	1.0%	0.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales: Net sales increased $29.4 million, or 11.1%, to $293.0 million for the three months ended June 30, 2007 compared to $263.6 million for the three months ended June 30, 2006. Retail sales increased $28.9 million, or 11.4%, to $282.9 million for the three months ended June 30, 2007 compared to $254.0 million for the three months ended June 30, 2006. The full quarter effect of 19 stores opened in fiscal 2007 increased sales by $15.7 million for the three months ended June 30, 2007 and the effect of two new stores opened in the first three months of fiscal 2008 increased retail sales by $0.3 million. In addition, same-store-sales were up 5.2% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to a 2.8% increase in transaction counts, as well as a 2.3%  increase in average ticket size to $9.48 from $9.26 primarily driven by increased produce sales.  Bargain Wholesale net sales increased $0.5 million, or 5.3%, to $10.1 million for the three months ended June 30, 2007 compared to $9.6 million for the three months ended June 30, 2006, primarily due to new customer sales.

Gross Profit: Gross profit increased $14.2 million, or 14.2%, to $114.1 million for the three months ended June 30, 2007 compared to $99.9 million for the three months ended June 30, 2006.  As a percentage of net sales, overall gross margin increased to 38.9% for the three months ended June 30, 2007 compared to 37.9% for the three months ended June 30, 2006. As a percentage of retail sales, retail gross margin increased to 39.6% for the three months ended June 30, 2007 compared to 38.6% for the three months ended June 30, 2006.  The increase in gross profit was partially due to a reduction of spoilage/shrink to 2.7% in the three months ended June 30, 2007 from 3.4% of total sales in the three months ended June 30, 2006.  In addition, the increase in gross profit was due to a decrease in cost of products sold to 57.7% for the three months ended June 30, 2007 compared to 58.3% for the three months ended June 30, 2006, due to product cost changes.  These decreases were partially offset by a smaller reduction in excess and obsolete inventory reserves of 0.1% of retail sales during the three months ended June 30, 2007 compared to a reduction of 0.5% for three months ended June 30, 2006. The remaining change was made up of increases and decreases in other less significant items included in cost of sales. Bargain Wholesale gross margin increased to 21.0% for the three months ended June 30, 2007 compared to 19.5% for the three months ended June 30, 2006 primarily due to product cost changes.

Operating Expenses:  Operating expenses increased by $13.6 million, or 14.8%, to $105.3 million for the three months ended June 30, 2007 compared to $91.7 million for the three months ended June 30, 2006.  As a percentage of net sales, operating expenses increased to 35.9% for the three months ended June 30, 2007 from 34.8% for the three months ended June 30, 2006. Retail operating expenses increased $9.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of an increase in retail store labor and related costs (including workers’ compensation and benefits) of $6.8 million associated with the full quarter effect of 19 stores opened in fiscal 2007, the impact of minimum wage increase and the opening of two new stores in fiscal 2008.  The remaining increases in retail operating expenses include rent, supplies, utilities and other store operating expenses. Corporate operating expenses decreased $0.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to lower consulting and professional fees.  The increase in total operating expenses was also due to an increase in distribution and transportation costs of $3.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to $1.7 million in increased distribution labor costs to operate the warehouses including contract hourly labor to service the increased sales volume, the impact of minimum wage increase and handling increased inventory levels, and $1.3 million in increased delivery costs primarily due to additional store locations, increased perishable product sales and higher fuel costs. The prior year quarter operating expenses were offset by $0.7 million gain in consideration for a forced store closure due to a local government eminent domain action.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 2.1%, to $8.2 million for the three months ended June 30, 2007 compared to $8.0 million for the three months ended June 30, 2006 as a result of two new stores opened during the quarter ended June 30, 2007, the full quarter effect of 19 new stores opened in fiscal 2007, and additions to existing stores, distribution centers and information technology systems. Depreciation as a percentage of sales decreased to 2.8% from 3.1% primarily due to same-store-sales increases.

Operating Income: Operating income was $0.6 million for the three months ended June 30, 2007 compared to operating income of $0.1 million for the three months ended June 30, 2006 due to the revenue increases and operating expense activity discussed above.  Operating income as a percentage of net sales increased to 0.2% for the three months ended June 30, 2007 from 0.1% for the three months ended June 30, 2006.

Other Income (Expense): Other income decreased $0.1 million to $1.9 million for the three months ended June 30, 2007 compared to $2.0 million for the three months ended June 30, 2006.  The decrease was primarily due to lower interest income which decreased to $2.0 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006, due to lower investment balances.

Provision for Income Taxes: The provision for income taxes was a benefit of $0.5 million for the three months ended June 30, 2007 compared to an expense of $0.3 million for the three months ended June 30, 2006, due to a higher overall effective tax rate in fiscal 2008 offset by a discrete tax benefit of approximately $1.4 million recorded for the three months ended June 30, 2007 related to a change in the Texas net operating loss carryforward rules, compared to a discrete tax benefit recorded for the three months ended June 30, 2006 related to prior year tax credits of approximately $0.3 million.  The effective rate of the provision for income taxes was approximately 34.6% and 28.3% for the three months ended June 30, 2007 and 2006, respectively.

Net Income: As a result of the items discussed above, net income increased $1.1 million to $3.0 million for the three months ended June 30, 2007 compared to $1.9 million for the three months ended June 30, 2006.  Net income as a percentage of net sales was 1.0% and 0.7% for the three months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has funded its operations principally from cash provided by operations, short-term investments and cash on hand, and has not generally relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash provided by operations during the three months ended June 30, 2007 and 2006 was $2.9 million and $9.2 million, respectively, consisting primarily of $12.6 million and $10.7 million, respectively, of net income adjusted for non-cash items. During the three months ended June 30, 2007 and 2006, the Company used cash of $7.9 million and provided cash of $0.4 million, respectively, in working capital and other activities.  Net cash used by working capital activities for the three months ended June 30, 2007 primarily reflects the increase in inventories due to leveraged purchases associated with June quarter end vendor promotions and a decrease in accrued expense.  These uses of working capital were partially offset by decreases in accounts receivable, income taxes receivable and an increase in accounts payable.  During the three months ended June 30, 2006, net cash used in working capital activities primarily reflects an increase in inventories partially offset by an increase in accrued expenses and decrease in accounts receivable.

Net cash used in investing activities during the three months ended June 30, 2007 and 2006 was $3.5 million and $6.4 million, respectively. In the three months ended June 30, 2007 and 2006, the Company used $7.9 million and $5.3 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $46.1 million and sold $50.5 million of investments during the three months ended June 30, 2007.  The Company purchased $36.9 million and sold $35.8 million of investments during the three months ended June 30, 2006.

Net cash provided by financing activities during the three months ended June 30, 2007 was $0.6 million, which is composed primarily of the proceeds from the exercise of stock options and excess tax benefit from share-based payment arrangements. Cash provided by financing activities during the three months ended June 30, 2006 was $2.9 million.  The Company received $0.5 million and $1.3 million, respectively, from the exercise of non-qualified stock options during the three months ended June 30, 2007 and 2006.

The Company estimates that total capital expenditures in fiscal year 2008 will be approximately $82.9 million and will relate principally to property acquisitions of approximately $13.7 million, $43.3 million for leasehold and fixtures and equipment for new store openings, and $25.9 million for other capital projects including information technology. The Company intends to fund its liquidity requirements in fiscal 2008 out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of June 30, 2007.

					More
		Less than	1-3	3-5	than
Contractual obligations	Total	1 Year (a)	Years	Years	5 Years

Capital lease obligations	$685	$42	$125	$145	$373
Operating lease obligations	195,914	28,696	69,982	46,805	50,431
Deferred compensation liability	4,275	-	-	-	4,275
Construction loan	7,318	13	7,305	-	-
Interest on construction loan	638	479	159	-	-

Total	$208,830	$29,230	$77,571	$46,950	$55,079

(a)   For the remaining months in fiscal 2008.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2021. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended June 30, 2007 and 2006 was $13.0 million and $12.2 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company is committed to lease a store. As of June 30, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of June 30, 2007 and March 31, 2007.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and June 30, 2007 as a result of FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and June 30, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

New Authoritative Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits.  As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, approximately $173,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At June 30, 2007, the Company had $136.4 million in securities maturing at various dates through November 2049, with approximately 87% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At June 30, 2007, the fair value of investments approximated the carrying value.  Based on the investments outstanding at June 30, 2007, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by $0.3 million or 0.2%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weaknesses surrounding the Company’s inventory accounts and construction-in-progress,  as described in the Company’s Form 10-K for the fiscal year ended March 31, 2007, the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2008, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

Vargas vs. 99¢ Only Stores (Ventura County Superior Court); Washington v. 99¢ Only Stores (Los Angeles County Superior Court).    On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, as well as injunctive relief.  The Company has responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Company responded to the Washington complaint and filed a demurrer asserting that the Washington action should be stayed pending the resolution of the Vargas action.  The Vargas and Washington actions have now been coordinated in Ventura County Superior Court.

Following a mediation in March 2007, counsel for Plaintiff Vargas and a Company representative executed a settlement agreement, which anticipated a more thorough (but not inconsistent) settlement agreement and was conditioned upon Court approval. In April 2007, the California Supreme Court issued a ruling concerning the pertinent statute of limitations for meal and rest period claims.  Although a ruling on this issue was anticipated by all parties, counsel for Plaintiff Vargas informed counsel for the Company that they would now oppose Court approval of settlement that they themselves had previously agreed upon. Following such statement by counsel for Plaintiff Vargas, the Company reached a class action settlement agreement with Plaintiff Washington, which is subject to Court approval.  The settlement, which the Company and Washington have jointly presented to the Court for preliminary approval, provides for a maximum settlement payment of $3.2 million.  If the Court approves the Washington settlement, in addition to settling the claims in the Washington action, that settlement would (in large part or in full) moot the claims in the Vargas action.   Based on the initial settlement negotiations with Plaintiff Vargas and her counsel, the Company had reserved $1.5 million for potential liability in these cases.  Because the Washington settlement is also claims-made in nature but provides less for attorney fees than the Vargas agreement, the Company has determined that this prior reserve continues to be adequate, pending the Court’s decision on the Washington settlement.  On August 6, 2007, Plaintiff Vargas filed an opposition to the Washington settlement, which may result in the Court rejecting the Washington settlement.  If the Court rejects the Washington settlement, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Others. The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A.	Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2007, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

RESULTS OF VOTING AT 2006 ANNUAL SHAREHOLDER MEETING

The Company held its 2006 Annual Meeting of Shareholders on May 11, 2007. A quorum of shareholders was present either in person or by proxy.  There were two matters submitted to a vote of the shareholders.

The first matter was the election of nine directors.  All directors who were nominated were elected.  The results of the election are set forth in the following table:

Directors	Votes For	Votes Withheld
Eric Schiffer	56,467,676	4,890,093
Lawrence Glascott	53,165,651	8,192,118
David Gold	55,711,082	5,646,687
Jeff Gold	55,353,816	6,003,953
Marvin Holen	55,452,966	5,904,803
Howard Gold	55,307,210	6,050,559
Eric G. Flamholtz	57,272,711	4,085,058
Jennifer Holden Dunbar	57,136,584	4,221,185
Peter Woo	57,285,699	4,072,070

The second matter was to a shareholder proposal to ask the board of directors to redeem any poison pill, unless such poison pill is approved by a shareholder vote.  This proposal was not approved.

Proposals Information
Proposal #	Votes For	Votes Against	Votes Abstain	Non-Vote
2	24,366,831	30,840,960	90,884	6,059,094

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: August 9, 2007	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer