Form 10-Q
period 2007-09-30
99 CENTS ONLY STORES
filed 2007-11-08
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11735

99¢ ONLY STORES

(Exact name of registrant as specified in its charter)

California	95-2411605
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Union Pacific Avenue, City of Commerce, California	90023
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (323) 980-8145

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                                           Accelerated  filer ☒                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value 70,060,491 Shares as of October 31, 2007

99¢ ONLY STORES
Form 10-Q

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company. Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,085	$983
Short-term investments	95,592	117,013
Accounts receivable, net of allowance for doubtful accounts of $220 and $252 at September 30, 2007 and March 31, 2007	2,381	2,687
Income taxes receivable	10,281	2,784
Deferred income taxes	28,343	28,343
Inventories	168,582	152,793
Other	9,680	8,931
Total current assets	315,944	313,534
Property and equipment, net	279,457	273,566
Long-term deferred income taxes	17,760	17,760
Long-term investments in marketable securities	21,283	23,873
Deposits and other assets	14,177	14,402
Total assets	$648,621	$643,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,784	$28,934
Payroll and payroll-related	10,243	9,361
Sales tax	4,497	4,519
Other accrued expenses	22,574	17,275
Workers’ compensation	42,882	43,487
Current portion of capital lease obligation	57	55
Construction loan, current	7,319	13
Total current liabilities	114,356	103,644
Deferred rent	9,159	8,320
Deferred compensation liability	4,469	4,014
Capital lease obligation, net of current portion	614	644
Construction loan, non-current	—	7,286
Total liabilities	128,598	123,908
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,056,774 shares at September 30, 2007 and 69,941,719 shares at March 31, 2007	226,869	223,414
Retained earnings	293,378	295,585
Other comprehensive (loss) income	(224)	228
Total shareholders’ equity	520,023	519,227
Total liabilities and shareholders’ equity	$648,621	$643,135

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net Sales:
99¢ Only Stores	$280,617	$251,769	$563,474	$505,770
Bargain Wholesale	10,289	9,333	20,408	18,946
Total sales	290,906	261,102	583,882	524,716
Cost of sales (excluding depreciation and amortization expense shown separately below)	182,788	159,134	361,651	322,858
Gross profit	108,118	101,968	222,231	201,858
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $531 for the three and six months ended September 30, 2007)	109,642	95,583	214,944	187,290
Depreciation and amortization	8,257	8,097	16,464	16,139
Total selling, general and administrative expenses	117,899	103,680	231,408	203,429
Operating loss	(9,781)	(1,712)	(9,177)	(1,571)
Other (income) expense:
Interest income	(1,858)	(1,879)	(3,866)	(4,023)
Interest expense	220	225	395	376
Other	(322)	(51)	(345)	(102)
Total other (income), net	(1,960)	(1,705)	(3,816)	(3,749)
(Loss) income before provision for income taxes	(7,821)	(7)	(5,361)	2,178
(Benefit) provision for income taxes	(2,650)	(2)	(3,154)	326
Net (loss) income	$(5,171)	$(5)	$(2,207)	$1,852
(Loss) earnings per common share:
Basic	$(0.07)	$0.00	$(0.03)	$0.03
Diluted	$(0.07)	$0.00	$(0.03)	$0.03
Weighted average number of common shares outstanding:
Basic	70,054	69,914	70,027	69,799
Diluted	70,054	69,914	70,027	69,975

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,207)	$1,852
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,464	16,139
Loss on disposal of fixed assets (includes asset impairment of $531 for the six months ended September 30, 2007)	572	287
Excess tax benefit from share-based payment arrangements	(130)	(585)
Deferred income taxes	—	(97)
Stock-based compensation expense	2,431	2,515
Tax benefit from exercise of non qualified employee stock options	252	928
Changes in assets and liabilities associated with operating activities:
Accounts receivable	306	1,142
Inventories	(15,208)	6,394
Other assets	(494)	(2,518)
Deposits	(12)	72
Accounts payable	(2,150)	(7,079)
Accrued expenses	2,156	(107)
Accrued workers’ compensation	(605)	(1,742)
Income taxes	(7,497)	(3,316)
Deferred rent	839	(394)
Net cash (used in) provided by operating activities	(5,283)	13,491
Cash flows from investing activities:
Purchases of property and equipment	(18,777)	(18,185)
Purchase of investments	(78,925)	(66,501)
Sale and maturity of available for sale securities	102,193	64,441
Net cash provided by (used in) investing activities	4,491	(20,245)
Cash flows from financing activities:
Payments of capital lease obligation	(28)	(48)
Proceeds from exercise of stock options	772	1,314
Proceeds from the consolidation of construction loan	20	1,032
Excess tax benefit from share-based payment arrangements	130	585
Net cash provided by financing activities	894	2,883
Net increase (decrease) in cash	102	(3,871)
Cash and cash equivalents - beginning of period	983	4,958
Cash and cash equivalents - end of period	$1,085	$1,087

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2007 and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2007 (“fiscal 2007”). In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 31, 2008 (“fiscal 2008”).

Nature of Business

99¢ Only Stores is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores at price points of 99 cents or less. As of September 30, 2007, the Company operated 256 stores with 180, 43, 22, and 11 in California, Texas, Arizona, and Nevada, respectively.  The Company is also a wholesale distributor of various consumable products.

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

Allowance for Doubtful Accounts

            The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to market prevailing rates every 35 days or less.  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 30, 2007 and March 31, 2007, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $2.4 million and $3.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company‘s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.   During the three months ended September 30, 2007, due to the significant underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.5 million.  During the three and six months ended September 30, 2006, the Company did not record any asset impairment charges.

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

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. In March 2005, SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”), which provides guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations. The Company has applied the provision of SAB 107 in its adoption of SFAS No. 123(R).

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under the transition method, stock-based compensation expense for the six months ended September 30, 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based awards granted subsequent to April 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

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

The Company has a gift card program. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card.  The liability for outstanding gift cards is recorded in accrued expenses. The Company has not recorded any breakage income related to its gift card program.

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowance. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of sales. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability in its financial reports for September 30, 2007 and March 31, 2007 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively.  Advertising expenses were $2.6 million and $2.3 million for the six months ended September 30, 2007 and 2006, respectively.

Statements of Cash Flows

Non-cash investing activities included $4.3 million and $2.3 million in fixed assets purchase accruals for the six months ended September 30, 2007 and 2006, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 30, 2007	March 31, 2007
Property and equipment
Land	$66,738	$65,916
Buildings	88,708	87,528
Building improvements	44,440	41,935
Leasehold improvements	128,236	125,021
Fixtures and equipment	100,479	98,710
Transportation equipment	2,473	2,129
Construction in progress	27,218	15,691
Total property and equipment	458,292	436,930
Less: accumulated depreciation and amortization	(178,835)	(163,364)
Property and equipment, net	$279,457	$273,566

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 30, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$40,406	$—	$(5)	$40,401
Auction rate securities	17,563	—	—	17,563
Municipal bonds	23,360	1	(11)	23,350
Asset-backed securities	23,985	45	(458)	23,572
Corporate securities	11,933	285	(229)	11,989
Total	$117,247	$331	$(703)	$116,875

Reported as:
Short-term investments				$95,592
Long-term investments in marketable securities				21,283
Total				$116,875

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$27,520	$—	$—	$27,520
Auction rate securities	41,966	1	—	41,967
Municipal bonds	31,420	43	(31)	31,432
Asset-backed securities	19,086	30	(196)	18,920
Corporate securities	20,725	399	(77)	21,047
Total	$140,717	$473	$(304)	$140,886

Reported as:
Short-term investments				$117,013
Long-term investments marketable securities				23,873
Total				$140,886

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.4 million as of September 30, 2007.  Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities was $0.2 million as of March 31, 2007.  The tax effected losses on net unrealized holdings of available for sale securities were $0.3 million and $0.4 million for the three and six months ended September 30, 2007.  The tax effected gains on net unrealized holdings of available for sale securities were $0.1 million for the three and six months ended September 30, 2006.  The tax effected gains and losses are included in other comprehensive income.

Gross realized gains from sales of available for sale securities were $0.3 million for the three and six months ended September 30, 2007.  Realized gains from sales of available for sale securities were $0.1 million for the three and six months ended September 30, 2006.  Gross realized losses from sales of available for sale securities for the six months ended September 30, 2007 were $3,000.  There were no gross realized losses for the three months ended September 30, 2007 and for the three and six months ended September 30, 2006.

Proceeds from the sales of available for sale securities were $51.7 million and $102.2 million for the three and six months ended September 30, 2007, respectively.  Proceeds from the sale of available for sale securities were $28.7 million and $64.4 million for the three and six months ended September 30, 2006, respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of September 30, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$49,539	$49,649
Due after one year through five years	20,065	19,785
Due after five years	1,468	1,499
	$71,072	$70,933

4.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on marketable securities available for sale, net of tax effects that are reflected in other comprehensive income as part of shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(5,171)	$(5)	$(2,207)	$1,852
Unrealized holding (losses) gain on marketable securities, net of tax effects	(330)	132	(452)	147
Total comprehensive (loss) income	$(5,501)	$127	$(2,659)	$1,999

5.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(5,171)	$(5)	$(2,207)	$1,852
Weighted average number of common shares outstanding – basic	70,054	69,914	70,027	69,799
Dilutive effect of outstanding stock options	—	—	—	176
Weighted average number of common shares outstanding – diluted	70,054	69,914	70,027	69,975
Basic (loss) earnings per share	$(0.07)	$0.00	$(0.03)	$0.03
Diluted (loss) earnings per share	$(0.07)	$0.00	$(0.03)	$0.03

For the three months ended September 30, 2007 and 2006, stock options of 6.0 million and 6.7 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive. For the six months ended September 30, 2007 and 2006, stock options of 6.0 million and 3.5 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

6.	Stock-Based Compensation

The Company has one stock option plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive options to purchase up to 17,000,000 shares of common stock, of which 3,051,000 were available as of September 30, 2007 for future option grants. Options may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant.  The plan will expire in 2011.

The Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s unaudited consolidated statements of operations for the three and six months ended September 30, 2007 and 2006 reflect the impact of adopting SFAS No. 123(R).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Three and Six Months Ended September 30,
	2007	2006
Risk-free interest rate	4.8%	4.9%
Expected life (in years)	4.9	4.6
Expected volatility	40.0%	41.0%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the six months ended September 30, 2007 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,324,000	$16.80
Granted	103,000	$14.24
Exercised	(115,000)	$6.74		$767,000
Cancelled	(282,000)	$16.41
Outstanding at the end of the period	6,030,000	$16.96	6.16	$185,000
Exercisable at the end of the period	4,434,000	$19.27	5.24	$61,000

For the three and six months ended September 30, 2007, the Company incurred non-cash stock-based compensation expense of $1.1 million and $2.4 million, respectively, which was recorded as operating expense. For the three and six months ended September 30, 2006, the Company incurred non-cash stock-based compensation expense of $1.4 million and $2.5 million, respectively, which was recorded as operating expense.  As of September 30, 2007, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the six months ended September 30, 2007 and 2006 was $6.6 million, and $5.8 million, respectively.

In light of the changes in accounting for stock options and resulting changes in competitive practices, the Company is currently evaluating the potential use of restricted stock, restricted stock units, or other forms of equity incentives as at least a partial component of the Company’s long-term equity incentive program in fiscal 2008.  As a result of this ongoing review, the Company has not made its annual equity awards for fiscal 2008 through the filing date of this report.

7.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store. As of September 30, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million.  As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of September 30, 2007 and March 31, 2007.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and September 30, 2007 in accordance with FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and September 30, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

8.	New Authoritative Pronouncements

In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” (“SFAS No. 155”) to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits in connection with this adoption.  As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, approximately $193,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

Included in the Company’s debt is a construction loan of $7.3 million as of September 30, 2007 and March 31, 2007 as a result of the consolidation of a variable interest partnership entity. See Note 7 to Consolidated Financial Statements above for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. On May 23, 2007, the partnership entered into an agreement to extend the loan through June 1, 2008. Effective June 1, 2007 the loan bears a fixed interest rate of 8.75%. For the three and six months ended September 30, 2007, the partnership paid interest costs in the amount of $0.2 million and $0.3 million, respectively. For the three and six months ended September 30, 2006, the partnership paid interest costs in the amount of $0.2 million and $0.3 million, respectively.  The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and provides for losses of estimated known and incurred but not reported insurance claims.  At September 30, 2007 and March 31, 2007, the Company had recorded a liability of $42.8 million and $43.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability of $90,000 and $62,000 at September 30, 2007 and March 31, 2007, respectively, for workers’ compensation claims in Texas, and purchases insurance coverage in Arizona and Nevada.

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

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court).  On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges failure to provide or pay for meal or rest breaks and associated claims, non-payment of wages, and non-payment of overtime wages.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, penalties, attorneys fees and injunctive relief.  The Company has responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions have now been coordinated in Ventura County Superior Court.

In November 2007, the Company and both Plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys fees).  The parties have submitted this settlement agreement for Court approval, and their motion for preliminary approval is pending.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  The Company continues to maintain a reserve of $1.5 million for potential liability in these cases.

This settlement, if it is approved by the Court, will result in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those class members who opt out of the settlement).   If this settlement is rejected by the Court, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.  Reportable segment information for the three and six months ended September 30, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Retail	$280,617	$251,769	$563,474	$505,770
Wholesale	10,289	9,333	20,408	18,946
Total	$290,906	$261,102	$583,882	$524,716
Gross Profit:
Retail	$106,003	$100,097	$217,990	$198,111
Wholesale	2,115	1,871	4,241	3,747
Total gross profit	$108,118	$101,968	$222,231	$201,858

Operating expenses	$109,642	$95,583	$214,944	$187,290
Depreciation and amortization	8,257	8,097	16,464	16,139
Interest income	(1,858)	(1,879)	(3,866)	(4,023)
Interest expense	220	225	395	376
Other income	(322)	(51)	(345)	(102)
(Loss) income before provision for income taxes	$(7,821)	$(7)	$(5,361)	$2,178

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products selling at a retail price of 99 cents or less.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the three months ended September 30, 2007, the Company had net sales of $290.9 million, operating loss of $9.8 million and net loss of $5.2 million.  Sales increased during the three months ended September 30, 2007, primarily due to a 6.1% increase in same-store-sales, the full quarter effect of 14 new stores opened in fiscal 2007 and five new stores opened in fiscal 2008.  For the six months ended September 30, 2007, the Company had net sales of $583.9 million, an operating loss of $9.2 million, and net loss of $2.2 million. Sales increased during the six months ended September 30, 2007, primarily due to a 5.6% increase in same-store-sales, the full year effect of 19 new stores opened in fiscal 2007 and five new stores opened in fiscal 2008.  Despite the overall growth in sales, the Company experienced a net loss for the three and six months ended September 30, 2007 due to proportionally higher cost of sales and operating expenses.

For the six months ended September 30, 2007, the Company opened three stores in California and two stores in Texas.  The Company intends to increase its store opening growth rate to approximately 15% for the fiscal year ending March 31, 2009 and intends to open approximately 20 new stores during the second half of fiscal 2008 for a total of 25 new store openings in fiscal 2008.  The Company intends to close two underperforming stores in fiscal 2008 upon lease expiration.  The Company believes that near-term growth in sales for the remainder of fiscal 2008 will result from new store openings in its existing states and increases in same store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution warehouse costs and transportation to and from stores in its cost of sales, which totaled $18.2 million and $14.2 million for the three months ended September 30, 2007 and 2006, respectively and totaled $35.3 million and $27.5 million for the six months ended September 30, 2007 and 2006, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
NET SALES:
99¢ Only Stores	96.5%	96.4%	96.5%	96.4%
Bargain Wholesale	3.5	3.6	3.5	3.6
Total sales	100.0	100.0	100.0	100.0
COST OF SALES (excluding depreciation and amortization expense as shown separately below)	62.8	60.9	61.9	61.5
Gross profit	37.2	39.1	38.1	38.5
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	37.7	36.6	36.8	35.7
Depreciation and amortization	2.8	3.1	2.8	3.1
Total selling, general and administrative	40.5	39.7	39.6	38.8
Operating (loss)	(3.4)	(0.7)	(1.6)	(0.3)
OTHER (INCOME) EXPENSE:
Interest income	(0.6)	(0.7)	(0.7)	(0.8)
Interest expense	0.1	0.1	0.1	0.1
Other	(0.1)	0.0	(0.1)	0.0
Total other (income), net	(0.7)	(0.7)	(0.7)	(0.7)
(Loss) income before provision for income taxes	(2.7)	0.0	(0.9)	0.4
(Benefit) provision for income taxes	(0.9)	0.0	(0.5)	0.1
NET (LOSS) INCOME	(1.8)%	0.0%	(0.4)%	0.4%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales: Net sales increased $29.8 million, or 11.4%, to $290.9 million for the three months ended September 30, 2007 compared to $261.1 million for the three months ended September 30, 2006.  Retail sales increased $28.8 million, or 11.5%, to $280.6 million for the three months ended September 30, 2007 compared to $251.8 million for the three months ended September 30, 2006. The full quarter effect of 14 stores opened in fiscal 2007 increased sales by $10.4 million for the three months ended September 30, 2007 and the effect of five new stores opened in the first six months of fiscal 2008 increased retail sales by $3.3 million.  In addition, same-store-sales were up 6.1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to a 4.3% increase in transaction counts, as well as a 1.8% increase in average ticket size to $9.34 from $9.17, primarily driven by increased grocery products such as produce, frozen foods and deli.  Bargain Wholesale net sales increased $1.0 million, or 10.2%, to $10.3 million for the three months ended September 30, 2007 compared to $9.3 million for the three months ended September 30, 2006, primarily due to new customer sales.

Gross Profit: Gross profit increased $6.1 million, or 6.0%, to $108.1 million for the three months ended September 30, 2007 compared to $102.0 million for the three months ended September 30, 2006.  As a percentage of net sales, overall gross margin decreased to 37.2% for the three months ended September 30, 2007 compared to 39.1% for the three months ended September 30, 2006. As a percentage of retail sales, retail gross margin decreased to 37.8% for the three months ended September 30, 2007 compared to 39.8% for the three months ended September 30, 2006.  The decrease in gross profit margin was partially due to an increase in spoilage/shrink to 3.7% of retail sales in the three months ended September 30, 2007 from 3.0% of retail sales in the three months ended September 30, 2006, primarily due to shift in sales mix to grocery items which have a higher spoilage rate.  In addition, the decrease in gross profit margin was also due to a smaller reduction in excess and obsolete inventory reserves of 0.2% of retail sales during the three months ended September 30, 2007 compared to a reduction of 1.3% for three months ended September 30, 2006.  These items were partially offset by a decrease in cost of products sold to 58.1% for the three months ended September 30, 2007 compared to 58.4% for the three months ended September 30, 2006, due to product cost changes.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales. Bargain Wholesale gross margin increased to 20.6% for the three months ended September 30, 2007 compared to 20.1% for the three months ended September 30, 2006, primarily due to product cost and product mix changes.

Operating Expenses:  Operating expenses increased by $14.0 million, or 14.7%, to $109.6 million for the three months ended September 30, 2007 compared to $95.6 million for the three months ended September 30, 2006.  As a percentage of net sales, operating expenses increased to 37.7% for the three months ended September 30, 2007 from 36.6% for the three months ended September 30, 2006. Retail operating expenses increased $8.3 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of an increase in retail store labor and related costs of $4.4 million associated with the full quarter effect of 14 stores opened in fiscal 2007, the impact of the minimum wage increase and the opening of five new stores in fiscal 2008.  The remaining increases in retail operating expenses include utilities, rent, supplies and other store operating expenses. Finally, retail operating expenses also included an asset impairment charge of $0.5 million relating to one underperforming store in Texas.  Corporate operating expenses increased 13.6% or $1.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to higher salaries, benefits and legal costs, which were partially offset by lower consulting and professional fees.  The increase in total operating expenses was also due to an increase in distribution and transportation costs of $4.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to $2.3 million in increased distribution labor costs to operate the warehouses (including contract hourly labor to service the increased sales volume), the impact of the minimum wage increase and handling increased inventory levels, and $1.1 million in increased delivery costs primarily due to additional store locations, increased perishable product sales and higher fuel costs.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 2.0%, to $8.3 million for the three months ended September 30, 2007 compared to $8.1 million for the three months ended September 30, 2006 as a result of five new stores opened during the first six months of fiscal 2008, the full quarter effect of 14 new stores opened in fiscal 2007, and additions to existing stores, distribution centers and information technology systems.  Depreciation as a percentage of sales decreased to 2.8% from 3.1%, primarily due to sales improvements.

Operating Loss: Operating loss was $9.8 million for the three months ended September 30, 2007 compared to operating loss of $1.7 million for the three months ended September 30, 2006 due to operating expense increases that more than offset increases in gross profit as a result of higher sales.  Operating loss as a percentage of net sales increased to negative 3.4% for the three months ended September 30, 2007 from negative 0.7% for the three months ended September 30, 2006.

Other Income, net: Other income increased $0.3 million to $2.0 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006.  The increase was primarily due to higher gains on sales of marketable securities.  Interest income was flat at $1.9 million for the three months ended September 30, 2007 and 2006.

Provision for Income Taxes: The provision for income taxes was a benefit of $2.7 million for the three months ended September 30, 2007 compared to a benefit of $2,000 for the three months ended September 30, 2006, due to the increase in the pre-tax loss and a higher overall effective tax rate in fiscal 2008.  The effective rate of the provision for income taxes was approximately 33.9% and 28.3% for the three months ended September 30, 2007 and 2006, respectively.

Net Loss: As a result of the items discussed above, net loss increased $5.2 million to a net loss of $5.2 million for the three months ended September 30, 2007 compared to a net loss of $5,000 for the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Net Sales: Net sales increased $59.2 million, or 11.3%, to $583.9 million for the six months ended September 30, 2007 compared to $524.7 million for the six months ended September 30, 2006.  Retail sales increased $57.7 million, or 11.4%, to $563.5 million for the six months ended September 30, 2007 compared to $505.8 million for the six months ended September 30, 2006.  The full year effect of 19 stores opened in fiscal 2007 increased sales by $26.1 million for the six months ended September 30, 2007 and the effect of five new stores opened in the first six months of fiscal 2008 increased retail sales by $3.7 million.  In addition, same-store-sales were up 5.6% for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to a 3.6% increase in transaction counts, as well as a 2.0% increase in average ticket size to $9.41 from $9.22, primarily driven by increased grocery products such as produce, frozen foods and deli.  Bargain Wholesale net sales increased $1.5 million, or 7.7%, to $20.4 million for the six months ended September 30, 2007 compared to $18.9 million for the six months ended September 30, 2006, primarily due to new customer sales.

Gross Profit: Gross profit increased $20.3 million, or 10.1%, to $222.2 million for the six months ended September 30, 2007 compared to $201.9 million for the six months ended September 30, 2006.  As a percentage of net sales, overall gross margin decreased to 38.1% for the six months ended September 30, 2007 compared to 38.5% for the six months ended September 30, 2006. As a percentage of retail sales, retail gross margin decreased to 38.7% for the six months ended September 30, 2007 compared to 39.2% for the six months ended September 30, 2006.  The decrease in gross profit margin was primarily due to a smaller reduction in excess and obsolete inventory reserves of 0.1% of retail sales during the six months ended September 30, 2007 compared to a reduction of 0.9% for the six months ended September 30, 2006.  This decrease was partially offset by a decrease in cost of products sold to 57.9% for the six months ended September 30, 2007 compared to 58.3% for the six months ended September 30, 2006, due to product cost changes. Spoilage/shrink was flat at 3.2% of retail sales in the six months ended September 30, 2007 and  2006.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.  Bargain Wholesale gross margin increased to 20.8% for the six months ended September 30, 2007 compared to 19.8% for the six months ended September 30, 2006, primarily due to product cost and product mix changes.

Operating Expenses:  Operating expenses increased by $27.6 million, or 14.8%, to $214.9 million for the six months ended September 30, 2007 compared to $187.3 million for the six months ended September 30, 2006.  As a percentage of net sales, operating expenses increased to 36.8% for the six months ended September 30, 2007 from 35.7% for the six months ended September 30, 2006. Retail operating expenses increased $17.8 million between the six months ended September 30, 2007 and 2006, primarily as a result of an increase in retail store labor and related costs of $11.3 million associated with the full year effect of 19 new stores opened in fiscal year 2007, the impact of the minimum wage increase and the opening of five new stores in fiscal 2008.  The remaining increases in retail operating expenses include utilities, rent, supplies and other store operating expenses.  Finally, retail operating expenses also included an asset impairment charge of $0.5 million relating to one underperforming store in Texas.  Corporate operating expenses increased by 4.9% or $1.4 million between the six months ended September 30, 2007 and 2006 primarily due higher salaries, benefits and legal costs, which were partially offset by lower consulting and professional fees.  The increase in total operating expenses was also due to an increase in distribution and transportation costs of $7.8 million between the six months ended September 30, 2007 and 2006, primarily due to $4.0 million in increased distribution labor costs to operate the warehouses (including contract hourly labor to service the increased sales volume), the impact of the minimum wage increase and handling increased inventory levels, and $2.4 million in increased delivery costs primarily due to additional store locations, increased perishable product sales and higher fuel costs. The prior year operating expenses were offset by a $0.7 million gain in consideration for a forced store closure due to a local government eminent domain action.

Depreciation and Amortization: Depreciation and amortization increased $0.4 million, or 2.0%, to $16.5 million for the six months ended September 30, 2007 compared to $16.1 million for the six months ended September 30, 2006 as a result of five new stores opened through September 30, 2007, the full year effect of 19 new stores opened in fiscal 2007, and additions to existing stores and distribution centers.  Depreciation as a percentage of sales decreased to 2.8% from 3.1% primarily, due to sales improvements.

Operating Loss: Operating loss was $9.2 million for the six months ended September 30, 2007 compared to operating loss of $1.6 million for the six months ended September 30, 2006 due to operating expense increases that more than offset increases in gross profit as a result of higher sales.  Operating loss as a percentage of net sales increased to negative 1.6% for the six months ended September 30, 2007 from negative 0.3% for the six months ended September 30, 2006.

Other Income, net: Other income increased $0.1 million to $3.8 million for the six months ended September 30, 2007 compared to $3.7 million for the six months ended September 30, 2006.  The increase was primarily due to higher gains on sales of marketable securities.  Interest income decreased to $3.9 million for the six months ended September 30, 2007 from $4.0 million for the six months ended September 30, 2006, due to lower investment balances.

Provision for Income Taxes: The provision for income taxes was a benefit of $3.2 million for the six months ended September 30, 2007 compared to expense of $0.3 million for the six months ended September 30, 2006, due to the decrease in pre-tax income and a higher overall effective tax rate. Additionally, for the six months ended September 30, 2007, the Company recorded a discrete tax benefit of approximately $1.4 million related to a change in the Texas net operating loss carry forward rules, compared to a discrete tax benefit recorded for the six months ended September 30, 2006 related to prior year tax credits of approximately $0.3 million.  The effective rate of the provision for income taxes was approximately 33.9% and 28.3% for the six months ended September 30, 2007 and 2006, respectively.

Net Income/Loss: As a result of the items discussed above, net income decreased $4.1 million, to a net loss of $2.2 million for the six months ended September 30, 2007 compared to net income of $1.9 million for the six months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has not generally relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash used by operations during the six months ended September 30, 2007 was $5.3 million compared to net cash provided by operations during the six months ended September 30, 2006 of $13.5 million.  During the six months ended September 30, 2007, the Company used cash of $23.0 million in working capital and provided cash of $0.3 million from other activities that were partially offset by net income adjusted for non-cash items of $17.4 million.  During the six months ended September 30, 2006, net income adjusted by non-cash items of $21.0 million was partially offset by cash used of $4.7 million in working capital and $2.8 million from other activities.  Net cash used by working capital activities for the six months ended September 30, 2007 primarily reflects the increase in inventories and income taxes receivable, and the decrease in accounts payable.  The increase in inventory was primarily due to changes in the Company’s purchasing patterns and management believes that the increase in inventory will not continue in the future. These uses of working capital were partially offset by decreases in accounts receivable and increases in accrued expenses.  Net cash used in working capital activities for the six months ended September 30, 2006 primarily reflects the increase in income taxes receivable, decreases in accounts payable and workers’ compensation liability partially offset by the decrease in inventories during this period.

Net cash provided by investing activities during the six months ended September 30, 2007 was $4.5 million compared to net cash used by investing activities during six months ended September 30, 2006 of $20.2 million. In the six months ended September 30, 2007 and 2006, the Company used $18.8 million and $18.2 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $78.9 million and received proceeds of $102.2 million from sale and maturities of investments during the six months ended September 30, 2007.  The Company purchased $66.5 million and received proceeds of $64.4 million from sale and maturities of investments during the six months ended September 30, 2006.

Net cash provided by financing activities during the six months ended September 30, 2007 was $0.9 million compared to $2.9 million for the six months ended September 30, 2006.  In the six months ended September 30, 2007 and 2006 the Company received $0.8 million and $1.3 million, respectively, from the exercise of non-qualified stock options.  In addition, the Company received proceeds of a construction loan of $1.0 million incurred in its La Quinta consolidated development entity during the six months ended September 30, 2006.

The Company estimates that total capital expenditures in fiscal year 2008 will be approximately $73.9 million and will relate principally to property acquisitions of approximately $15.9 million, $41.5 million for leasehold and fixtures and equipment for new store openings, and $16.5 million for other capital projects including information technology. The Company intends to fund its liquidity requirements in fiscal 2008 out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 10-K report for the year ended March 31, 2007.  During the first six months of fiscal 2008, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2021. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended September 30, 2007 and 2006 was $13.3 million and $11.9 million, respectively.  Rental expense charged to operations for the six months ended September 30, 2007 and 2006 was $26.3 million and $24.1 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store. As of September 30, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million.  These amounts are shown on the Company’s consolidated balance sheets as of September 30, 2007 and March 31, 2007.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and September 30, 2007 in accordance with FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and September 30, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

New Authoritative Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140,” (“SFAS No. 155”) to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits in connection with this adoption. As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, approximately $193,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At September 30, 2007, the Company had $116.9 million in securities maturing at various dates through May 2046, with approximately 82% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At September 30, 2007, the fair value of investments approximated the carrying value.  Based on the investments outstanding at September 30, 2007, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.3 million or 0.3%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weaknesses surrounding the Company’s inventory accounts and fixed asset/construction-in-progress accounts, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2007, the Company’s disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2008, the Company made changes in its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.  More specific and detailed management review controls and periodic physical inventories of certain construction-in-progress assets were implemented in the quarter.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court). On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges failure to provide or pay for meal or rest breaks and associated claims, non-payment of wages, and non-payment of overtime wages.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, penalties, attorneys fees and injunctive relief.  The Company has responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions have now been coordinated in Ventura County Superior Court.

In November 2007, the Company and both Plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys fees).  The parties have submitted this settlement agreement for Court approval, and their motion for preliminary approval is pending.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  The Company continues to maintain a reserve of $1.5 million for potential liability in these cases.

This settlement, if it is approved by the Court, will result in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those class members who opt out of the settlement).   If this settlement is rejected by the Court, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Others.  The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2007, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

RESULTS OF VOTING AT 2007 ANNUAL SHAREHOLDER MEETING

The Company held its 2007 annual meeting of shareholders on September 17, 2007. A quorum of shareholders was present either in person or by proxy.  There were two matters submitted to a vote of the shareholders.

The first matter was the election of nine directors.  All directors who were nominated were elected.  The results of the election are set forth in the following table:

Directors	Votes For	Votes Withheld
Eric Schiffer	66,154,031	285,553
Lawrence Glascott	64,121,336	2,318,248
David Gold	65,572,755	866,829
Jeff Gold	65,275,673	1,163,911
Marvin Holen	64,235,358	2,204,226
Howard Gold	63,267,984	3,171,600
Eric G. Flamholtz	66,224,976	214,608
Jennifer Holden Dunbar	66,144,741	294,843
Peter Woo	66,210,921	228,663

The second matter was a shareholder proposal to subject any future poison pill to a shareholder vote. This proposal was not approved.  The results are set forth in the following table:

		Proposal Information

Proposal #	Votes For	Votes Against	Votes Abstain	Non-Vote
2	27,838,035	30,496,507	164,973	7,940,069

Item 5.    Other Information

None

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: November 8, 2007	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer