Form 10-Q
period 2007-12-31
99 CENTS ONLY STORES
filed 2008-02-11
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Common Stock, No Par Value, 70,060,491 Shares as of January 31, 2008

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,947	$983
Short-term investments	115,710	117,013
Accounts receivable, net of allowance for doubtful accounts of $204 and $252 at December 31, 2007 and March 31, 2007	1,889	2,687
Income taxes receivable	6,057	2,784
Deferred income taxes	28,343	28,343
Inventories	164,090	152,793
Other (including $37 receivable from employees at December 31, 2007)	8,762	8,931
Total current assets	326,798	313,534
Property and equipment, net	283,479	273,566
Long-term deferred income taxes	17,760	17,760
Long-term investments in marketable securities	15,755	23,873
Deposits and other assets (including $22 receivable from employee at December 31, 2007)	14,216	14,402
Total assets	$658,008	$643,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,033	$28,934
Payroll and payroll-related	7,157	9,361
Sales tax	6,771	4,519
Other accrued expenses	19,756	17,275
Workers’ compensation	42,741	43,487
Current portion of capital lease obligation	58	55
Construction loan, current	7,319	13
Total current liabilities	112,835	103,644
Deferred rent	9,861	8,320
Deferred compensation liability	4,513	4,014
Capital lease obligation, net of current portion	599	644
Construction loan, non-current	—	7,286
Total liabilities	127,808	123,908
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,060,491 shares at December 31, 2007 and 69,941,719 shares at March 31, 2007	228,040	223,414
Retained earnings	302,900	295,585
Other comprehensive (loss) income	(740)	228
Total shareholders’ equity	530,200	519,227
Total liabilities and shareholders’ equity	$658,008	$643,135

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net Sales:
99¢ Only Stores	$314,630	$291,595	$878,104	$797,365
Bargain Wholesale	10,345	10,456	30,753	29,402
Total sales	324,975	302,051	908,857	826,767
Cost of sales (excluding depreciation and amortization expense shown separately below)	194,470	180,937	556,121	503,795
Gross profit	130,505	121,114	352,736	322,972
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $531 for the nine months ended December 31, 2007)	110,021	102,006	324,965	289,296
Depreciation and amortization	8,297	8,476	24,761	24,615
Total selling, general and administrative expenses	118,318	110,482	349,726	313,911
Operating income	12,187	10,632	3,010	9,061
Other (income) expense:
Interest income	(1,746)	(1,974)	(5,612)	(5,997)
Interest expense	186	211	581	587
Other	—	(72)	(345)	(174)
Total other (income), net	(1,560)	(1,835)	(5,376)	(5,584)
Income before provision for income taxes	13,747	12,467	8,386	14,645
Provision for income taxes	4,225	3,523	1,071	3,849
Net income	$9,522	$8,944	$7,315	$10,796
Earnings per common share:
Basic	$0.14	$0.13	$0.10	$0.15
Diluted	$0.14	$0.13	$0.10	$0.15
Weighted average number of common shares outstanding:
Basic	70,060	69,919	70,038	69,839
Diluted	70,060	69,986	70,136	69,947

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,315	$10,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,761	24,615
Loss on disposal of fixed assets (includes asset impairment of $531 for the nine months ended December 31, 2007)	573	21
Excess tax benefit from share-based payment arrangements	(130)	(595)
Deferred income taxes	—	(108)
Stock-based compensation expense	3,567	3,891
Tax benefit from exercise of non qualified employee stock options	247	938
Changes in assets and liabilities associated with operating activities:
Accounts receivable	798	938
Inventories	(11,603)	(6,545)
Deposits and other assets	1,352	(1,073)
Accounts payable	(729)	(10,376)
Accrued expenses	3,164	2,024
Accrued workers’ compensation	(746)	(909)
Income taxes	(3,273)	207
Deferred rent	1,541	317
Net cash provided by operating activities	26,837	24,141
Cash flows from investing activities:
Purchases of property and equipment	(34,553)	(29,863)
Purchase of investments	(242,696)	(99,898)
Sale and maturity of available for sale securities	250,456	106,921
Net cash used in investing activities	(26,793)	(22,840)
Cash flows from financing activities:
Payments of capital lease obligation	(42)	(62)
Proceeds from exercise of stock options	812	1,316
Proceeds from the consolidation of construction loan	20	1,125
Excess tax benefit from share-based payment arrangements	130	595
Net cash provided by financing activities	920	2,974
Net increase in cash	964	4,275
Cash and cash equivalents - beginning of period	983	4,958
Cash and cash equivalents - end of period	$1,947	$9,233

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2007 and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2007 (“fiscal 2007”).  In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 29, 2008 (“fiscal 2008”).

Effective February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday closest to the end of March.  As a result the last day of fiscal 2008 will be Saturday, March 29, 2008.

Nature of Business

99¢ Only Stores is incorporated in the State of California. The Company’s primary business is the sale of various consumable products through its retail stores at price points of 99 cents or less. As of December 31, 2007, the Company operated 262 stores with 183, 46, 22, and 11 in California, Texas, Arizona, and Nevada, respectively.  The Company is also a wholesale distributor of various consumable products.

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

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete inventory, shrinkage, spoilage, and scrap are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances require management judgment and estimates, such as the amount of obsolete inventory, shrinkage and scrap, in many locations (including various warehouses, store backrooms, and sales floors of all its stores), all of which may impact the ending inventory valuation as well as gross margins.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of December 31, 2007 and March 31, 2007, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $2.1 million and $3.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.   During the nine months ended December 31, 2007, due to the significant underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.5 million.  During the three months ended December 31, 2007 and the three and nine months ended December 31, 2006, the Company did not record any asset impairment charges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company has estimated the fair value for each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirement of SFAS No. 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years.

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

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution-related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, stock-based compensation expense and other corporate administrative costs).

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 31, 2007 and March 31, 2007 due to the volatility and unpredictability of its workers’ compensation experience over the past several years.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.7 million and $1.3 million for the three months ended December 31, 2007 and 2006, respectively.  Advertising expenses were $4.3 million and $3.6 million for the nine months ended December 31, 2007 and 2006, respectively.

Statements of Cash Flows

Non-cash investing activities included $0.8 million and $1.3 million in fixed assets purchase accruals for the nine months ended December 31, 2007 and 2006, respectively.

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

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 31, 2007	March 31, 2007
Property and equipment
Land	$67,708	$65,916
Buildings	90,471	87,528
Building improvements	45,432	41,935
Leasehold improvements	133,834	125,021
Fixtures and equipment	102,682	98,710
Transportation equipment	2,717	2,129
Construction in progress	27,727	15,691
Total property and equipment	470,571	436,930
Less: accumulated depreciation and amortization	(187,092)	(163,364)
Property and equipment, net	$283,479	$273,566

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$45,332	$—	$—	$45,332
Auction rate securities	20,278	—	—	20,278
Municipal bonds	32,278	4	(2)	32,280
Asset-backed securities Asset-backed	23,894	54	(760)	23,188
Corporate securities	10,917	299	(829)	10,387
Total	$132,699	$357	$(1,591)	$131,465

Reported as:
Short-term investments				$115,710
Long-term investments in marketable securities				15,755
Total				$131,465

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$27,520	$—	$—	$27,520
Auction rate securities	41,966	1	—	41,967
Municipal bonds	31,420	43	(31)	31,432
Asset-backed securities Asset-backed	19,086	30	(196)	18,920
Corporate securities	20,725	399	(77)	21,047
Total	$140,717	$473	$(304)	$140,886

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Reported as:
Short-term investments				$117,013
Long-term investments marketable securities				23,873
Total				$140,886

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of December 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$64,721	$64,736
Due after one year through five years	16,876	16,457
	$81,597	$81,193

There were no realized gains from sales of marketable securities for the three months ended December 31, 2007 and realized gains from sales of marketable securities of $0.3 million for the nine months ended December 31, 2007.  Gross realized gains from sale of marketable securities for the three and nine months ended December 31, 2006 were $0.1 million and $0.2 million, respectively.  Gross realized losses from sales of marketable securities for the nine months ended December 31, 2007 were $3,000.  There were no gross realized losses for the three months ended December 31, 2007 and for the three and nine months ended December 31, 2006.

Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $1.2 million as of December 31, 2007.  Non-tax effected net unrealized gains relating to securities that were recorded as marketable securities were $0.2 million as of March 31, 2007.  The tax effected losses on net unrealized holdings of marketable securities were $0.5 million and $0.9 million for the three and nine months ended December 31, 2007, respectively.  The tax effected gains on net unrealized holdings of marketable securities were $0.1 million and $0.2 million, respectively, for the three and nine months ended December 31, 2006.  The tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $148.3 million and $250.5 million for the three and nine months ended December 31, 2007, respectively.  Proceeds from the sale of marketable securities were $42.5 million and $106.9 million for the three and nine months ended December 31, 2006, respectively.

4.           Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income	$9,522	$8,944	$7,315	$10,796
Unrealized holding (losses) gains on marketable securities, net of tax effects	(517)	55	(968)	202
Total comprehensive income	$9,005	$8,999	$6,347	$10,998

5.           Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income	$9,522	$8,944	$7,315	$10,796
Weighted average number of common shares outstanding – basic	70,060	69,919	70,038	69,839
Dilutive effect of outstanding stock options	—	67	98	108
Weighted average number of common shares outstanding – diluted	70,060	69,986	70,136	69,947
Basic earnings per share	$0.14	$0.13	$0.10	$0.15
Diluted earnings per share	$0.14	$0.13	$0.10	$0.15

For the three months ended December 31, 2007, all 6.0 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the three months ended December 31, 2006, stock options of 3.4 million shares were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.  For the nine months ended December 31, 2007 and 2006, stock options of 3.3 million and 3.4 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 3,094,000 were available as of December 31, 2007 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011.

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended December 31,
	2007	2006
Risk-free interest rate	4.5%	4.9%
Expected life (in years)	4.9	4.6
Expected volatility	43.9%	41.0%
Expected dividend yield	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility of actively trade options of the Company’s stock. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future.  Compensation expense is recognized only for those stock options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock Option Activity

Option activity under the Company’s stock option plan in the nine months ended December 31, 2007 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,324,000	$16.80
Granted	148,000	$12.97
Exercised	(118,000)	$6.85		$771,000
Cancelled	(370,000)	$16.29
Outstanding at the end of the period	5,984,000	$16.93	5.94	$—
Exercisable at the end of the period	4,423,000	$19.17	5.03	$—

For the three and nine months ended December 31, 2007, the Company incurred non-cash stock-based compensation expense of $1.1 million and $3.6 million, respectively, which was recorded as operating expense. For the three and nine months ended December 31, 2006, the Company incurred non-cash stock-based compensation expense of $1.4 million and $3.9 million, respectively, which was recorded as operating expense.  As of December 31, 2007, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the nine months ended December 31, 2007 and 2006 was $6.8 million and $6.3 million, respectively.

In January 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units and stock options to certain officers and other key personnel of the Company, as described in the Company's Current Report on Form 8-K filed with the SEC on January 16, 2008.

7.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”). As of December 31, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million.  As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of December 31, 2007 and March 31, 2007.  In January 2008, the Company received a buy-sell offer from the minority partner in the La Quinta Partnership.  See Note 11 to Consolidated Financial Statements.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and December 31, 2007 in accordance with FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and December 31, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

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

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits in connection with this adoption.  As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, approximately $214,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.  The FASB provided for a one-year deferral of the implementation of this standard for other non-financial assets and liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008.  The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

Included in the Company’s debt is a construction loan of $7.3 million as of December 31, 2007 and March 31, 2007 as a result of the consolidation of a variable interest partnership entity. See Note 7 to Consolidated Financial Statements above for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. On May 23, 2007, the partnership entered into an agreement to extend the loan through June 1, 2008. Effective June 1, 2007 the loan bears a fixed interest rate of 8.75%. For the three and nine months ended December 31, 2007, the partnership paid interest costs in the amount of $0.2 million and $0.5 million, respectively. For the three and nine months ended December 31, 2006, the partnership paid interest costs in the amount of $0.2 million and $0.5 million, respectively.  The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At December 31, 2007 and March 31, 2007, the Company had recorded a liability of $42.6 million and $43.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability of $90,000 and $62,000 at December 31, 2007 and March 31, 2007, respectively, for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. The status of legal matters and reserves for them have been estimated through the date of this report.

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

In November 2007, the Company and both Plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys fees).  On November 30, 2007, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice period is currently under way.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  The Company continues to maintain a reserve of $1.5 million for potential liability in these cases.

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

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.  Reportable segment information for the three and nine months ended December 31, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net Sales:
Retail	$314,630	$291,595	$878,104	$797,365
Wholesale	10,345	10,456	30,753	29,402
Total	$324,975	$302,051	$908,857	$826,767

Gross Profit:
Retail	$128,234	$119,008	$346,224	$317,119
Wholesale	2,271	2,106	6,512	5,853
Total gross profit	$130,505	$121,114	$352,736	$322,972

Operating expenses	$110,021	$102,006	$324,965	$289,296
Depreciation and amortization	8,297	8,476	24,761	24,615
Interest income	(1,746)	(1,974)	(5,612)	(5,997)
Interest expense	186	211	581	587
Other income	—	(72)	(345)	(174)
Income before provision for income taxes	$13,747	$12,467	$8,386	$14,645

11.	Subsequent Event

In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  The purchase price is $13.4 million, of which the Company expects to receive approximately $3.5 million in cash and expects to realize a gain on the sale.  The Company expects the transaction to close within approximately 120 days.  No assurance can be given that the transaction will close for the amount stipulated in the offer if at all.  The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue following completion of the sale and the Company's operation of that store will be unaffected by the transaction.

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

For the three months ended December 31, 2007, the Company had net sales of $325.0 million, operating income of $12.2 million and net income of $9.5 million.  Net sales increased 7.6%, operating income increased 14.6%, and net income increased 6.5%, for the three months ended December 31, 2007 compared to the same period in 2006.  Sales increased during the three months ended December 31, 2007, primarily due to 11 new stores opened in fiscal 2008, a 2.9% increase in same-store-sales and the full quarter effect of 10 new stores opened in fiscal 2007.  For the nine months ended December 31, 2007, the Company had net sales of $908.9 million, operating income of $3.0 million, and net income of $7.3 million. Net sales increased 9.9%, operating income decreased 66.8% and net income decreased 32.2%, for the nine months ended December 31, 2007 compared to the same period in 2006. Sales increased during the nine months ended December 31, 2007, primarily due to a 4.6% increase in same-store-sales, the full year effect of 19 new stores opened in fiscal 2007 and 11 new stores opened in fiscal 2008.

For the nine months ended December 31, 2007, the Company opened six stores in California and five stores in Texas.  The Company intends to open approximately seven new stores during the fourth quarter of fiscal 2008 for a total of 18 new store openings in fiscal 2008.  The Company closed two underperforming stores in Houston, Texas during the fourth quarter of fiscal 2008 upon lease expiration.  The Company expects its store opening growth rate to be approximately 6% to 8% for the fiscal year ending March 28, 2009 (“fiscal 2009”).  The Company believes that near-term growth in sales for the remainder of fiscal 2008 and in fiscal 2009 will result from new store openings in its existing states and increases in same store sales.

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

Cost of sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution warehouse costs and transportation to and from stores in its cost of sales, which totaled $18.5 million and $15.5 million for the three months ended December 31, 2007 and 2006, respectively, and totaled $54.0 million and $43.1 million for the nine months ended December 31, 2007 and 2006, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Selling, General and Administrative Expenses: Selling, general, and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores, and other distribution-related costs), and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, stock-based compensation expense and other corporate administrative costs). Depreciation and amortization is also included in selling, general and administrative expenses.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
NET SALES:
99¢ Only Stores	96.8%	96.5%	96.6%	96.4%
Bargain Wholesale	3.2	3.5	3.4	3.6
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.8	59.9	61.2	60.9
Gross profit	40.2	40.1	38.8	39.1

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.9	33.8	35.8	35.0
Depreciation and amortization	2.6	2.8	2.7	3.0
Total selling, general and administrative	36.4	36.6	38.5	38.0
Operating income	3.8	3.5	0.3	1.1

OTHER (INCOME) EXPENSE:
Interest income	(0.5)	(0.7)	(0.6)	(0.7)
Interest expense	0.1	0.1	0.1	0.1
Other	0.0	0.0	0.0	0.0
Total other (income), net	(0.5)	(0.6)	(0.6)	(0.7)
Income before provision for income taxes	4.2	4.1	0.9	1.8
Provision for income taxes	1.3	1.2	0.1	0.5
NET INCOME	2.9%	3.0%	0.8%	1.3%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Sales: Net sales increased $22.9 million, or 7.6%, to $325.0 million for the three months ended December 31, 2007 compared to $302.1 million for the three months ended December 31, 2006.  Retail sales increased $23.0 million, or 7.9%, to $314.6 million for the three months ended December 31, 2007 compared to $291.6 million for the three months ended December 31, 2006. The effect of 11 new stores opened in the first nine months of fiscal 2008 increased retail sales by $9.2 million and the full quarter effect of 10 stores opened in fiscal 2007 increased sales by $5.7 million for the three months ended December 31, 2007.  In addition, same-store-sales were up 2.9% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, due to a 2.8% increase in transaction counts, as well as a 0.1% increase in average ticket size to $9.55 from $9.54.  Bargain Wholesale net sales decreased $0.1 million, or 1.1%, to $10.4 million for the three months ended December 31, 2007 compared to $10.5 million for the three months ended December 31, 2006.

Gross Profit: Gross profit increased $9.4 million, or 7.8%, to $130.5 million for the three months ended December 31, 2007 compared to $121.1 million for the three months ended December 31, 2006.  As a percentage of net sales, overall gross margin increased to 40.2% for the three months ended December 31, 2007 compared to 40.1% for the three months ended December 31, 2006. As a percentage of retail sales, retail gross margin was flat at 40.8% for the three months ended December 31, 2007 and 2006.  The increase in gross profit was partially due to a decrease in cost of products as a percentage of sales to 55.5% for the three months ended December 31, 2007 compared to 56.2% for the three months ended December 31, 2006.  During the three months ended December 31, 2007, the Company changed its pricing strategy and began to implement price changes on a limited number of items in the first half of the quarter and certain additional items in the second half of the quarter.  These items were previously sold in multiples for 99 cents and were re-priced to fewer multiples at price points less than 99 cents, which resulted in higher product margins for the Company.  The Company intends to continue to apply this pricing strategy to additional items throughout the coming year.  The decrease in cost of product as a percentage of sales was partially offset by an increase in spoilage/shrink to 3.5% of retail sales for the three months ended December 31, 2007 from 2.9% of retail sales in the three months ended December 31, 2006, primarily due to increase in shrink reserves based on the trend of physical inventories taken year-to-date.  In addition, there was a reduction in excess and obsolete inventory reserves related to retail sales during the three months ended December 31, 2006 of 0.2%.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.  Bargain Wholesale gross margin increased to 22.0% for the three months ended December 31, 2007 compared to 20.1% for the three months ended December 31, 2006, primarily due to price increases and product mix changes.

Operating Expenses:  Operating expenses increased by $8.0 million, or 7.9%, to $110.0 million for the three months ended December 31, 2007 compared to $102.0 million for the three months ended December 31, 2006.  As a percentage of net sales, operating expenses increased to 33.9% for the three months ended December 31, 2007 from 33.8% for the three months ended December 31, 2006.  Of the 10 basis points increase in operating expenses as a percentage of sales, retail operating expenses decreased by 77 basis points, offset by increases in distribution and transportation costs of 55 basis points and increases in corporate expenses of 28 basis points.  The remaining 4 basis points change was related to less significant items included in other operating expenses.

Retail operating expenses decreased as a percentage of sales by 77 basis points to 23.8% of net sales, increasing by $3.1 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The decrease in percentage of sales was primarily related to a decrease in workers’ compensation expense, which offset increases in the California and Arizona minimum wage rates and increased benefit costs, and tighter controls on other store related costs as well as leveraging of these expenses due to the same store increase of 2.9% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The increase in retail operating expenses of $3.1 million was primarily as a result of an increase in retail store labor and related costs of $2.8 million associated with the full quarter effect of 10 stores opened in fiscal 2007 and the opening of 11 new stores in fiscal 2008.

Distribution and transportation costs increased as percentage of sales by 55 basis points to 5.7% of net sales, increasing by $3.0 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The increase was primarily due to $1.1 million in increased delivery costs primarily due to additional store locations, increased perishable product sales and higher fuel costs and $0.8 million in increased distribution labor costs to operate the warehouses primarily due to increased labor, including contract hourly labor, to service the increased sales volume, the impact of the California minimum wage increase, and handling increased inventory levels.

Corporate operating expenses increased as a percentage of sales by 28 basis points to 4.2% of net sales, increasing by $1.8 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 primarily due to higher salaries and benefits, which were partially offset by lower consulting and professional fees.

The remaining operating expenses increased as a percentage of sales by 4 basis points to 0.2% of net sales, increasing by $0.1 million.  These were made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and Amortization: Depreciation and amortization decreased $0.2 million, or 2.1%, to $8.3 million for the three months ended December 31, 2007 compared to $8.5 million for the three months ended December 31, 2006, primarily as a result of assets that became fully depreciated in existing stores as compared to the amount of new depreciable assets added as a result of new store openings.  Depreciation as a percentage of sales decreased to 2.6% from 2.8%, primarily due to sales improvements.

Operating Income: Operating income was $12.2 million for the three months ended December 31, 2007 compared to operating income of $10.6 million for the three months ended December 31, 2006, due to the increase in gross profit as a result of higher sales that more than offset increases in operating expenses.  Operating income as a percentage of net sales increased to 3.8% for the three months ended December 31, 2007 from 3.5% for the three months ended December 31, 2006.

Other Income, net: Other income decreased $0.2 million to $1.6 million for the three months ended December 31, 2007 compared to $1.8 million for the three months ended December 31, 2006.  The decrease was primarily due to lower interest income which decreased to $1.7 million for the three months ended December 31, 2007 from $2.0 million for the three months ended December 31, 2006, primarily due to lower investment balances.

Provision for Income Taxes: The provision for income taxes was $4.2 million for the three months ended December 31, 2007 compared to $3.5 million for the three months ended December 31, 2006.  The effective tax rate of the provision for income taxes was 30.7% for the three months ended December 31, 2007, compared to 28.3% for the three months ended December 31, 2006.

Net Income: As a result of the items discussed above, net income increased $0.6 million to $9.5 million for the three months ended December 31, 2007 compared to $8.9 million for the three months ended December 31, 2006.  Net income as a percentage of sales was 2.9% and 3.0% for three months ended December 31, 2007 and 2006, respectively.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Net Sales: Net sales increased $82.1 million, or 9.9%, to $908.9 million for the nine months ended December 31, 2007 compared to $826.8 million for the nine months ended December 31, 2006.  Retail sales increased $80.7 million, or 10.1%, to $878.1 million for the nine months ended December 31, 2007 compared to $797.4 million for the nine months ended December 31, 2006.  The full year effect of 19 stores opened in fiscal 2007 increased sales by $31.8 million for the nine months ended December 31, 2007 and the effect of 11 new stores opened in the first nine months of fiscal 2008 increased retail sales by $12.9 million.  In addition, same-store-sales were up 4.6% for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to a 3.3% increase in transaction counts, as well as a 1.3% increase in average ticket size to $9.46 from $9.34, primarily driven by increased grocery products such as produce, frozen foods and deli.  Bargain Wholesale net sales increased $1.4 million, or 4.6%, to $30.8 million for the nine months ended December 31, 2007 compared to $29.4 million for the nine months ended December 31, 2006, primarily due to new customer sales.

Gross Profit: Gross profit increased $29.7 million, or 9.2%, to $352.7 million for the nine months ended December 31, 2007 compared to $323.0 million for the nine months ended December 31, 2006.  As a percentage of net sales, overall gross margin decreased to 38.8% for the nine months ended December 31, 2007 compared to 39.1% for the nine months ended December 31, 2006. As a percentage of retail sales, retail gross margin decreased to 39.4% for the nine months ended December 31, 2007 compared to 39.8% for the nine months ended December 31, 2006.  The decrease in gross profit margin was partially due to an increase in spoilage/shrink to 3.3% of retail sales in the nine months ended December 31, 2007 from 3.1% of retail sales in the nine months ended December 31, 2006, primarily due to a shift in sales mix to grocery items which have a higher spoilage rate.  In addition, the decrease in gross profit margin was also due to a reduction in excess and obsolete inventory reserves related to retail sales during the nine months ended December 31, 2006 of 0.6%.  These items were partially offset by a decrease in cost of products sold to 57.0% for the nine months ended December 31, 2007 compared to 57.6% for the nine months ended December 31, 2006, due to product cost changes, as well as changes in pricing strategy that were implemented during the three months ended December 31, 2007.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.  Bargain Wholesale gross margin increased to 21.2% for the nine months ended December 31, 2007 compared to 19.9% for the nine months ended December 31, 2006, primarily due to price increases and product mix changes.

Operating Expenses:  Operating expenses increased by $35.7 million, or 12.3%, to $325.0 million for the nine months ended December 31, 2007 compared to $289.3 million for the nine months ended December 31, 2006.  As a percentage of net sales, operating expenses increased to 35.8% for the nine months ended December 31, 2007 from 35.0% for the nine months ended December 31, 2006. Of the 80 basis points increase in operating expenses as a percentage of sales, retail operating expenses increased by 8 basis points, distribution and transportation costs increased by 73 basis points, and corporate expenses decreased by 13 basis points.  The remaining 12 basis points basis points increase was primarily related to a one time gain as a result of an eminent domain action in the nine months ended December 31, 2006.

 Retail operating expenses increased as a percentage of sales by 8 basis points to 25.0% of net sales, increasing by $21.2 million between the nine months ended December 31, 2007 and 2006, primarily as a result of an increase in retail store labor and related costs of $14.1 million associated with the full year effect of 19 new stores opened in fiscal year 2007, the impact of the minimum wage increase and the opening of 11 new stores in fiscal 2008.  The remaining increases in retail operating expenses include utilities, rent, supplies and other store operating expenses.  Finally, retail operating expenses for the nine months ended December 31, 2007 also included an asset impairment charge of $0.5 million relating to one underperforming store in Texas.

Distribution and transportation costs increased as a percentage of sales by 73 basis points to 5.9% of net sales, increasing by $10.9 million for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.  This increase was primarily due to $4.8 million in increased distribution labor costs to operate the warehouses primarily due to increased labor, including contract hourly labor, to service the increased sales volume, the impact of minimum wage increases and handling increased inventory levels, and $3.6 million in increased delivery costs primarily due to additional store locations, increased perishable product sales, and higher fuel costs.

Corporate operating expenses decreased as a percentage of sales by 13 basis points to 4.6% of net sales, increasing $2.7 million between the nine months ended December 31, 2007 and 2006 primarily due to higher salaries, benefits and legal costs, which were partially offset by lower consulting and professional fees.

The prior year operating expenses were offset by a $0.7 million gain in consideration for a forced store closure due to a local government eminent domain action.  The remaining change of $0.2 million was made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 0.6%, to $24.8 million for the nine months ended December 31, 2007 compared to $24.6 million for the nine months ended December 31, 2006 as a result of 11 new stores opened through December 31, 2007, the full year effect of 19 new stores opened in fiscal 2007, and additions to existing stores and distribution centers.  Depreciation as a percentage of sales decreased to 2.7% from 3.0%, primarily due to sales improvements.

Operating Income: Operating income was $3.0 million for the nine months ended December 31, 2007 compared to operating income of $9.1 million for the nine months ended December 31, 2006 due to operating expense increases that more than offset increases in gross profit as a result of higher sales.  Operating income as a percentage of net sales decreased to 0.3% for the nine months ended December 31, 2007 from 1.1% for the nine months ended December 31, 2006.

Other Income, net: Other income decreased $0.2 million to $5.4 million for the nine months ended December 31, 2007 compared to $5.6 million for the nine months ended December 31, 2006.  The decrease was primarily due to lower interest income which decreased to $5.6 million for the nine months ended December 31, 2007 from $6.0 million for the nine months ended December 31, 2006, due to lower investment balances. The decrease was partially offset by higher gains on sales of marketable securities.

Provision for Income Taxes: The provision for income taxes was $1.1 million for the nine months ended December 31, 2007 compared to $3.8 million for the nine months ended December 31, 2006.  The effective rate of the provision for income taxes was approximately 28.5% (excluding the discrete tax benefit described below) and 28.3% for the nine months ended December 31, 2007 and 2006, respectively.  Additionally, for the nine months ended December 31, 2007, the Company recorded a discrete tax benefit of approximately $1.4 million related to a change in the Texas net operating loss carry forward rules, compared to a discrete tax benefit recorded for the nine months ended December 31, 2006 related to prior year tax credits of approximately $0.3 million.

Net Income: As a result of the items discussed above, net income decreased $3.5 million, to $7.3 million for the nine months ended December 31, 2007 compared to net income of $10.8 million for the nine months ended December 31, 2006.  Net income as a percentage of sales was 0.8% and 1.3% for nine months ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash provided by operations during the nine months ended December 31, 2007 and 2006 was $26.8 million and $24.1 million, respectively, consisting primarily of $36.3 million and $39.6 million, respectively, of net income adjusted for non-cash items.  During the nine months ended December 31, 2007, the Company used cash of $12.4 million in working capital and provided cash of $2.9 million in other activities. During the nine months ended December 31, 2006, the Company used cash of $14.7 million in working capital and $0.8 million in other activities.  Net cash used by working capital activities for the nine months ended December 31, 2007 primarily reflects the increase in inventories and income taxes receivable.  The increase in inventories was primarily due to the increase in sales and number of stores. These uses of working capital were partially offset by decreases in accounts receivable and increases in accrued expenses.  Net cash used by working capital activities for the nine months ended December 31, 2006 primarily reflects the increase in inventories, decreases in accounts payable and workers’ compensation liability partially offset by the increase in accounts receivable, income taxes receivable and accrued expenses.

Net cash used in investing activities during the nine months ended December 31, 2007 and 2006, was $26.8 million and $22.8 million, respectively.  In the nine months ended December 31, 2007 and 2006, the Company used $34.6 million and $29.9 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $242.7 million and received proceeds of $250.5 million from the sale and maturities of investments during the nine months ended December 31, 2007.  The Company purchased $99.9 million and received proceeds of $106.9 million from the sale and maturities of investments during the nine months ended December 31, 2006.

Net cash provided by financing activities during the nine months ended December 31, 2007 was $0.9 million compared to $3.0 million for the nine months ended December 31, 2006.  In the nine months ended December 31, 2007 and 2006 the Company received $0.8 million and $1.3 million, respectively, from the exercise of non-qualified stock options.  In addition, the Company received proceeds of a construction loan of $1.1 million incurred in its La Quinta consolidated development entity during the nine months ended December 31, 2006.

The Company estimates that total capital expenditures in fiscal year 2008 will be approximately $55.9 million and will relate principally to property acquisitions of approximately $18.7 million, $27.7 million for leasehold improvements, fixtures and equipment for new store openings, and $9.5 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 10-K report for the year ended March 31, 2007.  During the first nine months of fiscal 2008, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2024. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the three months ended December 31, 2007 and 2006 was $13.7 million and $12.0 million, respectively.  Rental expense charged to operations for the nine months ended December 31, 2007 and 2006 was $39.9 million and $36.1 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”). As of December 31, 2007, this entity had $9.1 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million.  As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of December 31, 2007 and March 31, 2007.  In January 2008, the Company received a buy-sell offer from the minority partner in the La Quinta Partnership.  See Note 11 to Consolidated Financial Statements.

The Company had an interest in two partnerships which the Company consolidated at March 31, 2007 and December 31, 2007 in accordance with FIN 46(R) , “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements.” The assets of the partnerships consisted of real estate with a carrying value of approximately $2.7 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at March 31, 2007 and December 31, 2007 is a reclassification of approximately $2.7 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Christmas, Halloween and Easter seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the quarter ended December 31. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

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

The Company adopted the provisions of FIN 48 on April 1, 2007, and had no material adjustments to its liabilities for unrecognized income tax benefits in connection with this adoption. As of March 31, 2007 and the adoption date, the Company had $567,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, approximately $214,000 of accrued interest was recorded related to uncertain tax positions.  Additionally, tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.  The FASB provided for a one-year deferral of the implementation of this standard for other nonfinancial assets and liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008.  The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At December 31, 2007, the Company had $131.5 million in securities maturing at various dates through October 2047, with approximately 88% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At December 31, 2007, the fair value of investments approximated the carrying value.  Based on the investments outstanding at December 31, 2007, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.2 million or 0.2%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weaknesses surrounding the Company’s inventory accounts and fixed asset/construction-in-progress accounts, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2007, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2008, the Company made changes in its internal control over financial reporting in the area of its fixed assets and construction-in-progress accounts that are reasonably likely to materially affect its internal control over financial reporting, as described below.

Fixed Assets and Construction-in-progress

(i)	The Company reconciled its fixed assets sub-ledgers to its general ledger on a timely basis.
(ii)	The Company reconciled its construction-in-progress accounts on a timely basis to mitigate any material errors.
(iii)
The Company improved the recently implemented detailed management review controls of its construction-in-progress accounts, including the transfer of fixed assets in use from construction-in-progress to the fixed assets sub-ledgers to mitigate any material errors.

During the third quarter of fiscal 2008, the Company did not make any change in its internal control over financial reporting in the area of inventory accounts that are reasonably likely to materially affect its internal control over financial reporting.

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

In November 2007, the Company and both Plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys fees).  On November 30, 2007, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice period is currently under way.  Because of the claims-made aspect of the settlement, it is likely that a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  The Company continues to maintain a reserve of $1.5 million for potential liability in these cases.

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

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 31, 2007, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.2	Amended and Restated Bylaws of the Registrant.
10.4	1996 Stock Option Plan, as Amended.
10.5
99¢ Only Stores 1996 Stock Option Plan: Performance Stock Unit Award – Fiscal 2008 to 2012 (incorporated by reference to Exhibit 99.1 from the Company Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2008).

10.6
99¢ Only Stores 1996:  Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 from the Company Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2008).

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

99¢ ONLY STORES
Date: February 11, 2008	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer