Form 10-K
period 2008-03-29
99 CENTS ONLY STORES
filed 2008-06-11
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 28, 2007 was $482, 393,947 based on a $10.27 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 70,060,491 Shares as of May 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”), its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” sections. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this annual report on Form 10-K and other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K.

EXPLANATORY NOTE REGARDING CHANGE IN FISCAL YEAR

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company will now follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s 2008 fiscal year began on April 1, 2007 and ended March 29, 2008. The Company’s 2009 fiscal year began on March 30, 2008 and will end on March 28, 2009. Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of, or for the year ended, March 31, 2006. References to “fiscal 2007” refer to the period from April 1, 2006 to March 31, 2007 and “fiscal 2008” refers to the period from April 1, 2007 to March 29, 2008, and so forth.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products selling at 99¢ or less.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.  As of March 29, 2008, the Company operated 265 retail stores with 186 in California, 46 in Texas, 22 in Arizona, and 11 in Nevada. These stores averaged approximately 21,722 gross square feet. In fiscal 2008, the Company’s stores open for the full year generated average net sales per estimated saleable square foot of $263, which the Company believes is among the highest in the extreme value retail industry, and average net sales per store of $4.5 million, which the Company believes is the highest among all dollar store chains. In fiscal 2008, 210 non-Texas stores open for the full year averaged net sales of $4.9 million per store and $291 per estimated saleable square foot and the 39 Texas stores open for the full year averaged net sales of $2.6 million per store and $128 per estimated saleable square foot. The Company entered the Texas market in June 2003.

The Company competes in the extreme value retail industry, also known as the deep discount industry, which it believes is one of the fastest growing retail sectors in the United States. The Company opened its first 99¢ Only Store in 1982 and believes that it operates the nation’s oldest existing general merchandise chain where no item is sold for more than 99¢.  For fiscal 2008, the Company expanded its store base, opening 16 stores and closing two Texas stores.  Of these newly opened stores, nine stores are located in California and seven in Texas.  In fiscal 2009, the Company plans to open approximately 19 new stores with about 13 expected to be in California, 2-3 in Texas, and 2-3 in Arizona and one in Nevada.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses and sometimes at prices higher than 99¢.  Bargain Wholesale represented 3.4% of the Company’s total sales in fiscal 2008.  Further information on the Company’s two business segments, retail operations and wholesale distribution, is provided below in Item 8.  Financial Statements and Supplementary Data.

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

The Company also sells wholesale merchandise, which is generally obtained through the same or shared purchases of the retail operations, through its Bargain Wholesale division.  The Company maintains showrooms at its main distribution facility in California and at the Company’s distribution facility outside Houston, Texas. Additionally, the Company has a showroom located in Chicago. Advertising of wholesale merchandise is conducted primarily at trade shows and by catalog mailings to past and potential customers. Wholesale customers include a wide and varied range of major retailers, as well as smaller retailers, distributors, and wholesalers.

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

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99¢ or less. During fiscal 2008, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment. The Company carries name-brand merchandise, off-brands and its own private-label items. The Company believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.  The Company’s total retail sales by product category for fiscal years 2008, 2007 and 2006 are set forth below:

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006
Product Category:
Food and grocery	52%	51%	48%
Household and housewares	15%	15%	16%
Health and beauty care	9%	9%	9%
Hardware	3%	5%	6%
Stationery and party	5%	5%	5%
Seasonal	4%	4%	3%
Other	12%	11%	13%
	100%	100%	100%

Fun Treasure-Hunt Shopping Experience. The Company’s practices of buying closeouts and other opportunistic purchases and selling them for 99¢ or less, typically dramatically below retail prices, helps to create a sense of fun and excitement.  The constantly changing selection of these special extreme values, often in limited quantities, helps to create a sense of urgency when shopping and increase shopping frequency, while generating customer goodwill, loyalty and awareness via word-of-mouth.

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

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of March 29, 2008, the Company’s 265 existing 99¢ Only Stores averaged approximately 21,722 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store.

Growth Strategy

The Company’s long-term growth plan is to become a premier nationwide extreme value retailer. Management believes that shorter term growth, as of the date of this report, will primarily result from new store openings in its existing markets that include California, Texas, Arizona and Nevada.

Growth in Existing Markets. By continuing to develop new stores in its current markets, the Company believes it can leverage its brand awareness in these regions and take advantage of its existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies.  This focus on growth through existing distribution facilities will help management to focus on implementing scaleable systems.  The Company will not expand substantially in Texas unless it confirms the viability of its business model in the Texas market.

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

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, generally at a significant discount from standard retail prices. All merchandise sold in the Company’s 99¢ Only Stores sells for 99¢ per item, two or more items for 99¢ and items priced from 9¢ up to 99¢, as long as the price ends in a 9.

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square foot):

	Years Ended
	March 29, 2008		March 31, 2007		March 31, 2006		December 31, 2004		December 31, 2003
Net retail sales	$1,158,856		$1,064,518		$984,293		$929,896		$816,348
Annual net sales growth rate	8.9%		8.2%		5.8%		13.9%		22.9%
Store count at beginning of year	251		232		219	(d)	189		151
New stores	16		19		15		33		38
Stores closed	2	(a)	—		2	(e)	3	(h)	—
Total store count at year-end	265		251		232		219		189
Average net sales per store open the full years(f)	$4,547	(b)	$4,421	(c)	$4,347	(g)	$4,603	(i)	$4,957
Estimated store saleable square foot	4,521,091		4,337,974		4,040,096		3,796,153		3,190,528
Average net sales per estimated saleable square foot(f)	$263	(b)	$254	(c)	$250	(g)	$270	(i)	$308
Change in comparable net sales(j)	4.0%		2.4%		0.3%		(1.8)%		4.5%

(a) Two underperforming stores closed in Houston, Texas due to lease expiration.

(b) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store for 12 months ended March 29, 2008 and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(c) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for 12 months ended March 31, 2007 and average sales per saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(d) Store count includes store activity from January 1, 2005 through March 31, 2006 due to the change in fiscal year. The Company operated 223 stores as of March 31, 2005.

(e) One store closed due to relocation and one due to an eminent domain action for the construction of a light railway project.

(f) For stores open for the entire fiscal year.

(g) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for 12 months ended March 31, 2006 and average sales per estimated saleable square foot of $111. All non-Texas stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

(h) Two smaller stores closed due to the presence of larger nearby 99¢ Only Stores and one store closed due to eminent domain for the construction of a new public school.

(i) Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store in 2004 and average sales per estimated saleable square foot of $101. All non-Texas stores open for the full year had average sales of $4.8 million per store and $293 of average sales per estimated saleable square foot.

(j) Change in comparable store net sales compares net sales for all stores open at least 15 months.

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

Approximately half of the merchandise purchased by the Company is available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently change, depending upon the availability of closeout and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy for its stores, which first opened in 1982, the Company has been able to obtain sufficient name-brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that the frequent changes in specific name-brands and products found in its stores from one week to the next, encourage impulse and larger volume purchases, result in customers shopping more frequently, and help to create a sense of urgency, fun and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific value-priced items that may be purchased by a single transaction.

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

Store Size, Layout and Locations. The Company strives to provide stores that are attractively merchandised, brightly lit, well-maintained, “destination” locations. The layout of each of the Company’s stores is customized to the configuration of the individual location. The interior of each store is designed to reflect a generally uniform format, featuring attractively displayed products in windows, consistent merchandise display techniques, bright lighting, lower shelving height that allows visibility throughout the store, customized check-out counters and a distinctive color scheme on its interior and exterior signage, price tags, baskets and shopping bags. The Company emphasizes a strong visual presentation in all key traffic areas of each store. Merchandising displays are maintained throughout the day, changed frequently, and often incorporate seasonal themes. The Company believes that the frequently changing value priced name-brands, convenient and inviting layout, and the lower shelving height, help encourage the typical customer to shop more of the whole store.

Advertising. Advertising expenditures were $5.4 million, $5.0 million and $4.4 million or 0.5%, 0.5% and 0.4% of net retail sales for fiscal 2008, 2007 and 2006, respectively.  The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the sale of nine iPods and other high value items for only 99¢ each, grand openings often attract long lines of customers and receive media coverage.

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

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5% of the Company’s total purchases in fiscal 2008. During fiscal 2008, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2008 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buying decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

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

The Company utilizes and develops private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also imports merchandise, especially in product categories such as kitchen items, housewares, toys, seasonal products, pet-care and hardware which the Company believes are not brand sensitive to consumers.

Warehousing and Distribution

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and with flexibility. The Company’s distribution centers are strategically located to enable quick turnaround of time-sensitive product as well as to provide long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items. The large majority of the merchandise sold by the Company is received, processed for retail sale if necessary, and then distributed to the retail locations from Company-operated warehouse and distribution facilities.

The Company utilizes its internal fleet, outside carriers, and contracted or owner-operated trucks for both outbound shipping and a backhaul program.  The Company also receives merchandise shipped by rail to its Commerce, California distribution center which has a railroad spur on the property. Historically, the Company primarily used common carriers or owner-operators to deliver to stores outside of Southern California including its stores in Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution centers will be able to support its anticipated growth throughout fiscal 2009. However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs or to support maximum sales levels at peak seasons for perishable products, that an opportunistic purchase may not temporarily pressure warehouse capacity, or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for timely shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

During fiscal 2008, the Company continued to make significant investments in a variety of infrastructure and process areas. These improvements included upgrades to its data center, networking infrastructure, and Wide Area Network (“WAN”) intended to improve security and reliability of processing.

Also during this timeframe, the Company implemented Aspect’s Elite exception- based loss prevention system to help reduce theft and shrink at the store level.  Aspect is an exception-based software program specifically designed for loss prevention and can also be used for investigations related to POS transactions.  The software package helps loss prevention detect anomalies through the POS system for transactions such as line voids, post voids, transaction voids, employee purchases, gift card fraud, etc.  The Company also implemented Business Objects’ Financial Planning and Analysis (FP&A) tool.  The FP&A tool has increased the accuracy and flexibility of our planning and analysis functions by allowing a more detailed level  forecast and the ability for timely reporting on variances to plan.

The Company currently operates financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites on an SQL database running on a Windows operating system. Various upgrades and deployments of new functionality are in progress using the Lawson system, primarily intended to streamline financial data gathering and reporting.

The Company also operates an in-house developed proprietary IBM UNIX-based inventory control system. The Company uses an in-house developed proprietary store ordering system, which utilizes radio frequency hand-held scanning devices in each store. This system is processed using a back office personal computer system at each store.

During fiscal 2008 the Company continued its work on migrating to a new Core Merchandising System (CMS) and Warehouse Management System (WMS).  During the design phases of these projects it became apparent that in order to migrate to and receive the benefit from these systems it would be necessary to change processes and data structures using modifications to our proprietary systems before the implementation of the CMS and WMS.  The Company has made considerable progress in the data remediation phase and will continue this phase through fiscal 2009.

The Company utilizes an in-house developed proprietary Point of Sale (“POS’’) barcode scanning system to record and process retail sales in each of its stores and in-house developed electronic polling to collect sales data for analysis, reporting and processing.

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

Employees

At March 29, 2008, the Company had approximately 11,700 employees including 10,500 in its retail operations, 800 in its warehousing and distribution operations, 350 in its corporate offices and 30 in its Bargain Wholesale division. The Company considers relations with its employees to be good. The Company offers certain benefits to benefit-eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan with Company match and a deferred compensation plan for certain key management employees of the Company.

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

Environmental Matters

In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault.  In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale.  The Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, concerning its owned or leased real estate, which could cause the Company to incur costs in the future related to its owned properties, leased properties, storage tanks, or other business properties and/or activities.

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

Item 1A. Risk Factors

Inflation may affect the Company’s ability to sell merchandise at the 99¢ price point

The Company’s ability to provide quality merchandise for profitable resale within the 99¢ price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its 99¢ price point, which could have a material adverse effect on its business and results of operations. However, the Company can pass price increases on to customers to a degree, such as by selling smaller units for the same price and by selling fewer units for $0.99 or at higher price points below $0.99 ending in a 9 in the case of items sold at two or more for $0.99.  In certain circumstances, the Company has dropped and may continue to drop some items from its offerings due to vendor wholesale price increases or availability, which may adversely affect sales.   See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends in part on its ability to successfully open and operate new stores outside of its core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets that the Company operates in, upgrade its financial and management information systems and controls, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control or are difficult to manage. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, differentiate itself and obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, availability of locally sourced as well as intra-Company distribution of merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, local regulations, and the level of initial advertising, influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a portion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could produce a further decrease in overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores opened in existing and in new markets have in the past and may in the future be less profitable than existing stores in the Company’s core Southern California market and/or may reduce retail sales of existing stores, negatively affecting comparable store sales.  As the Company expands beyond its base in the Southwestern United States, differences in the available labor pool and potential customers could adversely impact the Company.

The Company’s operations are concentrated in California; natural disaster and similar risks in its markets

As of March 29, 2008, all but 79 of the Company’s 265 stores were located in California (with 46 stores in Texas, 22 stores in Arizona and 11 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in its other current states. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. If retail spending declines due to an economic slow-down or recession in California, the Company’s operations and profitability may be negatively impacted. California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities, such as newly enacted recycling laws and limitations on bags that may be used, can further pressure margins.

In addition, the Company historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires, floods, tornados, hurricanes, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s properties. Furthermore, although the Company maintains standard property and business interruption insurance, the Company does not maintain earthquake insurance on its facilities and business or insure other risks which are not normally insured such as acts of war.  In addition, because of the closeout nature of many of the Company’s products, a loss of inventory due to such a disaster would likely take the Company longer to remediate than if the Company only relied upon re-orderable merchandise.

The Company is evaluating strategic alternatives for its Texas market and could be impacted by a decrease in revenue and restructuring costs

The Company will not expand substantially in Texas unless it confirms the viability of its business model in the Texas market.  The Company has experienced substantially lower sales per store and sales per estimated saleable square foot in Texas stores in comparison to its non-Texas stores.  While the annual average sales per Texas store has grown from approximately $2.2 million in calendar 2004 to approximately $2.6 million in fiscal 2008, there can be no guarantee that the Company will achieve an acceptable level of profitability in its Texas market.  The Company is currently evaluating strategic alternatives for its Texas market. To date, the Company’s Texas performance has not been acceptable and if a sufficient profitable business model is not achieved, the Company could be impacted by a decrease in revenue and restructuring costs.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipments are organized and well managed. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains. The very nature of the Company’s closeout business makes it uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases.  Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. The Company is also in the process of evaluating new warehouse distribution and merchandising systems and has experienced problems with the warehousing, distribution and merchandising systems being replaced. A fire, earthquake, or other disaster at the Company’s warehouses could also hurt the Company’s business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt the Company’s receiving, processing, and shipment of merchandise.

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

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores.  This can also result in shrink due to spoilage if merchandise cannot be sold in anticipated timeframes.  The Company’s short-term and long-term store and warehouse inventory approximated $140.3 million and $155.8 million at March 29, 2008 and March 31, 2007, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

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

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise within the 99¢ price point could be hindered by certain economic factors beyond its control, including but not limited to:

-	inflation and increases in the rate of inflation, both in the United States as well as in other countries in which the products it sells are manufactured or from which parts and materials are sourced;
-	increases in prices from our merchandise, supply and service vendors;
-	increases in employee health and other benefit costs;
-	increases in minimum and prevailing wage levels, as well as “living wage” pressures;
-	increases in government regulatory compliance costs;
-	decreases in consumer confidence levels;
-	increases in transportation and fuel costs, which affect both the Company, as it ships over longer distances, and its customers and suppliers;
-	increases in unionization efforts, including campaigns at the store and warehouse levels;
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

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. However, some of the Company’s inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	uncertainty in dealing with foreign vendors and countries where the rule of law is less established;
-	risk of loss due to overseas transportation;
-	import and customs review can delay delivery of product as could labor disruptions at ports;
-	changes in import and export regulations, including “trade wars” and retaliatory responses;
-	changes in tariff, import duties and freight rates;
-	testing and compliance;

The United States and other countries have at times proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could result in increases in the cost of and/or reduction in the availability of certain merchandise and could adversely affect the Company’s ability to purchase such merchandise.

The Company has identified a material weakness in internal control over financial reporting

The Company reported an adverse opinion on the effectiveness of its internal control over financial reporting as of March 29, 2008 because of a material weakness identified in management’s assessment of the effectiveness of its internal controls related to inventory accounting as of that date. This material weakness, if not remediated, could create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof.  A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis.  Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are no less favorable than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if terms were negotiated that were acceptable to the Company, it cannot be certain that such terms would meet the standard required for approval by the independent directors. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect the Company’s net sales and operating results.

The Company relies heavily on its executive management team

The Company relies heavily on the continued service of its executive management team.  With the exception of Robert Kautz, the Company’s Executive Vice President and Chief Financial Officer, the Company has not entered into employment agreements with any of its executive officers.   Also, the Company does not maintain key person life insurance on any of its officers.   The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or sufficiently retain the necessary number of qualified candidates.

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and operating income have occurred during the quarter ended December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2008 and 2007, the Company generated approximately 27.1% and 27.3%, respectively of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

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

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by the Company through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Certain of these purchases must be consummated on very short notice.  The closeout nature of certain of these products may limit the Company’s opportunity to more fully investigate all aspects of these products. The Company attempts to procure product insurance from its vendors and to be listed as an additional insured for certain products and/or by certain product vendors, but cannot always successfully negotiate this term.  This could result in future losses on product liability, labeling, environmental, or other claims.  For example, the Environmental Protection Agency, Consumer Product Safety Commission, and California Air Resources Board are investigating the Company’s sale of products they assert to be in violation of the rules they enforce, which may result in future action by the agencies, such as the imposition of actions, fines, or penalties against the Company.

The Company faces risks related to protection of customers’ credit card data

In connection with credit card sales, the Company transmits confidential credit card information.  Third parties may have the technology or know-how to breach the security of this customer information, and the Company’s security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information.  Any security breach could expose the Company to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future, the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the main Southern California warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, but the Company cannot be assured that its policies and training are comprehensive and/or are consistently followed, and the Company is still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if its policies are consistently followed.

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of March 29, 2008, an aggregate of 23,276,601, or 33.1%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate widely

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:

-	the depth of the market for common stock;
-	changes in expectations of future financial performance, including financial estimates by securities analysts;
-	variations in operating results;
-	conditions or trends in the industry or industries of any significant vendors or other stakeholders;
-	the conditions of the market generally or the extreme value or retail industries;
-	additions or departures of key personnel;
-	future sales of common stock by the Company, its officers and the principal shareholders;
-	government regulation affecting the business;
-	increased competition;
-	increases in minimum wages;
-	workers’ compensation costs and new laws and regulations;
-	the Company’s ability to control shrink;
-	consolidation of consumer product companies;
-	municipal regulation of “dollar” stores;
-	future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-	other risk factors as disclosed herein.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 29, 2008, the Company owned 44 stores and leased 221 of its 265 store locations. Additionally, as of March 29, 2008, the Company owned four parcels of land for potential store sites. The Company had an interest in three variable interest entities, in which it leases stores.  See Part II, Item 7, “Variable Interest Entities.”  The Company also has an undivided 50% interest in another property which includes a leased store site.

The Company’s leases generally provide for a fixed minimum rental, and some leases require additional rental based on a percentage of sales once a minimum sales level has been reached. Management believes that the Company’s stable operating history, excellent credit record, and ability to generate substantial customer traffic give the Company leverage when negotiating lease terms. Certain leases include cash reimbursements from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates, of which 11 stores are leased on a month to month basis.  The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases, and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are not less favorable to the Company than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company reaches agreement on such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it would be forced to relocate or close the leased store.

The following table sets forth, as of March 29, 2008, information relating to the calendar year expiration dates of the Company’s current stores leases:

Expiring 2008	Expiring 2009-2011	Expiring 2012-2014	Expiring 2015 and beyond
18(a)	92	63	48

(a)	Includes 13 stores leased on a month-to-month basis.

The large majority of the Company’s store leases were entered into with multiple renewal options of typically five years per option. Historically, the Company has exercised the large majority of the lease renewal options as they arise, and anticipates continuing to do so for the majority of leases for the foreseeable future.  The number of stores expiring with no additional options for renewal are set forth below:

Expiring Without Renewal Options 2008	Expiring Without Renewal Options 2009-2011	Expiring Without Renewal Options 2012-2014	Expiring Without Renewal Options 2015 and beyond
13(a)	2	6	200

(a)	Includes 13 stores leased on a month-to-month basis.

The Company owns its main warehouse, distribution and executive office facility, located in the City of Commerce, California.  The Company purchased an additional warehouse storage space nearly adjacent to its main distribution facility for $9.7 million in July 2005.

The Company owns a warehouse/distribution center in the Houston area to service its Texas operation. See “Growth Strategy - Expansion in Texas.”

The Company also owns a cold storage warehouse/distribution center and leases from time to time additional warehouse facilities located near the City of Commerce, California.

The Company also owns a warehouse in Eagan, Minnesota.  The Company commenced marketing this warehouse for sale during the fourth quarter of fiscal 2008, and it is reflected in assets held for sale in the Company’s consolidated balance sheets.  The Company anticipates selling the warehouse in excess of the book value.  No assurance can be given as to when and for how much the warehouse will be sold.

Item 3. Legal Proceedings

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court).  On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, penalties, attorney fees and injunctive relief.  The Company responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions were coordinated in Ventura County Superior Court.

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  On November 30, 2007, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice and claims process is now complete, and the parties have filed a motion for final approval of the settlement.  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, if the settlement is approved in its current form, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company reduced its previous reserve for potential liability in these cases of $1.5 million as of March 31, 2007 to $1.1 million as of March 29, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “NDN.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of the common stock as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal Year ended March 29, 2008:
First Quarter	$15.31	$12.44
Second Quarter	14.77	9.73
Third Quarter	12.23	7.19
Fourth Quarter	10.96	6.23

Fiscal Year ended March 31, 2007:
First Quarter	$13.32	$10.00
Second Quarter	12.92	10.04
Third Quarter	12.71	10.70
Fourth Quarter	16.13	12.22

As of May 29, 2008, the Company had 396 shareholders of record and approximately 14,600 beneficial holders of its common stock.

The Company has never paid any cash dividends with respect to its Common Stock since it became a public Company in 1996. The Company presently intends to retain future earnings to finance continued system improvements, store development, and other expansion and therefore does not anticipate the payment of any cash dividends for the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors, which the Board of Directors considers appropriate.

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 976,000 are available as of March 29, 2008 for future option grants. Awards may be granted to officers, employees, non-employee directors and consultants. All grants are made at fair market value at the date of grant, either based on the closing price of our stock on the date of grant or, in the case of grants to members of the Board of Directors, based on a formula set forth in the plan. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period.  Stock options typically expire ten years from the date of grant.  In January 2008, the Compensation Committee approved a long-term incentive program under its existing plan.  The program included the awarding of both stock options and newly adopted performance stock units to members of management and other key employees as a long-term, stock-based pay for performance award designed to focus the Company’s management on achieving improved operating results and delivering value to shareholders.  Prior to April 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2004 and the three months ended March 31, 2005.  The Company recognized $0.2 million in option related compensation expense during fiscal 2006.  In fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  In fiscal 2008 and 2007 the Company recognized $4.2 million and $5.2 million, respectively, in option related compensation expense (see Note 7 to Consolidated Financial Statements for detailed discussion).  The plan will expire in 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 29, 2008 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,098,000	(1)	$16.01	976,000
Equity compensation plans not approved by security holders	—		—	—
Total	8,098,000		$16.01	976,000

(1) This amount includes 1,627,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units to be issued, if any, depends on the Company’s financial performance over a period of time. Performance shares do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of the Company’s common stock during the period from December 31, 2002 to March 29, 2008, compared with the cumulative returns of the S&P Mid Cap 400 Index and the Russell 2000 Index.  The comparison assumes $100 was invested on December 31, 2002  in the common stock and in each of the foregoing indices shown. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006	December 31, 2004	December 31, 2003
	(Amounts in thousands, except per share and operating data)
Statements of Income Data (a):
Net Sales:
99¢ Only Stores	$1,158,856	$1,064,518	$984,293	$929,896	$816,348
Bargain Wholesale	40,518	40,178	39,296	42,277	46,112
Total sales	1,199,374	1,104,696	1,023,589	972,173	862,460

Cost of sales (excluding depreciation and amortization expense as shown separately below)	738,499	672,101	640,140	592,575	516,686
Gross profit	460,875	432,595	383,449	379,598	345,774

Selling, general and administrative expense:
Operating expenses	433,940	393,351	340,371	312,263	235,428
Depreciation and amortization	33,321	32,675	31,424	28,246	19,391
Total operating expenses	467,261	426,026	371,795	340,509	254,819
Operating income (loss)	(6,386)	6,569	11,654	39,089	90,955

Other (income), net	(6,674)	(7,432)	(5,084)	(3,263)	(4,457)
Income before provision for income taxes	288	14,001	16,738	42,352	95,412
Provision (benefit) for income taxes	(2,605)	4,239	5,316	14,521	36,710
Net income	$2,893	$9,762	$11,422	$27,831	$58,702
Earnings per common shares:
Basic	$0.04	$0.14	$0.16	$0.39	$0.82
Diluted	$0.04	$0.14	$0.16	$0.39	$0.81
Weighted average number of common shares outstanding:
Basic	70,044	69,862	69,553	70,627	71,348
Diluted	70,117	70,017	69,737	71,016	72,412
Company Operating Data:
Sales Growth:
99¢ Only Stores	8.9%	8.2%	5.8%	13.9%	22.9%
Bargain Wholesale	0.8%	2.2%	(7.1)%	(8.3)%	(7.7)%
Total sales	8.6%	7.9%	5.3%	12.7%	20.8%

Gross margin	38.4%	39.2%	37.5%	39.0%	40.1%
Operating margin	(0.5)%	0.6%	1.1%	4.0%	10.6%
Net income	0.2%	0.9%	1.1%	2.9%	6.8%

	March 29, 2008		March 31, 2007		March 31, 2006		December 31, 2004		December 31, 2003
	(Amounts in thousands, except per share and operating data)
Retail Operating Data (b):
99¢ Only Stores at end of period	265		251		232		219		189
Change in comparable stores net sales(c)	4.0%		2.4%		0.3%		(1.8)%		4.5%
Average net sales per store open the full year	$4,547		$4,421		$4,347		$4,603		$4,957
Average net sales per estimated saleable square foot(d)	$263	(e)	$254	(f)	$250	(g)	$270	(h)	$308
Estimated saleable square footage at year end	4,521,091		4,337,974		4,040,096		3,796,153		3,190,528

Balance Sheet Data:
Working capital	$170,581		$209,890		$201,475		$184,778		$217,825
Total assets	$649,410		$643,135		$628,708		$600,204		$563,714
Capital lease obligation, including current portion	$643		$699		$774		$811		$1,593
Long-term debt, including current portion	$7,319		$7,299		$6,174		$—		$—
Total shareholders' equity	$526,491		$519,227		$501,526		$488,284		$496,954

(a)	The financial statements were audited by BDO Seidman, LLP, the Company’s external auditor for fiscal 2008, 2007, and 2006, by Deloitte & Touche LLP for 2004, and by PricewaterhouseCoopers for 2003.
(b)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(c)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(d)	Computed based upon estimated total saleable square footage of stores open for the entire period.
(e)
Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store for 12 months ended March 29, 2008 and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(f)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for fiscal 2007 and average sales per estimated saleable square foot of $120. All other stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(g)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for fiscal 2006 and average sales per estimated saleable square foot of $111. All other stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

(h)
Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store for 2004 and average sales per estimated saleable square foot of $101.  All other stores open for the full year had average sales of $4.8 million per store and $293 of average sales per estimated saleable square foot.

The following table sets forth selected financial data for the transition three months ended March 31, 2005 and comparable three month period ended March 31, 2004 (amounts in thousands, except for per share data):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
		(Unaudited)
Net sales:
99¢ Only Stores	$231,899	$218,812
Bargain Wholesale	10,731	11,238
Total	242,630	230,050
Gross profit	90,339	92,229
Operating income	803	15,169
Net income	$799	$10,204
Earnings per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14
Shares outstanding:
Basic	69,533	72,064
Diluted	69,787	72,717

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

General

In fiscal 2008, 99¢ Only Stores had net sales of $1,199.4 million, operating loss of $6.4 million and net income of $2.9 million.  Sales increased 8.6% over fiscal 2007 primarily due to the 16 new store openings since the end of fiscal 2007 and a 4.0% increase in same-store sales.  Average sales per store open the full year increased to $4.5 million in fiscal 2008 from $4.4 million, in fiscal 2007.  Average net sales per estimated saleable square foot (computed for 99¢ Only Stores open for the full year) increased to $263 per square foot at March 29, 2008 from $254 per square foot at March 31, 2007. This increase reflects the Company’s opening of smaller locations for new store development and improving performance of the Texas stores. Existing stores at March 29, 2008 average approximately 21,722 gross square feet.  The Company is targeting locations between 15,000 and 19,000 gross square feet.  Despite the increase in average store sales and average net sales per estimated saleable square foot, operating income and net income in fiscal 2008 were negatively impacted primarily by a decrease in gross profit margin as compared to fiscal 2007.

In fiscal 2008, the Company continued to expand its store base with 16 store openings in California, Texas, Nevada and Arizona, while closing two Texas stores.  During fiscal 2009, the Company plans to open approximately 19 new stores and believes that near term growth in fiscal 2009 will primarily result from new store openings in its existing territories and increases in same store sales.

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company will now follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s 2008 fiscal year began on April 1, 2007 and ended March 29, 2008.  The Company’s 2009 fiscal year began on March 30, 2008 and will end on March 28, 2009.  Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of, or for the year ended, March 31, 2006. References to “fiscal 2007” refer to the period from April 1, 2006 to March 31, 2007 and “fiscal 2008” refers to the period from April 1, 2007 to March 29, 2008, and so forth.

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

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.  The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that the Company uses to calculate these inventory valuation reserves.  A 10% increase in our estimate of expected losses from inventory obsolescence and excess inventory at March 29, 2008, would have increased this reserve by approximately $0.2 million and reduced fiscal 2008 pre-tax earnings by the same amount.

Long-lived asset impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas. The Company concluded that there were no such events or changes in circumstances during fiscal 2007.  In fiscal 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas. The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2008.

Legal reserves: In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires management’s judgment on the outcome of various issues. Management also relies on outside legal counsel in this process. The ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies”. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.  There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2008.

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a reserve for losses of both estimated known claims and incurred but not reported insurance claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.  At March 29, 2008, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $ 4.2 million and reduced fiscal 2008 pre-tax earnings by the same amount.

Operating leases: The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term. The closing of stores in the future may result in the immediate write-off of associated deferred rent balances, if any.  As of the end of fiscal 2008, the Company had not recorded any reserves for any potential future store closings.

Tax Valuation Allowances and Contingencies: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company had approximately $57.1 million and $46.1 million in net deferred tax assets that are net of tax valuation allowances of $3.9 million and $4.0 million at March 29, 2008 and March 31, 2007, respectively. Management evaluated the available evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at March 29, 2008 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.  Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes.   The Company had approximately $1.4 million of unrecognized tax benefits related to uncertain tax positions at both March 29, 2008 and March 31, 2007.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. See Note 5 “Income Tax Provision” to Consolidated Financial Statements.

Share-Based Compensation: In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  The determination of the fair value of the Company’s stock options at the grant date requires judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from the amount recorded in the current period.  A 10% increase in the Company’s share-based compensation expense for the fiscal year ended March 29, 2008 would have affected pre-tax earnings by approximately $0.4 million.  During fiscal 2008, expected stock price volatility increased significantly and the assumed risk free rate decreased significantly based upon recent historical trends. There were no other material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2008.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data”.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving and distribution warehouse costs in its cost of sales, which totaled $71.7 million, $60.2 million and $44.8 million as of fiscal 2008, 2007 and 2006, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Year Ended
	March 29, 2008	% of Net Sales	March 31, 2007	% of Net Sales	March 31, 2006	% of Net Sales
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$1,158,856	96.6%	$1,064,518	96.4%	$984,293	96.2%
Bargain Wholesale	40,518	3.4	40,178	3.6	39,296	3.8
Total sales	$1,199,374	100.0	1,104,696	100.0	1,023,589	100.0

Cost of sales	738,499	61.6	672,101	60.8	640,140	62.5
Gross profit	460,875	38.4	432,595	39.2	383,449	37.5

Selling, general and administrative expense:
Operating expenses	433,940	36.2	393,351	35.6	340,371	33.3
Depreciation and amortization	33,321	2.8	32,675	3.0	31,424	3.1
Total operating expenses	467,261	39.0	426,026	38.6	371,795	36.4
Operating income (loss)	(6,386)	(0.5)	6,569	0.6	11,654	1.1
Other income, net	(6,674)	(0.6)	(7,432)	(0.7)	(5,084)	(0.5)
Income before provision for income taxes	288	0.0	14,001	1.3	16,738	1.6
Provision (benefit) for income taxes	(2,605)	(0.2)	4,239	0.4	5,316	0.5
Net income	$2,893	0.2%	$9,762	0.9%	$11,422	1.1%

Fiscal Year Ended March 29, 2008 Compared to Fiscal Year Ended March 31, 2007

Net sales. Total net sales increased $94.7 million, or 8.6%, to $1,199.4 million in fiscal 2008 from $1,104.7 million in fiscal 2007. 99¢ Only Stores’ net retail sales increased $94.4 million, or 8.9%, to $1,158.9 million in fiscal 2008 from $1,064.5 million in fiscal 2007.  Of the $94.4 million increase in net retail sales, $41.8 million was due to a 4.0% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2008 and 2007.  The comparable stores net sales increase was attributable to a 3.0% increase in transaction counts as well as an increase in average ticket size by 1.0% to $9.45 from $9.36.  The full year fiscal 2008 effect of stores opened in fiscal 2007 increased sales by $32.5 million and the effect of 16 new stores opened since the end of fiscal 2007 increased net retail sales by $23.6 million. Offsetting these increases was a $3.5 million decrease in net retail sales due to one less day in fiscal 2008 compared to fiscal 2007 as a result of the change in the Company’s fiscal year.  Bargain Wholesale net sales increased $0.3 million, or 0.9%, to $40.5 million in fiscal 2008 from $40.2 million in fiscal 2007.

Since the end of fiscal 2007, the Company added 16 stores; seven stores were opened in Texas and nine in California. At the end of fiscal 2008, the Company had 265 stores compared to 251 as of the end of fiscal 2007. Gross retail square footage at the end of fiscal 2008 and fiscal 2007 was 5.76 million and 5.52 million, respectively. For 99¢ Only Stores open all of fiscal 2008, the average net sales per estimated saleable square foot was $263 and the average annual net sales per store were $4.5 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.9 million per store and $291 per square foot. Texas stores open for a full year averaged net sales of $2.6 million per store and $128 per square foot.

Gross profit. Gross profit increased $28.3 million, or 6.5%, to $460.9 million in fiscal 2008 from $432.6 million in fiscal 2007.  As a percentage of net sales, overall gross margin decreased to 38.4% in fiscal 2008 from 39.2% in fiscal 2007.  As a percentage of retail sales, retail gross margin decreased to 39.0% in fiscal 2008 from 39.9% in fiscal 2007.  The decrease in gross profit margin was primarily due to an increase in spoilage/shrink to 3.8% of retail sales in fiscal 2008 compared to 3.0% in fiscal 2007.  Spoilage increased primarily due to a shift in sales mix for grocery items which have a higher spoilage rate and shrink increased due to higher than expected losses in inventory.  These items were partially offset by a decrease in cost of products sold to 56.9% for fiscal 2008 compared to 57.4% for fiscal 2007 due to changes in pricing strategy that were implemented in the second half of fiscal 2008.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.  The Bargain Wholesale margin increased to 21.3% in fiscal 2008 versus 20.0% in fiscal 2007, primarily due to price increases and product mix changes.

Operating expenses. Operating expenses increased $40.5 million, or 10.3%, to $433.9 million in fiscal 2008 from $393.4 million in fiscal 2007. As a percentage of net sales, operating expenses increased to 36.2% for fiscal 2008 from 35.6% for fiscal 2007.  Of the 60 basis points increase in operating expenses as a percentage of sales,  retail operating expenses increased by 9 basis points, distribution and transportation costs increased by 53 basis points, and corporate expenses decreased by 11 basis points. The remaining 9 basis points increase was primarily related to a one-time gain as a result of an eminent domain action in fiscal 2007 and other less significant items included in other operating expenses.

Retail operating expenses increased as a percentage of sales by 9 basis points to 25.3% of net sales, increasing by $24.9 million for fiscal 2008 compared to fiscal 2007. This is primarily as a result of an increase in retail store labor and related costs of $15.2 million associated with the opening of 16 new stores in fiscal 2008, and the full year effect of stores opened in fiscal 2007 as well as minimum wage increases.  The remaining increases in retail operating expenses included rent, supplies, repairs and maintenance and other store operating expenses, primarily as a result of the increase in number of stores.  Finally, retail operating expenses for fiscal 2008 also included an asset impairment charge of $0.5 million relating to one underperforming store in Texas.

Distribution and transportation costs increased as a percentage of sales by 53 basis points to 6.0% of net sales, increasing by $11.5 million for fiscal 2008 compared to fiscal 2007.  This increase was primarily due to $4.9 million in increased labor costs to operate the warehouses, including labor to service the increased sales volume, impact of minimum wage increases and handling increased inventory levels.  In addition, there were $4.1 million in increased delivery costs due to additional new store locations, increased perishable product sales and higher fuel costs and higher freight rates from our outside carriers.

Corporate operating expenses decreased as a percentage of sales by 11 basis points to 4.7% of net sales, increasing $3.3 million for fiscal 2008 compared to fiscal 2007, primarily due to higher salaries, benefits and legal costs, which were partially offset by lower consulting and professional fees.

The remaining 9 basis points increase was primarily related to a one-time gain as a result of an eminent domain action in fiscal 2007 and other less significant items included in other operating expenses.

 Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 2.0%, to $33.3 million in fiscal 2008 from $32.7 million in fiscal 2007 as a result of the 16 new stores opening since the end of fiscal 2007, the full year effect of fiscal 2007 store additions, and additions to existing stores and distribution centers. The increase was partially offset by fully depreciated assets in existing stores and the disposal of certain fixed assets.

Operating loss. Operating loss was $6.4 million for fiscal 2008 compared to operating income of $6.6 million for fiscal 2007. Operating loss as a percentage of net sales was negative 0.5% in fiscal 2008 compared to operating income as percentage of net sales of 0.6% in fiscal 2007.  This was primarily due to changes in gross margin and operating expenses  as discussed above.

Other income, net. Other income decreased $0.7 million to $6.7 million in fiscal 2008 compared to $7.4 million in fiscal 2007.  Interest income earned on the Company’s investments decreased to $7.2 million in fiscal 2008 from $7.9 million in fiscal 2007, primarily as a result of lower investment balances and decreases in interest rates.  Interest expense which primarily relates to consolidated partnership line of credit with a bank was $1.0 million in fiscal 2008 compared to $1.2 million in fiscal 2007.

Provision (benefit) for income taxes. The income tax benefit in fiscal 2008 was $2.6 million compared to income tax expense of $4.2 million in fiscal 2007, due to the decrease in pre-tax income and a lower overall effective tax rate.  The effective tax rate for fiscal 2008 was a benefit compared to the effective tax rate of 30.3% for fiscal 2007.   Additionally, in fiscal 2008, the Company recorded a discrete tax benefit of approximately $1.3 million related to a change in the Texas net operating loss carry forward rules, compared to a discrete tax benefit recorded in fiscal 2007 related to prior year tax credits of approximately $0.3 million. The effective combined federal and state income tax rates are less than the statutory rates in each period due to tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $6.9 million, or 70.3%, to $2.9 million in fiscal 2008 from $9.8 million in fiscal 2007. Net income as a percentage of net sales declined to 0.2% in fiscal 2008 from 0.9% in fiscal 2007.

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net sales. Total net sales increased $81.1 million, or 7.9%, to $1,104.7 million in fiscal 2007 from $1,023.6 million in fiscal 2006. 99¢ Only Stores’ net retail sales increased $80.2 million, or 8.2%, to $1,064.5 million in fiscal 2007 from $984.3 million in fiscal 2006. Of the $80.2 million increase in net retail sales, $23.0 million was due to a 2.4% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2007 and 2006.  The comparable stores net sales increase was attributable to a 0.5% increase in transaction counts (primarily attributable to the Company’s Texas stores, due to additional operational improvements made in fiscal 2007 and where sales continued to benefit from an anniversary advertising campaign held in the fourth quarter of fiscal 2006), as well as an increase in average ticket size by 1.9% to $9.34 from $9.17.  The effect of 19 new stores opened since the end of fiscal 2006 increased net retail sales by $38.8 million and the full year fiscal 2007 effect of stores opened in fiscal 2006 increased sales by $18.4 million. Bargain Wholesale net sales increased $0.9 million, or 2.2%, to $40.2 million in fiscal 2007 from $39.3 million in fiscal 2006, primarily due to new customers.

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

Gross profit. Gross profit increased $49.1 million, or 12.8%, to $432.6 million in fiscal 2007 from $383.4 million in fiscal 2006. As a percentage of net sales, overall gross margin increased to 39.2% in fiscal 2007 from 37.5% in fiscal 2006. As a percentage of retail sales, retail gross margin increased to 39.9% in fiscal 2007 from 38.2% in fiscal 2006.  The increase in gross profit was primarily due to a reduction in excess and obsolete inventory reserves of 0.5% of retail sales in fiscal 2007 due to the sales of items previously reserved as excess and obsolete inventory following a more focused approach to merchandising those items compared to an increase in these reserves of 0.1% of retail sales in fiscal 2006, and due to a reduction of spoilage/shrink to 3.0% for fiscal 2007 from 3.7% for fiscal 2006.  In addition, the increase in gross profit was due to a decrease in cost of products sold to 57.4% for fiscal 2007 compared to 57.6% for fiscal 2006 due to product cost changes.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales. The Bargain Wholesale margin increased to 20.0% in fiscal 2007 versus 19.6% in fiscal 2006, primarily due to product cost changes.

Operating expenses. Operating expenses increased $53.0 million, or 15.6%, to $393.4 million in fiscal 2007 from $340.4 million in 2006. As a percentage of net sales, operating expenses increased to 35.6% for fiscal 2007 from 33.3% for fiscal 2006.  Of the 230 basis points increase in operating expenses as a percentage of sales,  retail operating expenses increased by 8 basis points, distribution and transportation costs increased by 107 basis points, and corporate expenses increased by 87 basis points. The remaining 28 basis points increase was primarily related to a one time gain as a result of an eminent domain action in fiscal 2006.

Retail operating expenses increased as a percentage of sales by 8 basis points to 25.2% of net sales, increasing by $21.3 million for fiscal 2007 compared to fiscal 2006, primarily as a result of an increase in retail store labor and related costs of $13.0 million associated with the opening of 19 new stores in fiscal 2007 and the full year effect of stores opened in fiscal 2006. Retail store labor also increased due to costs associated with training and implementing new inventory control procedures in the stores, but were partially offset by lower workers’ compensation expenses primarily driven by the stabilization of reserve requirements and improvements in claims management and accident reporting.  The remaining increases in retail operating expenses included rent, utilities and other store operating expenses.

Distribution and transportation costs increased as a percentage of sales by 107 basis points to 5.5% of net sales, increasing by $15.4 million for fiscal 2007 compared to fiscal 2006.  This increase was primarily due to $7.7 million in increased labor costs to operate the warehouses, including labor to service the increased sales volume and implement various internal control initiatives, and $3.9 million in increased delivery costs due to additional new store locations and higher fuel costs.

Corporate operating expenses increased as a percentage of sales by 87 basis points to 4.8% of net sales, increasing $12.8 million for fiscal 2007 compared to fiscal 2006, primarily due to an increase in consulting and professional fees of $5.4 million as a result of costs associated with completing the fiscal year 2006 annual audit and in connection with implementing Sarbanes-Oxley requirements, an increase of $5.0 million for stock-based compensation, and an increase of $3.8 million for personnel added at the executive, management and staff levels to support the Company’s infrastructure and growth requirements.  These were partially offset by lower legal costs. The increase in stock-based compensation expense is due to the adoption of SFAS No. 123(R) at the beginning of fiscal 2007, which requires the Company to recognize expense related to the estimated fair value of stock-based compensation awards.  Stock-based compensation recognized in fiscal 2007 was $5.2 million compared to $0.2 million in fiscal 2006.

The remaining operating expenses increased by 28 basis points, which was primarily related to a difference in gains from consideration received in eminent domain actions in each of fiscal 2007 and fiscal 2006.  Fiscal 2007 operating expense was reduced by $0.7 million by the gain from consideration for a store closure due to an eminent domain action.  Fiscal 2006 operating expense was reduced by $4.2 million by a gain from consideration for a forced store closure due to a local government eminent domain action for the construction of a new public school.

Depreciation and amortization. Depreciation increased $1.3 million, or 4.0%, to $32.7 million in fiscal 2007 from $31.4 million in fiscal 2006 as a result of the net 19 new stores operating since the end of the fiscal 2006, the full year effect of fiscal 2006 store additions, and additions to existing stores and distribution centers. The increase was partially offset due to the disposal of certain fixed assets and fully depreciated assets.

Operating income. Operating income decreased $5.1 million, or 43.6%, to $6.6 million in fiscal 2007 from $11.7 million in fiscal 2006. Operating income as a percentage of net sales decreased to 0.6% in fiscal 2007 from 1.1% in fiscal 2006 primarily due to increases in operating expenses discussed above partially offset by the increase in the gross margin percentage on sales.  Operating income in fiscal 2007 and 2006 benefited from net gains of $0.7 million and $4.2 million, respectively, for forced store closures due to local government eminent domain actions, which are included as an offset to selling, general, and administrative expenses.

Other income, net. Other income increased $2.3 million to $7.4 million in fiscal 2007 compared to $5.1 million in fiscal 2006.  Interest income earned on the Company’s investments increased to $7.9 million in fiscal 2007 from $5.1 million in fiscal 2006, primarily as a result of increased interest rates.  Interest expense which primarily relates to consolidated partnership line of credit with a bank was $1.2 million in fiscal 2007 compared to $0.1 million in fiscal 2006.

Provision for income taxes. The provision for income taxes in fiscal 2007 was $4.2 million compared to $5.3 million in fiscal 2006, due to the decrease in pre-tax income and a lower overall effective tax rate.  The provision for income taxes had effective combined federal and state income rates of 30.3% and 31.8% in fiscal 2007 and 2006, respectively. Additionally, in fiscal 2007, the Company recorded a discrete tax benefit of approximately $0.3 million, due to additional prior period income tax credits that were identified during the first quarter of fiscal 2007. The effective combined federal and state tax income rates are less than the statutory rates in each period and were calculated to reflect estimated income tax rates after giving effect for tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income decreased $1.6 million, or 14.5%, to $9.8 million in fiscal 2007 from $11.4 million in fiscal 2006. Net income as a percentage of net sales declined to 0.9% in fiscal 2007 from 1.1% in fiscal 2006.

Effects of inflation

The Company experienced material increases in vendor prices, labor, energy, transportation and fuel costs during fiscal 2008 which the Company believes was due to inflation.  The Company believes inflation had a minimal impact on the Company’s overall operations during fiscal 2007 and 2006.   Continued increases in such costs could adversely impact the Company’s operating results to the extent that such increases cannot be passed along to its customers.  See Item 1A, “Risk Factor – Inflation may affect the Company’s ability to sell merchandise at the 99¢ price point.”

Liquidity and Capital Resources

Since inception, the Company has funded its operations principally from cash provided by operations and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, continued system improvements and working capital requirements for new and existing stores. The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases.

Net cash provided by operating activities in fiscal 2008, 2007, and 2006 was $45.2 million, $28.5 million, and $82.5 million, respectively, consisting primarily of $30.2 million, $42.3 million, and $38.5 million of net income, respectively, adjusted for depreciation and other non-cash items. Net cash provided by working capital activities was $11.4 million and $6.1 million in fiscal 2008 and 2006, respectively.  The Company used $10.8 million in working capital in fiscal 2007.  Net cash provided by working capital activities in fiscal 2008 primarily reflects decreases in inventories, partially offset by decreases in accounts payable.  Net cash used by working capital activities in fiscal 2007 primarily reflects the increase in inventories, decrease in accounts payable and workers’ compensation liability partially offset by the increase in accrued expenses and decreases in income taxes receivable. Net cash provided by working capital activities in fiscal 2006 primarily reflects increases in accounts payable and workers’ compensation partially offset by increases in inventories and a decrease in income tax payable in fiscal 2006.  In fiscal 2008, the Company’s inventories decreased by $14.6 million compared to fiscal 2007, primarily due to decreases in warehouse inventory levels as a result of timing of the Easter selling season, as well as a temporary reduction in purchases to provide for space related to the commencement of a project to install additional racking in the Company’s primary warehouse.  Cash used for growth in inventories was $11.9 million and $7.2 million in fiscal 2007 and 2006, respectively.

The Company sold $36.0 million of its trading securities in fiscal 2006.  After fiscal 2006, the Company no longer carried trading securities in its investments.

Net cash used in investing activities during fiscal 2008, 2007, and 2006 was $37.6 million, $35.6 million, and $85.6 million, respectively. In fiscal 2008, 2007, and 2006 the Company used $54.4 million, $47.0 million, and $47.6 million, respectively, for the purchase of property and equipment due to new store openings as well as the purchase of a warehouse in Commerce, California for $9.7 million in fiscal 2006.  In fiscal 2008, 2007 and 2006, the Company received cash inflow of $168.1 million, $137.4 million and $96.9 million, respectively, from the sale and maturity of available for sale securities, some of which was offset by $151.4 million, $126.0 million and $135.0 million, respectively, for the purchase of investments.

Net cash provided by financing activities during fiscal 2008, 2007, and 2006 was $0.9 million, $3.2 million and $6.0 million, respectively.  Net cash provided by financing activities during fiscal 2008 and 2007 consisted primarily of proceeds from exercise of stock options.  Net cash provided by financing activities during fiscal 2006 consisted primarily of the proceeds of a consolidated partnership’s construction loan.

The Company estimates that total capital expenditures in fiscal year 2009 will be approximately $56.5 million and relate principally to property acquisitions of approximately $12.7 million, $27.5 million for leasehold and fixtures and equipment for new store openings, and $16.3 million for other capital projects. The Company intends to fund its liquidity requirements in fiscal 2009 out of net cash provided by operations, short-term investments, and cash on hand.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of March 29, 2008.

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$643	$60	$135	$156	$292
Operating lease obligations	208,219	41,174	66,539	41,572	58,934
Deferred compensation liability	4,213	—	—	—	4,213
Construction loan	7,319	7,319	—	—	—
Interest on Construction loan	160	160	—	—	—
Total	$220,554	$48,713	$66,674	$41,728	$63,439

Liabilities related to uncertain tax positions of approximately $1.8 million, including interest and penalties, are not included in the table above because the Company is not able to make reasonably reliable estimates of the period of cash settlement.  See Note 5, “Income Tax Provision” to Consolidated Financial Statements.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2024. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $54.1 million, $49.3 million and $45.7 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties”. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store.  As of March 31, 2008, this entity has $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  The timeline for completion of this offer has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe.  Management does not believe now that it is likely that the sale transaction will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that the Company's operation of its store will be unaffected by any potential transaction.

The Company had an interest in two additional partnerships which the Company consolidated at March 29, 2008, March 31, 2007 and March 31, 2006 in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, Consolidated Financial Statements”.  The assets of the partnerships consist of real estate with a carrying value of approximately $3.1 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company.

In April 2008, the primary asset of one of the Company’s partnerships with an approximate carrying value of $1.2 million was sold to a third party and is classified as assets held for sale in Company’s consolidated balance sheets.  The Company's lease for the store in this partnership will continue after the sale and the Company's operation of that store will be unaffected by the transaction.  See Note 12 “Assets Held for Sale” and Note 15 “Subsequent Events” to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Christmas, Halloween and Easter seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the quarter ended on or near December 31. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.  The FASB provided for a one-year deferral of the implementation of this standard for other non-financial assets and liabilities. The Company does not expect the impact of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company does not expect the impact of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At March 29, 2008, the Company had $122.2 million in securities maturing at various dates through May 2047, with approximately 65.8% maturing within one year.  At March 31, 2007, the Company had $140.9 million in securities maturing at various dates through May 2046, with approximately 83.0% maturing within one year. The Company is susceptible to market value fluctuations with regard to its long-term securities and experienced increased volatility in its long-term investments during fiscal 2008 compared to fiscal 2007.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of one year or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At March 29, 2008, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 29, 2008, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $2.2 million or 1.8%.  Interest rates on the Company’s debt are fixed and not subject to interest rate volatility risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 29, 2008 and March 31, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended March 29, 2008 and March 31, 2007 and 2006. We also have audited the schedule as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 29, 2008 and March 31, 2007, and the results of its operations and its cash flows for the years ended March 29, 2008 and March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended March 29, 2008 and March 31, 2007 and 2006.

As discussed in the notes to the consolidated financial statements the Company: (1) effective April 1, 2005 the Company adopted the dual method of evaluating errors, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”, (2) effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) – An Amendment of FASB Statement No. 123, and (3) effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Los Angeles, California
June 10, 2008

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 29, 2008	March 31, 2007
ASSETS
Current Assets:
Cash	$9,462	$983
Short-term investments	80,393	117,013
Accounts receivable, net of allowance for doubtful accounts of $159 and $252 as of March 29, 2008 and March 31, 2007, respectively	2,144	2,687
Income taxes receivable	2,712	2,784
Deferred income taxes	29,221	28,343
Inventories, net	138,167	152,793
Assets held for sale	8,724	—
Other	7,217	8,931
Total current assets	278,040	313,534
Property and equipment, net	287,082	273,566
Long-term deferred income taxes	27,906	17,760
Long-term investments in marketable securities	41,852	23,873
Deposits and other assets	14,530	14,402
Total assets	$649,410	$643,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,048	$28,934
Payroll and payroll-related	10,181	9,361
Sales tax	5,527	4,519
Other accrued expenses	16,511	17,275
Workers’ compensation	42,814	43,487
Current portion of capital lease obligation	59	55
Construction loan, current	7,319	13
Total current liabilities	107,459	103,644
Deferred rent	10,663	8,320
Deferred compensation liability	4,213	4,014
Capital lease obligation, net of current portion	584	644
Construction loan, non-current	—	7,286
Total liabilities	122,919	123,908
Commitments and contingencies (Note 6 and 7)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,060,491 shares at March 29, 2008 and 69,941,719 shares at March 31, 2007	228,673	223,414
Retained earnings	298,478	295,585
Other comprehensive (loss) income	(660)	228
Total shareholders’ equity	526,491	519,227
Total liabilities and shareholders’ equity	$649,410	$643,135

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006
Net Sales:
99¢ Only Stores	$1,158,856	$1,064,518	$984,293
Bargain Wholesale	40,518	40,178	39,296
Total sales	1,199,374	1,104,696	1,023,589
Cost of sales (excluding depreciation and amortization expense shown separately below)	738,499	672,101	640,140
Gross profit	460,875	432,595	383,449
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $531, $0 and $800 for the years ended March 29, 2008, March 31, 2007 and March 31, 2006, respectively)	433,940	393,351	340,371
Depreciation and amortization	33,321	32,675	31,424
Total selling, general and administrative expenses	467,261	426,026	371,795
Operating income (loss)	(6,386)	6,569	11,654
Other (income) expense:
Interest income	(7,182)	(7,948)	(5,059)
Interest expense	953	1,181	122
Other	(445)	(665)	(147)
Total other (income), net	(6,674)	(7,432)	(5,084)
Income before provision for income taxes	288	14,001	16,738
Provision (benefit) for income taxes	(2,605)	4,239	5,316
Net income	$2,893	$9,762	$11,422

Earnings per common share:
Basic	$0.04	$0.14	$0.16
Diluted	$0.04	$0.14	$0.16

Weighted average number of common shares outstanding:
Basic	70,044	69,862	69,553
Diluted	70,117	70,017	69,737

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 29, 2008, MARCH 31, 2007 and MARCH 31, 2006
(Amounts in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE, March 31, 2005	69,549	$212,938	$(7)	$276,477	$489,408
SAB No. 108 cumulative effect (Note 14)	—	2,445	—	(2,076)	369
BALANCE, April 1, 2005, as adjusted	69,549	215,383	(7)	274,401	489,777
Net income	—	—	—	11,422	11,422
Net unrealized investment gains	—	—	8	—	8
Total comprehensive income	—	—	8	11,422	11,430
Tax benefit from exercise of stock options	—	57	—	—	57
Proceeds from exercise of stock options	20	89	—	—	89
Stock-based compensation expense	—	173	—	—	173
BALANCE, March 31, 2006	69,569	215,702	1	285,823	501,526
Net income	—	—	—	9,762	9,762
Net unrealized investment gains	—	—	227	—	227
Total comprehensive income	—	—	227	9,762	9,989
Tax benefit from exercise of stock options	—	1,032	—	—	1,032
Proceeds from exercise of stock options	373	1,456	—	—	1,456
Stock-based compensation expense	—	5,224	—	—	5,224
BALANCE, March 31, 2007	69,942	223,414	228	295,585	519,227
Net income	—	—	—	2,893	2,893
Net unrealized investment losses	—	—	(888)	—	(888)
Total comprehensive income	—	—	(888)	2,893	2,005
Tax benefit from exercise of stock options	—	263	—	—	263
Proceeds from exercise of stock options	118	812	—	—	812
Stock-based compensation expense	—	4,184	—	—	4,184
BALANCE, March 29, 2008	70,060	$228,673	$(660)	$298,478	$526,491

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$2,893	$9,762	$11,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,321	32,675	31,424
Loss on disposal and impairment of fixed assets	655	171	999
Excess tax benefit from share-based payment arrangements	(130)	(645)	—
Deferred income taxes	(11,024)	(5,934)	(5,589)
Stock-based compensation expense	4,184	5,224	173
Tax benefit from exercise of non qualified employee stock options	263	1,032	57
Changes in assets and liabilities associated with operating activities:
Sales of short-term investments, net	—	—	36,040
Accounts receivable	543	506	1,558
Inventories	13,750	(11,887)	(7,232)
Deposits and other assets	3,031	(3,533)	2,639
Accounts payable	(5,676)	(9,398)	16,415
Accrued expenses	1,644	4,672	1,006
Accrued workers’ compensation	(673)	(738)	5,867
Income taxes	72	6,013	(11,540)
Deferred rent	2,343	586	(731)
Net cash provided by operating activities	45,196	28,506	82,508

Cash flows from investing activities:
Purchases of property and equipment	(54,388)	(47,007)	(47,600)
Purchase of investments	(151,377)	(125,991)	(134,984)
Sale and maturity of available for sale securities	168,142	137,366	96,944
Net cash used in investing activities	(37,623)	(35,632)	(85,640)

Cash flows from financing activities:
Payments of capital lease obligation	(56)	(75)	(289)
Proceeds from exercise of stock options	812	1,456	89
Proceeds from the consolidation of construction loan	20	1,125	6,174
Excess tax benefit from share-based payment arrangements	130	645	—
Net cash provided by financing activities	906	3,151	5,974
Net increase (decrease) in cash	8,479	(3,975)	2,842
Cash - beginning of period	983	4,958	2,116
Cash - end of period	$9,462	$983	$4,958

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 29, 2008, March 31, 2007 and March 31, 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumer products through its retail stores at price points of 99¢ or less. As of March 29, 2008, the Company operated 265 retail stores with 186 in California, 46 in Texas, 22 in Arizona, and 11 in Nevada. The Company is also a wholesale distributor of various consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Change in Fiscal Year

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company will now follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s 2008 fiscal year began on April 1, 2007 and ended March 29, 2008.  The Company’s 2009 fiscal year began on March 30, 2008 and will end on March 28, 2009.  Unless specifically indicated otherwise, any reference to “2006” or “fiscal 2006” relates to as of, or for the period ended, March 31, 2006.  References to “fiscal 2007” refer to the period from April 1, 2006 to March 31, 2007 and “fiscal 2008” refers to the period from April 1, 2007 to March 29, 2008, and so forth.  This change in fiscal year end did not have a material effect on the comparability of the Company’s consolidated statements of income for the years ended March 31, 2007 and 2006 and March 29, 2008.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $23.6 million and $1.6 million, respectively as of March 29, 2008 and March 31, 2007. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has reclassified its auction rate securities from current assets to non-current assets on the Company’s consolidated balance sheets as of March 29, 2008.  See Note 3, “Investments.”  Investment securities are recorded as required by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit net of tax effects to other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.  A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value.  Such an impairment is charged to earnings and a new cost basis of the security is established.  Cost basis is established and maintained utilizing the specific identification method.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.

  At times the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of March 29, 2008 and March 31, 2007, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $2.1 million and $3.0 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal year 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas.  No asset impairment charges were recorded in fiscal 2007.  During fiscal year 2006, the Company recorded an asset impairment charge of $0.8 million related to one underperforming store in Texas.

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

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which requires the Company to recognize in the consolidated financial statements the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.   Refer to Note 5 “Income Tax Provision” for further discussion of income taxes and the impact of adopting FIN 48.

 Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the year. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

A reconciliation of the basic and diluted weighted average number of shares outstanding for the years ended March 29, 2008, March 31, 2007 and March 31, 2006 is as follows:

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands, except per share data)

Net income	$2,893	$9,762	$11,422
Weighted average number of common shares outstanding-basic	70,044	69,862	69,553
Dilutive effect of outstanding equity awards	73	155	184
Weighted average number of common shares outstanding-diluted	70,117	70,017	69,737
Basic earnings per share	$0.04	$0.14	$0.16
Diluted earnings per share	$0.04	$0.14	$0.16

Potentially dilutive stock options of 3.5 million, 3.4 million and 3.6 million shares for the years ended March 29, 2008, March 31, 2007 and March 31, 2006, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

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

 Self-insured Workers’ Compensation

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a reserve for losses of both estimated known claims and incurred but not reported insurance claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $5.4 million, $5.0 million and $4.4 million for the fiscal years ended March 29, 2008, March 31, 2007 and March 31, 2006, respectively.

Statements of Cash Flows

Cash payments for income taxes were $7.8 million, $3.1 million and $22.4 million in fiscal 2008, 2007 and 2006, respectively.  Interest payments totaled approximately $0.7 million, $0.8 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively.  Non-cash investing activities included $1.8 million, $0.1 million and $1.6 million in fixed assets purchase accruals for fiscal 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accruals and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income/(loss) and its components in the consolidated financial statements.  Accumulated other comprehensive income/(loss) includes unrealized gains or losses on investments.  Activity in other comprehensive income relating to unrealized gain and losses on investments were as follows:

	Years Ended
	March 29, 2008		March 31, 2007	March 31, 2006
	(Amounts in thousands)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses), net of tax effect of $469 in fiscal 2008, $141 in 2007 and $5 in fiscal 2006		$(704)	$227	$8
Reclassification adjustment for gains included in net income, net of tax effect of $122 in fiscal 2008, $0 in fiscal 2007 and $0 in fiscal 2006		(184)	—	—
Net unrealized gains (losses) on investments	$	(888)	$227	$8

New Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.  The FASB provided for a one-year deferral of the implementation of this standard for other non-financial assets and liabilities. The Company does not expect the impact of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company does not expect the impact of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

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

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	Years Ended
	March 29, 2008	March 31, 2007
Property and equipment
Land	$64,442	$65,916
Buildings	86,970	87,528
Buildings improvements	46,938	41,935
Leasehold improvements	136,366	125,021
Fixtures and equipment	108,357	98,710
Transportation equipment	3,625	2,129
Construction in progress	32,886	15,691
Total property and equipment	479,584	436,930
Less: accumulated depreciation and amortization	(192,502)	(163,364)
Property and equipment, net	$287,082	$273,566

3.	Investments

 The following tables summarize the investments in marketable securities (in thousands):

	March 29, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$54,938	$—	$—	$54,938
Auction rate securities	18,202	—	—	18,202
Municipal bonds	24,158	23	(5)	24,176
Asset-backed securities	18,338	37	(249)	18,126
Corporate securities	7,708	276	(1,181)	6,803
Total	$123,344	$336	$(1,435)	$122,245
Reported as:
Short-term investments				$80,393
Long-term investments in marketable securities				41,852
Total				$122,245

	March 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$27,520	$—	$—	$27,520
Auction rate securities	41,966	1	—	41,967
Municipal bonds	31,420	43	(31)	31,432
Asset-backed securities	19,086	30	(196)	18,920
Corporate securities	20,725	399	(77)	21,047
Total	$140,717	$473	$(304)	$140,886
Reported as:
Short-term investments				$117,013
Long-term investments in marketable securities				23,873
Total				$140,886

The auction rate securities we hold generally are long-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Given the historical liquidity created by these auctions, the Company’s auction rate securities were presented as current assets under short-term investments on its consolidated balance sheets in prior periods.  Beginning in February 2008, some auctions of the Company’s auction rate securities failed.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve.  Accordingly the Company’s has reclassified $15.5 million of its auction rate securities from current to non-current assets on the Company’s balance sheet as of March 29, 2008. The Company has not recognized any impairment charges related to these securities.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $1.1 million as of March 29, 2008.  Non-tax effected net unrealized gains relating to securities that were recorded as available for sale securities were $0.4 million as of March 31, 2007.   The tax effected unrealized gains and losses are included in other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.

Gross realized gains from sales of available for sale securities were $0.4 million, $0.3 million and $25,000 for the fiscal years ended March 29, 2008, March 31, 2007 and March 31, 2006, respectively.  Gross realized losses from sales of available for sale securities during fiscal 2008 and 2007 were approximately $3,000 and $2,000, respectively.  There were no gross realized losses from sales of available for sale securities for the twelve months ended March 31, 2006.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of March 29, 2008 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$25,197	$25,470
Due after one year through five years	17,739	17,763
Due after five years	19,715	19,500
	$62,651	$62,733

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 29, 2008
Municipal bonds	$2,053	$(5)	$—	$—
Asset-backed securities	5,475	(14)	9,408	(235)
Corporate securities	—	—	—	—
Equity	1,092	(942)	—	—
	$8,620	$(961)	$9,408	$(235)

The gross unrealized losses of $0.9 million for less than twelve months and the $0.2 million losses for twelve months or greater as of March 29, 2008 pertain to 17 securities and primarily were caused by interest rate increases.  Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, the Company does not consider these securities to be other-than-temporarily impaired.  Therefore there were no realized losses recorded for available for sale securities for other-than-temporary impairments during the fiscal year ended March 29, 2008.

4.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store.  As of March 29, 2008, this entity has $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. As of March 31, 2007, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of March 29, 2008 and March 31, 2007.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  The timeline for completion of the sale has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe. Management does not now believe it is likely that the sale will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that  the Company's operation of that store will be unaffected by any potential transaction.

The Company had an interest in two additional partnerships which the Company consolidated at March 29, 2008 and March 31, 2007 in accordance with FIN 46(R). The assets of the partnerships consist of real estate with a carrying value of approximately $3.1 million and there is no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating these entities at both March 29, 2008 and March 31, 2007 is a reclassification of approximately $2.7 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

In April 2008, the primary asset of one of the Company’s partnerships with an approximate carrying value of $1.2 million was sold to a third party and is classified as assets held for sale in Company’s consolidated balance sheets.  The Company's lease for the store in this partnership will continue after the sale and the Company's operation of that store will be unaffected by the transaction.  See Note 12 “Assets Held for Sale” and Note 15 “Subsequent Events.”

5.	Income Tax Provision

The provision for income taxes consists of the following:

	Years Ended
	(Amounts in thousands)
	March 29, 2008	March 31, 2007	March 31, 2006
Current:
Federal	$5,703	$8,231	$9,373
State	1,188	1,929	1,903
	6,891	10,160	11,276

Deferred - federal and state	(9,496)	(5,921)	(5,960)
Provision (benefit) for income taxes	$(2,605)	$4,239	$5,316

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended
	(Amounts in thousands)
	March 29, 2008		March 31, 2007		March 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$100	35.0%	$4,901	35.0%	$5,858	35.0%
State income taxes, net of federal income tax effect	(229)	(79.9)	231	1.7	(101)	(0.6)
Effect of permanent differences	(420)	(146.3)	(816)	(5.8)	(1,298)	(7.8)
Texas NOL tax credit	(1,341)	(466.8)	—	—	—	—
Welfare to work, LARZ, and other job credits	(672)	(234.0)	(601)	(4.3)	(755)	(4.5)
Valuation allowance	—	—	—	—	751	4.5
Other	(43)	(15.2)	524	3.7	861	5.2
	$(2,605)	(907.2)%	$4,239	30.3%	$5,316	31.8%

The fiscal year 2008 tax provision includes a benefit for the Texas NOL tax credit to account for a Texas tax law change.

The Company’s net deferred tax assets are as follows:

	Years Ended
	(Amounts in thousands)
	March 29, 2008	March 31, 2007
CURRENT ASSETS (LIABILITIES)
Inventory	$3,823	$2,592
Uniform inventory capitalization	4,253	5,999
Prepaid expenses	(938)	(1,847)
Accrued expenses	3,083	2,314
Workers’ compensation	18,323	18,611
State taxes	(1,338)	(1,255)
Other, net	2,015	1,929
Valuation allowance	—	—
Total Current Assets (Liabilities)	29,221	28,343
NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	17,754	11,267
Net operating loss carry-forwards	5,198	5,625
Deferred rent	1,690	1,652
FAS 123(R)	4,430	2,704
Other, net	2,734	472
Valuation allowance	(3,900)	(3,960)
Total Non-Current Assets (Liabilities)	27,906	17,760
Net Deferred Tax Assets	$57,127	$46,103

As of March 29, 2008, the Company had federal net operating loss carryforwards of approximately $14.8 million which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $2.9 million of California Enterprise Zone credits that can be carried forward indefinitely, in addition to $2.3 million of Texas NOL tax credit carryforwards that begin to expire in 2023.   The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  This allowance primarily relates to the deferred tax assets acquired in the acquisition of Universal International, Inc.

The Company adopted the provisions of FIN No 48 on April 1, 2007.  The implementation of FIN 48 did not result in a change in the estimated liabilities for unrecognized tax benefits at April 1, 2007.  At March 29, 2008, the Company had gross unrecognized tax benefits of approximately $1.4 million, of which, $0.1 million, if recognized, would not have a material impact on the effective tax rate.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense.  In the year ended March 29, 2008, the Company did not recognize a material amount of interest and penalties.  The Company has approximately $0.4 million accrued for interest and penalties at March 29, 2008, all of which is included in income taxes payable.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands):

Balance at April 1, 2007	$	$ 1,381
Additions based on tax positions related to the current year		—
Additions for tax positions of prior years		—
Reductions for tax positions of prior years		—
Settlements		—
Balance at March 29, 2008	$	$ 1,381

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to examinations by the major tax jurisdictions for the tax years 2003 through 2007.

6.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates.  Rental expense for these facilities was approximately $2.1 million in each of fiscal years 2008, 2007 and 2006.

7.	Commitments and Contingencies

Credit Facilities

The Company recognizes a bank construction loan of $7.3 million in a partnership as a result of the consolidation of a variable interest partnership entity.  In May of 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center.  See Note 4 to the Consolidated Financial Statements for further information.

The partnership can draw construction funds up to $7.5 million as required under certain terms and conditions during the construction period. The loan bears interest at the bank prime rate plus 0.5% (5.75% at March 29, 2008), and was to mature on May 31, 2007. On May 23, 2007, the partnership entered into an agreement to extend the loan through June 1, 2008.  During fiscal 2008 and 2007, the partnership paid interest costs in the amount of $0.7 million and $0.8 million, respectively, and no interest was capitalized in each of those years.  During fiscal 2006, the partnership paid interest costs in the amount of $0.2 million of which $0.1 million was capitalized. The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.

The Company does not maintain any other credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through 2031. Some of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease. Certain leases require the payment of property taxes, maintenance and insurance.  Rental expense charged to operating expenses in fiscal 2008, 2007, and 2006 as approximately $54.1 million, $49.3 million, and $45.7 million, respectively, of which $0.2 million was paid as percentage rent based on sales volume for each of the years then ended, respectively.  Sub-lease income earned in fiscal 2008, 2007, and 2006 was approximately $0.9 million, $0.9 million, and $0.7 million, respectively.  As of March 29, 2008, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year	Operating leases	Capital leases	Future Minimum Sub-lease Income
2009	$41,174	$106	$785
2010	36,040	106	729
2011	30,499	106	430
2012	23,871	106	321
2013	17,701	106	202
Thereafter	58,933	330	195
Future minimum lease payments	$208,219	$860	$2,662

Less amount representing interest		(217)
Present value of future lease payments		$643

The gross asset amount recorded under the capital leases was $1.0 million as of March 29, 2008 and March 31, 2007.  Accumulated depreciation was $0.5 million and $0.4 million as of March 29, 2008 and March 31, 2007, respectively.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

At March 29, 2008 and March 31, 2007, the Company had recorded a liability $42.7 million and $43.5 million respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability less than $0.1 million at each of March 29, 2008 and 2007 for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. The status of legal matters and reserves for such matters have been estimated through the date of this report.

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court). On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleges non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit seeks compensatory, special and punitive damages in unspecified amounts, penalties, attorney fees and injunctive relief.  The Company responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit seeks compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions were coordinated in Ventura County Superior Court.

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  On November 30, 2007, the court granted preliminary approval for the settlement and authorized the parties to provide a notice to class members about the settlement.  The notice and claims process is now complete, and the parties have filed a motion for final approval of the settlement.  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, if the settlement is approved in its current form, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company reduced its previous reserve for potential liability in these cases of $1.5 million as of March 31, 2007 to $1.1 million as of March 29, 2008.

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

8.	Stock-Based Compensation Plans

The Company has one stock plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards up to 17,000,000 shares of common stock, of which 976,000 are available as of March 29, 2008 for future grants.  Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists exclusively of independent members of the Board of Directors.  The plan will expire in 2011.

The following table summarizes stock awards available for grant:

	Years Ended
	March 29, 2008		March 31, 2007	March 31, 2006
Beginning balance	2,870,000		5,035,000	4,588,000
Authorized	—		—	—
Granted	(2,435,000	)(a)	(2,856,000)	(175,000)
Cancelled	541,000	(b)	691,000	622,000
Available for future grant	976,000		2,870,000	5,035,000

(a) This amount includes 1,627,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units to be issued, if any, depends on the Company’s financial performance over a period of time.
(b) This amount includes 7,000 performance stock units.

Prior to April 1, 2006, the Company accounted for this plan under APB Opinion No. 25 under which the Company recognized $0.2 million in stock-based compensation cost during fiscal 2006. On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified-prospective method of recognition of compensation expense related to share-based payments. The Company’s consolidated statements of income for the twelve months ended March 29, 2008 and March 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated statements of income for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).  In fiscal 2008 and fiscal 2007, the Company incurred non-cash stock-based compensation expense of $4.2 million and $5.2 million recorded as operating expense, before the income tax benefit of $1.7 million and $2.1 million, respectively.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2007

Set forth below is a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 (amounts in thousands, except per share data):

Year Ended
March 31, 2006

Net income, as reported	$11,422
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,295
Pro forma net income	$8,300
Earnings per share:
Basic-as reported	$0.16
Basic-pro forma	$0.12
Diluted-as reported	$0.16
Diluted-pro forma	$0.12

Stock Options

Options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee in fiscal 2006, when it granted options that vested in equal halves over a two year period. Options typically expire ten years from the date of grant.

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Years Ended
	March 29, 2008	March 31, 2007	March 31, 2006
Weighted-average fair value of options granted	$3.82	$4.36	$4.41
Risk free interest rate	3.29%	4.93%	4.72%
Expected life (in years)	4.9	4.6	4.6
Expected stock price volatility	54.0%	41.0%	42.0%
Expected dividend yield	None	None	None

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

Option activity under the Company’s stock option plan during the year ended March 29, 2008 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,324,000	$16.80
Granted	800,000	$7.97
Exercised	(118,000)	$6.85
Cancelled	(535,000)	$15.26
Outstanding at the end of the period	6,471,000	$16.02	6.05	$2,016,000
Exercisable at the end of the period	4,356,000	$19.21	4.73	$27,000
Exercisable and expected to vest at the end of the period	6,335,000	$16.13	6.01	$1,679,000

The aggregate pre-tax intrinsic values of options outstanding, exercisable, and exercisable and expected to vest were calculated based on the Company’s closing stock price on the last trading day of fiscal 2008.  These amounts change based upon changes in the fair market value of the Company’s stock.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2008 and 2007 was $0.8 million and $2.6 million, respectively. The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during fiscal 2008 and 2007 was $6.8 million and $6.2 million, respectively.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of March 29, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.50 — $ 9.50	611,000	9.79	$6.58	—	$—
$ 9.51 — $14.50	2,713,000	7.50	$10.58	1,209,000	$10.56
$ 14.51 — $18.75	1,505,000	3.87	$17.63	1,505,000	$17.63
$ 18.76 — $25.75	455,000	3.08	$20.52	455,000	$20.52
$ 25.76 — $35.00	1,187,000	4.68	$29.53	1,187,000	$29.53
	6,471,000	6.05	$16.02	4,356,000	$19.21

As of March 29, 2008, there was $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Stock Units

During fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period, (2) continuous employment with the Company, and (3) certain vesting requirements.  The performance period begins on March 29, 2008 and ends on the date upon which the Company files its annual financial statement for fiscal year 2012. As of March 29, 2008, the Company had 1.6 million PSUs issued and outstanding.  The following table summarizes the PSUs activity in fiscal 2008:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	—	—
Granted	1,634,000	$6.75
Forfeited	(7,000)	$6.58
Outstanding at the end of the period	1,627,000	$6.75

Vested at the end of the period	—	—

For PSUs, compensation expense is recognized only when it is probable that the performance criteria will be met. The fair value of the PSUs is based on the stock price on the grant date. No PSUs vested during fiscal 2008.  As of March 29, 2008 the unvested future compensation expense was $11.0 million should all the performance criteria be met within the specified time frames.

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

The Company had no customers representing more than 10% of net sales. Substantially all of the Company’s net sales were to customers located in the United States. Reportable segment information for the year ended March 29, 2008, March 31, 2007 and 2006 are as follows (amounts in thousands):

	Years Ended
Net Sales	March 29, 2008	March 31, 2007	March 31, 2006
Retail	$1,158,856	$1,064,518	$984,293
Wholesale	40,518	40,178	39,296
Total sales	$1,199,374	$1,104,696	$1,023,589

Gross Profit
Retail	$452,243	$424,555	$375,756
Wholesale	8,632	8,040	7,693
Total gross profit	460,875	432,595	383,449

Operating expenses	433,940	393,351	340,371
Depreciation and amortization	33,321	32,675	31,424
Interest income	(7,182)	(7,948)	(5,059)
Interest expense	953	1,181	122
Other expense (income)	(445)	(665)	(147)
Income before provision for income taxes	$288	$14,001	$16,738

10.	Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees were eligible to participate in the Plan after one year of service.  For the years ended March 29, 2008 and March 31, 2007, the Company contributed approximately $1.6 million and $0.4 million in matching cash contributions to the Plan.  For the year ended March 31, 2006, no matching or discretionary contributions were made.  The plan was amended in fiscal 2007 and currently the Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.  Prior to fiscal 2007, the Company could elect to match employee contributions or make a discretionary contribution to the Plan, but historically had elected not to do so.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $4.2 million and $4.0 million as of March 29, 2008 and March 31, 2007, respectively.

11.	Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited results of operations for each quarter during fiscal years 2008 and 2007. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	Fiscal Year 2008 (April 1, 2007 to March 29, 2008)
	(Amounts in thousands, except per share data)
	(Unaudited)
	(April – June) 1st Quarter	(July – September) 2nd Quarter	(October – December) 3rd Quarter	(January – March) 4th Quarter
Net sales:
99¢ Only Stores	$282,857	$280,617	$314,630	$280,752
Bargain Wholesale	10,119	10,289	10,345	9,765
Total	292,976	290,906	324,975	290,517
Gross profit	114,113	108,118	130,505	108,139
Operating income (loss)	604	(9,781)	12,187	(9,396)
Net income (loss)	$2,964	$(5,171)	$9,522	$(4,422)

Earnings (loss) per common share:
Basic	$0.04	$(0.07)	$0.14	$(0.06)
Diluted	$0.04	$(0.07)	$0.14	$(0.06)
Weighted average shares outstanding:
Basic	69,999	70,054	70,060	70,060
Diluted	70,260	70,054	70,060	70,060

	Fiscal Year 2007 (April 1, 2006 to March 31, 2007)
	(Amounts in thousands, except per share data)
	(Unaudited)
	(April – June) 1st Quarter	(July – September) 2nd Quarter	(October – December) 3rd Quarter	(January – March) 4th Quarter
Net sales:
99¢ Only Stores	$254,001	$251,769	$291,595	$267,153
Bargain Wholesale	9,613	9,333	10,456	10,776
Total	263,614	261,102	302,051	277,929
Gross profit	99,890	101,968	121,114	109,623
Operating income (loss)	141	(1,712)	10,632	(2,492)
Net income (loss)	$1,857	$(5)	$8,944	$(1,034)

Earnings (loss) per common share:
Basic	$0.03	$0.00	$0.13	$(0.01)
Diluted	$0.03	$0.00	$0.13	$(0.01)
Weighted average shares outstanding:
Basic	69,684	69,914	69,919	69,933
Diluted	69,877	69,914	69,986	69,933

During the fourth quarter of fiscal 2008, the Company recorded higher than expected inventory shrink of $5.5 million based on the physical inventory counts.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota, and a primary asset of one of the Company’s partnerships.  The book value of the warehouse at March 29, 2008 was $7.4 million and the book value of the primary asset of one of the Company’s partnerships was approximately $1.2 million.  Company commenced marketing the sale of the warehouse during the fourth quarter of fiscal 2008 and anticipates selling the warehouse in excess of the book value.  No assurance can be given as to when and for how much the warehouse will be sold.  The primary asset of one the Company’s partnerships was sold in April 2008 detail of which is discussed in Note 15 “Subsequent Events”.

13.	Other Current Liabilities

Other current liabilities as of March 29, 2008 and March 30, 2007 are as follows:

	Years Ended
	March 29, 2008	March 31, 2007
	(Amounts in thousands)

Accrued legal reserves and fees	$3,049	$2,956
Accrued property taxes	2,814	3,081
Accrued utilities	2,255	2,145
Accrued rent and related expenses	2,167	2,225
Accrued accounting fees	942	1,346
Accrued advertising	575	577
Other	4,709	4,945
Total other current liabilities	$16,511	$17,275

14.	Cumulative Effect Adjustment Under SAB No. 108

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

	Period in which the Misstatement Originated (1)
	Cumulative Prior to December 31,	Year Ended December 31,		Three Months Ended March 31,	Adjustment Recorded as of April 1,
	2002	2003	2004	2005	2005

Non-cash stock compensation (2)	$1,780	$369	$243	$53	$2,445
Long-term deferred income tax assets (3)	(389)	71	(50)	(1)	(369)
Impact on net income (4)	$1,391	$440	$193	$52
Retained earnings (5)					$2,076

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

15.          Subsequent Event

In April 2008, the primary asset of one of the Company’s real estate partnerships with an approximate carrying value of $1.2 million was sold to a third party.  The Company's lease for the store in this partnership will continue after the sale and the Company's operation of that store will be unaffected by the transaction.  Net proceeds to the partnership of the sale were $3.4 million.  The transaction will be recorded as a sale leaseback in the first quarter of fiscal 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in inventory accounting, the Company’s disclosure controls and procedures were not effective.

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

In fiscal 2008, management completed its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) control environment, (b) legal, (c) income taxes, (d) treasury, (e) fixed assets, (f) workers’ compensation, (g) financial reporting and close, (h) revenue, (i) human resources/payroll, (j) procure to pay, (k) inventory management, and (l) information technology.  Based on this evaluation and testing, management concluded that there was a material weakness in inventory accounting, as described more fully below.  Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of March 29, 2008.

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

Management identified the following material weakness in the Company’s internal control over financial reporting as of March 29, 2008:

As of March 29, 2008, there was an internal control weakness surrounding the Company’s inventory accounts.  The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls.  The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter.  These factors in combination with control deficiencies surrounding inventory accounts related to store receiving and store returns result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008, the Company did not make any change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Although the Company implemented a number of remediation initiatives during the second and third quarters of fiscal 2008, and is continuing to improve the Company’s internal control over financial reporting in fiscal 2009, there can be no assurance that the Company will eliminate the aforementioned material weakness in fiscal 2009.  A summary of fiscal 2009 remediation plans, and remediation of prior material weaknesses reported in fiscal 2007 and calendar 2004 are provided below.

Planned Remediation of Fiscal 2008 Material Weakness

To partially remediate the Company’s material weakness surrounding its inventory accounts, the Company has carried out the following remediation activities:

•	Designed and developed systems and procedures for tracking inventory movements between stores, stores and warehouses, and between warehouses.
•	Implemented accounting procedures to reconcile and monitor inventory costs and balances by location each month, and report exceptions and trends in account balances.
•	Enhanced store physical inventory count procedures to ensure more accurate physical counts.
•	Recruited an adequate number of experienced permanent accounting staff.
•	Developed and improved standard operating procedures and job descriptions to support accounting and field operations training and implementation of key controls.
•	Implemented perpetual inventory systems in all warehouse locations except the Commerce warehouse.
•	Improved change controls for information technology systems development and implementation.

The Company plans to continue its remediation efforts and believes that it will remediate its remaining inventory material weakness by completing the following remediation activities:

•	Complete implementation and operational effectiveness of transaction level tracking, monitoring, and exception reporting for all inventory movements.
•
Implementation of inventory accounting systems and procedures enhancements to establish near real-time cutoffs, roll-forwards reports of theoretical inventory balances, and daily and weekly exception reporting for reconciliation of certain key accounting controls.

•	Completion of inventory racking and real-time tracking of inventory movements within the Commerce warehouse.
•
Implementation of enhanced store inventory physical counts and account balances by category of merchandise to support interim cycle counts of departments and investigation of inventory buildups between physical counts.

•	Further enhancement of store level training and operational effectiveness of systems and procedures for store receiving and store-to-store transfers of inventory.

Remediation of Fiscal 2007 Material Weakness

As of March 31, 2007, a material weakness was identified that specifically related to the area of construction-in-progress reconciliations of new stores. The controls which had been implemented in prior years failed to operate for the final quarter of the fiscal year ended March 31, 2007. In particular, there were several stores whose assets had not been reclassified from construction-in-progress to fixed assets, and the Company was unable to provide a reconciliation between its fixed asset sub-ledgers and general ledger in a timely fashion to address this issue.

To address the material weakness relating to construction-in-progress, the following remediation activities were carried out during the first three quarters of fiscal 2008:

•	The Company implemented physical inventories of certain construction-in-progress assets.
•	The Company reconciled its fixed assets sub-ledgers to its general ledger on a timely basis.
•	The Company reconciled its construction-in-progress accounts on a timely basis to mitigate any material errors.
•
The Company improved the recently implemented detailed management review controls of its construction-in-progress accounts, including the transfer of fixed assets in use from construction-in-progress to the fixed assets sub-ledgers to mitigate any material errors.

Management concluded that the above control enhancements implemented in fiscal 2008, successfully remediated the material weakness related to construction-in-progress reconciliations of new stores as of March 29, 2008.

Remediation of 2004 Material Weaknesses

In our 2004 annual report on Form 10-K, we disclosed material weaknesses in our internal control over financial reporting as they existed as of December 31, 2004. These material weaknesses, as they existed in December 31, 2004, and the corresponding subsequent remediation measures undertaken by management, are as follows:

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

To address the material weakness discussed above, the following remediation activities were undertaken:

•
The Audit Committee of the Board of Directors and the Company’s management hired an experienced third party risk management firm that guided management in the remediation of prior weaknesses and now operates as our internal audit function.

•
Management conducted an annual enterprise wide risk assessment, and developed an internal audit plan which monitors management’s performance as it pertains to financial, operational and compliance control activities.

•
Management invested in full time and temporary personnel to eliminate prior disclosed voids in the following areas: accounting and finance, information systems, accounts payable, fixed assets, human resources, inventory management, real estate, and legal, amongst other areas. Management developed a process to train these employees on the importance of internal controls and has continued to refine the processes and systems which enhance segregation of duties.

                Management concluded that the above control enhancements implemented subsequent to 2004 successfully remediated the material weakness relating to the control environment as of March 31, 2006.

Material weaknesses related to the identification, evaluation, design, documentation and application of accounting policies and procedures. During 2004, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management identified areas where internal control was missing, including inadequate documentation of accounting policies and procedures, inadequate cutoff procedures and a lack of properly documented management review controls. Management also concluded that its policies and procedures for the summarization and resolution of unusual or complex accounting matters were not adequate. These deficiencies increased the likelihood of potential material errors in our financial reporting.

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

To address the material weaknesses discussed above, the following remediation activities were undertaken:

•
Management developed accounting policies and procedures which provide the framework for accounting close processes, internal controls and related aspects of GAAP. These policies were rolled out to related personnel during in-house training sessions.

•
Management hired an experienced third party consulting firm to redirect its close processes such that critical tasks were distributed more evenly across the broader group of accounting personnel with the consideration of the time needed to enhance the quality of output. The project concluded with the development of a new close schedule and task list which includes key management review and related internal controls over financial reporting.

Management concluded that the above control enhancements implemented subsequent to 2004 successfully remediated the material weaknesses relating to identification, evaluation, design, documentation and application of accounting policies and procedures, as of March 31, 2007.

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

To address the material weakness discussed above, the following remediation activities were undertaken:

•
Management developed accounting policies and procedures, and re-engineered its accounting function, tactical closing activities and internal controls such as account analysis, account reconciliations and trial balance reviews by appropriate levels of management.

Management concluded that the above control enhancements implemented subsequent to 2004, successfully remediated the material weakness relating to preparation of account analyses, account summaries and account reconciliations, as of March 31, 2006.

Material weakness related to significant deficiencies in merchandise inventory management. During 2004, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Formal buying limits and purchase approval thresholds were not finalized or implemented for merchandise purchasing. Merchandise shipped from the warehouses to the stores was not adequately spot checked. Also, the store inventory transfer reports and inventory scrap reports were not consistently utilized. Additionally, there was no formal review of certain processes associated with the corporate inventory management system. Specifically, there was: (i) no formal review of input of new product data, including merchandise costs and retail selling prices, (ii) no formal review of certain changes to the inventory master data file, and (iii) no periodic review of the inventory master data file. Furthermore, the warehouse perpetual inventory records in the inventory master data file were not reconciled to the general ledger. These deficiencies increased the likelihood of potential material errors in our financial reporting.

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

To address the material weaknesses discussed above, the following remediation activities were undertaken:

•
Management has invested, and will continue to invest, significantly in the remediation of the internal controls over financial reporting that exist at the point of data entry (vendor and item master file), to inventory movement transactions (receiving, storage, shipping), as well as inventory accounting practices (cycle counts, full physicals, and related reserves).

•
Management implemented controls over all of the areas previously identified as representing significant deficiencies in merchandise inventory management with the exception of store receiving controls and discrepancy reporting. Management plans to implement controls over store receiving and discrepancy reporting in fiscal 2009.

•
Management implemented controls in the distribution center that include an additional out-bound audit control which spot checks the accuracy of inventory movement and has found that the error rate is immaterial.

•
Management implemented controls around the item master file which require an independent review and approval of all changes made to the costing file in order to increase the accuracy of the underlying data. In addition, a robust pricing test was performed by management to validate the accuracy of the inventory values used in the determination of its cost of sales.

Notwithstanding the implementation of each of the above-described controls prior to the end of fiscal 2007, management concluded that it had not remediated the material weakness relating to its inventory accounts.  The inventory material weakness is believed to be driven by: (a) control deficiencies surrounding inventory accounts related to store receiving and store returns that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in combination with (b) the non-existence of a perpetual inventory system within all of the distribution facilities that permit a real-time synchronization between the on-hand inventory balance in the sub-ledger and the general ledger.  As discussed above, the Company plans to remediate the remaining inventory control deficiencies.

Material weakness related to significant deficiencies in property and equipment management. During 2004, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. There was no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal review of certain processes associated with the corporate fixed asset management system. Specifically, there was: (i) no review of input of new acquisitions of property and equipment, (ii) no review of changes to the fixed asset master data file, and (iii) no periodic review of the fixed asset master data file. Furthermore, certain leases were not evaluated properly for capital or operating lease treatment, and there was no comprehensive impairment calculation prepared for all long-term assets. These deficiencies increased the likelihood of potential material errors in our financial reporting.

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

To address the material weaknesses discussed above, the following remediation activities were undertaken:

•	Management implemented fixed asset controls relating to the acquisition of new products and services (via a purchasing system), as well as the tracking and disposal of those assets.
•
Management performed a review of all existing assets as listed in the sub-ledger for accuracy at the store-by-store level. Furthermore, an ongoing audit was implemented to reconcile store assets to the asset sub-ledger.

Management concluded that the above control enhancements implemented subsequent to 2004 successfully remediated the material weaknesses relating to property and equipment, as of March 31, 2006.

Material weakness related to significant deficiencies in management information systems and information technology. During 2004, the Company identified the following significant deficiencies, which were considered a material weakness when aggregated. Management concluded that the Company’s management information systems and information technology internal control design was deficient because the potential for unauthorized access to certain information systems and software applications existed during 2004 in several departments, including corporate accounting, accounts payable, fixed assets, human resources, inventory management, payroll and the retail stores. Additionally, certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively. These deficiencies increased the likelihood of potential material errors in our financial reporting.

To address the material weakness discussed above, the following remediation activities were undertaken:

•	Management hired consulting resources to advise the existing management team as to what practices should be enhanced to improve controls over our information technology function.
•
Management hired full time resources at the executive, management and execution level to continue the evaluation, enhancement and upgrade of the Company’s systems. Specifically as it pertains to internal controls over financial reporting, management assessed and implemented controls relating to: (i) physical and logical security; (ii) system development; (iii) backup and recovery; (iv) data center operations; and (v) change management testing and controls.

Management concluded that the above control enhancements implemented subsequent to 2004 successfully remediated the material weakness relating to management information systems and information technology as of March 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
99¢ Only Stores
Commerce, California

We have audited 99¢ Only Stores’ (the “Company”) internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

As of March 29, 2008, there was internal control weakness surrounding the Company’s inventory accounts.  The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls.  The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter.  These factors in combination with control deficiencies surrounding inventory accounts related to store receiving and store returns result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated June 10, 2008 on those financial statements.

In our opinion, 99¢ Only Stores did not maintain, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 99¢ Only Stores as of March 29, 2008 and March 31, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended March 29, 2008 and March 31, 2007 and 2006 and our report dated June 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
June 10, 2008

Item 9B. Other Information

On June 9, 2008, the Board of Directors of the Company amended and restated the Company's Amended and Restated Bylaws to: (i) adopt new provisions requiring advance notice of shareholder nominations of board candidates and other business to be brought by shareholders before an annual or special meeting of shareholders, (ii) amend the provisions related to voting for directors to conform with changes in California law, including to provide for a majority vote requirement in an uncontested election and a plurality vote requirement in a contested election, (iii) amend the provisions related to officers of the Company to distinguish between the positions of Chief Executive Officer and President, and (iv) remove the provisions requiring the mailing of annual reports and annual financial statements to shareholders in light of the federal e-proxy rules and pending changes to California law which would remove these requirements, as well as to make related conforming and mechanical changes and other minor revisions to conform with changes in California law since the Company's bylaws were last amended and restated. The foregoing description of the amendments to the Company's Amended and Restated Bylaws is qualified in its entirety by the text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information  regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K, information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K,  information regarding Directors and Executive Officers of the registrant required by Item 406 of Regulation S-K, and information regarding Directors and Executive Officers of the registrant required by Item 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is presented under the captions "Election of Directors," "Information with Respect to Nominees and Executive Officers," "Code of Business Conduct and Ethics," "Further Information Concerning the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, which will be filed with the Commission no later than 120 days after the end of the Company’s 2008 fiscal year and which is incorporated  herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is presented under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is presented under the captions "Related Person Transactions" and “Further Information Concerning the Board of Directors” in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is presented under the caption "Independent Registered Public Accountants" in the definitive Proxy Statement for the Company's 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 (Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended March 29, 2008
Allowance for doubtful accounts	$252	81	174	$159
Inventory reserve	$3,750	683	2,348	$2,085
Tax valuation allowance	$3,960	—	60	$3,900
For the year ended March 31, 2007
Allowance for doubtful accounts	$137	254	139	$252
Inventory reserve	$8,764	1,702	6,716	$3,750
Tax valuation allowance	$5,517	—	1,557	$3,960
For the year ended March 31, 2006
Allowance for doubtful accounts	$189	77	129	$137
Inventory reserve	$6,849	2,840	925	$8,764
Tax valuation allowance	$4,766	751	—	$5,517

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant. *
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties. *
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (8)
10.5	1996 Stock Option Plan: Performance Stock Unit Award – Fiscal 2008 to 2012 (9)
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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

10.27	[Reserved]
10.28	1996 Stock Option Plan: Stock Option Award Agreement (9)
10.29	Robert Kautz Employment Agreement(5)
10.30	Second Amendment to 6161 Atlantic Blvd. Lease, dated January 1, 2005. (7)

21.0	Subsidiaries*
23.1	Consent of BDO Seidman, LLP*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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
(7) Incorporated by reference from the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.
(8) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 11, 2008.
(9) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 16, 2008.

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

Signature	Title	Date

/s/ David Gold
David Gold	Chairman of the Board	June 10, 2008

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director (principal executive officer)	June 10, 2008

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	June 10, 2008

/s/ Howard Gold
Howard Gold	Executive Vice President of Special Projects and Director	June 10, 2008

/s/ Robert Kautz
Robert Kautz	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	June 10, 2008

/s/ Eric Flamholtz
Eric Flamholtz	Director	June 10, 2008

/s/ Lawrence Glascott
Lawrence Glascott	Director	June 10, 2008

/s/ Marvin L. Holen
Marvin L. Holen	Director	June 10, 2008

/s/ Jennifer Holden Dunbar
Jennifer Holden Dunbar	Director	June 10, 2008

/s/ Peter Woo
Peter Woo	Director	June 10, 2008