Form 10-Q
period 2008-06-28
99 CENTS ONLY STORES
filed 2008-08-07
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 70,060,491 Shares as of August 4, 2008

99¢ ONLY STORES
Form 10-Q

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 28, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,754	$9,462
Short-term investments	72,232	80,393
Accounts receivable, net of allowance for doubtful accounts of $138 and $159 at June 28, 2008 and March 29, 2008, respectively	2,435	2,144
Income taxes receivable	3,382	2,712
Deferred income taxes	29,221	29,221
Inventories, net	149,933	138,167
Assets held for sale	7,521	8,724
Other	4,123	7,217
Total current assets	276,601	278,040
Property and equipment, net	290,979	287,082
Long-term deferred income taxes	28,168	27,906
Long-term investments in marketable securities	49,592	41,852
Deposits and other assets	13,758	14,530
Total assets	$659,098	$649,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,611	$25,048
Payroll and payroll-related	10,741	10,181
Sales tax	4,685	5,527
Other accrued expenses	19,337	16,511
Workers’ compensation	42,794	42,814
Current portion of capital lease obligation	60	59
Construction loan, current	7,320	7,319
Total current liabilities	117,548	107,459
Deferred rent	10,414	10,663
Deferred compensation liability	4,357	4,213
Capital lease obligation, net of current portion	568	584
Other liabilities	563	—
Total liabilities	133,450	122,919
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,060,491 shares at June 28, 2008 and 70,060,491 shares at March 29, 2008	229,735	228,673
Retained earnings	296,967	298,478
Other comprehensive loss	(1,054)	(660)
Total shareholders’ equity	525,648	526,491
Total liabilities and shareholders’ equity	$659,098	$649,410

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net Sales:
99¢ Only Stores	$294,717	$282,857
Bargain Wholesale	10,207	10,119
Total sales	304,924	292,976

Cost of sales (excluding depreciation and amortization expense shown separately below)	188,044	178,863

Gross profit	116,880	114,113
Selling, general and administrative expenses:
Operating expenses	110,126	105,302
Depreciation and amortization	8,720	8,207
Total selling, general and administrative expenses	118,846	113,509
Operating (loss) income	(1,966)	604
Other (income) expense:
Interest income	(1,132)	(2,008)
Interest expense	213	175
Other	(322)	(23)
Total other (income) expense	(1,241)	(1,856)
(Loss) income before (benefit) for income taxes and minority interest	(725)	2,460
(Benefit) for income taxes	(571)	(504)
Net (loss) income before minority interest	(154)	2,964
Minority interest	(1,357)	—
Net (loss) income	$(1,511)	$2,964
(Loss) earnings per common share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
Weighted average number of common shares outstanding:
Basic	70,060	69,999
Diluted	70,060	70,260

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Quarter Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(1,511)	$2,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,720	8,207
Loss on disposal of fixed assets	1	—
Gain on sale of partnership asset	(1,542)	—
Minority interest in partnership	1,357	—
Excess tax benefit from share-based payment arrangements	—	(130)
Deferred income taxes	(262)	—
Stock-based compensation expense	1,062	1,280
Tax benefit from exercise of non qualified employee stock options	—	269
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(291)	737
Inventories	(11,764)	(18,514)
Deposits and other assets	3,122	(1,871)
Accounts payable	4,549	13,128
Accrued expenses	3,370	(2,298)
Accrued workers’ compensation	(20)	(300)
Income taxes	(670)	(659)
Deferred rent	(249)	62
Net cash provided by operating activities	5,872	2,875
Cash flows from investing activities:
Purchases of property and equipment	(9,593)	(7,886)
Purchase of investments	(18,091)	(46,111)
Sale of investments	17,900	50,452
Proceeds from sale of partnership asset	2,218	—
Net cash used in investing activities	(7,566)	(3,545)
Cash flows from financing activities:
Payments of capital lease obligation	(15)	(14)
Proceeds from exercise of stock options	—	547
Proceeds from the consolidation of construction loan	1	19
Excess tax benefit from share-based payment arrangements	—	130
Net cash (used in) provided by financing activities	(14)	682
Net (decrease) increase in cash	(1,708)	12
Cash and cash equivalents - beginning of period	9,462	983
Cash and cash equivalents - end of period	$7,754	$995

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 29, 2008 and notes thereto included in the Company's Form 10-K for the fiscal year ended March 29, 2008 (“fiscal 2008”).  In the opinion of management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 28, 2009 (“fiscal 2009”).

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and will end on March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended March 29, 2008. The first quarter ended June 28, 2008 (“first quarter of fiscal 2009”) and first quarter ended June 30, 2007 (“first quarter of fiscal 2008”) were each comprised of 91 days.

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products.  As of June 28, 2008, the Company operated 273 retail stores with 191 in California, 48 in Texas, 23 in Arizona, and 11 in Nevada.  The Company is also a wholesale distributor of various consumable products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with GAAP.  Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of June 28, 2008 and March 29, 2008.  See Note 3, “Investments.”  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.  A decline in the fair value of any available for sale security below cost that is deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value.  Such an impairment is charged to earnings and a new cost basis of the security is established.  Cost basis is established and maintained utilizing the specific identification method.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of June 28, 2008 and March 29, 2008, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $2.1 million for each period, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2009 and 2008, the Company did not record any asset impairment charges.

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

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution-related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees, and other corporate administrative costs).

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for June 28, 2008 and March 29, 2008.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million and $1.2 million for the first quarter of fiscal 2009 and 2008, respectively.

Statements of Cash Flows

Non-cash investing activities included $3.0 million and $1.6 million in fixed assets purchase accruals for the first quarter of fiscal 2009 and 2008, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accruals, and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 does not require any new fair value measurements.  SFAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  We adopted SFAS 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below.  The adoption of SFAS 157 did not have an impact on our financial position or operating results.

FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

 We utilize the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets (liabilities) recorded at fair value on a recurring basis as of June 28, 2008 (in thousands):

	Level 1	Level 2	Level 3
Description
Available for sale investments	$63,483	$58,341	$—

Level 1 investments include money market funds and preferred stocks of $61.7 million and $1.8 million, respectively.  Level 2 investments include auction rate securities, municipal bonds, asset-backed securities and corporate bonds of $15.5 million, $22.1 million, $14.5 million and $6.2 million, respectively.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	June 28, 2008	March 29, 2008
Property and equipment
Land	$67,201	$64,442
Buildings	87,038	86,970
Buildings improvements	53,512	46,938
Leasehold improvements	140,944	136,366
Fixtures and equipment	111,567	108,357
Transportation equipment	4,690	3,625
Construction in progress	27,189	32,886
Total property and equipment	492,141	479,584
Less: accumulated depreciation and amortization	(201,162)	(192,502)
Property and equipment, net	$290,979	$287,082

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	June 28, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$61,701	$—	$—	$61,701
Auction rate securities	15,492	—	—	15,492
Municipal bonds	22,112	9	(35)	22,086
Asset-backed securities	14,957	18	(460)	14,515
Corporate securities	9,318	2	(1,290)	8,030
Total	$123,580	$29	$(1,785)	$121,824

Reported as:
Short-term investments				$72,232
Long-term investments in marketable securities				49,592
Total				$121,824

	March 29, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$54,938	$—	$—	$54,938
Auction rate securities	18,202	—	—	18,202
Municipal bonds	24,158	23	(5)	24,176
Asset-backed securities	18,338	37	(249)	18,126
Corporate securities	7,708	276	(1,181)	6,803
Total	$123,344	$336	$(1,435)	$122,245

Reported as:
Short-term investments				$80,393
Long-term investments marketable securities				41,852
Total				$122,245

The auction rate securities we hold generally are long-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company’s has included $15.5 million of its auction rate securities in non-current assets on the Company’s balance sheet as of June 28, 2008 and March 29, 2008.  The Company has not recognized any impairment charges related to these securities.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of June 28, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$10,540	$10,540
Due after one year through five years	27,988	27,926
Due after five years	17,590	17,134
	$56,118	$55,600

Realized gains from sale of marketable securities were $0.3 million and less than $0.1 million for the first quarter of fiscal 2009 and 2008, respectively.  There were no realized losses for the first quarter of fiscal 2009 and 2008.

Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $1.8 million as of June 28, 2008.  Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $1.1 million as of March 29, 2008.  The tax effected losses on net unrealized holdings of marketable securities were $0.4 million and $0.1 million for the first quarter of fiscal 2009 and 2008, respectively.  The tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $17.9 million and $50.5 million for the first quarter of fiscal 2009 and 2008, respectively.

4.	Comprehensive (Loss) Income

The following table sets forth the calculation of comprehensive (loss) income, net of tax effects for the periods indicated (in thousands):

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net (loss) income	$(1,511)	$2,964
Unrealized holding (losses) gains on marketable securities, net of tax effects	(201)	(130)
Reclassification adjustment, net of tax effects	(193)	8
Total comprehensive (loss) income	$(1,905)	$2,842

5.	(Loss) Earnings Per Share

“Basic” (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	First Quarter Ended
	June 28, 2008	June 30, 2007
Net (loss) income	$(1,511)	$2,964
Weighted average number of common shares outstanding – basic	70,060	69,999
Dilutive effect of outstanding stock options	—	261
Weighted average number of common shares outstanding – diluted	70,060	70,260
Basic (loss) earnings per share	$(0.02)	$0.04
Diluted (loss) earnings per share	$(0.02)	$0.04

For the first quarter ended June 28, 2008, all 6.1 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first quarter ended June 30, 2007, stock options of 3.4 million shares were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 724,000 were available as of June 28, 2008 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011.

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	First Quarter Ended
	June 28, 2008	June 30, 2007
Risk-free interest rate	3.0%	4.8%
Expected life (in years)	5.0	4.9
Expected volatility	54.3%	40.0%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the first quarter of fiscal 2009 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,471,000	$16.02
Granted	77,000	$9.30
Exercised	—	$—		$—
Cancelled	(402,000)	$12.68
Outstanding at the end of the period	6,146,000	$16.15	6.07	$112,000
Exercisable at the end of the period	4,892,000	$18.08	5.33	$—

For the first quarter of fiscal 2009 and 2008, the Company incurred non-cash stock-based compensation expense of $1.1 million and $1.3 million, respectively, which was recorded as operating expense.  As of June 28, 2008, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the first quarter of fiscal 2009 and 2008 was $3.9 million and $6.6 million, respectively.

Performance Stock Units

During fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of June 28, 2008, the Company had 1.7 million PSUs issued and outstanding.  The following table summarizes the PSUs activity in the first quarter of fiscal 2009:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,627,000	$6.75
Granted	124,000	$9.27
Forfeited	(51,000)	$6.58
Outstanding at the end of the period	1,700,000	$6.94

Vested at the end of the period	—	—

For PSUs, compensation expense is recognized only when it is probable that the performance criteria will be met. The fair value of the PSUs is based on the stock price on the grant date. No PSUs vested during the first quarter of fiscal 2009 as none of the performance criteria were met.  As of June 28, 2008 the unvested future compensation expense, assuming all the performance criteria will be met within the specified time frames, was $11.8 million.

7.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store.  As of June 28, 2008, this entity has $8.9 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  The timeline for completion of this offer has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe.  Management does not now believe that it is likely that the sale transaction will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that the Company's operation of its store will be unaffected by any potential transaction.

The Company also had an interest in a partnership which the Company consolidated at June 28, 2008 and March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consist of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating this entity at June 28, 2008 and March 29, 2008 is a reclassification of approximately $1.5 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership will continue after the sale and the Company's operation of that store will be unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction is recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter ended June 28, 2008.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended June 28, 2008.

8.             New Authoritative Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.  FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this statement for non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

We adopted SFAS 159 at the beginning of the first quarter of 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

Included in the Company’s debt is a construction loan of $7.3 million as of June 28, 2008 and March 29, 2008 as a result of the consolidation of a variable interest partnership entity. See Note 7 to Consolidated Financial Statements above for further information. Loan bears a fixed interest rate of 8.75%.  During the first quarter of fiscal 2009 and fiscal 2008, the partnership paid interest costs in the amount of $0.2 million for each period.   The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.  See Note 7 to Consolidated Financial Statements above for further information.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At June 28, 2008 and March 29, 2008, the Company had recorded a liability of $42.8 million and $42.7 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability less than $0.1 million at each of June 28, 2008 and March 29, 2008 for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

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

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company reduced its previous reserve for potential liability in these cases of $1.5 million as of March 31, 2007 to $1.1 million as of June 28, 2008 and March 29, 2008.

This settlement has now been finally approved by the Court, which also entered the proposed judgment.  If there is no timely appeal taken from the judgment and that judgment therefore becomes final, it will result in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those 105 class members who properly opted out of the settlement).   If this settlement and associated judgment do not become final, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Others.  The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

10.	Operating Segments

The Company had presented Bargain Wholesale as a separate operating segment in the past.  Bargain Wholesale is not material to Company’s consolidated financial statements and the Company has determined not to disclose Bargain Wholesale as a separate operating segment starting with the first quarter of fiscal 2009.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

11.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at June 28, 2008 was $7.4 million.  Company commenced marketing the sale of the warehouse during the fourth quarter of fiscal 2008 and anticipates selling the warehouse in excess of the book value and the selling costs.  No assurance can be given as to when and for how much the warehouse will be sold.

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

For the first quarter of fiscal 2009, the Company had net sales of $304.9 million, an operating loss of $1.9 million and a net loss of $1.5 million.  Sales increased during the first quarter of fiscal 2009 primarily due to the full quarter effect of 16 new stores opened in fiscal 2008 and the effect of 8 new stores opened in the first quarter of fiscal 2009.  The increase in sales was partially offset by a slight decrease in same-store sales and also the effect of the closing of two underperforming stores in Houston, Texas during the fourth quarter of fiscal 2008 upon lease expiration.  Despite the overall growth in sales, the Company experienced a net loss for the first quarter of fiscal 2009 due to proportionally high cost of sales and operating expenses.

During the first quarter of fiscal 2009, the Company opened eight stores, including five in California, two in Texas, and one in Arizona. The Company plans to open approximately 12 additional stores during the balance of fiscal 2009, with nine in California, and one each in Texas, Arizona and Nevada.

The Company believes that near-term growth in sales for the remainder of fiscal 2009 will result from new store openings in its existing states and increases in same-store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 29, 2008, filed with the Securities and Exchange Commission on June 11, 2008.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution warehouse costs and transportation to and from stores in its cost of sales, which totaled $18.2 million and $17.6 million for the first quarter of fiscal 2009 and 2008, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	First Quarter Ended
	June 28, 2008		June 30, 2007
NET SALES:
99¢ Only Stores	96.7%		96.5%
Bargain Wholesale	3.3		3.5
Total sales	100.0		100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	61.7		61.1
Gross profit	38.3		38.9

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	36.1		35.9
Depreciation and amortization	2.9		2.8
Total selling, general and administrative expenses	39.0		38.7
Operating (loss) income	(0.6)		0.2
OTHER (INCOME) EXPENSE:
Interest income	(0.4)		(0.7)
Interest expense	0.1		0.1
Other	(0.1)		0.0
Total other (income) expense	(0.4)		(0.6)
(Loss) income before (benefit) for income taxes and minority interest	(0.2)		0.8
(Benefit) for income taxes	(0.2)		(0.2)
Net (loss) income before minority interest	(0.1)		1.0
Minority Interest	(0.4)		—
NET (LOSS) INCOME	(0.5	) %	1.0%

First Quarter Ended June 28, 2008 Compared to First Quarter Ended June 30, 2007

Net Sales: Net sales increased $11.9 million, or 4.1%, to $304.9 million for the first quarter of fiscal 2009 compared to $293.0 million for the first quarter of fiscal 2008.  Retail sales increased $11.9 million, or 4.2%, to $294.7 million for the first quarter of fiscal 2009 compared to $282.9 million for the first quarter of fiscal 2008.  The full quarter effect of 16 new stores opened in fiscal 2008 increased retail sales by $10.5 million and the effect of 8 new stores opened in the first quarter of fiscal 2009 increased sales by $3.7 million for the first quarter of fiscal 2009.  The increase in sales was partially offset by a decrease in same-store sales of $1.3 million in the first quarter of fiscal 2009.  The Company’s same-store sales decreased 0.5% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The same-store sales were impacted in the first quarter of fiscal 2009 due to Easter selling season occurred in the fourth quarter of fiscal 2008 as compared to first quarter of fiscal 2008.  However, the number of overall same-store-sales transactions increased slightly by 0.2% while the average transaction size was down slightly at $9.43 compared to $9.49 for the same quarter last year.  Additionally, the effect of the closing of two underperforming stores in Houston, Texas, upon their lease expiration during the fourth quarter of fiscal 2008 decreased sales by $1.0 million for the first quarter of fiscal 2009.  Bargain Wholesale net sales increased $0.1 million, or 0.9%, to $10.2 million for the first quarter of fiscal 2009 compared to $10.1 million for the first quarter of fiscal 2008.

Gross Profit: Gross profit increased $2.8 million, or 2.4%, to $116.9 million for the first quarter of fiscal 2009 compared to $114.1 million the first quarter of fiscal 2008.  As a percentage of net sales, overall gross margin decreased to 38.3% for the first quarter of fiscal 2009 compared to 38.9% for the first quarter of fiscal 2008. The decrease in gross profit was partially due to an increase in spoilage/shrink to 3.4% of net sales for the first quarter of fiscal 2009 from 2.6% of net sales in the first quarter of fiscal 2008, primarily due to an increase in shrink reserves based on the trend of physical inventories taken at year end and during the first quarter of fiscal 2009.  The increase was partially offset by a decrease in cost of products sold as a percentage of net sales to 58.1% for the first quarter of fiscal 2009 compared to 58.4% for the first quarter of fiscal 2008 due to changes in pricing strategy that were implemented in the second half of fiscal 2008.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $4.8 million, or 4.6%, to $110.1 million for the first quarter of fiscal 2009 compared to $105.3 million for the first quarter of fiscal 2008.  As a percentage of net sales, operating expenses increased to 36.1% for the first quarter of fiscal 2009 from 35.9% for the first quarter of fiscal 2008.  Of the 20 basis points increase in operating expenses as a percentage of sales, retail operating expenses increased by 30 basis points, corporate expenses increased by 50 basis points while distribution and transportation costs were flat.  These increases are offset by a 60 basis points decrease in other items included in other operating expenses.

Retail operating expenses increased as a percentage of sales by 30 basis points to 25.5% of net sales, increasing by $3.9 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The increase in percentage of sales was primarily related to an increase in the California and Arizona minimum wage rates and increased benefit costs for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, partially offset by improvements in productivity and reduction of labor hours per store.  The increase in retail operating expenses of $3.9 million was due to the aforementioned increase in the minimum wage rates and benefit costs and additionally due to an increase in retail store rent and related costs of $1.9 million associated with the full quarter effect of 16 stores opened in fiscal 2008 and the opening of 8 new stores in the first quarter of fiscal 2009.

Distribution and transportation costs were flat as percentage of sales to 6.0% of net sales, increasing by $0.6 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The increase of $0.6 million was due to an increase in number of stores.  Minimum wage increase and increase fuel costs were offset by improvements in productivity and operating methods.

Corporate operating expenses increased as a percentage of sales by 50 basis points to 4.6% of net sales, increasing by $2.1 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to higher salaries and benefits, and higher IT related expenses which were partially offset by lower consulting and professional fees.

The remaining operating expenses decreased as a percentage of sales by 60 basis points, decreasing by $1.8 million.  The decrease was primarily due to gain on a sale of the primary asset of a partnership of approximately $0.2 million and inclusion of the partner’s gain of approximately $1.4 million as discussed in Note 7 to Consolidated Financial Statements. The decrease also included a reduction in stock based expense of $0.2 million in the first quarter of fiscal 2009.

Depreciation and Amortization: Depreciation and amortization increased $0.5 million, or 6.3%, to $8.7 million for the first quarter of fiscal 2009 compared to $8.2 million for the first quarter of fiscal 2008, primarily as a result of eight new stores opened in the first quarter of fiscal 2009, the full quarter effect of 16 new stores opened in fiscal 2008 and additions to existing stores, distribution centers, and information technology systems.   The increase was partially offset by fully depreciated assets in existing stores and the disposals of certain fixed assets.  Depreciation as a percentage of sales increased to 2.9% from 2.8%, primarily due to the new stores openings discussed above.

Operating Loss: Operating loss was $1.9 million for the first quarter of fiscal 2009 compared to operating income of $0.6 million for the first quarter of fiscal 2008.  Operating loss as a percentage of net sales was negative 0.6% for the first quarter of fiscal 2009 as compared to operating income as a percentage of net sales of 0.2% for the first quarter of fiscal 2008. This was primarily due to changes in gross margin, operating expenses and the shift of Easter selling season discussed above.

Other Income, net: Other income decreased $0.6 million to $1.2 million for the first quarter of fiscal 2009 compared to $1.8 million for the first quarter of fiscal 2008.  The decrease was primarily due to lower interest income which decreased to $1.1 million for the first quarter of fiscal 2009 from $2.0 million for the first quarter of fiscal 2008, primarily due to lower interest rates and slightly lower investment balances which was partially offset by increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was a benefit of $0.6 million for the first quarter of fiscal 2009 compared to a benefit of $0.5 million for the first quarter of fiscal 2008.  The effective tax rate of the provision for income taxes was 28.7% for the first quarter of fiscal 2009, compared to 34.6% for the first quarter of fiscal 2008.  In addition, the Company recorded a discrete tax benefit of $1.4 million in the first quarter of fiscal 2008 related to change in the Texas net operating loss carry forward rules.  There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2009.

Net Loss: As a result of the items discussed above, net loss for the first quarter of fiscal 2009 was $1.5 million compared to net income $3.0 million for the first quarter of fiscal 2008.  Net loss as a percentage of sales was 0.5% for the first quarter of fiscal 2009 compared to net income of 1.0% for first quarter of fiscal 2008.

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

Net cash provided by operations during the first quarter of fiscal 2009 and 2008 was $5.9 million and $2.9 million, respectively, consisting primarily of $7.8 million and $12.6 million, respectively, of net (loss) income adjusted for non-cash items.  During the first quarter of fiscal 2009, the Company used cash of $3.1 million in working capital and provided cash of $1.2 million in other activities. During the first quarter of fiscal 2008, the Company used cash of $7.9 million in working capital and $0.4 million in other activities.  Net cash used by working capital activities for the first quarter of fiscal 2009 primarily reflects the increases in inventories and income taxes receivable.  The increase in inventories was primarily due to the increase in sales and number of stores. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.  Net cash used by working capital activities for the first quarter of fiscal 2008 primarily reflects the increase in inventories, decrease in accrued expenses, partially offset by the decreases in accounts receivable, income taxes receivable and increase in accounts payable.

Net cash used in investing activities during the first quarter of fiscal 2009 and 2008, was $7.6 million and $3.5 million, respectively.  In the first quarter of fiscal 2009 and 2008, the Company used $9.6 million and $7.9 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $18.1 million and received proceeds of $17.9 million from the sale and maturities of investments during the first quarter of fiscal 2009.  The Company purchased $46.1 million and received proceeds of $50.5 million from the sale and maturities of investments during the first quarter of fiscal 2008.  In addition, in the first quarter of fiscal 2009, the Company received proceeds of $2.2 million from the sale of a partnership.

Net cash used in financing activities during the first quarter of fiscal 2009 was less than $0.1 million, which is composed primarily of payments of capital lease obligations.  Net cash provided by financing activities during first quarter of fiscal 2008 was $0.7 million, which is primarily composed of the proceeds from the exercise of stock options of $0.5 million and excess tax benefit of $0.1 million from share-based payment arrangements.   In the first quarter of fiscal 2009, there were no exercises of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal 2009 will be approximately $57.7 million and will relate principally to property acquisitions of approximately $12.9 million, $28.1 million for leasehold improvements, fixtures and equipment for new store openings, and $16.7 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

Based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors has authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s Form 10-K report for the year ended March 29, 2008.  During the first quarter of fiscal 2009, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the first quarter of fiscal 2009 and 2008 was $14.9 million and $13.0 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store.  As of June 28, 2008, this entity has $8.9 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  The timeline for completion of this offer has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe.  Management does not now believe that it is likely that the sale transaction will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that the Company's operation of its store will be unaffected by any potential transaction.

The Company also had an interest in a partnership which the Company consolidated at June 28, 2008 and March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consist of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company. The balance sheet effect of consolidating this entity at June 28, 2008 and March 29, 2008 is a reclassification of approximately $1.5 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership will continue after the sale and the Company's operation of that store will be unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction is recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter ended June 28, 2008.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended June 28, 2008.

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

New Authoritative Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”) as noted below. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.  FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this statement for non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

We adopted SFAS 159 at the beginning of the first quarter of 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At June 28, 2008, the Company had $121.8 million in securities maturing at various dates through May 2046, with approximately 59.3% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of two years or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At June 28, 2008, the fair value of investments approximated the carrying value.  Based on the investments outstanding at June 28, 2008, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $2.2 million or 1.8%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness surrounding the Company’s inventory accounts as of the end of fiscal year 2008, which was not remediated during the period covered by this Report, the Company’s disclosure controls and procedures were not effective as of June 28, 2008.

As described in the Company's Form 10-K for the fiscal year ended March 29, 2008, there was an internal control weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls. The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter. These factors in combination with control deficiencies surrounding inventory accounts related to store receiving and store returns result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, the Company did not make changes in its internal control over financial reporting in the area of its inventory accounts that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company reduced its previous reserve for potential liability in these cases of $1.5 million as of March 31, 2007 to $1.1 million as of June 28, 2008 and March 29, 2008.

This settlement has now been finally approved by the Court, which also entered the proposed judgment.  If there is no timely appeal taken from the judgment and that judgment therefore becomes final, it will result in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those 105 class members who properly opted out of the settlement).   If this settlement and associated judgment do not become final, the parties will likely return to the litigation of both lawsuits, and, in such event, the Company cannot predict the outcome of these matters, and cannot predict whether or not the outcome will have a material adverse effect on the Company’s financial condition or results of operations.

Others.  The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 29, 2008, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through June 28, 2008.

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

99¢ ONLY STORES
Date: August 7, 2008	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer