Form 10-Q
period 2008-09-27
99 CENTS ONLY STORES
filed 2008-11-06
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ““large accelerated filer,” “accelerated filer”, and “smaller reporting company”“ in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value 69,942,113 Shares as of November 3, 2008

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,061	$9,462
Short-term investments	82,341	80,393
Accounts receivable, net for allowance of doubtful accounts of $91 and $159 at September 27, 2008 and March 29, 2008, respectively	2,270	2,144
Income taxes receivable	7,527	2,712
Deferred income taxes	29,221	29,221
Inventories, net	164,911	138,167
Assets held for sale	7,521	8,724
Other	5,833	7,217
Total current assets	300,685	278,040
Property and equipment, net	282,258	287,082
Long-term deferred income taxes	28,485	27,906
Long-term investments in marketable securities	36,944	41,852
Deposits and other assets	12,821	14,530
Total assets	$661,193	$649,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,612	$25,048
Payroll and payroll-related	11,145	10,181
Sales tax	5,123	5,527
Other accrued expenses	21,688	16,511
Workers’ compensation	43,332	42,814
Current portion of capital lease obligation	62	59
Construction loan, current	7,320	7,319
Total current liabilities	130,282	107,459
Deferred rent	10,407	10,663
Deferred compensation liability	3,882	4,213
Capital lease obligation, net of current portion	552	584
Other liabilities	508	—
Total liabilities	145,631	122,919
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,942,113 shares at September 27, 2008 and 70,060,491 shares at March 29, 2008	230,439	228,673
Retained earnings	286,652	298,478
Other comprehensive loss	(1,529)	(660)
Total shareholders’ equity	515,562	526,491
Total liabilities and shareholders’ equity	$661,193	$649,410

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Net Sales:
99¢ Only Stores	$307,400	$280,617	$602,117	$563,474
Bargain Wholesale	10,376	10,289	20,583	20,408
Total sales	317,776	290,906	622,700	583,882

Cost of sales (excluding depreciation and amortization expense shown separately below)	195,093	182,788	383,137	361,651
Gross profit	122,683	108,118	239,563	222,231
Selling, general and administrative expenses:
Operating expenses	125,775	109,642	235,901	214,944
Depreciation and amortization	8,681	8,257	17,401	16,464
Total selling, general and administrative expenses	134,456	117,899	253,302	231,408
Operating loss	(11,773)	(9,781)	(13,739)	(9,177)
Other (income) expense:
Interest income	(1,100)	(1,858)	(2,232)	(3,866)
Interest expense	195	220	408	395
Other	1,677	(322)	1,355	(345)
Total other (income) expense	772	(1,960)	(469)	(3,816)
Loss before (benefit) for income taxes and minority interest	(12,545)	(7,821)	(13,270)	(5,361)
Benefit for income taxes	(3,131)	(2,650)	(3,702)	(3,154)
Net loss before minority interest	(9,414)	(5,171)	(9,568)	(2,207)
Minority interest	—	—	(1,357)	—
Net loss	$(9,414)	$(5,171)	$(10,925)	$(2,207)
Loss per common share:
Basic	$(0.13)	$(0.07)	$(0.16)	$(0.03)
Diluted	$(0.13)	$(0.07)	$(0.16)	$(0.03)
Weighted average number of common shares outstanding:
Basic	70,016	70,054	70,038	70,027
Diluted	70,016	70,054	70,038	70,027

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Half Ended
	September 27, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(10,925)	$(2,207)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,401	16,464
(Gain) loss on disposal of fixed assets	(6)	41
Gain on sale of partnership	(1,542)	—
Fixed assets impairment	10,355	531
Investments impairment	1,677	—
Minority interest in partnership	1,357	—
Excess tax benefit from share-based payment arrangements	—	(130)
Deferred income taxes	440	—
Stock-based compensation expense	1,766	2,431
Tax benefit from exercise of non qualified employee stock options	—	252
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(126)	306
Inventories	(26,742)	(15,208)
Deposits and other assets	1,006	(506)
Accounts payable	15,788	(2,150)
Accrued expenses	6,825	2,156
Accrued workers’ compensation	518	(605)
Income taxes	(4,815)	(7,497)
Deferred rent	(256)	839
Net cash provided by (used in) operating activities	12,721	(5,283)
Cash flows from investing activities:
Purchases of property and equipment	(22,163)	(18,777)
Sale of fixed assets	32	—
Purchases of investments	(28,553)	(78,925)
Sales and maturity of available for sale securities	28,273	102,193
Proceed from sale of partnership asset	2,218	—
Net cash (used in) provided by investing activities	(20,193)	4,491
Cash flows from financing activities:
Repurchases of common stock	(901)	—
Payments of capital lease obligation	(29)	(28)
Proceeds from exercise of stock options	—	772
Proceeds from the consolidation of construction loan	1	20
Excess tax benefit from share-based payment arrangements	—	130
Net cash (used in) provided by financing activities	(929)	894
Net (decrease) increase in cash	(8,401)	102
Cash and cash equivalents - beginning of period	9,462	983
Cash and cash equivalents - end of period	$1,061	$1,085

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

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and will end on March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended March 29, 2008. The second quarter ended September 27, 2008 (“second quarter of fiscal 2009”) had 91 days while the second quarter ended September 30, 2007 (“second quarter of fiscal 2008”) had 92 days. The period ended September 27, 2008 (“first half of fiscal 2009”) had 182 days while the period ended September 30, 2007 (“first half of fiscal 2008”) had 183 days.

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products.  As of September 27, 2008, the Company operated 279 retail stores with 195 in California, 48 in Texas, 24 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of September 27, 2008 and March 29, 2008.  See Note 3, “Investments.”  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.  A decline in the fair value of any available for sale security below cost deemed to be other than temporary will be reported as a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis of the security is established.  Cost basis is established and maintained utilizing the specific identification method.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 27, 2008 and March 29, 2008, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $1.8 million and $2.1 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

During the second quarter and the first half of fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges consisted of a leasehold improvements impairment charge of $10.1 million related to the Company’s decision to exit the Texas market and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 12 to Consolidated Financial Statements for further information regarding the leasehold impairment charge related to Company’s Texas operations.  During the second quarter of fiscal 2008, due to the underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.5 million.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for September 27, 2008 and March 29, 2008.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.2 million and $1.4 million for the second quarter of fiscal 2009 and 2008, respectively.  Advertising expenses were $2.6 million for the first half of fiscal 2009 and 2008.

Statements of Cash Flows

Non-cash investing activities included $0.8 million and $4.3 million in fixed assets purchase accruals for the first half of fiscal 2009 and 2008, respectively.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets (liabilities) recorded at fair value on a recurring basis as of September 27, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Description
Available for sale investments	$119,300	$65,800	$39,400	$14,100

Level 1 investments include money market funds and preferred stocks of $64.8 million and $1.0 million, respectively.  Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $20.7 million, $13.3 million and $5.4 million, respectively.  Level 3 investments include auction rate securities of $14.1 million.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by an independent securities valuation firm.  Based on the estimated fair value, the Company recorded a temporary reduction in the valuation of these securities of $0.7 million.  These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss of $0.4 million, net of tax, related to these securities is included in other comprehensive loss in the current period.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Total
Description
Beginning balance	$—	$—
Transfers into Level 3	15,500	15,500
Total realized/unrealized losses:
Included in earnings	—	—
Included in other comprehensive loss	(700)	(700)
Sales and redemptions	(700)	(700)
Ending balance	$14,100	$14,100

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$(700)	$(700)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 27, 2008	March 29, 2008
Property and equipment
Land	$67,757	$64,442
Buildings	87,795	86,970
Building improvements	59,981	46,938
Leasehold improvements	126,778	136,366
Fixtures and equipment	115,506	108,357
Transportation equipment	4,695	3,625
Construction in progress	20,126	32,886
Total property and equipment	482,638	479,584
Less: accumulated depreciation and amortization	(200,380)	(192,502)
Property and equipment, net	$282,258	$287,082

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 27, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$64,827	$—	$—	$64,827
Auction rate securities	14,788	—	(718)	14,070
Municipal bonds	20,762	—	(43)	20,719
Asset-backed securities	13,838	18	(567)	13,289
Corporate securities	7,618	—	(1,238)	6,380
Total	$121,833	$18	$(2,566)	$119,285

Reported as:
Short-term investments				$82,341
Long-term investments in marketable securities				36,944
Total				$119,285

	March 29, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$54,938	$—	$—	$54,938
Auction rate securities	18,202	—	—	18,202
Municipal bonds	24,158	23	(5)	24,176
Asset-backed securities	18,338	37	(249)	18,126
Corporate securities	7,708	276	(1,181)	6,803
Total	$123,344	$336	$(1,435)	$122,245

Reported as:
Short-term investments				$80,393
Long-term investments marketable securities				41,852
Total				$122,245

The auction rate securities the Company holds generally are long-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company’s has included $14.1 million and $15.5 million of its auction rate securities in non-current assets on the Company’s balance sheet as of September 27, 2008 and March 29, 2008, respectively.  The Company has classified these securities as Level 3 securities, and has not recognized any impairment charges related to these securities because it believes that the decline in the fair market value is temporary, and the Company has the ability to hold these securities until the full value is realized.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of September 27, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$17,543	$17,529
Due after one year through five years	22,594	21,691
Due after five years	13,479	12,912
	$53,616	$52,132

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $2.5 million as of September 27, 2008.  Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $1.1 million as of March 29, 2008.  The tax effected losses on net unrealized holdings of available for sale securities were $0.5 million and $0.9 million for the second quarter and the first half of fiscal 2009, respectively.  The tax effected losses on net unrealized holdings of available for sale securities were $0.3 million and $0.4 for the second quarter and the first half of fiscal 2008.  The tax effected gains and losses are included in other comprehensive loss.

There were no realized gains from sales of available for sale securities for the second quarter of fiscal 2009.  Realized gains from sales of available for sale securities for the first half of fiscal 2009 were $0.3 million.  Realized gains from sales of available for sale securities were $0.3 million for the second quarter and the first half of fiscal 2008.  There were no gross realized losses from sales of available for sale securities for the second quarter and the first half of fiscal 2009.  There were no gross realized losses for the second quarter of fiscal 2008 while the gross realized losses from sales of available for sale securities for the first half of fiscal 2008 were $3,000.

During the second quarter of fiscal 2009, the Company determined that the decline in the fair value of some of its available for sale securities were other than temporary.  As result, during the second quarter and the first half of fiscal 2009, the Company recognized $1.7 million in impairment charges primarily related to a Lehman Brothers’ corporate bond of $0.6 million and a Lehman Brothers’ perpetual preferred stock of $1.0 million.  The impairment charge of $1.7 million is reported as other expense on the Company’s consolidated statements of operations.

Proceeds from the sales of available for sale securities were $9.4 million and $28.3 million for the second quarter and the first half of fiscal 2009, respectively.  Proceeds from the sales of available for sale securities were $51.7 million and $102.2 million for the second quarter and the first half of fiscal 2008, respectively.

4.	Comprehensive Loss

The following table sets forth the calculation of comprehensive loss, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Net loss	$(9,414)	$(5,171)	$(10,925)	$(2,207)
Unrealized holding losses on marketable securities, net of tax effects	(1,730)	(297)	(1,735)	(477)
Reclassification adjustment, net of tax effects	1,255	(33)	866	25
Total comprehensive loss	$(9,889)	$(5,501)	$(11,794)	$(2,659)

5.	Loss Per Share

“Basic” loss per share is computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” loss per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	For the Second Quarter Ended		For the First Half Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Net loss	$(9,414)	$(5,171)	$(10,925)	$(2,207)
Weighted average number of common shares outstanding – basic	70,016	70,054	70,038	70,027
Dilutive effect of outstanding stock options	—	—	—	—
Weighted average number of common shares outstanding – diluted	70,016	70,054	70,038	70,027
Basic loss per share	$(0.13)	$(0.07)	$(0.16)	$(0.03)
Diluted loss per share	$(0.13)	$(0.07)	$(0.16)	$(0.03)

For the second quarter of fiscal 2009 and 2008, stock options of 6.2 million and 6.0 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive. For the first half of fiscal 2009 and 2008, stock options of 6.2 million and 6.0 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 1.4 million were available as of September 27, 2008 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011.

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	For the First Half Ended
	September 27, 2008	September 30, 2007
Risk-free interest rate	3.0%	4.8%
Expected life (in years)	5.0	4.9
Expected volatility	55.1%	40.0%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the first half of fiscal 2009 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,471,000	$16.02
Granted	122,000	$9.76
Exercised	—	$—		$—
Cancelled	(555,000)	$13.31
Outstanding at the end of the period	6,038,000	$16.14	5.80	$4,469,000
Exercisable at the end of the period	4,781,000	$18.09	5.02	$1,265,000

For the second quarter and the first half of fiscal 2009, the Company incurred non-cash stock-based compensation expense of $0.7 million and $1.8 million, respectively, which was recorded as operating expense. For the second quarter and the first half of fiscal 2008, the Company incurred non-cash stock-based compensation expense of $1.1 million and $2.4 million, respectively, which was recorded as operating expense.  As of September 27, 2008, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the first half of fiscal 2009 and 2008 was $3.9 million, and $6.6 million, respectively.

Performance Stock Units

During fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of September 27, 2008 the Company had 1.6 million PSUs issued and outstanding. The following table summarizes the PSUs activity in the first half of fiscal 2009:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,627,000	$6.75
Granted	127,000	$9.21
Forfeited	(112,000)	$6.58
Outstanding at the end of the period	1,642,000	$6.95
Vested at the end of the period	—	—

For PSUs, compensation expense is recognized only when it is probable that the performance criteria will be met. The fair value of the PSUs is based on the stock price on the grant date. No PSUs vested during the first half of fiscal 2009 as none of the performance criteria were met.  As of September 27, 2008 the unvested future compensation expense, assuming all the performance criteria will be met within the specified time frames, was $11.4 million.

7.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”).  As of September 27, 2008, this entity had $9.0 million in assets and $7.6 million in liabilities, including a bank loan for $7.3 million.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of June 28, 2008 and March 29, 2008.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The timeline for completion of the sale has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe. Management does not now believe it is likely that the sale will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that  the Company's operation of that store will be unaffected by any potential transaction.

The Company also had an interest in a partnership which the Company consolidated at September 27, 2008 and March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consist of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at September 27, 2008 and March 29, 2008 is a reclassification of approximately $1.5 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased the primary asset of this partnership consisting of one of the Company’s leased stores.  See Note 14 to Consolidated Financial Statements for further information.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first half of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first half of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended September 27, 2008.

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

The Company adopted SFAS 159 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Credit Facilities

Included in the Company’s debt is a construction loan of $7.3 million as of September 27, 2008 and March 29, 2008 as a result of the consolidation of a variable interest partnership entity. See Note 7 to Consolidated Financial Statements above for further information.  The loan bears a fixed interest rate of 8.75%. For the second quarter and the first half of fiscal 2009, the partnership paid interest costs in the amount of $0.2 million and $0.3 million, respectively. For the second quarter and the first half of fiscal 2008, the partnership paid interest costs in the amount of $0.2 million and $0.3 million, respectively.   The minority partner has guaranteed the bank loan, and the Company has not made any guarantees or incurred direct liability outside the partnership for this loan.  The assets of the partnership are collateralized under the construction loan.  See Note 7 to Consolidated Financial Statements above for further information.

The Company does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At September 27, 2008 and March 29, 2008, the Company had recorded a liability of $43.3 million and $42.7 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability less than $0.1 million at September 27, 2008 and March 29, 2008 for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

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

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court). On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleged non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit sought compensatory, special and punitive damages in unspecified amounts, penalties, attorney fees and injunctive relief.  The Company responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit sought compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions were coordinated in Ventura County Superior Court.

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company had a reserve for potential liability in these cases of $1.1 million as of March 27, 2008.  The Company paid approximately $0.8 million during the second quarter of fiscal 2009 and the remaining reserve as of September 27, 2008 related to this matter is approximately $0.3 million.

This settlement has been approved by the Court and the judgment entered.  No timely appeal was taken from the judgment, which is now final and results in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those 105 class members who properly opted out of the settlement).

Others.  The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

10.	Stock Repurchase Program

The following table relates to purchases of the Company’s shares by the Company or any of its “affiliated purchasers” (as such term is defined in Rule 10b-18(b)(3) under the Securities Exchange Act) during the second quarter ended September 27, 2008:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
				(In thousands)
(7/27/08 - 8/23/08)	193,577	$7.79	93,578	$29,297
(8/24/08 - 9/27/08)	98,499	$8.08	24,800	$29,099
Total	292,076	$7.89	118,378	$29,099

(1)  On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund the repurchases.  All of the shares repurchased by the Company during the second quarter ended September 27, 2008 were purchased in open market transactions through this program.  The average price for shares purchased by the Company during the second quarter is $7.61.  The program has no expiration date.

(2)  Includes 173,698 shares acquired by our Chairman, Dave Gold, an affiliated purchaser, in open market purchases.

11.	Operating Segments

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

12.	Texas Exit Plan

As announced on September 17, 2008, the Board of Directors of 99¢ Only Stores, together with its management team, made a decision to exit the Company’s Texas market where it has 48 stores in an orderly and prompt fashion.  The Company’s exit plan anticipates that it would cease all operations and complete the sale of its assets within one year.  The determination to take this action resulted after a thorough review of sales and profit performance of the Company’s Texas stores.  Despite years of positive same-store sales, the Company’s Texas stores were only generating slightly more than half of the average sales of its non-Texas stores.  Additionally, the Company’s Texas operation remains unprofitable.

As a result of the decision to close its Texas operations, the Company recognized an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores during the second quarter of fiscal 2009.  This non-cash charge is recorded within selling, general and administrative expenses in the consolidated statements of operations.

The Company also announced on September 29, 2008 that in response to a proposal by the Company’s Chairman Dave Gold, to acquire the Company’s Texas operations, the Company’s Board of Directors has formed a special committee of independent board members to consider this proposal as well as other proposals or alternatives to accomplish the exit plan.

The actual amount of non-cash and cash charges incurred by the Company in connection with the Texas exit plan may be different than the estimated amounts set forth in the Company’s filing of Form 8-K on September 18, 2008.  The Company can not predict with certainty the actual costs of this decision or precisely when these costs will be incurred over the course of the exit plan.

13.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at September 27, 2008 was $7.4 million.  Company commenced marketing the sale of the warehouse during the fourth quarter of fiscal 2008 and anticipates selling the warehouse in excess of the book value and the selling costs.  No assurance can be given as to when and for how much the warehouse will be sold.

14.	Subsequent Event

In November 2008, the Company purchased its partner’s share of one of the Company’s real estate partnerships consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million.  The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership.

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

For the second quarter of fiscal 2009, the Company had net sales of $317.8 million, an operating loss of $11.8 million and a net loss of $9.4 million.  Sales increased during the second quarter of fiscal 2009, primarily due to a 4.7% increase in same-store sales, the full quarter effect of 12 new stores opened in fiscal 2008 and six new stores opened in fiscal 2009.  For the first half of fiscal 2009, the Company had net sales of $622.7 million, an operating loss of $13.7 million, and a net loss of $10.9 million. Sales increased during the first half of fiscal 2009, primarily due to a 2.1% increase in same-store sales, the full year effect of 14 new stores opened in fiscal 2008 and 14 new stores opened in fiscal 2009.  Despite the overall growth in sales, the Company experienced a net loss for the second quarter and the first half of fiscal 2009 primarily due to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of Company’s Texas operations due to the Company’s decision to exit the Texas Market on September 16, 2008.

For the first half of fiscal 2009, the Company opened nine stores in California, two stores in Texas, two in Arizona, and one in Nevada.  The Company plans to open approximately five additional stores during the balance of fiscal 2009, all in California.

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

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution warehouse costs and transportation to and from stores in its cost of sales, which totaled $19.2 million and $18.3 million for the second quarter of fiscal 2009 and 2008, respectively and totaled $37.4 million and $35.8 million for the first half of fiscal 2009 and 2008, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended		For the First Half Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
NET SALES:
99¢ Only Stores	96.7%	96.5%	96.7%	96.5%
Bargain Wholesale	3.3	3.5	3.3	3.5
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	61.4	62.8	61.5	61.9
Gross profit	38.6	37.2	38.5	38.1

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	39.6	37.7	37.9	36.8
Depreciation and amortization	2.7	2.8	2.8	2.8
Total selling, general and administrative	42.3	40.5	40.7	39.6
Operating loss	(3.7)	(3.4)	(2.2)	(1.6)
OTHER (INCOME) EXPENSE:
Interest income	(0.3)	(0.6)	(0.4)	(0.7)
Interest expense	0.1	0.1	0.1	0.1
Other	0.5	(0.1)	0.2	(0.1)
Total other (income) expense, net	0.2	(0.7)	(0.1)	(0.7)
Loss before benefit for income taxes and minority interest	(3.9)	(2.7)	(2.1)	(0.9)
Benefit for income taxes	(1.0)	(0.9)	(0.6)	(0.5)
Minority interest	—	—	(0.2)	—
NET LOSS	(3.0)%	(1.8)%	(1.8)%	(0.4)%

For the Second Quarter Ended September 27, 2008 Compared to the Second Quarter Ended September 30, 2007

Net Sales: Net sales increased $26.9 million, or 9.2%, to $317.8 million for the second quarter of fiscal 2009 compared to $290.9 million for the second quarter of fiscal 2008.  Retail sales increased $26.8 million, or 9.5%, to $307.4 million for the second quarter of fiscal 2009 compared to $280.6 million for the second quarter of fiscal 2008. The full quarter effect of 12 stores opened in fiscal 2008 increased sales by $8.4 million for the second quarter of fiscal 2009 and the effect of six new stores opened in the second quarter of fiscal 2009 increased retail sales by $10.0 million.  In addition, same-store sales were up 4.7% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, due to a 2.3% increase in transaction counts as well as 2.4% increase in average ticket size to $9.55 from $9.33, primarily driven by strong seasonal sales of produce.  Bargain Wholesale net sales increased less than $0.1 million, or 0.8%, to $10.4 million for the second quarter of fiscal 2009 compared to $10.3 million for the second quarter of fiscal 2008, primarily due to new customer sales.

Gross Profit: Gross profit increased $14.6 million, or 13.5%, to $122.7 million for the second quarter of fiscal 2009 compared to $108.1 million for the second quarter of fiscal 2008.  As a percentage of net sales, overall gross margin increased to 38.6% for the second quarter of fiscal 2009 compared to 37.2% for the second quarter of fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in spoilage/shrink to 2.9% of net sales in the second quarter of fiscal 2009 from 3.5% of net sales in the second quarter of fiscal 2008, primarily due to a decrease in recorded scrap from perishables and a reduction in the shrink reserves based on the trend of physical inventories taken during the second quarter of fiscal 2009.  In addition, the increase in gross profit margin was also due to a decrease in cost of products sold to 58.1% for the second quarter of fiscal 2009 compared to 58.8% for the second quarter of fiscal 2008, due to the effect of the retail pricing strategy implemented in the second half of fiscal 2008.  The remaining change was made up of increases and the decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $16.2 million, or 14.7%, to $125.8 million for the second quarter of fiscal 2009 compared to $109.6 million for the second quarter of fiscal 2008.  As a percentage of net sales, operating expenses increased to 39.6% for the second quarter of fiscal 2009 from 37.7% for the second quarter of fiscal 2008. Of the 190 basis points increase in operating expenses as a percentage of sales, retail operating expenses decreased  by 40 basis points, corporate expenses decreased by 30 basis points and distribution and transportation decreased by 30 basis points. These decreases were offset by a 290 basis point increase in other items primarily related to impairment of Texas leasehold improvements included in other operating expenses.

Retail operating expenses decreased as a percentage of sales by 40 basis points to 25.6% of net sales, increasing by $5.6 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  The decrease as a percentage of sales was primarily due to improvement in labor productivity, lower utilities and advertising expenses during the second quarter of fiscal 2009.  The increase in retail operating expenses of $5.6 million was primarily due to a $2.6 million increase in store labor and related costs due to increases in minimum wage rates, benefit costs, and also due to an increase in retail store rent and related costs of $1.7 million associated with the full quarter effect of 12 stores opened in fiscal 2008 and the opening of six new stores in the second quarter of fiscal 2009.

Distribution and transportation expenses decreased as a percentage of sales by 30 basis points, increasing by $0.9 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and despite increases in fuel costs.

Corporate operating expenses decreased as a percentage of net sales by 30 basis points to 4.2% of net sales, increasing by $0.2 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease as a percentage of sales was due primarily due to lower consulting and professional fees as well as lower repair and maintenance expenses.

The remaining operating expenses increased as a percentage of sales by 290 basis points, increasing by $9.5 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.   The increase in the other operating expenses was primarily due to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas Market during the second quarter of fiscal 2009.  Other operating expenses also included an asset impairment expense of approximately $0.2 million related to one underperforming store in California during the second quarter of fiscal 2009 compared to an asset impairment expense of $0.5 million related to one underperforming store in Texas during the second quarter of fiscal 2008.  These increases were partially offset by a reduction in stock based expense of $0.4 million in the second quarter of fiscal 2009 compared to second quarter of fiscal 2008.

Depreciation and Amortization: Depreciation and amortization increased $0.4 million, or 5.1%, to $8.7 million for the second quarter of fiscal 2009 compared to $8.3 million for the second quarter of fiscal 2008, primarily as a result of six new stores opened during the second quarter of fiscal 2009, the full quarter effect of 12 new stores opened in fiscal 2008, and additions to existing stores, distribution centers and information technology systems.  Depreciation as a percentage of sales decreased to 2.7% from 2.8%, primarily due to sales improvements.

Operating Loss: Operating loss was $11.8 million for the second quarter of fiscal 2009 compared to operating loss of $9.8 million for the second quarter of fiscal 2008. This was primarily due to an impairment charge of approximately $10.1 million during the second quarter of fiscal 2009, related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas Market.  Operating loss as a percentage of net sales increased to negative 3.7% for the second quarter of fiscal 2009 from negative 3.4% for the second quarter of fiscal 2008.

Other Income, net: Other income decreased $2.8 million to a loss of $0.8 million for the second quarter of fiscal 2009 compared to income of $2.0 million for the second quarter of fiscal 2008.  The decrease was primarily due to an impairment charge of approximately $1.7 million related to the Company’s available for sales securities during the second quarter of fiscal 2009, and lower interest income which decreased to $1.1 million for the second quarter of fiscal 2009 from $1.9 million for the second quarter of fiscal 2008, primarily due to lower interest rates.  The remaining decrease in other income is due to increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was a benefit of $3.1 million for the second quarter of fiscal 2009 compared to a benefit of $2.7 million for the second quarter of fiscal 2008, due to the increase in the pre-tax loss and a higher overall effective tax rate in fiscal 2009.  The effective rate of the provision for income taxes was approximately 36.5% (excluding the discrete tax expense described below) and 33.9% for the second quarter of fiscal 2009 and 2008, respectively.  The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the second quarter of fiscal 2009.  Due to the Company’s plan to exit the Texas market, the Company does not believe that it is more likely than not that it will be able to realize this benefit.

Net Loss: As a result of the items discussed above, net loss increased $4.2 million to a net loss of $9.4 million for the second quarter of fiscal 2009 compared to a net loss of $5.2 million for the second quarter of fiscal 2008.

For the First Half Ended September 27, 2008 Compared to the First Half Ended September 30, 2007

Net Sales: Net sales increased $38.8 million, or 6.6%, to $622.7 million for the first half of fiscal 2009 compared to $583.9 million for the first half of fiscal 2008.  Retail sales increased $38.6 million, or 6.9%, to $602.1 million for the first half of fiscal 2009 compared to $563.5 million for the first half of fiscal 2008.  The full year effect of 14 stores opened in fiscal 2008 increased sales by $18.9 million for first half of fiscal 2009 and the effect of 14 new stores opened in the first half of fiscal 2009 increased retail sales by $13.7 million.  In addition, same-store sales were up 2.1% for the first half of fiscal 2009 compared to the first half of fiscal 2008 due to a 1.2% increase in transaction counts, as well as a 0.9% increase in average ticket size to $9.49 from $9.41 primarily driven by strong seasonal sales of produce.  Bargain Wholesale net sales increased $0.2 million, or 0.9%, to $20.6 million for the first half of fiscal 2009 compared to $20.4 million for the first half of fiscal 2008, primarily due to new customer sales.

Gross Profit: Gross profit increased $17.4 million, or 7.8%, to $239.6 million for the first half of fiscal 2009 compared to $222.2 million for the first half of fiscal 2008.  As a percentage of net sales, overall gross margin increased to 38.5% for the first half of fiscal 2009 compared to 38.1% for the first half of fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 58.1% for the first half of fiscal 2009 compared to 58.6% for the first half of fiscal 2008, due to the effect of the retail pricing strategy implemented in the second half of fiscal 2008.  The increase in gross profit margin was partially offset by an increase in spoilage/shrink to 3.1% of net sales in the first half of fiscal 2009 from 3.0% of net sales in the first half of fiscal 2008. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $21.0 million, or 9.7%, to $235.9 million for the first half of fiscal 2009 compared to $214.9 million for the first half of fiscal 2008.  As a percentage of net sales, operating expenses increased to 37.9% for the first half of fiscal 2009 from 36.8% for the first half of fiscal 2008.  Of  the 110 basis points increase in operating expenses as a percentage of sales, corporate expenses increased by 10 basis points, distribution and transportation decreased by 10 basis points, while retail operating expenses were flat.  The remaining operating expenses related to other items increased by 110 basis points.

Retail operating expenses as a percentage of net sales were flat at 25.6%, increasing by $9.5 million for the first half of fiscal 2009 compared to the first half of fiscal 2008.  The increase in retail operating expenses of $9.5 million was primarily due to a $3.6 million increase in retail store rent associated with the full year effect of 14 stores opened in fiscal 2008 and the opening of 14 new stores in the first half of fiscal 2009, as well as an increase of $2.7 million in store labor and related costs due to the aforementioned increase in number of stores as well as minimum wage rates and benefit costs increases. The remaining change of $3.2 million was made up of increases and decreases in other less significant items included in retail operating expenses.

Distribution and transportation costs decreased as a percentage of sales by 10 basis points to 6.0% of net sales, increasing by $1.6 million for the first half of fiscal 2009 compared to the first half of fiscal 2008.  The decrease as percentage of sales was due to overall improvements in productivity and operating methods.  The increase of $1.6 million was primarily due an increase of $1.0 million related to increased labor costs to service the increase in sales volume and additional stores and minimum wage increases.  The remaining change of $0.6 million was made up of increases and decreases in other less significant items included in distribution and transportation expenses.

Corporate operating expenses increased as a percentage of sales by 10 basis points to 4.4% of net sales, increasing $2.3 million for the first half of fiscal 2009 compared to the first half of fiscal 2008 primarily due to higher salaries, benefits and legal costs, which were partially offset by lower repair and maintenance as well as lower consulting and professional fees.

The remaining operating expenses increased as a percentage of sales by 110 basis points to 1.9% of net sales, increasing by $7.6 million.  The increase was primarily due to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas Market during the first half of fiscal 2009.  The increase is partially offset by the gain on a sale of the primary asset of a partnership of approximately $0.2 million and inclusion of the partner’s gain of approximately $1.4 million as discussed in Note 7 to Consolidated Financial Statements during the first half of fiscal 2009.  In addition, there was a reduction in stock based compensation expense of $0.7 million in the first half of fiscal 2009 compared to the first half of fiscal 2008.  The remaining change of $0.2 million was made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $0.9 million, or 5.7%, to $17.4 million for the first half of fiscal 2009 compared to $16.5 million for the first half of fiscal 2008, primarily as a result of 14 new stores opened through September 27, 2008, the full year effect of 14 new stores opened in fiscal 2008, and additions to existing stores and distribution centers.  Depreciation and amortization as a percentage of net sales was flat at 2.8%.

Operating Loss: Operating loss was $13.8 million for the first half of fiscal 2009 compared to operating loss of $9.2 million for the first half of fiscal 2008. This is primarily due to operating expense increases related to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas Market that more than offset increases in gross profit as a result of higher sales.  Operating loss as a percentage of net sales increased to negative 2.2% for the first half of fiscal 2009 from negative 1.6% for the first half of fiscal 2008.

Other Income, Net: Other income decreased $3.3 million to $0.5 million for the first half of fiscal 2009 compared to $3.8 million for the first half of fiscal 2008. The decrease was primarily due to an impairment charge of approximately $1.7 million related to the Company’s available for sales securities during the first half of fiscal 2009, and lower interest income which decreased to $2.2 million for the first half of fiscal 2009 from $3.9 million for the first half of fiscal 2008, primarily due to lower interest rates.  The remaining decrease in other income is due to increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was a benefit of $3.7 million for the first half of fiscal 2009 compared to a benefit $3.2 million for the first half of fiscal 2008, due to the increase in the pre-tax loss and a higher overall effective tax rate in fiscal 2009.  Excluding the discrete tax expense described below, the effective rate of the provision for income taxes was approximately 35.4% for the first half of fiscal 2009.  Excluding the discrete tax benefit described below, the effective rate of the provision for income taxes was approximately 33.9% for the first half of fiscal 2008.  The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the first half of fiscal 2009.  Due to the Company’s plan to exit the Texas market, the Company does not believe that it is more likely than not that it will be able to realize this benefit.

Net Loss: As a result of the items discussed above, net loss increased by $8.7 million, to a net loss of $10.9 million for the first half of fiscal 2009 compared to net loss of $2.2 million for the first half of fiscal 2008.

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

Net cash provided by operations during the first half of fiscal 2009 was $12.7 million compared to net cash used by operations during the first half of fiscal 2008 of $5.3 million, respectively, consisting primarily of $20.5 million and $17.4 million, respectively, of net loss adjusted for non-cash items. During the first half of fiscal 2009, the Company used cash of $8.5 million in working capital and provided cash of $0.7 million in other activities. During the first half of fiscal 2008, the Company used cash of $23.0 million in working capital and provided cash $0.3 million in other activities. Net cash used by working capital activities for the first half of fiscal 2009 primarily reflects the increase in inventories and income taxes receivable. The increase in inventories was primarily due to the increase in sales and the number of stores.  These uses of working capital were partially offset by increases in accounts payable and accrued expenses. Net cash used in working capital activities for the first half of fiscal 2008 primarily reflects the increase in inventories and income taxes receivable, partially offset by increase in accrued expenses and decrease in accounts receivable.

Net cash used in investing activities during the first half of fiscal 2009 was $20.2 million compared to net cash provided by investing activities during the first half of fiscal 2008 of $4.5 million. In the first half of fiscal 2009 and 2008, the Company used $22.2 million and $18.8 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $28.6 million and received proceeds of $28.3 million from sale and maturities of investments during the first half of fiscal 2009.  The Company purchased $78.9 million and received proceeds of $102.2 million from sale and maturities of investments during the first half of fiscal 2008. In addition, in the first half of fiscal 2009, the Company received proceeds of $2.2 million from the sale of a partnership.

Net cash used in financing activities during the first half of fiscal 2009 was $0.9 million compared to net cash provided by financing activities $0.9 million for the first half of fiscal 2008. Net cash used in financing activities during the first half of fiscal 2009 is primarily composed of $0.9 million related to repurchase of Company’s common stock.   Net cash provided by financing activities during the first half of fiscal 2008 is primarily composed of the proceeds from the exercise of stock options of $0.8 million and excess tax benefit of $0.1 million from share-based payment arrangements.   In the first half of fiscal 2009, there were no exercises of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal 2009 will be approximately $51.4 million and will relate principally to property acquisitions of approximately $12.8 million, $27.1 million for leasehold improvements, fixtures and equipment for new store openings, and $11.5 million for other capital projects including information technology. The Company intends to fund its liquidity requirements in fiscal 2009 out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors has authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change. During the second quarter and the first half of fiscal 2009, the Company repurchased a total of 118,378 shares of common stock at an average price of $7.61 per share, for a total of $0.9 million. As of September 27, 2008, $29.1 million remained authorized and available to repurchase shares of Company’s common stock under this program.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 10-K report for the year ended March 29, 2008.  During the first half of fiscal 2009, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2009 and 2008 was $14.8 million and $13.3 million, respectively.  Rental expense charged to operations for the first half of fiscal 2009 and 2008 was $29.7 million and $26.3 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”).  As of September 27, 2008, this entity had $9.0 million in assets and $7.6 million in liabilities, including a bank loan for $7.3 million.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of June 28, 2008 and March 29, 2008.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The timeline for completion of the sale has passed, and the Company has notified the managing member that the managing member is in default of closing the transaction within the agreed-upon timeframe. Management does not now believe it is likely that the sale will close.  In addition, the partnership has a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership is in default.  The Company is not a guarantor of this debt. The Company also has an option to purchase the land and building related to its store. The Company's lease for the store in the shopping center related to the La Quinta Partnership will continue regardless of potential sale or default of the partnership and management believes that  the Company's operation of that store will be unaffected by any potential transaction.

The Company also had an interest in a partnership which the Company consolidated at September 27, 2008 and March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consist of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at September 27, 2008 and March 29, 2008 is a reclassification of approximately $1.5 million for each period from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased the primary asset of this partnership consisting of one of the Company’s leased stores.  See Note 14 to Consolidated Financial Statements for further information.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first half of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first half of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended September 27, 2008.

Seasonality and Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience some seasonal fluctuations in its net sales, operating income, and net income. The highest sales periods for the Company are the Christmas, Easter and Halloween seasons. A proportionately greater amount of the Company’s net sales and operating and net income is generally realized during the fiscal third quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

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

The Company adopted SFAS 159 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At September 27, 2008, the Company had $119.3 million in securities maturing at various dates through May 2046, with approximately 69% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity, auction rate securities, asset-backed securities, commercial paper and money market funds.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At September 27, 2008, the fair value of investments approximated the carrying value.  Based on the investments outstanding at September 27, 2008, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $1.6 million or 1.4%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness surrounding the Company’s inventory accounts as of the end of fiscal year 2008, which was not remediated during the period covered by this Report, the Company’s disclosure controls and procedures were not effective as of September 27, 2008.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2009, the Company made changes in its internal control over financial reporting in the area of its inventory accounts that materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company implemented a higher percentage of store physical inventory counts and has implemented additional monitoring tools to identify and track inventory trends by location in a more timely manner.

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

Vargas vs. 99¢ Only Stores; Washington vs. 99¢ Only Stores (coordinated in Ventura County Superior Court). On June 19, 2006, plaintiff Joanna Vargas filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt employees.  The Vargas lawsuit alleged non-payment of wages, non-payment of overtime wages, failure to provide or pay for meal or rest breaks and associated claims.  The Vargas lawsuit sought compensatory, special and punitive damages in unspecified amounts, penalties, attorney fees and injunctive relief.  The Company responded to the Vargas complaint and denied all material allegations therein.  On October 31, 2006, plaintiff Chantelle Washington filed a putative class action lawsuit against the Company seeking to represent its California retail non-exempt cashier employees with respect to similar claims, alleging the failure to provide or pay for meal or rest breaks and associated claims.  The Washington lawsuit sought compensatory damages and/or penalties in unspecified amounts, as well as equitable relief, attorney fees and interest.  The Vargas and Washington actions were coordinated in Ventura County Superior Court.

In November 2007, the Company and both plaintiffs entered into a settlement agreement providing for a maximum settlement payment of $3.2 million (including attorneys’ fees).  Because of the claims-made aspect of the settlement and the fact that many class members did not submit valid claim forms for their portion of the settlement, a significant portion of the total settlement amount will go unclaimed and remain the property of the Company, thereby causing it to pay less than $3.2 million under the settlement.  Based upon the results of the final notice and claims process, the Company had a reserve for potential liability in these cases of $1.1 million as of March 27, 2008.  The Company paid approximately $0.8 million during the second quarter of fiscal 2009 and the remaining reserve as of September 27, 2008 related to this matter is approximately $0.3 million.

This settlement has been approved by the Court and the judgment entered.  No timely appeal was taken from the judgment, which is now final and results in the dismissal of all rest and meal period claims and all related claims for non-exempt California employees that accrued through September 1, 2007 (except for those 105 class members who properly opted out of the settlement).

Others.  The Company is named as a defendant in numerous other legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on either the Company’s financial position, results of operations, or overall liquidity.

Item 1A.	Risk Factors

Reference is made to Item 1A. Risk Factors, in the Company’s Form 10-K for the year ended March 29, 2008, for information regarding the most significant factors affecting the Company’s operations.  There have been no material changes in these factors through September 27, 2008, other than as set forth below.

Our operations are concentrated in California

As of September 27, 2008, all but 195 of our 279 stores were located in California (with 48 stores in Texas, 24 stores in Arizona and 12 stores in Nevada), and we have decided to exit the Texas market.  We expect to continue to open additional stores in California, as well as in Nevada and Arizona.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy.  Further declines in retail spending due to worsening economic conditions in California may negatively impact our operations and profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted "living wage" laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities, such as newly enacted recycling laws and limitations on bags that may be used, may further pressure our margins.

Exit of Texas market

On September 17, 2008, we announced our decision to exit the Texas market.  We will incur cash and non-cash charges in connection with this exit plan, as discussed above under Note 12 to the Consolidated Financial Statements, the amount of which we cannot predict with certainty.  We are currently evaluating alternatives to accomplish our exit plan, including a possible sale of the Texas operations to our founder and Chairman, Dave Gold.  If Dave Gold purchases our Texas operations, there is a possibility that he may not continue to serve as our Chairman and a member of our Board of Directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information on common stock repurchases, see Note 10 to Consolidated Financial Statements for the second quarter ended September 27, 2008, which is incorporated by reference in this Item 2.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

RESULTS OF VOTING AT 2008 ANNUAL SHAREHOLDERS MEETING

The Company held its 2008 Annual Meeting of Shareholders on September 23, 2008. A quorum of shareholders was present either in person or by proxy.  There were three matters submitted to a vote of the shareholders.

1.	The first matter was the election of nine directors. All directors who were nominated were elected. The results of the election are set forth in the following table:

Directors	For	Against	Abstain
Eric Schiffer	57,387,182	8,449,571	216,007
Lawrence Glascott	54,779,040	11,064,338	209,383
David Gold	57,133,206	8,856,027	63,529
Jeff Gold	55,901,139	10,089,257	62,365
Marvin Holen	54,794,726	11,051,372	206,662
Howard Gold	54,957,044	11,035,166	60,551
Eric Flamholtz	57,000,230	1,171,388	7,881,145
Jennifer Holden Dunbar	47,951,622	17,897,216	203,923
Peter Woo	55,851,382	2,319,696	7,881,682

2.
The second matter was to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending March 28, 2009.  This proposal was approved.  The results are set forth in the following table:

For	Against	Abstain
65,716,327	127,834	208,601

3.
The third matter was a shareholder proposal to ask the board of directors to redeem any poison pill, unless such poison pill approved by a shareholder vote.  This proposal was approved.  The results are set forth in the following table:

For	Against	Abstain	Broker Non-Votes
30,079,531	29,539,933	180,824	6,252,478

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: November 5, 2008	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer