Form 10-Q
period 2008-12-27
99 CENTS ONLY STORES
filed 2009-02-05
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11735

99¢ ONLY STORES

(Exact name of registrant as specified in its charter)

California	95-2411605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Union Pacific Avenue, City of Commerce, California	90023 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (323) 980-8145

Former name, address and fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value 69,948,631 Shares as of February 1, 2009

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$15,742	$9,462
Short-term investments	89,285	80,393
Accounts receivable, net for allowance of doubtful accounts of $100 and $159 at December 27, 2008 and March 29, 2008, respectively	1,955	2,144
Income taxes receivable	2,845	2,712
Deferred income taxes	29,221	29,221
Inventories, net	176,534	138,167
Assets held for sale	7,521	8,724
Other	3,532	7,217
Total current assets	326,635	278,040
Property and equipment, net	275,250	287,082
Long-term deferred income taxes	29,039	27,906
Long-term investments in marketable securities	30,126	41,852
Deposits and other assets	14,130	14,530
Total assets	$675,180	$649,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,715	$25,048
Payroll and payroll-related	12,414	10,181
Sales tax	6,979	5,527
Other accrued expenses	21,139	16,511
Workers’ compensation	42,892	42,814
Current portion of capital lease obligation	63	59
Construction loan, current	—	7,319
Total current liabilities	132,202	107,459
Deferred rent	10,215	10,663
Deferred compensation liability	3,163	4,213
Capital lease obligation, net of current portion	535	584
Other liabilities	454	—
Total liabilities	146,569	122,919
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,947,313 shares at December 27, 2008 and 70,060,491 shares at March 29, 2008	231,865	228,673
Retained earnings	299,105	298,478
Other comprehensive loss	(2,359)	(660)
Total shareholders’ equity	528,611	526,491
Total liabilities and shareholders’ equity	$675,180	$649,410

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Third Quarter Ended		For the Three Quarters Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Net Sales:
99¢ Only Stores	$340,988	$314,630	$943,105	$878,104
Bargain Wholesale	10,093	10,345	30,676	30,753
Total sales	351,081	324,975	973,781	908,857

Cost of sales (excluding depreciation and amortization expense shown separately below)	208,248	194,470	591,385	556,121
Gross profit	142,833	130,505	382,396	352,736
Selling, general and administrative expenses:
Operating expenses	117,109	110,021	353,010	324,965
Depreciation and amortization	8,835	8,297	26,236	24,761
Total selling, general and administrative expenses	125,944	118,318	379,246	349,726
Operating income	16,889	12,187	3,150	3,010
Other (income) expense:
Interest income	(835)	(1,746)	(3,067)	(5,612)
Interest expense	370	186	778	581
Other	227	—	1,582	(345)
Total other (income), net	(238)	(1,560)	(707)	(5,376)
Income before provision for income taxes and minority interest	17,127	13,747	3,857	8,386
Provision for income taxes	4,674	4,225	972	1,071
Net income before minority interest	12,453	9,522	2,885	7,315
Minority interest	—	—	(1,357)	—
Net income	$12,453	$9,522	$1,528	$7,315
Earnings per common share:
Basic	$0.18	$0.14	$0.02	$0.10
Diluted	$0.18	$0.14	$0.02	$0.10
Weighted average number of common shares outstanding:
Basic	69,985	70,060	70,021	70,038
Diluted	70,177	70,060	70,084	70,136

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	December 27, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$1,528	$7,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,236	24,761
Loss on disposal of fixed assets	341	42
Gain on sale of partnerships	(760)	—
Fixed assets impairment	10,355	531
Investments impairment	1,677	—
Minority interest in partnership	1,357	—
Excess tax deficiency (benefit) from share-based payment arrangements	7	(130)
Deferred income taxes	(1,133)	—
Stock-based compensation expense	2,488	3,567
Tax benefit from exercise of non qualified employee stock options	—	247
Changes in assets and liabilities associated with operating activities:
Accounts receivable	189	798
Inventories	(36,981)	(11,603)
Deposits and other assets	788	1,352
Accounts payable	22,259	(729)
Accrued expenses	9,894	3,164
Accrued workers’ compensation	78	(746)
Income taxes	(133)	(3,273)
Deferred rent	(448)	1,541
Net cash provided by operating activities	37,742	26,837
Cash flows from investing activities:
Purchases of property and equipment	(26,797)	(34,553)
Sale of fixed assets	257	—
Purchases of investments	(50,158)	(242,696)
Sales and maturity of available for sale securities	48,483	250,456
Proceeds from sale of partnership asset	2,218	—
Acquisition of partnership assets	(4,566)	—
Net cash used in investing activities	(30,563)	(26,793)
Cash flows from financing activities:
Repurchases of common stock	(901)	—
Payments of capital lease obligation	(45)	(42)
Proceeds from exercise of stock options	54	812
Proceeds from the consolidation of construction loan	—	20
Excess tax (deficiency) benefit from share-based payment arrangements	(7)	130
Net cash (used in) provided by financing activities	(899)	920
Net increase in cash	6,280	964
Cash and cash equivalents - beginning of period	9,462	983
Cash and cash equivalents - end of period	$15,742	$1,947

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 29, 2008 and notes thereto included in the Form 10-K of 99¢ Only Stores (“the Company”) for the fiscal year ended March 29, 2008 (“fiscal 2008”).  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 28, 2009 (“fiscal 2009”).

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and will end on March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended March 29, 2008. The third quarter ended December 27, 2008 (“third quarter of fiscal 2009”) had 91 days while the third quarter ended December 31, 2007 (“third quarter of fiscal 2008”) had 92 days. The period ended December 27, 2008 (“the first three quarters of fiscal 2009”) had 273 days while the period ended December 31, 2007 (“the first three quarters of fiscal 2008”) had 275 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products.  As of December 27, 2008, the Company operated 281 retail stores with 198 in California, 47 in Texas, 24 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balances held at financial institutions are generally in excess of federally insured limits.  The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds, and certain perpetual preferred stocks with periodic recurring dividend payments that are less than 2% of the Company’s cash and investment portfolio.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of December 27, 2008 and March 29, 2008.  See Note 3, “Investments.”  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores) require management judgment and estimates that may impact the ending inventory valuation and valuation allowances may affect the reported gross margin for the period.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of December 27, 2008 and March 29, 2008, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $3.5 million and $2.1 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Owned buildings and improvements	Lesser of 30 years or the estimated useful life of the improvement

Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term

Fixtures and equipment	3-5 years

Transportation equipment	3-5 years

Information technology systems	For major corporate systems, estimated useful life up to 7 years; for functional stand alone systems, estimated useful life up to 5 years

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

During the first three quarters of fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of $10.1 million related to the Company’s decision to exit the Texas market and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 12 to Consolidated Financial Statements and the Company’s Form 8-K filed on September 18, 2008 for further information regarding the charges related to Company’s Texas operations.  Note that additional charges related to the Texas operations are expected to be recorded in the fourth quarter of fiscal 2009 when stores in Texas are actually closed in accordance with management’s exit plan including lease abatements and closing costs. During the first three quarters of fiscal 2008, due to the underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.5 million.  During the third quarter of fiscal 2009 and 2008, the Company did not record any asset impairment charges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. The Company has estimated the fair value for each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirement of SFAS No. 123(R) and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment and periodic vesting requirements. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years.   The Company also accounts for stock based performance unit awards and stock awards based on the stock value at the time the awards are granted and performance and vesting criteria.

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

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 27, 2008 and March 29, 2008.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.1 million and $1.7 million for the third quarter of fiscal 2009 and 2008, respectively.  Advertising expenses were $3.6 million and $4.3 million for the first three quarters of fiscal 2009 and 2008.

Statements of Cash Flows

Non-cash investing activities included $1.4 million and $0.8 million in fixed assets purchase accruals for the first three quarters of fiscal 2009 and 2008, respectively.  Non-cash investing activities also included $9.3 million of partnership foreclosure trustee sale proceeds.  Non-cash financing activities included a $7.3 million loan payment.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets (liabilities) recorded at fair value on a recurring basis as of December 27, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3
Description
Available for sale investments	$119,411	$69,416	$37,763	$12,232

Level 1 investments include money market funds and perpetual preferred stocks of $68.5 million and $0.9 million, respectively.  Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $20.0 million, $12.2 million and $5.6 million, respectively.  Level 3 investments include auction rate securities of $12.2 million.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  Based on the estimated fair value, the Company recorded a temporary reduction in the valuation of these securities of $2.0 million as of December 27, 2008.  These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss of $1.2 million, net of tax, related to these securities is included in other comprehensive loss in the current period.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) as of December 27, 2008
Auction Rate Securities	Third quarter	First three quarters
Description
Beginning balance	$14,070	$—
Transfers into Level 3	—	15,492
Total realized/unrealized losses:
Included in earnings	—	—
Included in other comprehensive loss	(1,258)	(1,975)
Sales and redemptions	(580)	(1,285)
Ending balance	$12,232	$12,232

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$(1,258)	$(1,975)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 27, 2008	March 29, 2008
Property and equipment
Land	$69,590	$64,442
Buildings	86,319	86,970
Building improvements	61,139	46,938
Leasehold improvements	128,727	136,366
Fixtures and equipment	117,129	108,357
Transportation equipment	5,036	3,625
Construction in progress	15,474	32,886
Total property and equipment	483,414	479,584
Less: accumulated depreciation and amortization	(208,164)	(192,502)
Property and equipment, net	$275,250	$287,082

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 27, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$68,525	$—	$—	$68,525
Auction rate securities	14,207	—	(1,975)	12,232
Municipal bonds	19,983	42	—	20,025
Asset-backed securities	12,932	23	(756)	12,199
Corporate securities	7,695	—	(1,265)	6,430
Total	$123,342	$65	$(3,996)	$119,411

Reported as:
Short-term investments				$89,285
Long-term investments in marketable securities				30,126
Total				$119,411

	March 29, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$54,938	$—	$—	$54,938
Auction rate securities	18,202	—	—	18,202
Municipal bonds	24,158	23	(5)	24,176
Asset-backed securities	18,338	37	(249)	18,126
Corporate securities	7,708	276	(1,181)	6,803
Total	$123,344	$336	$(1,435)	$122,245

Reported as:
Short-term investments				$80,393
Long-term investments marketable securities				41,852
Total				$122,245

The auction rate securities the Company holds generally are long-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $12.2 million and $15.5 million of its auction rate securities in non-current assets on the Company’s balance sheet as of December 27, 2008 and March 29, 2008, respectively.  The Company has classified these securities as Level 3 securities, and has not recognized any impairment charges related to these securities because it believes that based on the credit ratings of the issuers, the decline in the fair market value is temporary, and the Company has the ability to hold these securities until the full value is realized, for years if necessary.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of December 27, 2008 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$20,714	$20,771
Due after one year through five years	19,137	17,393
Due after five years	12,581	11,842
	$52,432	$50,006

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $3.9 million as of December 27, 2008.  Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $1.1 million as of March 29, 2008.  The tax effected losses on net unrealized holdings of available for sale securities were $0.8 million and $1.7 million for the third quarter and the first three quarters of fiscal 2009, respectively.  The tax effected losses on net unrealized holdings of available for sale securities were $0.5 million and $0.9 million for the third quarter and the first three quarters of fiscal 2008.  The tax effected gains and losses are included in other comprehensive loss.  The Company has not recognized any impairment charges related to these unrealized losses in the third quarter because it believes that based on the credit ratings of the issuers, the decline in the fair market value is temporary, and the Company has the ability to hold these securities until the full value is realized, for years if necessary.

There were no realized gains from sales of available for sale securities for the third quarter of fiscal 2009.  Realized gains from sales of available for sale securities for the first three quarters of fiscal 2009 were $0.3 million.  Realized gains from sales of available for sale securities were $0.3 million for the third quarter and the first three quarters of fiscal 2008.  There were no gross realized losses from sales of available for sale securities for the third quarter and the first three quarters of fiscal 2009.  There were no gross realized losses for the third quarter of fiscal 2008 while the gross realized losses from sales of available for sale securities for the first three quarters of fiscal 2008 were $3,000 (three thousand dollars).

During the second quarter of fiscal 2009, the Company determined that the decline in the fair value of certain of its available for sale securities were other than temporary due to a bankruptcy filing.  As result, during the first three quarters of fiscal 2009, the Company recognized $1.7 million in impairment charges due to Lehman Brothers’ securities held by the Company.  The impairment charge of $1.7 million is reported as other expense on the Company’s consolidated statements of income.

Proceeds from the sales of available for sale securities were $18.9 million and $48.5 million for the third quarter and the first three quarters of fiscal 2009, respectively.  Proceeds from the sales of available for sale securities were $148.3 million and $250.5 million for the third quarter and the first three quarters of fiscal 2008, respectively.

4.	Comprehensive Income (Loss)

The following table sets forth the calculation of comprehensive income (loss), net of tax effects for the periods indicated (in thousands):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Net income	$12,453	$9,522	$1,528	$7,315

Unrealized holding losses on marketable securities, net of tax effects	(760)	(517)	(2,441)	(762)
Reclassification adjustment, net of tax effects	(70)	—	742	(206)
Total unrealized holding losses, net	(830)	(517)	(1,699)	(968)
Total comprehensive income (loss)	$11,623	$9,005	$(171)	$6,347

5.	Earnings Per Share

“Basic” earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
Net income	$12,453	$9,522	$1,528	$7,315
Weighted average number of common shares outstanding – basic	69,985	70,060	70,021	70,038
Dilutive effect of outstanding stock options	192	—	63	98
Weighted average number of common shares outstanding – diluted	70,177	70,060	70,084	70,136
Basic earnings per share	$0.18	$0.14	$0.02	$0.10
Diluted earnings per share	$0.18	$0.14	$0.02	$0.10

For the third quarter of fiscal 2009 and 2008, stock options of 3.1 million and 6.0 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive. For the first three quarters of fiscal 2009 and 2008, stock options of 5.3 million and 3.3 million shares, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 1.5 million were available as of December 27, 2008 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011.   The Compensation Committee has also approved grants of Performance Stock Units discussed further below (see also Form 8-K filed on January 16, 2008).

Valuation Information Under SFAS No. 123(R)

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	For the Three Quarters Ended
	December 27, 2008	December 31, 2007
Risk-free interest rate	3.0%	4.5%
Expected life (in years)	5.0	4.9
Expected volatility	55.1%	43.9%
Expected dividend yield	None	None

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

Stock Option Activity

Option activity under the Company’s stock option plan in the first three quarters of fiscal 2009 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,471,000	$16.02
Granted	122,000	$9.76
Exercised	(5,000)	$10.44		$6,000
Cancelled	(705,000)	$13.52
Outstanding at the end of the period	5,883,000	$16.20	5.28	$2,759,000
Exercisable at the end of the period	4,751,000	$18.02	4.49	$345,000

For the third quarter and the first three quarters of fiscal 2009, the Company incurred non-cash stock-based compensation expense of $0.7 million and $2.5 million, respectively, which was recorded as operating expense. For the third quarter and the first three quarters of fiscal 2008, the Company incurred non-cash stock-based compensation expense of $1.1 million and $3.6 million, respectively, which was recorded as operating expense.  As of December 27, 2008, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the first three quarters of fiscal 2009 and 2008 was $4.2 million, and $6.8 million, respectively.

Performance Stock Units

During fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of December 27, 2008 the Company had 1.6 million PSUs issued and outstanding. The following table summarizes the PSUs activity in the first three quarters of fiscal 2009:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,627,000	$6.75
Granted	127,000	$9.21
Forfeited	(115,000)	$6.58
Outstanding at the end of the period	1,639,000	$6.95

Vested at the end of the period	—	—

For PSUs, compensation expense is recognized only when it is probable that the performance criteria will be met. The fair value of the PSUs is based on the stock price on the grant date. No PSUs vested during the first three quarters of fiscal 2009 as none of the performance criteria were met.  As of December 27, 2008 the unvested future compensation expense, assuming all the performance criteria will be met within the specified time frames, was $11.4 million.

7.	Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”).  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of March 29, 2008.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta partnership.  After the timeline for completion of the sale passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  During the third quarter of fiscal 2009, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The $9.3 million included the Company’s purchase of land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties. The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with FIN 46(R), the Company has included the partner’s share of the loss of approximately $0.3 million in its operating expenses.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.

The Company also has an interest in a partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value for approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended December 27, 2008.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first three quarters of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first three quarters of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended December 27, 2008.

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

Credit Facilities

The Company’s debt includes a construction loan of $7.3 million as of March 29, 2008 as a result of the consolidation of a variable interest partnership entity. The loan bore a fixed interest rate of 8.75%.  For the third quarter and the first three quarters of fiscal 2009, the partnership paid interest costs in the amount of $0.3 million and $0.7 million, respectively.  For the third quarter and the first three quarters of fiscal 2008, the partnership paid interest costs in the amount of $0.2 million and $0.5 million, respectively.   The minority partner had guaranteed the bank loan, and the Company did not make any guarantees or incur direct liability outside the partnership for this loan.  The assets of the partnership were collateralized under the construction loan.  During the third quarter of fiscal 2009, the bank foreclosed on the shopping center related to this partnership. The bank’s loan was recovered due to the sale of the partnership’s property in a foreclosure sale.  As a result, the Company does not have any outstanding debt as of December 27, 2008.  See Note 7 to Consolidated Financial Statements above for further information.

The Company does not maintain any credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At December 27, 2008 and March 29, 2008, the Company had recorded a liability of $42.8 million and $42.7 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability less than $0.1 million at December 27, 2008 and March 29, 2008 for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is named as a defendant in numerous legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.

10.	Stock Repurchase Program

The Company had no share purchases during the third quarter ended December 27, 2008. As of December 27, 2008 the Company had approximately $29.1 million remaining under Board approved repurchase authorizations.

The following table relates to purchases of the Company’s shares by the Company or any of its “affiliated purchasers” (as such term is defined in Rule 10b-18(b)(3) under the Securities Exchange Act) during the first three quarters ended December 27, 2008:

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

(1)  On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  All of the shares repurchased by the Company during the second quarter ended September 27, 2008 were purchased in open market transactions through this program.  The average price for shares purchased by the Company during the second quarter was $7.61.  The program has no expiration date.

(2)  Includes 173,698 shares acquired by our Chairman, Dave Gold, an affiliated purchaser, in open market purchases.

11.	Operating Segments

The Company had presented Bargain Wholesale as a separate operating segment in the past.  Bargain Wholesale is not material to the Company’s consolidated financial statements and, starting with the first quarter of fiscal 2009, the Company has determined not to disclose Bargain Wholesale as a separate operating segment.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

12.	Texas Market Plans

As announced on September 17, 2008, the Company’s Board of Directors, together with its management team, made a decision to exit the Company’s Texas market.  The Company’s exit plan anticipated that it would cease all operations and complete the sale of its assets within one year.  The determination to take this action resulted after a thorough review of sales and profit performance of the Company’s Texas stores.  As a result of the decision to close its Texas operations, the Company recognized an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores during the first three quarters of fiscal 2009.  This non-cash charge is recorded within selling, general and administrative expenses in the consolidated statements of operations.  The Company did not record any impairment charges related to leasehold improvements during the third quarter of fiscal 2009.  During the third quarter of fiscal 2009, the Company also recognized severance expenses of approximately $1.4 million related to Texas operations of which approximately $1.3 million was paid during the third quarter of fiscal 2009.

On September 29, 2008, the Company announced that in response to a proposal by the Company’s Chairman Dave Gold to acquire the Company’s Texas operations, the Company’s Board of Directors formed a special committee of independent board members to consider this proposal as well as other proposals or alternatives to accomplish the exit plan.  On January 31, 2009, following evaluation of Dave Gold’s proposal by a Special Committee of independent directors of the Company’s Board, the Board adopted the recommendation of the Special Committee to reject the proposal.

In the course of the Board’s deliberations, the Board noted that same-store sales in Texas had increased at a rate of 8.6% during the four week period ended January 24, 2009, compared to a rate of 0.8% during the five week period ended December 27, 2008.  In light of this significant improvement in sales results and the state of the economy, the Board concluded it would be prudent to continue to observe sales and other financial results in Texas for a limited period before taking permanent actions that would effectively close off any opportunity to continue the Texas operations.  After additional discussion following the January 31st Board meeting, the Board voted on February 2nd  to continue operations in approximately two thirds of its Texas stores, and continue to operate its Texas distribution center to support these stores, in order to allow the Board to continue to monitor sales trends and other financial results in those stores. Depending on future sales and other financial results in Texas, the Board could permanently reverse its September decision and decide to maintain operations in Texas.

The actual amount of non-cash and cash charges incurred by the Company in connection with the Texas exit plan may be different than the estimated amounts set forth in the Company’s Form 8-K filed on September 18, 2008.  The Company can not predict with certainty the actual costs of continued operations in Texas or potential exit plans or precisely when these costs will be incurred over the course of the upcoming evaluation period.

13.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at December 27, 2008 was $7.4 million.  The Company commenced marketing the sale of the warehouse during the fourth quarter of fiscal 2008 and anticipates selling the warehouse in excess of the book value and the selling costs.  No assurance can be given as to when and for how much the warehouse will be sold.

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

For the third quarter of fiscal 2009, the Company had net sales of $351.1 million, operating income of $16.9 million and net income of $12.5 million.  Sales increased during the third quarter of fiscal 2009, primarily due to a 4.2% increase in same-store sales, the full quarter effect of nine new stores opened in fiscal 2008 and 17 new stores opened in fiscal 2009.  For the first three quarters of fiscal 2009, the Company had net sales of $973.8 million, operating income of $3.2 million and net income of $1.5 million. Sales increased during the first three quarters of fiscal 2009, primarily due to a 2.9% increase in same-store sales, the full year effect of 14 new stores opened in fiscal 2008 and 17 new stores opened in fiscal 2009.

For the first three quarters of fiscal 2009, the Company opened 12 stores in California, two stores in Texas, two in Arizona, and one in Nevada.  The Company plans to open approximately two additional stores during the balance of fiscal 2009.

The Company believes that growth in sales for the remainder of fiscal 2009 will result from new store openings in its existing states and increases in same-store sales.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution warehouse costs and transportation to and from stores in its cost of sales, which totaled $19.4 million and $18.4 million for the third quarter of fiscal 2009 and 2008, respectively and totaled $56.8 million and $54.2 million for the first three quarters of fiscal 2009 and 2008, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 27, 2008	December 31, 2007	December 27, 2008	December 31, 2007
NET SALES:
99¢ Only Stores	97.1%	96.8%	96.8%	96.6%
Bargain Wholesale	2.9	3.2	3.2	3.4
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.3	59.8	60.7	61.2
Gross profit	40.7	40.2	39.3	38.8

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.4	33.9	36.3	35.8
Depreciation and amortization	2.5	2.6	2.7	2.7
Total selling, general and administrative	35.9	36.4	38.9	38.5
Operating income	4.8	3.8	0.3	0.3
OTHER (INCOME) EXPENSE:
Interest income	(0.2)	(0.5)	(0.3)	(0.6)
Interest expense	0.1	0.1	0.1	0.1
Other	0.1	0.0	0.2	0.0
Total other (income), net	(0.1)	(0.5)	(0.1)	(0.6)
Income before provision for income taxes and minority interest	4.9	4.2	0.4	0.9
Provision for income taxes	1.3	1.3	0.1	0.1
Minority interest	—	—	(0.1)	—
NET INCOME	3.5%	2.9%	0.2%	0.8%

For the Third Quarter Ended December 27, 2008 Compared to the Third Quarter Ended December 31, 2007

Net Sales: Net sales increased $26.1 million, or 8.0%, to $351.1 million for the third quarter of fiscal 2009 compared to $325.0 million for the third quarter of fiscal 2008.  Retail sales increased $26.4 million, or 8.4%, to $341.0 million for the third quarter of fiscal 2009 compared to $314.6 million for the third quarter of fiscal 2008. The full quarter effect of nine stores opened in fiscal 2008 increased sales by $3.0 million for the third quarter of fiscal 2009 and the effect of 17 new stores opened in fiscal 2009 increased retail sales by $15.5 million.  In addition, same-store sales were up 4.2% for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, primarily due to food and grocery category growth.  This included an approximate 1.3% increase in transaction counts as well as 2.8% increase in average ticket size to $9.83 from $9.56.

Gross Profit: Gross profit increased $12.3 million, or 9.4%, to $142.8 million for the third quarter of fiscal 2009 compared to $130.5 million for the third quarter of fiscal 2008.  As a percentage of net sales, overall gross margin increased to 40.7% for the third quarter of fiscal 2009 compared to 40.2% for the third quarter of fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in spoilage/shrink to 3.0% of net sales in the third quarter of fiscal 2009 from 3.4% of net sales in the third quarter of fiscal 2008, primarily due to a decrease in recorded scrap from perishables and a reduction in the shrink reserves based on the trend of physical inventories taken during the third quarter of fiscal 2009.  In addition, the increase in gross profit margin was also due to a decrease in cost of products sold to 55.6% for the third quarter of fiscal 2009 compared to 56.2% for the third quarter of fiscal 2008, due to the full effect of the retail pricing strategy implemented in the second half of fiscal 2008 as well as due to the Company’s decision on September 8, 2008, to increase its price to 99.99 cents from 99 cents.  The remaining change is primarily due to higher in-bound freight costs and lower card board recycled revenue, included in cost of sales.

Operating Expenses:  Operating expenses increased by $7.1 million, or 6.4%, to $117.1 million for the third quarter of fiscal 2009 compared to $110.0 million for the third quarter of fiscal 2008.  As a percentage of net sales, operating expenses decreased to 33.4% for the third quarter of fiscal 2009 from 33.9% for the third quarter of fiscal 2008. Of the 50 basis points decrease in operating expenses as a percentage of sales, retail operating expenses decreased by 80 basis points, distribution and transportation decreased by 20 basis points while corporate expenses were flat. These decreases were offset by 50 basis points increase in other items included in other operating expenses.

Retail operating expenses decreased as a percentage of sales by 80 basis points to 23.0% of net sales, increasing by $3.2 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  The decrease as a percentage of sales was primarily due to lower payroll-related expenses as a result of improvement in labor productivity and due to leveraging the comparable same-stores sales as well as lower advertising expenses during the third quarter of fiscal 2009.  These decreases were partially offset by slight increases in costs related to utilities and repairs and maintenance as a percentage of net of sales.

Distribution and transportation expenses decreased as a percentage of sales by 20 basis points, increasing by $1.0 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease as a percentage of sales, despite year over year increases in minimum wage and freight rates, was primarily due to the improvements in labor productivity derived from utilization of more automated methods in conjunction with new racking systems and due to increased efficiencies in transportation.

Corporate operating expenses were flat as a percentage of sales to 3.8% of net sales, increasing by $1.1 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

The remaining operating expenses increased as a percentage of sales by 50 basis points, increasing by $1.8 million for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.   The increase in the other operating expenses was primarily due to a severance charge of approximately $1.4 million during the third quarter of fiscal 2009, related to the Company’s Texas operations due to the Company’s decision to exit the Texas Market during the second quarter of fiscal 2009.  The increase was also due to a loss on a foreclosure sale of the shopping center of a Company’s partnership of approximately $0.5 million and inclusion of the partner’s loss of approximately $0.3 million as discussed in Note 7 to Consolidated Financial Statements.  These increases were partially offset by a reduction in stock based expense of $0.4 million in the third quarter of fiscal 2009 compared to third quarter of fiscal 2008.

Depreciation and Amortization: Depreciation and amortization increased $0.5 million, or 6.5%, to $8.8 million for the third quarter of fiscal 2009 compared to $8.3 million for the third quarter of fiscal 2008, primarily as a result of three new stores opened during the third quarter of fiscal 2009, the full quarter effect of nine new stores opened in fiscal 2008, and additions to existing stores, distribution centers and information technology systems.  Depreciation as a percentage of sales decreased to 2.5% from 2.6%, primarily due to same-stores sales increases.

Operating Income: Operating income was $16.9 million for the third quarter of fiscal 2009 compared to operating income of $12.2 million for the third quarter of fiscal 2008, due to increase in gross profit as a result of higher sales and lower cost of sales as well as lower operating expenses as a percentage of sales.  Operating income as a percentage of net sales increased to 4.8% for the third quarter of fiscal 2009 from 3.8% for the third quarter of fiscal 2008.

Other Income, net: Other income decreased $1.4 million to $0.2 million for the third quarter of fiscal 2009 compared to $1.6 million for the third quarter of fiscal 2008.  The decrease was primarily due to lower interest income which decreased to $0.8 million for the third quarter of fiscal 2009 from $1.7 million for the third quarter of fiscal 2008, due to lower interest rates and slightly lower investment balances.  The remaining decrease in other income is due to increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was $4.7 million for the third quarter of fiscal 2009 compared to $4.2 million for the third quarter of fiscal 2008, due to the increase in pre-tax income.  The effective rate of the provision for income taxes was approximately 27.2% and 30.7% for the third quarter of fiscal 2009 and 2008, respectively.   There was no material change in the net amount of unrecognized tax benefits in the third quarter of fiscal 2009.

Net Income: As a result of the items discussed above, net income increased $3.0 million to $12.5 million for the third quarter of fiscal 2009 compared to net income of $9.5 million for the third quarter of fiscal 2008.

For the First Three Quarters Ended December 27, 2008 Compared to the First Three Quarters Ended December 31, 2007

Net Sales: Net sales increased $64.9 million, or 7.1%, to $973.8 million for the first three quarters of fiscal 2009 compared to $908.9 million for the first three quarters of fiscal 2008.  Retail sales increased $65.0 million, or 7.4%, to $943.1 million for the first three quarters of fiscal 2009 compared to $878.1 million for the first three quarters of fiscal 2008.  The full year effect of 14 stores opened in fiscal 2008 increased sales by $21.8 million for the first three quarters of fiscal 2009 and the effect of 17 new stores opened in the first three quarters of fiscal 2009 increased retail sales by $29.2 million.  In addition, same-store sales were up 2.9% for the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008 due to an approximately 1.3% increase in transaction counts, as well as a 1.5% increase in average ticket size to $9.61 from $9.47 primarily driven by strong sales of produce.

Gross Profit: Gross profit increased $29.7 million, or 8.4%, to $382.4 million for the first three quarters of fiscal 2009 compared to $352.7 million for the first three quarters of fiscal 2008.  As a percentage of net sales, overall gross margin increased to 39.3% for the first three quarters of fiscal 2009 compared to 38.8% for the first three quarters of fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 57.2% for the first three quarters of fiscal 2009 compared to 57.7% for the first three quarters of fiscal 2008, due to the full effect of the retail pricing strategy implemented in the second half of fiscal 2008 as well as due to the Company’s decision on September 8, 2008, to increase its price to 99.99 cents from 99 cents.  The spoilage/shrink was flat at 3.1% of net sales in the first three quarters of fiscal 2009.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $28.0 million, or 8.6%, to $353.0 million for the first three quarters of fiscal 2009 compared to $325.0 million for the first three quarters of fiscal 2008.  As a percentage of net sales, operating expenses increased to 36.3% for the first three quarters of fiscal 2009 from 35.8% for the first three quarters of fiscal 2008.  Of  the 50 basis points increase in operating expenses as a percentage of sales, corporate expenses increased by 10 basis points, distribution and transportation decreased by 10 basis points and retail operating expenses decreased by 40 basis points.  The decreases are offset by a 90 basis points increase in other items included in other operating expenses.

Retail operating expenses decreased as a percentage of sales by 40 basis points to 24.6%, increasing by $12.7 million for the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008.  The decrease as a percentage of sales was primarily due to lower payroll-related expenses as a result of improvement in labor productivity and due to leveraging the comparable same-stores sales as well as lower advertising expenses during the first three quarter of fiscal 2009.  These decreases were partially offset by slight increases in costs related to various services and fees as well as repairs and maintenance as a percentage of net of sales.

Distribution and transportation costs decreased as a percentage of sales by 10 basis points to 5.8% of net sales, increasing by $2.6 million for the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008.  The decrease as a percentage of sales was primarily due to the overall improvements in productivity.

Corporate operating expenses increased as a percentage of sales by 10 basis points to 4.2% of net sales, increasing $3.3 million for the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008. The increase as a percentage of net sales was primarily due to higher salaries, benefits and legal costs.  These increases were partially offset by lower consulting and professional fees as a percentage of net sales.

The remaining operating expenses increased as a percentage of sales by 90 basis points to 1.6% of net sales, increasing by $9.4 million.  The increase during the first three quarters of fiscal 2009 was primarily due to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations and a $1.4 million severance charge due to the Company’s decision to exit the Texas Market.   The increase was also due to a loss on a foreclosure sale of the shopping center of a Company’s partnership of approximately $0.5 million and inclusion of the partner’s loss of approximately $0.3 million during the first three quarter of fiscal 2009.  These increases are partially offset by the gain on a sale of the primary asset of a partnership of approximately $0.2 million and inclusion of the partner’s gain of approximately $1.4 million during the first three quarters of fiscal 2009.  See Note 7 to Consolidated Financial Statements for further discussion of gains and losses related to the Company’s partnerships during the first three quarters of fiscal 2009.  In addition, there was a reduction in stock based compensation expense of $1.1 million in the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008.  The remaining change of $0.2 million was made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and Amortization: Depreciation and amortization increased $1.4 million, or 5.6%, to $26.2 million for the first three quarters of fiscal 2009 compared to $24.8 million for the first three quarters of fiscal 2008, primarily as a result of 17 new stores opened through December 27, 2008, the full year effect of 14 new stores opened in fiscal 2008, and additions to existing stores and distribution centers.  Depreciation and amortization as a percentage of net sales was flat at 2.7%.

Operating Income: Operating income was $3.2 million for the first three quarters of fiscal 2009 compared to operating income of $3.0 million for the first three quarters of fiscal 2008.

Other Income, Net: Other income decreased $4.7 million to $0.7 million for the first three quarters of fiscal 2009 compared to $5.4 million for the first three quarters of fiscal 2008. The decrease was primarily due to lower interest income which decreased to $3.1 million for the first three quarters of fiscal 2009 from $5.6 million for the first three quarters of fiscal 2008, primarily due to lower interest rates and slightly lower investment balances.  The decrease was also due to an impairment charge of approximately $1.7 million related to the Company’s available for sales securities during the first three quarters of fiscal 2009.  The remaining decrease in other income is due to increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was $1.0 million for the first three quarters of fiscal 2009 compared to a provision of $1.1 million for the first three quarters of fiscal 2008.  Excluding the discrete tax expense described below, the effective rate of the provision for income taxes was a benefit of approximately 21.0% for the first three quarters of fiscal 2009.  Excluding the discrete tax benefit described below, the effective rate of the provision for income taxes was approximately 28.5% for the first three quarters of fiscal 2008.  The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the first three quarters of fiscal 2009 compared to a discrete tax benefit of approximately $1.4 million related to a change in Texas net operating loss carryforward rules during the first three quarters of fiscal 2008.  Due to the Company’s plan to exit the Texas market, the Company does not believe that it is more likely than not that it will be able to realize this benefit.  There was no material change in the net amount of unrecognized tax benefits in the first three quarters of fiscal 2009.

Net Income: As a result of the items discussed above, net income decreased by $5.8 million, to a net income of $1.5 million for the first three quarters of fiscal 2009 compared to net income of $7.3 million for the first three quarters of fiscal 2008.

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

Net cash provided by operations during the first three quarters of fiscal 2009 and 2008 was $37.7 million and $26.8 million, respectively, consisting primarily of $42.1 million and $36.3 million, respectively, of net income adjusted for non-cash items. During the first three quarters of fiscal 2009, the Company used cash of $2.3 million in working capital and used cash of $2.1 million in other activities. During the first three quarters of fiscal 2008, the Company used cash of $12.4 million in working capital and provided cash of $2.9 million in other activities. Net cash used by working capital activities for the first three quarters of fiscal 2009 primarily reflects the increase in inventories and deferred rent. The increase in inventories was primarily due to the increase in sales and the number of stores.  These uses of working capital were partially offset by increases in accounts payable and accrued expenses.  Net cash used in working capital activities for the first three quarters of fiscal 2008 primarily reflects the increase in inventories and income taxes receivable, partially offset by increase in accrued expenses and decrease in accounts receivable.

Net cash used in investing activities during the first three quarters of fiscal 2009 and 2008, was $30.6 million and $26.8 million, respectively. In the first three quarters of fiscal 2009, the Company used $26.8 million and $4.6 million, respectively, for the purchase of property and equipment and acquisition of one of its partnership’s assets while the Company used $34.6 million for the purchase of property and equipment in the first three quarters of fiscal 2008.  In addition, the Company purchased $50.2 million and received proceeds of $48.5 million from sale and maturities of investments during the first three quarters of fiscal 2009.  The Company purchased $242.7 million and received proceeds of $250.5 million from sale and maturities of investments during the first three quarters of fiscal 2008.  In addition, the investing activities in the first three quarters of fiscal 2009 reflect the proceeds of $2.2 million from the sale of the assets of the Company’s partnerships as well as $0.3 million from the disposal of fixed assets.

Net cash used in financing activities during the first three quarters of fiscal 2009 was $0.9 million compared to net cash provided by financing activities $0.9 million for the first three quarters of fiscal 2008. Net cash used in financing activities during the first three quarters of fiscal 2009 is primarily composed of $0.9 million related to repurchase of Company’s common stock.  Net cash provided by financing activities during the first three quarters of fiscal 2008 is primarily composed of the proceeds from the exercise of stock options of $0.8 million and excess tax benefit of $0.1 million from share-based payment arrangements.

The Company estimates that total capital expenditures in fiscal 2009 will be approximately $48.6 million and will relate principally to property acquisitions of approximately $12.8 million, $24.3 million for leasehold improvements, fixtures and equipment for new store openings, and $11.5 million for other capital projects including the racking and reconfiguration of its Commerce warehouses and for information technology systems. The Company intends to fund its liquidity requirements in fiscal 2009 out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change. During the first three quarters of fiscal 2009, the Company repurchased a total of 118,378 shares of common stock at an average price of $7.61 per share, for a total of $0.9 million. The Company had no share repurchases during the third quarter ended December 27, 2008.  The Company had approximately $29.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 10-K report for the year ended March 29, 2008.  During the first three quarters of fiscal 2009, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031. The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the third quarter of fiscal 2009 and 2008 was $14.8 million and $13.7 million, respectively.  Rental expense charged to operations for the first three quarters of fiscal 2009 and 2008 was $44.5 million and $39.9 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company is the primary beneficiary of a variable interest entity to develop a shopping center in La Quinta, California, in which the Company leases a store (the “La Quinta Partnership”).  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million. These amounts are shown on the Company’s consolidated balance sheets as of March 29, 2008.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta partnership.  After the timeline for completion of the sale passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  During the third quarter of fiscal 2009, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The $9.3 million included the Company’s purchase of land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties. The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million. Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009. In accordance with FIN 46(R), the Company has included the partner’s share of the loss of approximately $0.3 million in its operating expenses.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.

The Company also has an interest in a partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entities, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million.  The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value for approximately $1.6 million as result of this purchase.  Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended December 27, 2008.

At March 29, 2008, the Company had an interest in an additional partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first three quarters of fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Operations for the first three quarters of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the quarter ended December 27, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At December 27, 2008, the Company had $119.4 million in securities maturing at various dates through May 2046, with approximately 75% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are less than 2% of the Company’s cash and investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At December 27, 2008, the fair value of investments approximated the carrying value.  Based on the investments outstanding at December 27, 2008, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $1.5 million or 1.2%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness surrounding the Company’s inventory accounts as of the end of fiscal year 2008, which was not remediated during the period covered by this Report, the Company’s disclosure controls and procedures were not effective as of December 27, 2008.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2009, the Company made changes in its internal control over financial reporting in the area of its inventory accounts that materially affected or are reasonably likely to materially affect its internal control over financial reporting.  The Company implemented a tracking report that monitors pallet movement from the distribution centers to the stores.  The Company also developed a new reconciliation process to tie the inventory sub-ledger to the general ledger during the third quarter of fiscal 2009.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is named as a defendant in numerous legal matters arising in the normal course of business. In management’s opinion, none of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.

Item 1A.	Risk Factors

Reference is made to Item 1A. Risk Factors, in the Company’s Form 10-K for the year ended March 29, 2008, for information regarding the most significant factors affecting the Company’s operations.  There have been no material changes in these factors through December 27, 2008, other than as set forth below.

Our operations are concentrated in California

As of December 27, 2008, 198 of our 281 stores were located in California (with 47 stores in Texas, 24 stores in Arizona and 12 stores in Nevada), and we have decided to exit the Texas market.  We expect to continue to open additional stores in California, as well as in Nevada and Arizona.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy.  Further declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products due to worsening economic conditions in California may negatively impact our operations and profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted "living wage" laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities, such as newly enacted recycling laws and limitations on bags that may be used, may further pressure our margins.

Texas market uncertainties

On September 17, 2008, we announced our decision to exit the Texas market and on February 2, 2009 we announced that we will close approximately one third of the stores in Texas and have suspended the exit plan for up to six months.  We will incur cash and non-cash charges in connection with the closings of stores in Texas and may incur additional charges in connection with the exit plan, as discussed above under Note 12 to the Consolidated Financial Statements.  We cannot predict with certainty the amount of these potential charges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information on common stock repurchases, see Note 10 to Consolidated Financial Statements for the third quarter ended December 27, 2008, which is incorporated by reference in this Item 2.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

23.1	Consent of Independent Valuation Firm

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: February 4, 2009	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer