Form 10-K
period 2009-03-28
99 CENTS ONLY STORES
filed 2009-06-10
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 26, 2008 was $518,458,871 based on a $11.11 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 68,407,486 Shares as of June 4, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008. The Company’s fiscal year 2007 (“fiscal 2007”) began on April 1, 2006 and ended on March 31, 2007.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products selling primarily at 99.99¢ or less.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.  As of March 28, 2009, the Company operated 279 retail stores with 199 in California, 43 in Texas, 25 in Arizona, and 12 in Nevada.  These stores averaged approximately 21,500 gross square feet.  In fiscal 2009, the Company’s stores open for the full year averaged net sales of $4.6 million per store and $273 per estimated saleable square foot, which the Company believes is the highest among all dollar store chains.  In fiscal 2009, 216 non-Texas stores open for the full year averaged net sales of $5.0 million per store and $301 per estimated saleable square foot and the 39 Texas stores open for the full year averaged net sales of $2.7 million per store and $142 per estimated saleable square foot.

The Company competes in the extreme value retail industry, also known as the deep discount industry, which it believes is one of the fastest growing retail sectors in the United States.  The Company opened its first 99¢ Only Stores location in 1982 and believes that it operates the nation’s oldest existing general merchandise chain where items are primarily sold at a price point of 99.99¢ or less.  For fiscal 2009, the Company expanded its store base, opening 19 new stores.  Of these newly opened stores, 13 stores are located in California, three stores in Arizona, one store in Nevada and two in Texas.  The Company closed five stores in Texas during fiscal 2009, including one store due to the hurricane which was re-opened in May 2009.  The Company also closed 10 more stores in Texas by mid-April 2009. In fiscal 2010, the Company plans to open approximately 15 new stores, with the majority of new stores expected to be in California and in the second half of fiscal 2010.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses and sometimes at prices higher than 99.99¢.  Bargain Wholesale represented 3.1% of the Company’s total sales in fiscal 2009.

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

The Company also sells wholesale merchandise, which is generally obtained through the same or shared purchases of the retail operations, through its Bargain Wholesale division.  The Company maintains showrooms at its main distribution facility in the City of Commerce, California and at the Company’s distribution facility outside Houston, Texas. Additionally, the Company has a showroom located in Chicago, Illinois. Advertising of wholesale merchandise is conducted primarily at trade shows and by catalog mailings to past and potential customers. Wholesale customers include a wide and varied range of major retailers, as well as smaller retailers, distributors, and wholesalers.

Wholesale sales are recognized in accordance with the shipping terms agreed upon on the sales order. Wholesale sales are generally recognized under FOB origin where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility.

Business Mission and Strategy

The Company’s mission is to provide a primary shopping destination for price-sensitive consumers and a fun treasure-hunt shopping experience for other value conscious consumers for food and other basic household items. The Company’s core strategy is to offer only good to excellent values on a wide selection of quality food and basic household items with a focus on name brands and an exciting assortment of surprises, at its primary price point of 99.99¢ or less, in attractively merchandised, clean and convenient stores.  The Company’s strategies to achieve its mission include the following:

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that can be purchased for 99.99¢ or less. During fiscal 2009, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment. The Company carries name-brand merchandise, off-brands and its own private-label items. The Company believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.  The Company’s total retail sales by product category for fiscal years 2009, 2008 and 2007 are set forth below:

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Product Category:
Food and grocery	56%	52%	51%
Household and housewares	14%	15%	15%
Health and beauty care	9%	9%	9%
Hardware	3%	3%	5%
Stationery and party	5%	5%	5%
Seasonal	3%	4%	4%
Other	10%	12%	11%
	100%	100%	100%

Fun Treasure-Hunt Shopping Experience. The Company’s practices of buying closeouts and other opportunistic purchases and selling them primarily for 99.99¢ or less, typically dramatically below retail prices, helps to create a sense of fun and excitement.  The constantly changing selection of these special extreme values, often in limited quantities, helps to create a sense of urgency when shopping and increase shopping frequency, while generating customer goodwill, loyalty and awareness via word-of-mouth.

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

Savvy Purchasing. The Company purchases merchandise at substantially discounted prices as a result of its buyers’ knowledge and experience in their respective categories, its negotiating ability, and its established reputation among its suppliers. The Company applies its negotiating ability to its purchasing of corporate supplies, construction, and services and strives to maintain a lean operating environment to reinforce its negotiating posture with suppliers.

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of March 28, 2009, the Company’s 279 existing 99¢ Only Stores averaged approximately 21,500 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store.

Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company’s retail operations by allowing the Company to be exposed to a broader selection of opportunistic buys and to generate additional sales with relatively small incremental operating expense. The Bargain Wholesale division sells to local, regional, national, and international accounts. The Company maintains showrooms in the City of Commerce, California where it is based, as well as in Houston, Texas and Chicago, Illinois.

Growth Strategy

The Company’s long-term growth plan is to become a premier nationwide extreme value retailer. Management believes that short-term growth, as of the date of this report, will primarily result from new store openings in its existing markets of California, Arizona and Nevada.

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

Long-Term Geographic Expansion. The Company’s long-term plan is to become a nationwide retailer by opening clusters of stores in densely populated geographic regions across the country. The Company believes that its strategy of consistently offering a broad selection of name-brand consumables at value pricing in a convenient store format is portable to other densely populated areas of the United States. In 1999, the Company opened its first 99¢ Only Stores location outside the state of California in Las Vegas, Nevada; Arizona followed in 2001 and Texas in 2003.

Real Estate Acquisitions. The Company considers both real estate lease and purchase opportunities, and may consider for future expansion the acquisitions of a chain, or chains, of retail stores in existing markets or other regions, primarily for the purpose of acquiring favorable locations.

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, generally at a significant discount from standard retail prices. All merchandise sold in the Company’s 99¢ Only Stores sells primarily for 99.99¢ per item, two or more items for 99.99¢ and items priced from 9¢ up to 99.99¢, as long as the price ends in a 9.

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square foot):

	Years Ended
	March 28, 2009		March 29, 2008		March 31, 2007		March 31, 2006		December 31, 2004
Net retail sales	$1,262,119		$1,158,856		$1,064,518		$984,293		$929,896
Annual net sales growth rate	8.9%		8.9%		8.2%		5.8%		13.9%
Store count at beginning of year	265		251		232		219	(f)	189
New stores	19		16		19		15		33
Stores closed	5	(a)	2	(c)	—		2	(g)	3	(j)
Total store count at year-end	279		265		251		232		219
Average net sales per store open the full years(h)	$4,642	(b)	$4,547	(d)	$4,421	(e)	$4,347	(i)	$4,603	(k)
Estimated store saleable square foot	4,703,630		4,521,091		4,337,974		4,040,096		3,796,153
Average net sales per estimated saleable square foot(h)	$273	(b)	$263	(d)	$254	(e)	$250	(i)	$270	(k)
Change in comparable net sales(l)	3.7%		4.0%		2.4%		0.3%		(1.8)%
(a) Four Texas underperforming stores were closed in fiscal 2009 and one additional store was closed due to a hurricane which was re-opened in May 2009.  The leases had expired for two of the four stores that were closed in Fiscal 2009.  See Footnote 10 to the financial statements for additional information regarding the Texas Market Plans.

(b) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store for 12 months ended March 28, 2009 and average sales per estimated saleable square foot of $142. All non-Texas stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(c) Two underperforming stores closed in Houston, Texas.

(d) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store for 12 months ended March 29, 2008 and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(e) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for 12 months ended March 31, 2007 and average sales per saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(f) Store count includes store activity from January 1, 2005 through March 31, 2006 due to the change in fiscal year. The Company operated 223 stores as of March 31, 2005.

(g) One store closed due to relocation and one due to an eminent domain action for the construction of a light railway project.

(h) For stores open for the entire fiscal year.

(i) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for 12 months ended March 31, 2006 and average sales per estimated saleable square foot of $111. All non-Texas stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

(j) Two smaller stores closed due to the presence of larger nearby 99¢ Only Stores and one store closed due to eminent domain for the construction of a new public school.

(k) Includes 17 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.2 million per store in 2004 and average sales per estimated saleable square foot of $101. All non-Texas stores open for the full year had average sales of $4.8 million per store and $293 of average sales per estimated saleable square foot.

(l) Change in comparable store net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company’s stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries private-label consumer products made for the Company. The Company believes that the success of its 99¢ Only Stores concept arises in part from the value inherent in selling consumable items primarily for 99.99¢ or less per item, many of which are name-brands, and most of which typically retail elsewhere from $1.19 to $9.99.

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

Advertising. Advertising expenditures were $4.4 million, $5.4 million and $5.0 million or 0.4%, 0.5% and 0.5% of net retail sales for fiscal 2009, 2008 and 2007, respectively.  The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the sale of nine iPods and other high value items for only 99.99¢ each, grand openings often attract long lines of customers and receive media coverage.

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

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5% of the Company’s total purchases in fiscal 2009. During fiscal 2009, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2009 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buying decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

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

Warehousing and Distribution

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and with flexibility. The Company’s distribution centers are strategically located to enable quick turnaround of time-sensitive product as well as to provide long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items. The large majority of the merchandise sold by the Company is received, processed for retail sale and then distributed to the retail locations from Company-operated warehouse and distribution facilities.

The Company utilizes its internal fleet, outside carriers, and contracted or owner-operated trucks for both outbound shipping and a backhaul program.  The Company also receives merchandise shipped by rail to its City of Commerce, California distribution center which has a railroad spur on the property. The Company has primarily used common carriers or owner-operators to deliver to stores outside of Southern California including its stores in Northern and Central California, Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution centers will be able to support its anticipated growth throughout fiscal 2010. However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs or to support maximum sales levels at peak seasons for perishable products, that high levels of opportunistic purchases may not temporarily pressure warehouse capacity, or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for timely shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

During fiscal 2009, the Company continued to make significant investments in a variety of infrastructure, data management, and process improvement projects.  Infrastructure investments enabled the Company to achieve level one compliance with Payment Card Industry (PCI) standards, which were certified by a qualified IT security firm.  Additionally, store network upgrades including high speed wireless data backup lines were installed to assure a high level of availability and speed for credit card processing and delivery of critical item information to the stores, and wireless network upgrades and hardware capacity improvements improved availability and reliability for warehouse operations.

The Company currently operates financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites on an SQL database running on a Windows operating system.  The Company completed a major upgrade to its Lawson financial and human resources management systems during fiscal 2009 and is now running Lawson version 9.  This upgrade addressed both security and performance concerns from the prior release and converted many customized features to a standard interface approach, laying a foundation to leverage additional Lawson functionality in the coming years.

The Company also implemented system improvements in fiscal 2009 to support the reengineering of the processes and information flow in the main Commerce Distribution Center.  Primary amongst these improvements were completion of racking systems, real time pallet movement tracking through wireless command and tracking systems, a perpetual warehouse inventory system that is now updated via periodic cycle counting, and improvements in truck utilization.  These changes helped to reduce transportation costs, improve DC labor productivity and throughput, and enhance DC inventory accounting and expiration date control.

The Company also operates several proprietary systems which accommodate the Company’s unique flexibility requirements in product sourcing and acquisition that are tightly coupled with HighJump warehouse solutions.  These proprietary systems include an IBM UNIX-based purchase order and inventory control system, a store ordering system that utilizes radio frequency hand-held scanning devices in each store, and a back office personal computer system at each store that collects and transmits a variety of operational data to central processing systems.  The Company utilizes a proprietary Point of Sale (“POS’’) barcode scanning system to record and process retail sales in each of its stores and electronic polling to collect sales data for analysis, reporting and processing.

During fiscal 2009, the Company focused its efforts on business process improvement, enhanced data structures, and improved data integrity through modifications to proprietary systems.  The first stage of these improvements was to centralize and normalize more of the Company’s critical data in standard, high speed database platforms.  This data integrity and normalization will continue in fiscal 2010.  Over the next 2-3 years, the Company intends to differentiate and isolate proprietary systems from those functions which can be more cost effectively managed on industry standard platforms.  An example of a conversion from the proprietary core to an industry standard platform is the sales audit function which is currently being converted to an industry leading Epicor package solution.

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

Employees

At March 28, 2009, the Company had approximately 11,500 employees including 10,200 in its retail operations, 900 in its warehousing and distribution operations and 400 in its corporate offices. The Company considers relations with its employees to be good. The Company offers certain benefits to benefit-eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan with Company match and a deferred compensation plan for certain key management employees of the Company.

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

Seasonality

For information regarding the seasonality of the Company’s business, see “Item 6. Selected Financial Data.  Seasonality and Quarterly Fluctuations,” which is incorporated by reference in this Item 1.

Environmental Matters

In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault.  In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale.  The Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, concerning its owned or leased real estate, which could cause the Company to incur costs in the future related to its owned properties, leased properties, storage tanks, or other business properties and/or activities.

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

Item 1A. Risk Factors

Inflation may affect the Company’s ability to sell merchandise at the 99.99¢ price point

The Company’s ability to provide quality merchandise for profitable resale within the 99.99¢ price point is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its primary 99.99¢ price point, which could have a material adverse effect on its business and results of operations.  The Company can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and by selling fewer units for 99.99¢ or at higher price points below 99.99¢.  In certain circumstances, the Company has dropped and may continue to drop some items from its offerings due to vendor wholesale price increases or availability, which may adversely affect sales.  In September 2008, the Company increased its primary price point to 99.99¢ from 99¢. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

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

The Company’s operations are concentrated in California; natural disaster and similar risks in its markets

As of March 28, 2009, 199 of the Company’s 279 stores were located in California (with 43 stores in Texas, 25 stores in Arizona and 12 stores in Nevada). The Company expects that it will continue to open additional stores in California, as well as in Arizona and Nevada. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. Further declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products due to worsening economic conditions in California may negatively impact our operations and profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities, such as newly enacted recycling laws and limitations on bags that may be used, may further pressure margins.

In addition, the Company historically has been subject to certain natural disasters and other risks, such as earthquakes, fires, floods, tornados, hurricanes, and civil disturbances. At times, these events have disrupted the local economy. These events could also pose physical risks to the Company’s properties. Furthermore, although the Company maintains standard property and business interruption insurance for covered losses, the Company does not maintain earthquake insurance on its facilities and business or insure other risks which are not normally insured such as acts of war.  In addition, because of the closeout nature of many of the Company’s products, a loss of inventory due to such a disaster would likely take the Company longer to remediate than if the Company only relied upon re-orderable merchandise.

The Company is evaluating strategic alternatives for its Texas market and could be impacted by a decrease in revenue and restructuring costs

The Company has experienced substantially lower sales per store and sales per estimated saleable square foot in its Texas stores compared to its non-Texas stores.  While the annual average sales per Texas store has grown from approximately $2.2 million in calendar 2004 to approximately $2.7 million in fiscal 2009, there can be no guarantee that the Company will achieve an acceptable level of profitability in its Texas market.  On September 17, 2008, the Company announced its decision to exit the Texas market, and on February 2, 2009 the Company announced that it would close some of its stores in Texas and suspend the Texas exit plan for up to six months.  As a result, the Company closed four Texas stores during the fourth quarter of fiscal 2009, and the Company also closed 10 more stores in Texas by mid-April 2009.  The Company also reopened one store following insured renovations in May 2009.  The Company currently has 34 stores in Texas. The Company has incurred cash and non-cash charges in connection with the store closings in Texas, and may incur additional charges in connection with the Texas market plan, as discussed in Note 10 to the Consolidated Financial Statements.  We cannot predict with certainty the amount of these potential charges and the Company could be impacted by restructuring costs and a decrease in revenue.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipments are processed timely, accurately and efficiently. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains. The very nature of the Company’s closeout business makes it uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases.  Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. The Company periodically evaluates new warehouse distribution and merchandising systems and could experience interruptions during implementations of new facilities and systems. A fire, earthquake, or other disaster at the Company’s warehouses could also hurt the Company’s business, financial condition and results of operations, particularly because much of the merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt the Company’s receiving, processing, and shipment of merchandise.

The Company depends upon its relationships with suppliers and the availability of closeout and special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and special-situation merchandise at attractive prices. This supports a changing mix of name-brand and other merchandise within the 99.99¢ price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with the Company business plan and/or historical costs. Further, the Company may not be able to find and purchase merchandise in necessary quantities, particularly as it grows and therefore requires a greater availability of such merchandise at competitive prices. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements or pricing commitments with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair the Company’s business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores.  This can also result in shrink due to spoilage if merchandise cannot be sold in anticipated timeframes.  The Company’s short-term and long-term store and warehouse inventory approximated $156.2 million and $140.3 million at March 28, 2009 and March 29, 2008, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does not, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

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

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise within the 99.99¢ price point could be hindered by certain economic factors beyond its control, including but not limited to:

-	future inflation both in the United States as well as in other countries in which the products it sells are manufactured or from which parts and materials are sourced;
-	increases in prices from our merchandise, supply and service vendors;
-	increases in employee health and other benefit costs;
-	increases in minimum and prevailing wage levels, as well as “living wage” pressures;
-	increases in government regulatory compliance costs;
-	decreases in consumer confidence levels;
-	increases in transportation and fuel costs, which affect both the Company, as it ships over longer distances, and its customers and suppliers;
-	increases in unionization efforts, including campaigns at the store and warehouse levels;
-	increases in workers’ compensation costs and self-insured workers’ compensation liabilities due to increased claims costs, as well as political and legislative pressure or judicial rulings.

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. However, some of the Company’s inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	uncertainty in dealing with foreign vendors and countries where the rule of law is less established;
-	risk of loss due to overseas transportation;
-	import and customs review can delay delivery of product as could labor disruptions at ports;
-	changes in import and export regulations, including “trade wars” and retaliatory responses;
-	changes in tariff, import duties and freight rates;
-	testing and compliance.

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

The Company has identified a material weakness in internal control over financial reporting

The Company reported an adverse opinion on the effectiveness of its internal control over financial reporting as of March 28, 2009 because of a material weakness identified by management related to inventory accounting. This material weakness, if not remediated, could create an increased risk of misstatement of financial results, which, if material, may require future restatement thereof.  A failure to implement improved internal controls, or difficulties encountered in their implementation or execution, could cause the Company future delays in its reporting obligations and could have a negative effect on the Company and the trading price of the Company’s common stock. See “Item 9A. Controls and Procedures,” for more information on the status of the Company’s internal control over financial reporting.

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

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and highest operating income have occurred during the quarter ended on or near December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2009 and 2008, the Company generated approximately 26.9% and 27.1%, respectively of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

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

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by the Company through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Many products are also sourced directly from manufacturers.  The closeout nature of certain of these products and transactions may impact the Company’s opportunity to investigate all aspects of these products. The Company attempts to ensure compliance, as well as to procure product insurance from its vendors and to be listed as an additional insured for certain products and/or by certain product vendors, and it does not purchase merchandise when it is cognizant of or foresees a problem, but it is not infallible.  The Company has or has had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies, including, without limitation, the Environmental Protection Agency, Consumer Product Safety Commission, and California Air Resources Board.

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

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of March 28, 2009, an aggregate of 23,567,916, or 34.3%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 28, 2009, the Company owned 50 stores and leased 229 of its 279 store locations. Additionally, as of March 28, 2009, the Company owned two parcels of land and two buildings for potential store sites.

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

The following table sets forth, as of March 28, 2009, information relating to the calendar year expiration dates of the Company’s current stores leases:

Expiring 2009	Expiring 2010-2012	Expiring 2013-2015	Expiring 2016 and beyond
28(a)	94	56	51

(a)	Includes 24 stores leased on a month-to-month basis.

The large majority of the Company’s store leases were entered into with multiple renewal options of typically five years per option. Historically, the Company has exercised the large majority of the lease renewal options as they arise, and anticipates continuing to do so for the majority of leases for the foreseeable future.  The number of stores expiring with no additional options for renewal is set forth below:

Expiring Without Renewal Options 2009	Expiring Without Renewal Options 2010-2012	Expiring Without Renewal Options 2013-2015	Expiring Without Renewal Options 2016 and beyond
27(a)	5	6	191

(a)	Includes 24 stores leased on a month-to-month basis.

The Company owns its main warehouse, distribution and executive office facility, located in the City of Commerce, California.  The Company also owns an additional warehouse storage space nearly adjacent to its main distribution facility.

The Company owns a warehouse/distribution center in the Houston area to service its Texas operations.

The Company also owns a cold storage warehouse/distribution center and leases additional warehouse facilities located near the City of Commerce, California.  As the Company’s needs change, it may relocate, expand, and/or otherwise increase/decrease the size and/or costs of its distribution/warehouse facilities

The Company also owns a warehouse in Eagan, Minnesota.  The Company commenced marketing this warehouse for sale during the fourth quarter of fiscal 2008, and it is reflected in assets held for sale in the Company’s consolidated balance sheets.  The Company anticipates a sale in excess of the book value.  The Company expects the sale to be completed within the next 12 months.  No assurance can be given as to how much the warehouse will be sold for.

Item 3. Legal Proceedings

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

	Price Range
	High	Low
Fiscal Year ended March 28, 2009:
First Quarter	$10.20	$6.77
Second Quarter	11.11	5.85
Third Quarter	12.66	9.34
Fourth Quarter	10.93	7.11

Fiscal Year ended March 29, 2008:
First Quarter	$15.31	$12.44
Second Quarter	14.77	9.73
Third Quarter	12.23	7.19
Fourth Quarter	10.96	6.23

As of May 22, 2009, the Company had 387 shareholders of record and approximately 10,900 beneficial holders of its common stock.

The Company has not paid cash dividends with respect to its Common Stock since it became a public Company in 1996. The Company presently intends to retain future earnings to finance continued system improvements, store development, and other expansion and therefore does not anticipate the payment of any cash dividends for the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors, which the Board of Directors considers appropriate.

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,055,000 are available as of March 28, 2009 for future option grants. Awards may be granted to officers, employees, non-employee directors and consultants. All grants are made at fair market value at the date of grant, either based on the closing price of our stock on the date of grant or, in the case of grants to members of the Board of Directors, based on a formula set forth in the plan. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the Company’s Compensation Committee on June 6, 2006, when it granted options that vested in equal halves over a two year period.  Stock options typically expire ten years from the date of grant.  In January 2008, the Compensation Committee approved a long-term incentive program under its existing plan.  The program included the awarding of both stock options and newly adopted performance stock units to members of management and other key employees as a long-term, stock-based pay for performance award designed to focus the Company’s management on achieving improved operating results and delivering value to shareholders.  Prior to April 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2004 and the three months ended March 31, 2005.  The Company recognized $0.2 million in option related compensation expense during fiscal 2006.  In fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  In fiscal 2009 and 2008 the Company recognized $3.1 million and $4.2 million, respectively, in option related compensation expense (see Note 8 to Consolidated Financial Statements for detailed discussion).  The plan will expire in 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 28, 2009 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,012,000	(1)	$16.15	(2)	2,055,000
Equity compensation plans not approved by security holders	—		—		—
Total	7,012,000		$16.15		2,055,000

(1)
This amount includes 1,563,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units to be issued, if any, depends on the Company’s financial performance over a period of time.

(2)	Performance shares do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

Stock Repurchase Program

For information on common stock repurchases, see Note 9 to Consolidated Financial Statements, which is incorporated by reference in this Item 2.

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of the Company’s common stock during the period from December 31, 2003 to March 28, 2009, compared with the cumulative returns of the S&P Mid Cap 400 Index and the Russell 2000 Index.  The comparison assumes $100 was invested on December 31, 2003 in the common stock and in each of the foregoing indices shown. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007	March 31, 2006	December 31, 2004
	(Amounts in thousands, except per share and operating data)
Statements of Income Data (a):
Net Sales:
99¢ Only Stores	$1,262,119	$1,158,856	$1,064,518	$984,293	$929,896
Bargain Wholesale	40,817	40,518	40,178	39,296	42,277
Total sales	1,302,936	1,199,374	1,104,696	1,023,589	972,173

Cost of sales (excluding depreciation and amortization expense as shown separately below)	791,121	738,499	672,101	640,140	592,575
Gross profit	511,815	460,875	432,595	383,449	379,598

Selling, general and administrative expenses:
Operating expenses	464,635	433,940	393,351	340,371	312,263
Depreciation and amortization	34,266	33,321	32,675	31,424	28,246
Total operating expenses	498,901	467,261	426,026	371,795	340,509
Operating income (loss)	12,914	(6,386)	6,569	11,654	39,089

Other (income), net	(993)	(6,674)	(7,432)	(5,084)	(3,263)
Income before provision for income taxes and minority interest	13,907	288	14,001	16,738	42,352
Provision (benefit) for income taxes	4,069	(2,605)	4,239	5,316	14,521
Net income before minority interest	9,838	2,893	9,762	11,422	27,831
Minority interest	(1,357)	—	—	—	—
Net income	$8,481	$2,893	$9,762	$11,422	$27,831
Earnings per common share:
Basic	$0.12	$0.04	$0.14	$0.16	$0.39
Diluted	$0.12	$0.04	$0.14	$0.16	$0.39
Weighted average number of common shares outstanding:
Basic	69,987	70,044	69,862	69,553	70,627
Diluted	70,037	70,117	70,017	69,737	71,016
Company Operating Data:
Sales Growth:
99¢ Only Stores	8.9%	8.9%	8.2%	5.8%	13.9%
Bargain Wholesale	0.7%	0.8%	2.2%	(7.1)%	(8.3)%
Total sales	8.6%	8.6%	7.9%	5.3%	12.7%

Gross margin	39.3%	38.4%	39.2%	37.5%	39.0%
Operating margin	1.0%	(0.5)%	0.6%	1.1%	4.0%
Net income	0.7%	0.2%	0.9%	1.1%	2.9%

	March 28, 2009		March 29, 2008		March 31, 2007		March 31, 2006		December 31, 2004
	(Amounts in thousands, except per share and operating data)
Retail Operating Data (b):
99¢ Only Stores at end of period	279		265		251		232		219
Change in comparable stores net sales(c)	3.7%		4.0%		2.4%		0.3%		(1.8)%
Average net sales per store open the full year	$4,642		$4,547		$4,421		$4,347		$4,603
Average net sales per estimated saleable square foot(d)	$273	(e)	$263	(f)	$254	(g)	$250	(h)	$270	(i)
Estimated saleable square footage at year end	4,703,630		4,521,091		4,337,974		4,040,096		3,796,153

Balance Sheet Data:
Working capital	$192,365		$170,581		$209,890		$201,475		$184,778
Total assets	$662,873		$649,410		$643,135		$628,708		$600,204
Capital lease obligation, including current portion	$584		$643		$699		$774		$811
Long-term debt, including current portion	$-		$7,319		$7,299		$6,174		$—
Total shareholders' equity	$523,857		$526,491		$519,227		$501,526		$488,284

(a)	The financial statements were audited by BDO Seidman, LLP, the Company’s external auditor for fiscal 2009, 2008, 2007 and 2006, and by Deloitte & Touche LLP for 2004.
(b)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(c)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(d)	Computed based upon estimated total saleable square footage of stores open for the full year.
(e)
Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store for fiscal year ended March 28, 2009 and average sales per estimated saleable square foot of $142. All non-Texas stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(f)
Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store for fiscal ended March 29, 2008 and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(g)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store for fiscal year ended March 31, 2007 and average sales per estimated saleable square foot of $120. All other stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(h)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store for fiscal year ended March 31, 2006 and average sales per estimated saleable square foot of $111. All other stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

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

General

In fiscal 2009, 99¢ Only Stores had net sales of $1,302.9 million, operating income of $12.9 million and net income of $8.5 million.  Net sales increased 8.6% over fiscal 2008 primarily due to the 19 new store openings since the end of fiscal 2008 and a 3.7% increase in same-store sales.  Average sales per store open the full year increased to $4.6 million in fiscal 2009 from $4.5 million, in fiscal 2008.  Average net sales per estimated saleable square foot (computed for 99¢ Only Stores open for the full year) increased to $273 per square foot at March 28, 2009 from $263 per square foot at March 29, 2008. This increase reflects the Company’s opening of smaller locations for new store development and continuous increase in same-store sales. Existing stores at March 28, 2009 average approximately 21,500 gross square feet.  The Company currently is targeting locations between 15,000 and 19,000 gross square feet.

In fiscal 2009, the Company continued to expand its store base, opening 19 new stores. Of these newly opened stores, 13 stores are located in California, three stores in Arizona, one store in Nevada and two in Texas.  The Company closed five stores in Texas during fiscal 2009 including one store due to the hurricane which was re-opened in May 2009.  The Company also closed 10 more stores in Texas by mid-April 2009.  During fiscal 2010, the Company plans to open approximately 15 new stores, with the majority of new stores expected to be in California in the second half of fiscal 2010, and believes that near term growth in fiscal 2010 will primarily result from new store openings in its existing territories and increases in same-store sales.

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008. The Company’s fiscal year 2007 (“fiscal 2007”) began on April 1, 2006 and ended on March 31, 2007.  This change in fiscal year end did not have a material effect on the comparability of the Company’s consolidated statements of income for the years ended March 28, 2009, March 29, 2008 and March 31, 2007.

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

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of the financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores) require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.  The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that the Company uses to calculate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from excess and obsolete inventory and shrinkage provision at March 28, 2009, would have increased these reserves by approximately $0.3 million and $1.3 million, respectively and reduced fiscal 2009 pre-tax earnings by the same amounts.

Long-lived asset impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to Company’s Texas operations.  In fiscal 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas. The Company concluded that there were no such events or changes in circumstances during fiscal 2007.  The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2009.

Legal reserves: In the ordinary course of its business, the Company is subject to various legal actions and claims. In connection with such actions and claims, the Company must make estimates of potential future legal obligations and liabilities, which requires management’s judgment on the outcome of various issues. Management also relies on outside legal counsel in this process. The ultimate outcome of various legal issues could be materially different from management’s estimates and adjustments to income could be required. The assumptions used by management are based on the requirements of SFAS No. 5, “Accounting for Contingencies”. The Company will record, if material, a liability when it has determined that the occurrence of a loss contingency is probable and the loss amount can be reasonably estimated, and it will disclose the related facts in the notes to its financial statements. If the Company determines that the occurrence of a loss contingency is reasonably possible or that it is probable but the loss cannot be reasonably estimated, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.  There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2009 and a 10% change in legal reserves will not be material to the Company’s consolidated financial position or results of operations.

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a reserve for losses of both estimated known claims and incurred but not reported insurance claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.  As an indicator of the sensitivity of this estimate, at March 28, 2009, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $4.4 million and reduced fiscal 2009 pre-tax earnings by the same amount.

Operating leases: The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred tenant improvements. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term.

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2009, the Company accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores during fourth quarter of fiscal 2009 and lease termination costs for one contracted store that the Company has decided not to open. See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

Tax Valuation Allowances and Contingencies: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company had approximately $68.5 million and $57.1 million in net deferred tax assets that are net of tax valuation allowances of $3.9 million for each year ended March 28, 2009 and March 29, 2008. Management evaluated the available evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at March 28, 2009 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.  Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes.  The Company had approximately $1.4 million at each of March 28, 2009 and March 29, 2008 of unrecognized tax benefits related to uncertain tax positions.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  To the extent that the expected tax outcome of these matters change, such changes in estimate will impact the income tax provision in the period in which such determination is made. See Note 5 “Income Tax Provision” to Consolidated Financial Statements.

Share-Based Compensation: In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  The determination of the fair value of the Company’s stock options at the grant date requires judgment. The Company uses the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.  If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, the compensation expense recorded under SFAS 123(R) may differ significantly from the amount recorded in the current period.  During fiscal 2009, expected stock price volatility increased slightly and the assumed risk free rate decreased slightly based upon recent historical trends. These changes are not material to the Company’s consolidated financial position or results of operations.  There were no other material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2009.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data.”

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving and distribution warehouse costs in its cost of sales, which totaled $74.1 million, $72.1 million and $60.2 million as of fiscal 2009, 2008 and 2007, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Year Ended
	March 28, 2009	% of Net Sales	March 29, 2008	% of Net Sales	March 31, 2007	% of Net Sales
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$1,262,119	96.9%	$1,158,856	96.6%	$1,064,518	96.4%
Bargain Wholesale	40,817	3.1	40,518	3.4	40,178	3.6
Total sales	$1,302,936	100.0	$1,199,374	100.0	$1,104,696	100.0
Cost of sales	791,121	60.7	738,499	61.6	672,101	60.8
Gross profit	511,815	39.3	460,875	38.4	432,595	39.2
Selling, general and administrative expense:
Operating expenses	464,635	35.7	433,940	36.2	393,351	35.6
Depreciation and amortization	34,266	2.6	33,321	2.8	32,675	3.0
Total operating expenses	498,901	38.3	467,261	39.0	426,026	38.6
Operating income (loss)	12,914	1.0	(6,386)	(0.5)	6,569	0.6
Other income, net	(993)	(0.1)	(6,674)	(0.6)	(7,432)	(0.7)
Income before provision for income taxes and minority interest	13,907	1.1	288	0.0	14,001	1.3
Provision (benefit) for income taxes	4,069	0.3	(2,605)	(0.2)	4,239	0.4
Minority interest	(1,357)	(0.1)	—	—	—	—
Net income	$8,481	0.7%	$2,893	0.2%	$9,762	0.9%

Fiscal Year Ended March 28, 2009 Compared to Fiscal Year Ended March 29, 2008

Net sales. Total net sales increased $103.5 million, or 8.6%, to $1,302.9 million in fiscal 2009 from $1,199.4 million in fiscal 2008. Net retail sales increased $103.2 million, or 8.9%, to $1,262.1 million in fiscal 2009 from $1,158.9 million in fiscal 2008.  Of the $103.2 million increase in net retail sales, $41.7 million was due to a 3.7% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2009 and 2008.  The comparable stores net sales increase was attributable to a 0.1% increase in transaction counts as well as an increase in average ticket size by 3.6% to $9.79 from $9.45.  The full year fiscal 2009 effect of stores opened in fiscal 2008 increased sales by $16.6 million and the effect of 19 new stores opened during fiscal 2009 increased net retail sales by $44.9 million.  Bargain Wholesale net sales increased $0.3 million, or 0.7%, to $40.8 million in fiscal 2009 from $40.5 million in fiscal 2008.

During fiscal 2009, the Company added 19 stores: 13 in California, three in Arizona, two in Texas and one in Nevada. The Company closed five Stores in Texas during fiscal 2009 including one store due to the hurricane which was re-opened in May 2009.  At the end of fiscal 2009, the Company had 279 stores compared to 265 as of the end of fiscal 2008. Gross retail square footage at the end of fiscal 2009 and fiscal 2008 was 5.99 million and 5.76 million, respectively.  For 99¢ Only Stores open all of fiscal 2009, the average net sales per estimated saleable square foot was $273 and the average annual net sales per store were $4.6 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $5.0 million per store and $301 per square foot. Texas stores open for a full year averaged net sales of $2.7 million per store and $142 per square foot.

Gross profit. Gross profit increased $50.9 million, or 11.0%, to $511.8 million in fiscal 2009 from $460.9 million in fiscal 2008.  As a percentage of net sales, overall gross margin increased to 39.3% in fiscal 2009 from 38.4% in fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in spoilage/shrinkage to 3.2% of net sales in fiscal 2009 compared to 3.6% in fiscal 2008.  Shrinkage decreased due to lower losses in inventory as a percentage of sales which was partially offset by slightly higher spoilage primarily due to a shift in sales mix for grocery items which have a higher spoilage rate than other categories.  In addition, an increase in gross profit was also due to a decrease in cost of products sold to 57.1% for fiscal 2009 compared to 57.7% for fiscal 2008 due to full year effect of new pricing strategies including variable pricing that were implemented in the second half of fiscal 2008, and an increase in all of its  price points by adding 99/100 of one cent to every price point (e.g. 99¢ increased to 99.99¢)  implemented in September 2008.  The pricing strategies increased gross profit, but were partially offset by a shift in the sales mix towards lower margin categories. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased $30.7 million, or 7.1%, to $464.6 million in fiscal 2009 from $433.9 million in fiscal 2008. As a percentage of net sales, operating expenses decreased to 35.7% for fiscal 2009 from 36.2% for fiscal 2008.  Of the 50 basis points decrease in operating expenses as a percentage of sales, retail operating expenses decreased by 90 basis points, distribution and transportation costs decreased by 30 basis points, and corporate expenses decreased by 10 basis points. These decreases were offset by a 80 basis points increase in other items primarily related to the Company’s Texas market plan as discussed further below.

Retail operating expenses decreased as a percentage of sales by 90 basis points to 24.4% of net sales, increasing by $15.1 million for fiscal 2009 compared to fiscal 2008. The decrease as a percentage of sales was primarily due to lower payroll-related expenses as a result of improvement in labor productivity despite increased minimum wage rates and due to leveraging the increases in same-stores sales as well as lower advertising expenses during fiscal 2009.  These decreases were partially offset by slight increases in costs related to various services and fees as well as repairs and maintenance as a percentage of net sales.

Distribution and transportation expenses decreased as a percentage of sales by 30 basis points to 5.7% of net sales, increasing by $2.0 million for fiscal 2009 compared to fiscal 2008.  The decrease as a percentage of sales, despite year over year increases in minimum wage and freight rates, was primarily due to improvements in labor efficiencies, improved processing methods and increased efficiencies in transportation.

Corporate operating expenses decreased as a percentage of sales by 10 basis points to 4.2% of net sales, increasing $3.0 million for fiscal 2009 compared to fiscal 2008.  The decrease as a percentage of sales was primarily due to lower outside services and consulting and professional fees.  These decreases were partially offset by slight increases in salaries, benefits, and legal costs as a percentage of net sales.

The remaining operating expenses increased as a percentage of sales by 80 basis points to 1.4% of net sales, increasing by $10.5 million for fiscal 2009.  The increase was primarily due to an impairment charge of approximately $10.4 million in fiscal 2009 compared to $0.5 million in fiscal 2008. The impairment charge of approximately $10.4 million in fiscal 2009 primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California. During fiscal year 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas.  The Company also recorded in fiscal 2009 a charge of $1.3 million related to lease termination and store closing costs and a $1.4 million severance charge all in the Texas market.   See Note 10 to Consolidated Financial Statements for further discussion of Texas market plans.  In addition, the increase was also due to a loss on a sale of the primary asset of La Quinta Partnership of approximately $0.5 million and inclusion of the partner’s loss of approximately $0.3 million during fiscal 2009.  These increases are partially offset by the non-recurring gains related to a sale of the primary asset of the Reseda Partnership of approximately $0.2 million and consolidation of the partner’s gain of approximately $1.4 million during fiscal 2009.  The Company has included $1.4 million of minority interest in its Consolidated Statements of Income related to the aforementioned gain in Fiscal 2009. See Note 4 to Consolidated Financial Statements for further discussion of gains and losses related to the Company’s partnerships during fiscal 2009.  In addition, there was a reduction in stock based compensation expense of $1.0 million for fiscal 2009 compared to fiscal 2008.  The remaining change of $0.3 million was made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and amortization. Depreciation and amortization increased $1.0 million, or 2.6%, to $34.3 million in fiscal 2009 from $33.3 million in fiscal 2008 primarily as a result of the opening of 19 new stores during fiscal 2009, the full year effect of fiscal 2008 store additions, and additions to existing stores and distribution centers. The increase was partially offset by fully depreciated assets in existing stores and the disposal of certain fixed assets.

Operating income/loss. Operating income was $12.9 million for fiscal 2009 compared to operating loss of $6.4 million for fiscal 2008. Operating income as a percentage of net sales was 1.0% in fiscal 2009 compared to operating loss as percentage of net sales of negative 0.5% in fiscal 2008.  This was primarily due to changes in gross margin and operating expenses as discussed above.

Other income, net. Other income decreased $5.7 million to $1.0 million in fiscal 2009 compared to $6.7 million in fiscal 2008.  Interest income earned on the Company’s investments decreased to $3.5 million in fiscal 2009 from $7.2 million in fiscal 2008, primarily as a result of decreases in interest rates and slightly lower investment balances.  The decrease was also due to an impairment charge of approximately $1.7 million related to certain available for sale securities in fiscal 2009.  The remaining decrease of $0.3 million in other income is due to increases and decreases in other less significant items included in other income.

Provision (benefit) for income taxes. The income tax provision in fiscal 2009 was $4.1 million compared to income tax benefit of $2.6 million in fiscal 2008, due to the increase in pre-tax income.  The effective tax rate for fiscal 2009 was 29.3% compared to a tax benefit for fiscal 2008.   Additionally, in fiscal 2009, the Company wrote off approximately $1.4 million of Texas net operating loss credits due to the Company’s decision to exit the Texas market, compared to a discrete tax benefit recorded in fiscal 2008 related to prior year tax credits of approximately $1.4 million. The effective combined federal and state income tax rates are less than the statutory rates in each period due to tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income increased $5.6 million, or 193.1%, to $8.5 million in fiscal 2009 from $2.9 million in fiscal 2008. Net income as a percentage of net sales increased to 0.7% in fiscal 2009 from 0.2% in fiscal 2008.

Fiscal Year Ended March 29, 2008 Compared to Fiscal Year Ended March 31, 2007

Net sales. Total net sales increased $94.7 million, or 8.6%, to $1,199.4 million in fiscal 2008 from $1,104.7 million in fiscal 2007. 99¢ Only Stores’ net retail sales increased $94.4 million, or 8.9%, to $1,158.9 million in fiscal 2008 from $1,064.5 million in fiscal 2007.  Of the $94.4 million increase in net retail sales, $41.8 million was due to a 4.0% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2008 and 2007.  The comparable stores net sales increase was attributable to a 3.0% increase in transaction counts as well as an increase in average ticket size by 1.0% to $9.45 from $9.36.  The full year fiscal 2008 effect of stores opened in fiscal 2007 increased sales by $32.5 million and the effect of 16 new stores opened during fiscal 2008 increased net retail sales by $23.6 million. Offsetting these increases was a $3.5 million decrease in net retail sales due to one less day in fiscal 2008 compared to fiscal 2007 as a result of the change in the Company’s fiscal year.  Bargain Wholesale net sales increased $0.3 million, or 0.9%, to $40.5 million in fiscal 2008 from $40.2 million in fiscal 2007.

During fiscal 2008, the Company added 16 stores: seven stores were opened in Texas and nine in California. At the end of fiscal 2008, the Company had 265 stores compared to 251 as of the end of fiscal 2007. Gross retail square footage at the end of fiscal 2008 and fiscal 2007 was 5.76 million and 5.52 million, respectively. For 99¢ Only Stores open all of fiscal 2008, the average net sales per estimated saleable square foot was $263 and the average annual net sales per store were $4.5 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $4.9 million per store and $291 per square foot. Texas stores open for a full year averaged net sales of $2.6 million per store and $128 per square foot.

Gross profit. Gross profit increased $28.3 million, or 6.5%, to $460.9 million in fiscal 2008 from $432.6 million in fiscal 2007.  As a percentage of net sales, overall gross margin decreased to 38.4% in fiscal 2008 from 39.2% in fiscal 2007.  As a percentage of retail sales, retail gross margin decreased to 39.0% in fiscal 2008 from 39.9% in fiscal 2007.  The decrease in gross profit margin was primarily due to an increase in spoilage/shrinkage to 3.8% of retail sales in fiscal 2008 compared to 3.0% in fiscal 2007.  Spoilage increased primarily due to a shift in sales mix for grocery items which have a higher spoilage rate and shrinkage increased due to higher than expected losses in inventory.  These items were partially offset by a decrease in cost of products sold to 56.9% for fiscal 2008 compared to 57.4% for fiscal 2007 due to changes in pricing strategy that were implemented in the second half of fiscal 2008.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.  The Bargain Wholesale margin increased to 21.3% in fiscal 2008 versus 20.0% in fiscal 2007, primarily due to price increases and product mix changes.

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

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 2.0%, to $33.3 million in fiscal 2008 from $32.7 million in fiscal 2007 as a result of the 16 new stores opening during fiscal 2008, the full year effect of fiscal 2007 store additions, and additions to existing stores and distribution centers. The increase was partially offset by fully depreciated assets in existing stores and the disposal of certain fixed assets.

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

Effects of inflation

The Company experienced increases in vendor prices, labor, energy, transportation and fuel costs during the first half of fiscal 2009 which the Company believes were due to inflation.  However, the economic downturn in the second half of fiscal 2009 reversed some inflation factors with respect to energy, transportation and fuel costs.  The Company has benefited from the economic downturn and believes inflation had a minimal impact on the Company’s overall operations during fiscal 2009.  Increases in various costs due to future inflation may adversely impact the Company’s operating results to the extent that such increases cannot be passed along to its customers.  See Item 1A, “Risk Factor – Inflation may affect the Company’s ability to sell merchandise at the 99.99¢ price point.”

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

Net cash provided by operating activities in fiscal 2009, 2008, and 2007 was $62.9 million, $45.2 million, and $28.5 million, respectively, consisting primarily of $47.9 million, $30.2 million, and $42.3 million, respectively of net income adjusted for depreciation and other non-cash items. Net cash provided by working capital activities was $15.9 million and $11.4 million in fiscal 2009 and 2008, respectively.  The Company used $10.8 million in working capital in fiscal 2007.  Net cash provided by working capital activities in fiscal 2009 primarily reflects increases in accounts payable and other accrued expenses, partially offset by increases in inventories.  Net cash provided by working capital activities in fiscal 2008 primarily reflects decreases in inventories, partially offset by decreases in accounts payable.  Net cash used by working capital activities in fiscal 2007 primarily reflects the increase in inventories, decrease in accounts payable and workers’ compensation liability partially offset by the increase in accrued expenses and decreases in income taxes receivable. In fiscal 2009, the Company’s inventories increased by $11.6 million compared to fiscal 2008, primarily due to increases in inventory levels for the Easter selling season.  In fiscal 2008, the Company’s inventories decreased by $14.6 million compared to fiscal 2007, primarily due to decreases in warehouse inventory levels associated with the timing of the Easter selling season, as well as a temporary reduction in purchases to provide for space related to the commencement of a project to install additional racking in the Company’s primary warehouse.  Cash used for growth in inventories was $11.9 million in fiscal 2007.

Net cash used in investing activities during fiscal 2009, 2008, and 2007 was $37.6 million, $37.6 million and $35.6 million, respectively. In fiscal 2009, 2008, and 2007 the Company used $34.2 million, $54.4 million and $47.0 million, respectively, for the purchase of property and equipment due to new store openings.  In addition, during fiscal 2009 the Company paid $4.6 million for the purchase of assets related to its partnerships.  In fiscal 2009, 2008 and 2007, the Company received cash inflows of $59.2 million, $168.1 million and $137.4 million, respectively, from the sale and maturity of available for sale securities, and paid $60.7 million, $151.4 million, and $126.0 million, respectively, for the purchase of investments. The investing activities in fiscal 2009 also reflect the proceeds of $2.2 million from the sale of the assets of the Company’s partnerships as well as $0.5 million from the disposal of fixed assets.

Net cash used in financing activities during fiscal 2009, was $12.9 million.  Net cash provided by financing activities during fiscal 2008 and 2007 was $0.9 million and $3.2 million, respectively.  Net cash used in financing activities during fiscal 2009 consisted primarily of repurchases of the Company’s common stock.   Net cash provided by financing activities during fiscal 2008 consisted primarily of proceeds from exercise of stock options.  Net cash provided by financing activities during fiscal 2007 consisted primarily of proceeds from exercise of stock options and the proceeds of a consolidated partnership’s construction loan.

The Company estimates that total capital expenditures in fiscal year 2010 will be approximately $52.8 million and relate principally to property acquisitions of approximately $20.3 million, $15.5 million for leasehold and fixtures and equipment for new store openings, and $17.0 million for other capital projects. The Company intends to fund its liquidity requirements in fiscal 2010 from net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change. As of March 28, 2009, the Company repurchased a total of 1,660,296 shares of common stock at an average price of $7.76 per share, for a total of $12.9 million.  The Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.

Off-Balance Sheet Arrangements

As of March 28, 2009, the Company had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of March 28, 2009.

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$584	$65	$145	$169	$205
Operating lease obligations	203,831	41,714	66,438	43,240	52,439
Deferred compensation liability	2,995	—	—	—	2,995
Total	$207,410	$41,779	$66,583	$43,409	$55,639

Liabilities related to uncertain tax positions of approximately $1.9 million, including interest and penalties, are not included in the table above because the Company is not able to make reasonably reliable estimates of the period of cash settlement.  See Note 5, “Income Tax Provision” to Consolidated Financial Statements.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2009, 2008, and fiscal 2007 were approximately $60.6 million, $54.1 million and $49.3 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties”. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased and now owns a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The $9.3 million included the Company’s purchase of land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in fiscal 2009.  In accordance with FIN 46(R), the Company has included the partner’s share of the loss of approximately $0.3 million in its operating expenses.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Income of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the year ended March 28, 2009.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of FAS 157 when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP was effective immediately.

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

The Company adopted SFAS 159 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.  The Company adopted SFAS No. 159 and did not elect the fair value option for eligible items that existed at the date of adoption.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At March 28, 2009, the Company had $119.4 million in securities maturing at various dates through May 2047, with approximately 77.9% maturing within one year.  At March 29, 2008, the Company had $122.2 million in securities maturing at various dates through May 2047, with approximately 65.8% maturing within one year. The Company is susceptible to market value fluctuations with regard to its long-term securities and experienced increased volatility in its long-term investments during fiscal 2009 compared to fiscal 2008.  The Company’s investments are comprised primarily of marketable investment grade federal and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds. Because the Company generally invests in securities with terms of one year or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions. At March 28, 2009, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 28, 2009, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $1.0 million or 0.8%.  The Company has no outstanding debt as of March 28, 2009.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 28, 2009 and March 29, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended March 28, 2009, March 29, 2008 and March 31, 2007. We also have audited the schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 28, 2009 and March 29, 2008, and the results of its operations and its cash flows for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended March 28, 2009, March 29, 2008 and March 31, 2007.

As discussed in the notes to the consolidated financial statements, effective April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Los Angeles, California
June 9, 2009

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 28, 2009	March 29, 2008
ASSETS
Current Assets:
Cash	$21,930	$9,462
Short-term investments	93,049	80,393
Accounts receivable, net of allowance for doubtful accounts of $44 and $159 as of March 28, 2009 and March 29, 2008, respectively	2,490	2,144
Income taxes receivable	1,161	2,712
Deferred income taxes	32,861	29,221
Inventories, net	151,928	138,167
Assets held for sale	7,753	8,724
Other	4,038	7,217
Total current assets	315,210	278,040
Property and equipment, net	271,286	287,082
Long-term deferred income taxes	35,685	27,906
Long-term investments in marketable securities	26,351	41,852
Deposits and other assets	14,341	14,530
Total assets	$662,873	$649,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,009	$25,048
Payroll and payroll-related	13,731	10,181
Sales tax	5,334	5,527
Other accrued expenses	23,342	16,511
Workers’ compensation	44,364	42,814
Current portion of capital lease obligation	65	59
Construction loan, current	—	7,319
Total current liabilities	122,845	107,459
Deferred rent	10,318	10,663
Deferred compensation liability	2,995	4,213
Capital lease obligation, net of current portion	519	584
Other liabilities	2,339	—
Total liabilities	139,016	122,919
Commitments and contingencies (Note 6 and 7)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 68,407,486 shares at March 28, 2009 and 70,060,491 shares at March 29, 2008	231,867	228,673
Retained earnings	294,081	298,478
Other comprehensive loss	(2,091)	(660)
Total shareholders’ equity	523,857	526,491
Total liabilities and shareholders’ equity	$662,873	$649,410

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Net Sales:
99¢ Only Stores	$1,262,119	$1,158,856	$1,064,518
Bargain Wholesale	40,817	40,518	40,178
Total sales	1,302,936	1,199,374	1,104,696
Cost of sales (excluding depreciation and amortization expense shown separately below)	791,121	738,499	672,101
Gross profit	511,815	460,875	432,595
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $10,335, $531 and $0 for the years ended March 28, 2009, March 29, 2008 and March 31, 2007	464,635	433,940	393,351
Depreciation and amortization	34,266	33,321	32,675
Total selling, general and administrative expenses	498,901	467,261	426,026
Operating income (loss)	12,914	(6,386)	6,569
Other (income) expense:
Interest income	(3,508)	(7,182)	(7,948)
Interest expense	937	953	1,181
Other	1,578	(445)	(665)
Total other (income), net	(993)	(6,674)	(7,432)
Income before provision for income taxes and minority interest	13,907	288	14,001
Provision (benefit) for income taxes	4,069	(2,605)	4,239
Net income before minority interest	9,838	2,893	9,762
Minority interest	(1,357)	—	—
Net income	$8,481	$2,893	$9,762

Earnings per common share:
Basic	$0.12	$0.04	$0.14
Diluted	$0.12	$0.04	$0.14

Weighted average number of common shares outstanding:
Basic	69,987	70,044	69,862
Diluted	70,037	70,117	70,017

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 28, 2009, MARCH 29, 2008 and MARCH 31, 2007
(Amounts in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE, March 31, 2006	69,569	215,702	1	285,823	501,526
Net income	—	—	—	9,762	9,762
Net unrealized investment gains	—	—	227	—	227
Total comprehensive income	—	—	227	9,762	9,989
Tax benefit from exercise of stock options	—	1,032	—	—	1,032
Proceeds from exercise of stock options	373	1,456	—	—	1,456
Stock-based compensation expense	—	5,224	—	—	5,224
BALANCE, March 31, 2007	69,942	223,414	228	295,585	519,227
Net income	—	—	—	2,893	2,893
Net unrealized investment losses	—	—	(888)	—	(888)
Total comprehensive income (loss)	—	—	(888)	2,893	2,005
Tax benefit from exercise of stock options	—	263	—	—	263
Proceeds from exercise of stock options	118	812	—	—	812
Stock-based compensation expense	—	4,184	—	—	4,184
BALANCE, March 29, 2008	70,060	228,673	(660)	298,478	526,491
Net income	—	—	—	8,481	8,481
Net unrealized investment losses	—	—	(1,431)	—	(1,431)
Total comprehensive income (loss)	—	—	(1,431)	8,481	7,050
Tax deficiency from exercise of stock options	—	(10)	—	—	(10)
Proceeds from exercise of stock options	7	68	—	—	68
Stock-based compensation expense	—	3,136	—	—	3,136
Repurchase of common stock	(1,660)	—	—	(12,878)	(12,878)
BALANCE, March 28, 2009	68,407	$231,867	$(2,091)	$294,081	$523,857

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$8,481	$2,893	$9,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,266	33,321	32,675
Loss on disposal of fixed assets	791	124	171
Gain on sale of partnerships	(706)	—	—
Fixed assets impairment	10,355	531	—
Investments impairment	1,677	—	—
Minority interest in partnership	1,357	—	—
Excess tax deficiency (benefit) from share-based payment arrangements	10	(130)	(645)
Deferred income taxes	(11,419)	(11,024)	(5,934)
Stock-based compensation expense	3,136	4,184	5,224
Tax benefit from exercise of non qualified employee stock options	—	263	1,032
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(346)	543	506
Inventories	(11,617)	13,750	(11,887)
Deposits and other assets	(435)	3,031	(3,533)
Accounts payable	10,619	(5,676)	(9,398)
Accrued expenses	11,678	1,644	4,672
Accrued workers’ compensation	1,550	(673)	(738)
Income taxes	1,551	72	6,013
Deferred rent	(345)	2,343	586
Other long-term assets	2,339	—	—
Net cash provided by operating activities	62,942	45,196	28,506
Cash flows from investing activities:
Purchases of property and equipment	(34,222)	(54,388)	(47,007)
Proceeds from sale of fixed assets	508	—	—
Purchase of investments	(60,739)	(151,377)	(125,991)
Sale and maturity of available for sale securities	59,205	168,142	137,366
Proceeds from sale of partnership assets	2,218	—	—
Acquisition of partnership assets	(4,565)	—	—
Net cash used in investing activities	(37,595)	(37,623)	(35,632)
Cash flows from financing activities:
Repurchase of common stock	(12,878)	—	—
Payments of capital lease obligation	(59)	(56)	(75)
Proceeds from exercise of stock options	68	812	1,456
Proceeds from the consolidation of construction loan	—	20	1,125
Excess tax benefit (deficiency) from share-based payment arrangements	(10)	130	645
Net cash (used in) provided by financing activities	(12,879)	906	3,151
Net increase (decrease) in cash	12,468	8,479	(3,975)
Cash - beginning of period	9,462	983	4,958
Cash - end of period	$21,930	$9,462	$983

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 28, 2009, March 29, 2008 and March 31, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (“the Company”) is incorporated in the State of California. The Company’s primary business is the sale of various consumer products through its retail stores at price points of primarily 99.99¢ or less. As of March 28, 2009, the Company operated 279 retail stores with 199 in California, 43 in Texas, 25 in Arizona, and 12 in Nevada. The Company is also a wholesale distributor of various consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended March 28, 2009 and fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008. The Company’s fiscal year 2007 (“fiscal 2007”) began on April 1, 2006 and ended on March 31, 2007.  This change in fiscal year end did not have a material effect on the comparability of the Company’s consolidated statements of income for the years ended March 28, 2009, March 29, 2008 and March 31, 2007.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $31.7 million and $23.6 million, respectively as of March 28, 2009 and March 29, 2008. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds, and certain perpetual preferred stocks with periodic recurring dividend payments that are less than 1% of the Company’s cash and investment portfolio.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of March 28, 2009 and March 29, 2008.   See Note 3, “Investments.”  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments are adjusted for amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of March 28, 2009 and March 29, 2008, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.2 million and $2.1 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to Company’s Texas operations.  In fiscal 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas. The Company concluded that there were no such events or changes in circumstances during fiscal 2007.  The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2009.

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

A reconciliation of the basic and diluted weighted average number of shares outstanding for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 is as follows:

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
	(Amounts in thousands, except per share data)

Net income	$8,481	$2,893	$9,762
Weighted average number of common shares outstanding-basic	69,987	70,044	69,862
Dilutive effect of outstanding equity awards	50	73	155
Weighted average number of common shares outstanding-diluted	70,037	70,117	70,017
Basic earnings per share	$0.12	$0.04	$0.14
Diluted earnings per share	$0.12	$0.04	$0.14

Potentially dilutive stock options of 4.9 million, 3.5 million and 3.4 million shares for the years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation expense under the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2009, the Company accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores during the fourth quarter of fiscal 2009 and lease termination costs for one contracted store that the Company has decided not to open. See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

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

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $4.4 million, $5.4 million and $5.0 million for the fiscal years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively.

Statements of Cash Flows

Cash payments for income taxes were $10.7 million, $7.8 million and $3.1 million in fiscal 2009, 2008, and 2007, respectively.  Interest payments totaled approximately $0.2 million, $0.7 million and $0.8 million in fiscal 2009, 2008 and 2007, respectively.  Non-cash investing activities included $0.3 million, $1.8 million and $0.1 million in fixed assets purchase accruals for fiscal 2009, 2008 and 2007, respectively.  In fiscal 2009, non-cash investing activities also include $9.3 million of the La Quinta Partnership foreclosure trustee sale proceeds.  Additionally, in fiscal 2009, non-cash financing activities included a $7.3 million loan payment to payoff the outstanding loan of the foreclosed assets of the La Quinta Partnership.  See Note 4 to the Consolidated Financial Statements for further information.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 28, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Available for sale investments	$119,400	$74,165	$34,513	$10,722
Other assets – assets that fund deferred compensation	$2,995	$2,995	—	—
LIABILITES
Other Long-term liabilities – deferred compensation	$2,995	$2,995	—	—

Level 1 investments include money market funds and perpetual preferred stocks of $73.6 million and $0.6 million, respectively.  Other assets and other liabilities of $3.0 million are comprised of a rabbi trust related to deferred compensation.  Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $20.5 million, $8.5 million and $5.5 million, respectively.  Level 3 investments include auction rate securities of $10.7 million.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  Based on the estimated fair value, the Company recorded a temporary reduction in the valuation of these securities of $1.6 million as of March 28, 2009.  These securities are held “available-for-sale” in conformity with SFAS No. 115 and the unrealized loss of $1.0 million, net of tax, related to these securities is included in other comprehensive income in the current year.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheets.   The auction rate securities represent less than 2% of the Company’s total assets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Input (Level 3) as of March 28, 2009
Description

Beginning balance at March 29, 2008		$—
Transfer into Level 3		$15,492
Total realized/unrealized losses:
Included in earnings		—
Included in other comprehensive income		(1,626)
Sales and redemptions		(3,144)
Ending balance at March 28, 2009		$10,722
Total amount of unrealized losses for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$	(1,626)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements.  The following table sets forth the calculation of comprehensive income, net of tax effects for the years indicated (in thousands):

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
	(Amounts in thousands)
Net income	$8,481	$2,893	$9,762

Unrealized holding (losses) gains on marketable securities, net of tax effects of $1,448 in fiscal 2009, $469 in 2008 and $141 in fiscal 2007	$(2,172)	$(704)	$227
Reclassification adjustment, net of tax effects of $493 in fiscal 2009, $122 in fiscal 2008 and $0 in fiscal 2007	741	(184)	—
Total Unrealized holding (losses) gains, net	(1,431)	(888)	227
Total comprehensive income	$7,050	$2,005	$9,989

New Authoritative Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements. SFAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”). The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.  FSP 157-2 deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this statement for non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP was effective immediately.

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

The Company adopted SFAS 159 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on the Company’s consolidated financial position or results of operations.  The Company adopted SFAS No. 159 and did not elect the fair value option for eligible items that existed at the date of adoption.

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

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	Years Ended
	March 28, 2009	March 29, 2008
Property and equipment
Land	$69,162	$64,442
Buildings	85,860	86,970
Buildings improvements	61,438	46,938
Leasehold improvements	118,634	136,366
Fixtures and equipment	115,866	108,357
Transportation equipment	5,297	3,625
Construction in progress	17,752	32,886
Total property and equipment	474,009	479,584
Less: accumulated depreciation and amortization	(202,723)	(192,502)
Property and equipment, net	$271,286	$287,082

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	March 28, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$73,564	$—	$—	$73,564
Auction rate securities	12,348	—	(1,626)	10,722
Municipal bonds	20,457	47	(11)	20,493
Asset-backed securities	8,822	11	(377)	8,456
Corporate securities	7,693	—	(1,528)	6,165
Total	$122,884	$58	$(3,542)	$119,400
Reported as:
Short-term investments				$93,049
Long-term investments in marketable securities				26,351
Total				$119,400

	March 29, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$54,938	$—	$—	$54,938
Auction rate securities	18,202	—	—	18,202
Municipal bonds	24,158	23	(5)	24,176
Asset-backed securities	18,338	37	(249)	18,126
Corporate securities	7,708	276	(1,181)	6,803
Total	$123,344	$336	$(1,435)	$122,245
Reported as:
Short-term investments				$80,393
Long-term investments in marketable securities				41,852
Total				$122,245

The auction rate securities held by the Company generally are long-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, some auctions of the Company’s auction rate securities failed.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve.  Accordingly the Company’s has included $10.7 million and $15.5 million of its auction rate securities in non-current assets on the Company’s balance sheet as of March 28, 2009 and March 29, 2008, respectively. The Company has classified these securities as Level 3 securities, and has not recognized any impairment charges related to these securities because it believes that based on the credit ratings of the issuers, the decline in the fair market value is temporary, and the Company has the ability to hold these securities until the full value is realized, for years if necessary.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $3.5 million as of March 28, 2009.  Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $1.1 million as of March 29, 2008.   The tax effected unrealized gains and losses are included in other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.

Gross realized gains from sales of available for sale securities were $0.3 million, $0.4 million and $0.3 million for the fiscal years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively.  Gross realized losses from sales of available for sale securities during fiscal 2009, 2008 and 2007 were approximately $1.7 million, $3,000 and $2,000, respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of March 28, 2009 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$19,521	$19,497
Due after one year through five years	19,299	17,594
Due after five years	8,507	8,145
	$47,327	$45,236

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 28, 2009
Municipal bonds	$3,290	$(11)	$—	$—
Asset-backed securities	1,890	(42)	5,082	(335)
Corporate securities	5,566	(133)	600	(1,395)
Auction rate securities	10,722	(1,626)	—	—
	$21,468	$(1,812)	$5,682	$(1,730)

The gross unrealized losses of $1.8 million for less than twelve months and the $1.7 million losses for twelve months or greater as of March 28, 2009 pertain to 46 securities and primarily were caused by interest rate fluctuations and changes in current market conditions.

During the second quarter of fiscal 2009, the Company determined that the decline in the fair value of certain of its available for sale securities were other than temporary due to a bankruptcy filing.  As result, in fiscal 2009, the Company recognized $1.7 million in impairment charges due to Lehman Brothers’ securities held by the Company.  The impairment charge of $1.7 million is reported as other expense on the Company’s consolidated statements of income.

4.	Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in fiscal 2009.  In accordance with FIN 46(R), the Company has included the partner’s share of the loss of approximately $0.3 million in its operating expenses.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009.

The Company also has an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in fiscal 2009 and approximately $0.8 million will be recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company has included the partner’s share of the gain of approximately $1.4 million in its operating expenses.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company has included $1.4 million of minority interest in its Consolidated Statements of Income of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership in the year ended March 28, 2009.

5.	Income Tax Provision

The provision for income taxes consists of the following:

	Years Ended
	(Amounts in thousands)
	March 28, 2009	March 29, 2008	March 31, 2007
Current:
Federal	$11,761	$5,703	$8,231
State	2,703	1,188	1,929
	14,464	6,891	10,160
Deferred - federal and state	(10,395)	(9,496)	(5,921)
Provision (benefit) for income taxes	$4,069	$(2,605)	$4,239

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended
	(Amounts in thousands)
	March 28, 2009		March 29, 2008		March 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$4,868	35.0%	$100	35.0%	$4,901	35.0%
State income taxes, net of federal income tax effect	(129)	(0.9)	(229)	(79.9)	231	1.7
Effect of permanent differences	(201)	(1.5)	(420)	(146.3)	(816)	(5.8)
Texas NOL tax credits expense/(benefit)	1,431	10.3	(1,341)	(466.8)	—	—
Welfare to work, LARZ, and other job credits	(1,052)	(7.6)	(672)	(234.0)	(601)	(4.3)
Valuation allowance	—	—	—	—	—	—
Other	(848)	(6.0)	(43)	(15.2)	524	3.7
	$4,069	29.3%	$(2,605)	(907.2)%	$4,239	30.3%

The fiscal year 2008 tax provision includes a benefit for the Texas NOL tax credit to account for a Texas tax law change. In fiscal 2009, the Texas NOL tax credit was adjusted to reflect anticipated store closures.

The Company’s net deferred tax assets are as follows:

	Years Ended
	(Amounts in thousands)
	March 28, 2009	March 29, 2008
CURRENT ASSETS (LIABILITIES)
Inventory	$6,796	$3,823
Uniform inventory capitalization	5,296	4,253
Prepaid expenses	(1,575)	(938)
Accrued expenses	2,882	3,083
Workers’ compensation	18,986	18,323
State taxes	(1,014)	(1,338)
Other, net	1,490	2,015
Valuation allowance	—	—
Total Current Assets (Liabilities)	32,861	29,221
NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	23,282	17,754
Net operating loss carry-forwards	4,772	5,198
Deferred rent	1,970	1,690
FAS 123(R)	5,772	4,430
Other, net	3,789	2,734
Valuation allowance	(3,900)	(3,900)
Total Non-Current Assets (Liabilities)	35,685	27,906
Net Deferred Tax Assets	$68,546	$57,127

As of March 28, 2009, the Company had federal net operating loss carryforwards of approximately $13.6 million which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $4.5 million of California Enterprise Zone credits that can be carried forward indefinitely. The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  This allowance primarily relates to the deferred tax assets acquired in the acquisition of Universal International, Inc.

The Company adopted the provisions of FIN No 48 on April 1, 2007.  The implementation of FIN 48 did not result in a change in the estimated liabilities for unrecognized tax benefits at April 1, 2007.  At March 28, 2009, the Company had gross unrecognized tax benefits of approximately $1.4 million, of which, $0.1 million, if recognized, would not have a material impact on the effective tax rate.

The Company recognizes interest and penalties for uncertain tax positions in income tax expense.  In the year ended March 28, 2009, the Company did not recognize a material amount of interest and penalties.  The Company has approximately $0.5 million accrued for interest and penalties at March 29, 2008, all of which is included in income taxes payable.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands):

Balance at April 1, 2007	$1,381
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 29, 2008	$1,381
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	35
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 28, 2009	$1,416

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is subject to examinations by the major tax jurisdictions for the tax years 2003 through 2008.

6.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates.  Rental expense for these facilities was approximately $2.1 million in each of fiscal years 2009, 2008 and 2007.

7.	Commitments and Contingencies

Credit Facilities

At March 29, 2008, the Company’s debt included a construction loan of $7.3 million as a result of the consolidation of a variable interest entity, the La Quinta Partnership.  In May of 2005, the partnership entered into a construction bank loan with a financial institution to finance the construction of a shopping center.  The managing partner, at that time, guaranteed the bank loan, and the Company did not make any guarantees or incur direct liability outside the partnership for this loan.  The assets of the partnership were collateralized under the construction loan.  During fiscal 2009, 2008 and 2007, the partnership incurred interest costs in the amount of $0.8 million, $0.7 million and $0.8 million, respectively, and no interest was capitalized in each of those years. By June 2, 2008, the partnership was in default on the construction loan in the amount of $7.3 million in principal and $0.2 million in interest.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The $9.3 million included the Company’s purchase of land and a building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties and the loan balance was fully extinguished as of March 28, 2009.  See Note 4 to the Consolidated Financial Statements for further information.

The Company has no debt outstanding as of March 28, 2009 and does not maintain any other credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through 2031. Some of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expense charged to operating expenses in fiscal 2009, 2008 and 2007 was approximately $60.6 million, $54.1 million and $49.3 million, respectively, of which $0.2 million was paid as percentage rent based on sales volume for each of the years then ended, respectively.  Sub-lease income earned in fiscal 2009, 2008 and 2007 was approximately $1.0 million, $0.9 million and $0.9 million, respectively.

As of March 28, 2009, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2010	$41,714	$106	$773
2011	36,684	106	445
2012	29,754	106	346
2013	23,284	106	228
2014	19,956	106	228
Thereafter	52,439	224	302
Future minimum lease payments	$203,831	$754	$2,322
Less amount representing interest		(170)
Present value of future lease payments		$584

The capital lease relates to a building for one of the Company’s stores.  The gross asset amount recorded under the capital lease was $1.0 million each as of March 28, 2009 and March 29, 2008.  Accumulated depreciation was $0.5 million each as of March 28, 2009 and March 29, 2008.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

At March 28, 2009 and March 29, 2008, the Company had recorded a liability $44.3 million and $42.7 million respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure and had recorded a liability less than $0.1 million at each of March 28, 2009 and March 29, 2008 for workers’ compensation claims in Texas, and purchases workers’ compensation insurance coverage in Arizona and Nevada.

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

The Company has one stock plan (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards up to 17,000,000 shares of common stock, of which 2,055,000 are available as of March 28, 2009 for future grants.  Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the compensation committee, which consists exclusively of independent members of the Board of Directors.  The plan will expire in 2011.

The following table summarizes stock awards available for grant:

	Years Ended
	March 28, 2009		March 29, 2008		March 31, 2007
Beginning balance	976,000		2,870,000		5,035,000
Authorized	—		—		—
Granted	(249,000	)(a)	(2,435,000	) (c)	(2,856,000)
Cancelled	1,328,000	(b)	541,000	(d)	691,000
Available for future grant	2,055,000		976,000		2,870,000

(a) This amount includes 127,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units to be issued, if any, depends on the Company’s financial performance over a period of time.
(b) This amount includes 191,000 performance stock units.
(c) This amount includes 1,627,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units to be issued, if any, depends on the Company’s financial performance over a period of time.
(d) This amount includes 7,000 performance stock units.

In fiscal 2009, fiscal 2008 and fiscal 2007, the Company incurred non-cash stock-based compensation expense of $3.1 million, $4.2 million and $5.2 million recorded as operating expense, before the income tax benefit of $1.3 million, $1.7 million and $2.1 million, respectively.

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

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Years Ended
	March 28, 2009	March 29, 2008	March 31, 2007
Weighted-average fair value of options granted	$4.93	$3.82	$4.36
Risk free interest rate	2.97%	3.29%	4.93%
Expected life (in years)	5.0	4.9	4.6
Expected stock price volatility	55.1%	54.0%	41.0%
Expected dividend yield	None	None	None

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

Option activity under the Company’s stock option plan during the year ended March 28, 2009 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	6,471,000	$16.02
Granted	122,000	$9.76
Exercised	(7,000)	$9.33
Cancelled	(1,136,000)	$14.95
Outstanding at the end of the period	5,450,000	$16.15	5.30	$1,646,000
Exercisable at the end of the period	4,562,000	$17.56	4.73	$537,000
Exercisable and expected to vest at the end of the period	5,365,000	$16.28	5.25	$1,467,000

The aggregate pre-tax intrinsic values of options outstanding, exercisable, and exercisable and expected to vest were calculated based on the Company’s closing stock price on the last trading day of fiscal 2009.  These amounts change based upon changes in the fair market value of the Company’s stock.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2009 and 2008 was less than $0.1 million and $0.8 million, respectively. The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during fiscal 2009, 2008 and 2007 was $4.9 million, $6.8 million and $6.2 million, respectively.

The weighted average remaining contractual life, and the weighted average per share exercise price of options outstanding and of options exercisable as of March 28, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$5.50 — $10.50	1,737,000	7.74	$8.94	977,000	$9.41
$10.51 — $16.50	962,000	7.41	$10.98	834,000	$10.76
$16.51 — $20.50	1,330,000	2.79	$17.66	1,330,000	$17.66
$20.51 — $28.50	410,000	2.11	$20.52	410,000	$20.52
$28.51 — $35.50	1,011,000	3.70	$29.72	1,011,000	$29.72
	5,450,000	5.30	$16.15	4,562,000	$17.56

As of March 28, 2009, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period, (2) continuous employment with the Company, and (3) certain vesting requirements.  The performance period began on March 29, 2008 and ends on the date upon which the Company files its annual financial statement for fiscal year 2012. As of March 28, 2009, the Company had 1.6 million PSUs issued and outstanding.  The following table summarizes the PSUs activity in fiscal 2009:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,627,000	$6.75
Granted	127,000	$9.21
Forfeited	(191,000)	$7.50
Outstanding at the end of the period	1,563,000	$6.86
Vested at the end of the period	—	—

For PSUs, compensation expense is recognized only when it is probable that the performance criteria will be met. The fair value of the PSUs is based on the stock price on the grant date. No PSUs vested during fiscal 2009.  As of March 28, 2009 the unvested future compensation expense, assuming all the performance criteria will be met within the specified time frames, was $10.7 million.

9.	Stock Repurchase Program

The following table relates to purchases of the Company’s shares by the Company or any of its “affiliated purchasers” (as such term is defined in Rule 10b-18(b)(3) under the Securities Exchange Act) during the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
				(In thousands)
(1/25/09 – 2/21/09)	717,907	$7.55	696,908	$23,819
(2/22/09 – 3/28/09)	845,010	$7.91	845,010	$17,124
Total	1,562,917	$7.74	1,541,918	$17,124

(1)  Includes 20,999 shares acquired by our Chairman, Dave Gold, an affiliated purchaser, in open market purchases during the fourth quarter of fiscal 2009.

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of March 28 2009, the Company repurchased a total of 1,660,296 shares of common stock at an average price of $7.76 per share, for a total of $12.9 million.  The Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.

10.	Texas Market Plans

As announced on September 17, 2008, the Company’s Board of Directors, together with its management team, made a decision to exit the Texas market.  The Company’s exit plan anticipated that it would cease all Texas operations and complete the sale of its assets within one year.  The determination to take this action resulted after a thorough review of sales and profit performance of the Company’s Texas stores.  As a result of the decision to close its Texas operations, the Company recognized an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores during fiscal 2009.  This non-cash charge is recorded within selling, general and administrative expenses in the consolidated statements of operations.  During fiscal 2009, the Company also recognized and paid severance expenses of approximately $1.4 million related to Texas operations.

On September 29, 2008, the Company announced that in response to a proposal by the Company’s Chairman, Dave Gold, to acquire the Company’s Texas operations, the Company’s Board of Directors formed a special committee of independent board members to consider this proposal as well as other proposals or alternatives to accomplish the exit plan.  On January 31, 2009, following evaluation of Dave Gold’s proposal by a Special Committee of independent directors of the Company’s Board, the Board adopted the recommendation of the Special Committee to reject the proposal.

In the course of the Board’s deliberations, the Board noted that same-store sales in Texas had increased at a rate of 8.6% during the four-week period ended January 24, 2009, compared to a rate of 0.8% during the five-week period ended December 27, 2008.  In light of this significant improvement in sales results and the state of the economy, the Board concluded it would be prudent to continue to observe sales and other financial results in Texas for a limited period before taking permanent actions that would effectively close off any opportunity to continue the Texas operations.  After additional discussions following the January 31st Board meeting, the Board voted on February 2nd to continue operations in approximately two thirds of its Texas stores, and continue to operate its Texas distribution center to support these stores, in order to allow the Board to continue to monitor sales trends and other financial results in those stores. As a result, the Company closed four of its Texas stores during the fourth quarter of fiscal 2009, and the Company also closed 10 additional stores in Texas by mid-April 2009.  See Note 16 to Consolidated Financial Statements for further discussion of Texas store closures. During fiscal 2009, the Company accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store that the Company has decided not to open. The Company expects to pay these costs during fiscal 2010.  The Company currently has 34 stores in Texas.  Depending on future sales and other financial results in Texas, the Board could reverse its September decision and decide to maintain operations in Texas.

The actual amount of non-cash and cash charges incurred by the Company in connection with the Texas plan may be different than the estimated amounts.  The Company can not predict with certainty the actual costs of continued operations in Texas or potential exit plans or precisely when these costs will be incurred.

11.	Operating Segments

The Company historically presented Bargain Wholesale as a separate operating segment.  Bargain Wholesale is not material to the Company’s consolidated financial statements; therefore, in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, Bargain Wholesale is not presented as a separate operating segment in fiscal 2009.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

12.	Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees were eligible to participate in the Plan after 30 days of service and are eligible to receive matching contribution from the Company after one year of service.  The Company contributed approximately $1.6 million in each of fiscal years 2009 and 2008, and $0.4 million in fiscal 2007, in matching cash contributions to the Plan.  The Plan was amended in fiscal 2007 and currently the Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.  Prior to fiscal 2007, the Company could elect to match employee contributions or make a discretionary contribution to the Plan, but historically had elected not to do so.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  Funds in the plan are held in a rabbi trust. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $3.0 million and $4.2 million as of March 28, 2009 and March 29, 2008, respectively.

13.	Assets Held for Sale

Assets held for sale consist of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at March 28, 2009 was $7.4 million.  The Company commenced marketing the sale of the warehouse during the fourth quarter of fiscal 2008 and anticipates a sale in excess of the book value.  The Company expects the sale to be completed within the next 12 months.  No assurance can be given as to how much the warehouse will be sold for.  In addition, assets held for sale also includes a parcel of land and a small property each with a book value of $0.2 million.

14.	Other Current Liabilities

Other current liabilities as of March 28, 2009 and March 29, 2008 are as follows:

	Years Ended
	March 28, 2009	March 29, 2008
	(Amounts in thousands)

Accrued legal reserves and fees	$2,421	$3,049
Accrued property taxes	3,148	2,814
Accrued utilities	3,808	2,255
Accrued rent and related expenses	4,641	2,167
Accrued accounting fees	1,205	942
Accrued advertising	405	575
Accrued outside services	1,628	634
Other	6,086	4,075
Total other current liabilities	$23,342	$16,511

15.	Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited results of operations for each quarter during fiscal years 2009 and 2008. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	Fiscal Year 2009 ( March 30, 2008 to March 28, 2009)
	(Amounts in thousands, except per share data)
	(Unaudited)
	(March –June) 1st Quarter	(June – September) 2nd Quarter	(September –December) 3rd Quarter	(December – March) 4th Quarter
Net sales:
99¢ Only Stores	$294,717	$307,400	$340,988	$319,014
Bargain Wholesale	10,207	10,376	10,093	10,141
Total	304,924	317,776	351,081	329,155
Gross profit	116,880	122,683	142,833	129,419
Operating income (loss)	(1,966)	(11,773)	16,889	9,764
Net income (loss)	$(1,511)	$(9,414)	$12,453	$6,953

Earnings (loss) per common share:
Basic	$(0.02)	$(0.13)	$0.18	$0.10
Diluted	$(0.02)	$(0.13)	$0.18	$0.10
Weighted average shares outstanding:
Basic	70,060	70,016	69,985	69,887
Diluted	70,060	70,016	70,177	69,895

	Fiscal Year 2008 (April 1, 2007 to March 29, 2008)
	(Amounts in thousands, except per share data)
	(Unaudited)
	(April –June) 1st Quarter	(July – September) 2nd Quarter	(October –December) 3rd Quarter	(January – March) 4th Quarter
Net sales:
99¢ Only Stores	$282,857	$280,617	$314,630	$280,752
Bargain Wholesale	10,119	10,289	10,345	9,765
Total	292,976	290,906	324,975	290,517
Gross profit	114,113	108,118	130,505	108,139
Operating income (loss)	604	(9,781)	12,187	(9,396)
Net income (loss)	$2,964	$(5,171)	$9,522	$(4,422)

Earnings (loss) per common share:
Basic	$0.04	$(0.07)	$0.14	$(0.06)
Diluted	$0.04	$(0.07)	$0.14	$(0.06)
Weighted average shares outstanding:
Basic	69,999	70,054	70,060	70,060
Diluted	70,260	70,054	70,060	70,060

During the fourth quarter of fiscal 2009, the Company recognized a charge of approximately $1.3 million related to lease termination costs and stores closing costs associated with closing four of its Texas stores and lease termination costs for one contracted store that the Company has decided not to open.

16.	Subsequent Event

By mid-April 2009, the Company closed ten of its Texas stores of which three stores are owned by the Company and seven stores are leased.  In accordance with SFAS 146, the Company expects to record an expense of approximately $1.5 million to $2.0 million related to these closed leased stores during the first quarter of fiscal 2010.

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

In fiscal 2009, management further enhanced its documentation and evaluation of the design of the Company’s internal control over financial reporting. Management then commenced testing to evaluate the operating effectiveness of controls in the following areas: (a) control environment, (b) legal, (c) income taxes, (d) treasury, (e) fixed assets, (f) workers’ compensation, (g) financial reporting and close, (h) revenue, (i) human resources/payroll, (j) procure to pay, (k) inventory management, and (l) information technology.  Based on this evaluation and testing, management concluded that there was a material weakness in inventory accounting, as described more fully below.  Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of March 28, 2009.

A "material weakness" is defined as a significant deficiency or combination of significant deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Management identified the following material weakness in the Company’s internal control over financial reporting as of March 28, 2009:

As of March 28, 2009, there was an internal control weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls. The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter. These factors in combination with control deficiencies surrounding inventory accounts related to store physical count procedures and deficiencies related to maintenance of standard costs result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2009, the Company did not make any change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company made the following significant changes in the fourth quarter of fiscal 2009: implemented a perpetual inventory system including cycle counting and inventory tracking in its main City of Commerce warehouse, and enhanced its systems and procedures for tracking inventory movements between stores, between stores and warehouses, and between warehouses.

Remediation Plan for Material Weakness in Inventory

The Company first identified a material weakness surrounding its inventory accounts in connection with its 2004 year-end closing and financial reporting process.  Since that time, the Company has carried out the following significant remediation activities:

•	Implemented a perpetual inventory system including cycle counting and inventory tracking in its main City of Commerce warehouse.
•	Implemented reporting on all pallet movement and cycle count adjustments in its main (Commerce) warehouse.
•	Completed inventory racking for its main (Commerce) warehouse.
•	Implemented reporting and monitoring of store receiving/pallet scanning for every store on a monthly basis.
•	Implemented reporting and monitoring of store scrapping for every store on a daily basis (report is issued monthly).
•	Enhanced systems and procedures for tracking inventory movements between stores, between stores and warehouses, and between warehouses.
•	Implemented monitoring, tracking and programs to address high shrinkage stores.
•	Implemented accounting procedures to reconcile and monitor inventory costs and balances by warehouse location and for each store monthly and weekly for exception locations.
•	Upgraded its wireless infrastructure for real-time inventory updating.
•	Enhanced store physical inventory count procedures to ensure more accurate physical counts.
•	Implemented scannable tags at receiving for tracking pallet movements.
•	Re-engineered warehouse and store procedures to track pallet and case movements.
•	Increased the number and qualifications of accounting personnel.
•	Replaced significant numbers of consultants with full time employees in inventory accounting and control.
•	Implemented numerous inventory system enhancements in inventory, purchasing and accounting information systems.

The Company plans to continue its efforts to remediate its material weakness surrounding its inventory accounts and believes that it will remediate this material weakness by implementing the following remediation activities, although there can be no assurance that the Company will eliminate this material weakness by the end of fiscal 2010.

•	Improvements in transaction level tracking, monitoring and exception reporting for all inventory movements and accounting for standard cost and cost variances.
•	Further improvements to the merchandise accrual process and operational effectiveness of the roll-forward schedule of the inventory sub-ledger to the general ledger.
•
Improvements of inventory accounting systems and procedural enhancements to establish near real-time cutoffs, roll-forwards of theoretical inventory balances and daily and weekly exception reporting for reconciliation of certain key accounting controls.

Continued enhancements related to store inventory physical counts and account balances by category of merchandise to support interim cycle counts of departments and investigation of inventory buildups between physical counts.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited 99¢ Only Stores’ (the “Company”) internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As of March 28, 2009, there was an internal control weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls. The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter. These factors in combination with control deficiencies surrounding inventory accounts related to store physical count procedures and deficiencies related to maintenance of standard costs results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s fiscal year 2009 financial statements, and this report does not affect our report dated June 9, 2009 on those financial statements.

In our opinion, 99¢ Only Stores did not maintain, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 99¢ Only Stores as of March 28, 2009 and March 29, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 and our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
June 9, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information  regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K, information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K,  information regarding Directors and Executive Officers of the registrant required by Item 406 of Regulation S-K, and information regarding Directors and Executive Officers of the registrant required by Item 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is presented under the captions "Election of Directors," "Information with Respect to Nominees and Executive Officers," "Code of Business Conduct and Ethics," "Further Information Concerning the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, which will be filed with the Commission no later than 120 days after the end of the Company’s 2009 fiscal year and which is incorporated  herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is presented under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" in the definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is presented under the captions "Related Person Transactions" and “Further Information Concerning the Board of Directors” in the definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is presented under the caption "Independent Registered Public Accountants" in the definitive Proxy Statement for the Company's 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)  Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 38 of this Form 10-K.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)  The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended March 28, 2009
Allowance for doubtful accounts	$159	65	180	$44
Inventory reserve	$2,085	2,221	1,640	$2,666
Tax valuation allowance	$3,900	—	—	$3,900
For the year ended March 29, 2008
Allowance for doubtful accounts	$252	81	174	$159
Inventory reserve	$3,750	683	2,348	$2,085
Tax valuation allowance	$3,960	—	60	$3,900
For the year ended March 31, 2007
Allowance for doubtful accounts	$137	254	139	$252
Inventory reserve	$8,764	1,702	6,716	$3,750
Tax valuation allowance	$5,517	—	1,557	$3,960

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(10) *
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(10) *
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (8)
10.5	1996 Stock Option Plan: Performance Stock Unit Award – Fiscal 2008 to 2012 (9)
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1, 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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
10.16
Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of April 18, 1994, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant (“2566 East Florence Avenue Lease”), as amended.(1)

10.17	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18	[Reserved]
10.19	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California dated February 14, 1995, as amended.(7)
10.20	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(6)
10.21	Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(6)
10.22	Agreement with Gold family and affiliates related to nonpayment of rent increases*.(7)
10.23	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)
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

10.27	[Reserved]
10.28	1996 Stock Option Plan: Stock Option Award Agreement (9)
10.29	Robert Kautz Employment Agreement(5)
10.30	Second Amendment to 6161 Atlantic Blvd. Lease, dated January 1, 2005. (7)

21.0	Subsidiaries*
23.1	Consent of BDO Seidman, LLP*
23.2	Consent of Independent Valuation Firm*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

Signature	Title	Date

/s/ David Gold
David Gold	Chairman of the Board	June 10, 2009

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director (principal executive officer)	June 10, 2009

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	June 10, 2009

/s/ Howard Gold
Howard Gold	Executive Vice President of Special Projects	June 10, 2009

/s/ Robert Kautz
Robert Kautz	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	June 10, 2009

/s/ Eric Flamholtz
Eric Flamholtz	Director	June 10, 2009

/s/ Lawrence Glascott
Lawrence Glascott	Director	June 10, 2009

/s/ Marvin L. Holen
Marvin L. Holen	Director	June 10, 2009

/s/ Peter Woo
Peter Woo	Director	June 10, 2009