Form 10-Q
period 2009-06-27
99 CENTS ONLY STORES
filed 2009-08-05
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒    No       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       ☐    No       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 68,478,315 Shares as of August 3, 2009

99¢ ONLY STORES
Form 10-Q

Part I- Financial Information

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 27, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$35,651	$21,930
Short-term investments	96,209	93,049
Accounts receivable, net of allowance for doubtful accounts of $27 and $44 at June 27, 2009 and March 28, 2009, respectively	2,636	2,490
Income taxes receivable	—	1,161
Deferred income taxes	32,861	32,861
Inventories, net	159,344	151,928
Assets held for sale	7,753	7,753
Other	5,334	4,038
Total current assets	339,788	315,210
Property and equipment, net	268,550	271,286
Long-term deferred income taxes	34,983	35,685
Long-term investments in marketable securities	23,621	26,351
Deposits and other assets	14,509	14,341
Total assets	$681,451	$662,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,423	$36,009
Payroll and payroll-related	12,893	13,731
Sales tax	4,160	5,334
Other accrued expenses	25,246	23,342
Workers’ compensation	43,892	44,364
Current portion of capital lease obligation	66	65
Total current liabilities	127,680	122,845
Deferred rent	9,623	10,318
Deferred compensation liability	3,437	2,995
Capital lease obligation, net of current portion	502	519
Other liabilities	2,306	2,339
Total liabilities	143,548	139,016
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 68,419,106 shares at June 27, 2009 and 68,407,486 shares at March 28, 2009	235,352	231,867
Retained earnings	303,589	294,081
Other comprehensive loss	(1,038)	(2,091)
Total shareholders’ equity	537,903	523,857
Total liabilities and shareholders’ equity	$681,451	$662,873

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net Sales:
99¢ Only Stores	$321,845	$294,717
Bargain Wholesale	10,265	10,207
Total sales	332,110	304,924

Cost of sales (excluding depreciation and amortization expense shown separately below)	198,532	188,044
Gross profit	133,578	116,880
Selling, general and administrative expenses:
Operating expenses	111,250	110,126
Depreciation and amortization	6,942	8,720
Total selling, general and administrative expenses	118,192	118,846
Operating income (loss)	15,386	(1,966)
Other (income) expense:
Interest income	(363)	(1,132)
Interest expense	136	213
Other-than-temporary investment impairment due to credit losses	568	—
Other	(2)	(322)
Total other (income) expense	339	(1,241)
Income (loss) before provision (benefit) for income taxes and income attributed to noncontrolling interest	15,047	(725)
Provision (benefit) for income taxes	5,539	(571)
Net income (loss) including noncontrolling interest	9,508	(154)
Net income attributable to noncontrolling interest	—	(1,357)
Net income (loss) attributable to 99¢ Only Stores	$9,508	$(1,511)

Earnings (loss) per common share attributed to 99¢ Only Stores:
Basic	$0.14	$(0.02)
Diluted	$0.14	$(0.02)

Weighted average number of common shares outstanding:
Basic	68,583	70,060
Diluted	68,962	70,060

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Quarter Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$9,508	$(154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,942	8,720
Loss on disposal of fixed assets	10	1
Gain on sale of partnership asset	—	(1,542)
Long-lived asset impairment	431	—
Investments impairment	568	—
Excess tax benefit from share-based payment arrangements	3	—
Deferred income taxes	702	(262)
Stock-based compensation expense	3,368	1,062
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(146)	(291)
Inventories	(7,312)	(11,764)
Deposits and other assets	(1,024)	3,122
Accounts payable	4,493	4,549
Accrued expenses	(813)	3,370
Accrued workers’ compensation	(472)	(20)
Income taxes	1,161	(670)
Deferred rent	(695)	(249)
Other long-term liabilities	(33)	—
Net cash provided by operating activities	16,691	5,872

Cash flows from investing activities:
Purchases of property and equipment	(3,736)	(9,593)
Proceeds from sale of fixed assets	15	—
Purchases of investments	(3,557)	(18,091)
Sales of investments	4,207	17,900
Proceeds from sale of partnership asset	—	2,218
Net cash used in investing activities	(3,071)	(7,566)

Cash flows from financing activities:
Payments of capital lease obligation	(16)	(15)
Proceeds from exercise of stock options	120	—
Proceeds from the consolidation of construction loan	—	1
Excess tax benefit from share-based payment arrangements	(3)	—
Net cash provided by (used in) financing activities	101	(14)

Net increase (decrease) in cash	13,721	(1,708)
Cash and cash equivalents - beginning of period	21,930	9,462
Cash and cash equivalents - end of period	$35,651	$7,754

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 28, 2009 and notes thereto included in the Form 10-K of 99¢ Only Stores (“the Company”) for the fiscal year ended March 28, 2009 (“fiscal 2009”).  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 27, 2010 (“fiscal 2010”).

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and will end on March 27, 2010 and fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended March 28, 2009. The first quarter ended June 27, 2009 (“first quarter of fiscal 2010”) and first quarter ended June 28, 2008 (“first quarter of fiscal 2009”) were each comprised of 91 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of June 27, 2009, the Company operated 271 retail stores with 201 in California, 33 in Texas, 25 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of June 27, 2009 and March 28, 2009.  See Note 3, “Investments.”  Investment securities are recorded as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Staff Positions (“FSP”) FAS No. 115-1 and SFAS No. 124-1,  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as amended by FSP FAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which establishes a new method for recognizing and reporting other-than-temporary impairment of debt securities and also contains additional disclosure requirements for both debt and equity securities.  Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in values judged to be other than temporary are determined based on the specific identification methods and are reported in the statements of income.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of June 27, 2009 and March 28, 2009, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.3 million and $4.2 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  During the first quarter of fiscal 2009, the Company did not record any asset impairment charges.

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

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and Performance Stock Units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years. The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by SFAS No. 146. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During the first quarter of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of eleven of its Texas stores.  See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for June 27, 2009 and March 28, 2009.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $0.9 million and $1.4 million for the first quarter of fiscal 2010 and 2009, respectively.

Statements of Cash Flows

Cash payments for income taxes were $3.3 million and $0.1 million for the first quarter of fiscal 2010 and 2009, respectively.  Non-cash investing activities included $1.0 million and $3.0 million in fixed assets purchase accruals for the first quarter of fiscal 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, and accruals. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosures about such fair value measurements.  The Company adopted SFAS No. 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, “Partial Deferral of the Effective Date of Statement 157,” (“FSP No. 157-2”) as noted below.  The adoption of SFAS No. 157 did not have an impact on our financial position or operating results.

FSP No. 157-2 deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company adopted FSP No. 157-2 at the beginning of the first quarter of fiscal 2010 and the adoption of FSP No. 157-2 did not have an impact on Company’s financial position or operating results.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 27, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Available for sale investments	$119,830	$79,851	$29,349	$10,630
Other assets – assets that fund deferred compensation	$3,437	$3,437	—	—
LIABILITES
Other Long-term liabilities – deferred compensation	$3,437	$3,437	—	—

Level 1 investments include money market funds and perpetual preferred stocks of $78.7 million and $1.2 million, respectively.  Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $18.5 million, $5.2 million and $5.7 million, respectively.  Level 3 investments include auction rate securities of $10.6 million.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  These securities are held as “available-for-sale” in conformity with SFAS No. 115.  Based on the estimated fair value as of June 27, 2009, an other than temporary impairment related to credit losses of $0.6 million was recognized in earnings for the Company’s auction rate securities in accordance with newly issued FSP No. FAS 115-2.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the consolidated balance sheets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Input (Level 3) as of June 27, 2009
Description
Beginning balance at March 28, 2009	$10,722
Transfer into Level 3	—
Total realized/unrealized losses:
Included in earnings	(568)
Included in other comprehensive income	896
Sales and redemptions	(420)
Ending balance at June 27, 2009	$10,630
Total amount of unrealized losses for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$896

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	June 27, 2009	March 28, 2009
Property and equipment
Land	$69,162	$69,162
Buildings	85,861	85,860
Buildings improvements	62,636	61,438
Leasehold improvements	120,123	118,634
Fixtures and equipment	118,148	115,866
Transportation equipment	5,392	5,297
Construction in progress	16,505	17,752
Total property and equipment	477,827	474,009
Less: accumulated depreciation and amortization	(209,277)	(202,723)
Property and equipment, net	$268,550	$271,286

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	June 27, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$78,656	$—	$—	$78,656
Auction rate securities	11,362	—	(732)	10,630
Municipal bonds	18,431	46	(1)	18,476
Asset-backed securities	5,436	17	(258)	5,195
Corporate securities	7,676	26	(829)	6,873
Total	$121,561	$89	$(1,820)	$119,830

Reported as:
Short-term investments				$96,209
Long-term investments in marketable securities				23,621
Total				$119,830

	March 28, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$73,564	$—	$—	$73,564
Auction rate securities	12,348	—	(1,626)	10,722
Municipal bonds	20,457	47	(11)	20,493
Asset-backed securities	8,822	11	(377)	8,456
Corporate securities	7,693	—	(1,528)	6,165
Total	$122,884	$58	$(3,542)	$119,400

Reported as:
Short-term investments				$93,049
Long-term investments marketable securities				26,351
Total				$119,400

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $10.6 million and $10.7 million of its auction rate securities in non-current assets on the Company’s balance sheet as of June 27, 2009 and March 28, 2009 respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of June 27, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$17,537	$17,557
Due after one year through five years	18,213	17,502
Due after five years	5,160	4,920
	$40,910	$39,979

There were no realized gains from the sale of marketable securities for the first quarter of fiscal 2010.  Realized gains from the sale of marketable securities were approximately $0.3 million for the first quarter of fiscal 2009.  The Company recognized credit loss related impairment charges of $0.6 million for its auction rate securities in the first quarter of fiscal 2010 and no impairment charges for the first quarter of fiscal 2009.

Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $1.7 million as of June 27, 2009.  Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $3.5 million as of March 28, 2009.  The tax effected gains on net unrealized holdings of marketable securities were $1.1 million for the first quarter of fiscal 2010. The tax effected losses on net unrealized holdings of marketable securities were $0.4 million for the first quarter of fiscal 2009.  These tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $4.2 million and $17.9 million for the first quarter of fiscal 2010 and 2009, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 27, 2009
Municipal bonds	$1,249	$(1)	$—	$—
Asset-backed securities	276	(1)	3,884	(257)
Corporate securities	2,473	(27)	1,498	(802)
Auction rate securities	10,630	(732)	—	—
	$14,628	$(761)	$5,382	$(1,059)

As of June 27, 2009, the gross unrealized losses of $0.8 million for less than twelve months and the $1.1 million of losses for twelve months or greater pertain to 34 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

During the first quarter ended June 27, 2009, the Company recorded $0.6 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  The Company did not have any non-credit related other than temporary losses on its auction rate securities. Accordingly, the Company’s other comprehensive income (loss) does not include any charges related to the non-credit portion of these auction rate securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings for the first quarter of fiscal 2010 (in thousands):

Credit Losses
Beginning balance of credit losses, March 28, 2009 (before tax)	$—
Additions for credit losses during first quarter of fiscal 2010	568
Ending balance of credit losses, June 27, 2009 (before tax)	$568

4.	Comprehensive Income (Loss) Attributed to 99¢ Only Stores

The following table sets forth the calculation of comprehensive (loss) income attributed to 99¢ Only Stores, net of tax effects for the periods indicated (in thousands):

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net income (loss) attributable to 99¢ Only Stores	$9,508	$(1,511)
Unrealized holding (losses) gains on marketable securities, net of tax effects of $475 and $263 for the first quarter of fiscal 2010 and fiscal 2009, respectively	713	(201)
Reclassification adjustment, net of tax effects	340	(193)
Total unrealized holding (losses) gains, net	1,053	(394)
Total comprehensive income (loss) attributable to 99¢ Only Stores	$10,561	$(1,905)

5.	Earnings (Loss) Per Share Attributed to 99¢ Only Stores

“Basic” earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. “Diluted” earnings (loss) per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	First Quarter Ended
	June 27, 2009	June 28, 2008
Net income (loss) attributable to 99¢ Only Stores	$9,508	$(1,511)
Weighted average number of common shares outstanding – basic	68,583	70,060
Dilutive effect of outstanding stock options	379	—
Weighted average number of common shares outstanding – diluted	68,962	70,060
Basic earnings (loss) per share attributable to 99¢ Only Stores	$0.14	$(0.02)
Diluted earnings (loss) per share attributable to 99¢ Only Stores	$0.14	$(0.02)

For the first quarter ended June 27, 2009, 2.5 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first quarter ended June 28, 2008, all 6.1 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,488,000 were available as of June 27, 2009 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011. The Compensation Committee has also approved grants of Performance Stock Units discussed further below (also see the Company’s Form 8-K filed on January 16, 2008).

Stock Option Activity

Option activity under the Company’s stock option plan in the first quarter of fiscal 2010 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	5,450,000	$16.15
Granted	—	$—
Exercised	(13,000)	$9.52		$—
Cancelled	(402,000)	$17.64
Outstanding at the end of the period	5,035,000	$16.05	5.44	$10,678,000
Exercisable at the end of the period	4,515,000	$17.00	5.08	$7,626,000

For the first quarter of fiscal 2010 and 2009, the Company incurred non-cash stock-based compensation expense related to stock options of $0.5 million and $1.1 million, respectively, which was recorded as operating expense.  As of June 27, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the first quarter of fiscal 2010 and 2009 was $1.6 million and $3.9 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of June 27, 2009, the Company had 1.5 million PSUs outstanding. The following table summarizes the PSUs activity in the first quarter of fiscal 2010:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,563,000	$6.86
Granted	—	$—
Forfeited	(31,000)	$6.58
Outstanding at the end of the period	1,532,000	$6.86
Vested at the end of the period	230,000	6.86

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met. Based on the Company’s recent financial results, the first quarter of fiscal 2010 was the first quarter that it appeared probable that certain performance conditions would be met.  In the first quarter of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $2.9 million, which was recorded as operating expense. The Company did not incur non-cash stock-based compensation expense related to PSUs during the first quarter of fiscal 2009.  There were 230,000 PSUs vested during the first quarter of fiscal 2010.  As of June 27, 2009 the unvested future compensation expense, assuming all the performance criteria will be met within the specified time frame, was $10.5 million.

7.	Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with FIN 46(R), the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009 and June 27, 2009.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and June 27, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and June 27, 2009.

8.	New Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted SFAS No. 157 at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FSP No. 157-2 as noted below. The adoption of SFAS No. 157 did not have an impact on the Company’s financial position or operating results.  FSP No. 157-2 deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this statement for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 had no impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

 In May 2008, FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this statement resulted in the recognition of $0.6 million of other than temporary impairment charges related to credit losses on the Company’s auction rate securities during the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009 and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets (“Statement No. 166”), an amendment of FASB Statement No. 140 (“Statement No. 140”). Statement No. 166 eliminates the concept of a “qualifying special-purpose entity” from Statement No. 140 and changes the requirements for derecognizing financial assets. The Company will adopt Statement No. 166 at beginning of fiscal 2011. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 . Additionally, Statement No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company will adopt Statement No. 167 at the beginning of fiscal 2011. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 168.  The FASB notes that the FASB Accounting Standards Codification™ “Codification” will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the second quarter of fiscal 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of June 27, 2009 and March 28, 2009 and does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At June 27, 2009 and March 28, 2009, the Company had recorded a liability of $43.8 million and $44.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability less than $0.1 million at June 27, 2009 and March 28, 2009 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported case by case below.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California's pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company recently provided a detailed position statement with respect to its pricing structure.  If such an action is brought, we cannot predict the outcome of such an action or the amount of potential loss, if any.  We believe our new pricing structure is lawful, and that our .99 cent pricing policy has an established precedent to the similar .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price signed in the stores such that it would not cause a reasonable consumer to be deceived, and, if such an action is brought, we intend to vigorously defend it.

10.	Texas Market

As announced on September 17, 2008, the Company’s Board of Directors, together with its management team, made a decision to exit the Texas market.  The Company’s exit plan anticipated that it would cease all Texas operations and complete the sale of its assets within one year.  The determination to take this action resulted after a thorough review of sales and profit performance of the Company's Texas stores and net recovery of capital based on the state of the real estate market at that time.  As a result of the decision to close its Texas operations, the Company recognized an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores during the second quarter of fiscal 2009.  This non-cash charge was recorded within selling, general and administrative expenses in consolidated statements of operations.  During the third quarter of fiscal 2009, the Company also recognized and paid severance expenses of approximately $1.4 million related to Texas operations.

On September 29, 2008, the Company announced that in response to a proposal by the Company’s Chairman, Dave Gold, to acquire the Company’s Texas operations, the Company’s Board of Directors formed a special committee of independent board members to consider this proposal as well as other proposals or alternatives to accomplish the exit plan.  On January 31, 2009, following evaluation of Dave Gold’s proposal by the special committee, the Board adopted the recommendation of the special committee to decline to further pursue the proposal.

In the course of the Board’s deliberations, the Board noted that same-store sales in Texas had increased at a rate of 8.6% during the four-week period ended January 24, 2009, compared to a rate of 0.8% during the five-week period ended December 27, 2008.  In light of this significant improvement in sales results and the state of the economy, the Board concluded it would be prudent to continue to observe sales and other financial results in Texas for a limited period before taking permanent actions that would effectively close off any opportunity to continue the Texas operations.  After additional discussions following the January 31st Board meeting, the Board voted on February 2nd to continue operations in approximately two thirds of its Texas stores, and continue to operate its Texas distribution center to support these stores, in order to allow the Board to continue to monitor sales trends and other financial results in those stores. As a result, the Company closed four of its Texas stores during the fourth quarter of fiscal 2009.  During the fourth quarter of fiscal 2009, the Company accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store that the Company has decided not to open.

Following a six-month period during which the Company’s management and its Board of Directors monitored sales trends and other financial results of the Company’s remaining Texas operations, the Board of Directors analyzed such trends and results, as well as other data related to the potential long term financial implications of such trends and results, including the fact that, since February 2009, the year-over-year same-store sales of the Company’s Texas stores have increased substantially, to 23.6% for the first quarter of fiscal 2010.  On August 4, 2009, the Board voted to continue operations in Texas and that the Board’s prior decision announced on September 17, 2008 to wind down and close the Company’s Texas operations, shall be of no further force or effect.

In the first quarter of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of eleven of its Texas stores.  In fiscal 2010, the Company expects to pay the lease termination costs accrued during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.  The actual amount of non-cash and cash charges incurred by the Company in connection with the closing of these Texas stores during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 may be different than the amounts estimated by the Company, and there can be no assurances that satisfactory agreements with landlords can be achieved to keep all the Company’s remaining Texas stores open.  As of June 27, 2009 the Company operated 33 stores in Texas.

11.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at June 27, 2009 was $7.4 million.  The Company commenced marketing the warehouse for sale during the fourth quarter of fiscal 2008.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for. In addition, assets held for sale also include a parcel of land and a small property, each with a book value of $0.2 million.

12.	Other Current Liabilities

Other current liabilities as of June 27, 2009 and March 28, 2009 are as follows:

	Years Ended
	June 27, 2009	March 28, 2009
	(Amounts in thousands)

Accrued legal reserves and fees	$2,528	$2,421
Accrued property taxes	2,604	3,148
Accrued utilities	3,200	3,808
Accrued rent and related expenses	6,505	4,641
Accrued accounting fees	930	1,205
Accrued advertising	330	405
Accrued outside services	1,590	1,628
Accrued bank fees	558	580
Accrued repairs and maintenance	544	484
Accrued income taxes payable	1,580	327
Other	4,877	4,695
Total other current liabilities	$25,246	$23,342

13.	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009. The Company is not aware of any significant events, except as noted in Note 10 to Consolidated Financial Statements related to its Board’s decision pertaining to the Texas market, that occurred subsequent to the balance sheet date but prior to the filing of this Report that would have a material impact on its Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the first quarter of fiscal 2010, the Company had net sales of $332.1 million, operating income of $15.4 million and net income of $9.5 million.  Sales increased during the first quarter of fiscal 2010 primarily due to a 7.2% increase in same-store sales, the full quarter effect of 19 new stores opened in fiscal 2009 and the effect of two new stores opened in the first quarter of fiscal 2010.  The increase in sales was partially offset by the effect of closing 15 stores in Texas.

During the first quarter of fiscal 2010, the Company opened two stores in California and re-opened one store which was closed due to a hurricane in Texas.  For fiscal 2010, the Company plans to open a total of 10 to 12 stores with the majority in the second half of the fiscal year and all but two to three in California.

The Company believes that near-term growth in sales for the remainder of fiscal 2010 will result from new store openings  and increases in same-store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 28, 2009, filed with the Securities and Exchange Commission on June 10, 2009.

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are primarily shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.4 million and $18.2 million for the first quarter of fiscal 2010 and 2009, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized lease.

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	First Quarter Ended
	June 27, 2009	June 28, 2008
NET SALES:
99¢ Only Stores	96.9%	96.7%
Bargain Wholesale	3.1	3.3
Total sales	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.8	61.7
Gross profit	40.2	38.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.5	36.1
Depreciation and amortization	2.1	2.9
Total selling, general and administrative expenses	35.6	39.0
Operating income (loss)	4.6	(0.6)
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.4)
Interest expense	0.0	0.1
Other-than-temporary investment impairment due to credit losses	0.2	0.0
Other	0.0	(0.1)
Total other (income) expense	0.1	(0.4)
Income (loss) before provision (benefit) for income taxes and income attributed to noncontrolling interest	4.5	(0.2)
Provision (benefit) for income taxes	1.7	(0.2)
Net income (loss) including noncontrolling interest	2.9	(0.1)
Net income attributible to noncontrolling interest	—	(0.4)
NET INCOME (LOSS) ATTRIBUTABLE TO 99¢ ONLY STORES	2.9%	(0.5)%

First Quarter Ended June 27, 2009 Compared to First Quarter Ended June 28, 2008

Net Sales: Net sales increased $27.2 million, or 8.9%, to $332.1 million for the first quarter of fiscal 2010 compared to $304.9 million for the first quarter of fiscal 2009.  Retail sales increased $27.1 million, or 9.2%, to $321.8 million for the first quarter of fiscal 2010 compared to $294.7 million for the first quarter of fiscal 2009.  The increase in retail sales was primarily due to an increase of $20.2 million for the first quarter of fiscal 2010 as a result of an increase in same-store sales.  The full quarter effect of 19 new stores opened in fiscal 2009 increased retail sales by $12.0 million and the effect of two new stores opened in the first quarter of fiscal 2010 increased sales by $2.0 million for the first quarter of fiscal 2010.  The increase in sales was partially offset by a decrease in sales due to the effect of the closing of 15 stores in Texas, as described in Note 10 to Consolidated Financial Statements (“Texas Market”).  These stores had approximately $7.5 million in sales during the first quarter of fiscal 2009.

The Company’s same-store sales increased 7.2% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The same-store sales for the first quarter of fiscal 2010 included the Easter selling season, whereas the Easter selling season fell in the fourth quarter of fiscal 2008.  The number of overall same-store sales transaction counts increased by 6.0% and the average transaction increased by 1.2% to $9.56 from $9.45 for the first quarter of fiscal 2010.

Gross Profit: Gross profit increased $16.7 million, or 14.3%, to $133.6 million for the first quarter of fiscal 2010 compared to $116.9 million the first quarter of fiscal 2009.  As a percentage of net sales, overall gross margin increased to 40.2% for the first quarter of fiscal 2010 compared to 38.3% for the first quarter of fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 56.4% of net sales for the first quarter of fiscal 2010 compared to 58.1% of net sales for the first quarter of fiscal 2009, due to an increase in all of the Company’s price points by adding 99/100 of one cent to every price point (i.e., 99¢ increased to 99.99¢) implemented in September 2008. The increase in gross profit was also due to a decrease in spoilage/shrink to 3.1% of net sales for the first quarter of fiscal 2010 from 3.4% of net sales in the first quarter of fiscal 2009, primarily due to a decrease in recorded scrap from perishables and a reduction in shrink reserves based on the trend of physical inventories taken at year end and during the first quarter of fiscal 2010.    The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $1.1 million, or 1.0%, to $111.2 million for the first quarter of fiscal 2010 compared to $110.1 million for the first quarter of fiscal 2009.  As a percentage of net sales, operating expenses decreased to 33.5% for the first quarter of fiscal 2010 from 36.1% for the first quarter of fiscal 2009.  Of the 260 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 240 basis points, corporate expenses decreased by 90 basis points and distribution and transportation decreased by 110 basis points.  These decreases are offset by a 180 basis points increase in other items primarily related to performance stock units expense and lease termination costs related to the closure of 11 Texas stores.

Retail operating expenses decreased as a percentage of sales by 240 basis points to 23.1% of net sales, decreasing by $0.9 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The majority of the decrease as a percentage of sales was due to lower payroll-related expenses as a result of improvement in labor productivity during the first quarter of fiscal 2010.  These decreases were partially offset by slight increases in costs related to taxes and licenses as well as outside service fees as a percentage of net sales.

Distribution and transportation expenses decreased as a percentage of sales by 110 basis points to 4.9% of net sales, decreasing by $1.8 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The decrease as a percentage of sales was primarily due to improvements in labor efficiencies, improved processing methods and increased efficiencies in transportation.

Corporate operating expenses decreased as a percentage of sales by 90 basis points to 3.7% of net sales, decreasing by $1.8 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease as a percentage of sales was primarily due to lower salaries, outside services, consulting and professional fees.  These decreases were partially offset by slight increases in legal costs and taxes and licenses fees as a percentage of net sales.

The remaining operating expenses increased as a percentage of sales by 180 basis points to 1.7% of net sales, increasing by $5.6 million.  The increase was primarily due to an increase in stock-based compensation expense of $2.3 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  The increase of $2.3 million in stock based compensation was related to a $2.9 million of performance stock unit expense, offset by a reduction of $0.6 million in stock options expense during the first quarter of fiscal 2010.  The increase in the other operating expenses was also due to lease termination and closing costs of approximately $1.4 million related to the closure of 11 Texas stores during the first quarter of fiscal 2010.  See Note 10 to Consolidated Financial Statements for further discussion of the Texas market. In addition, during the first quarter of fiscal 2009, the Company recognized a gain on a sale of the primary asset of a partnership of approximately $0.2 million, including the partnership’s gain of approximately $1.4 million.  The Company had no such gains during the first quarter of fiscal 2010. The remaining increase in other income is due to increases and decreases in other less significant items included in other income.

Depreciation and Amortization: Depreciation and amortization decreased $1.8 million, or 20.7%, to $6.9 million for the first quarter of fiscal 2010 compared to $8.7 million for the first quarter of fiscal 2009.  The decrease was primarily a result of closing 15 stores in Texas and also due to the assets that became fully depreciated in existing stores as compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of sales decreased to 2.1% from 2.9%, for the reasons discussed above as well as due to sales improvements.

Operating Income/Loss: Operating income was $15.4 million for the first quarter of fiscal 2010 compared to an operating loss of $2.0 million for the first quarter of fiscal 2009.  Operating income as a percentage of net sales was 4.6% for the first quarter of fiscal 2010 as compared to operating loss as a percentage of net sales of negative 0.6% for the first quarter of fiscal 2009. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other expense was $0.3 million for the first quarter of fiscal 2010 compared to other income of $1.2 million for the first quarter of fiscal 2009.  The decrease in other income was primarily due to lower interest income which decreased to $0.4 million for the first quarter of fiscal 2010 from $1.1 million for the first quarter of fiscal 2009.  The decrease was also due to an investment impairment charge of approximately $0.6 million for the first quarter of fiscal 2010 related to the adoption of FSP FAS No. 115-2.  See Note 3 to Consolidated Financial Statements for further discussion of Investments.

Provision for Income Taxes: The provision for income taxes was an expense of $5.5 million for the first quarter of fiscal 2010 compared to a benefit of $0.6 million for the first quarter of fiscal 2009.  The effective tax rate of the provision for income taxes was approximately 36.7% for the first quarter of fiscal 2010, compared to 28.7% for the first quarter of fiscal 2009.  There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2010.
.
Net Income: As a result of the items discussed above, net income for the first quarter of fiscal 2010 was $9.5 million compared to a net loss of $1.5 million for the first quarter of fiscal 2009.  Net income as a percentage of sales was 2.9% for the first quarter of fiscal 2010 compared to net loss of 0.5% for first quarter of fiscal 2009.

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

Net cash provided by operations during the first quarter of fiscal 2010 and 2009 was $16.7 million and $5.9 million, respectively, consisting primarily of $21.5 million and $7.8 million, respectively, of net income (loss) adjusted for non-cash items.  During the first quarter of fiscal 2010, the Company used cash of $4.4 million for working capital and used cash of $0.5 million for other activities. During the first quarter of fiscal 2009, the Company used cash of $3.1 million for working capital and provided cash of $1.2 million in other activities.  Net cash used by working capital activities for the first quarter of fiscal 2010 primarily reflects the increases in inventories and other assets.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable and income taxes payable.  Net cash used for working capital activities for the first quarter of fiscal 2009 primarily reflects the increases in inventories and income taxes receivable.  The increase in inventories was primarily due to the increase in sales and number of stores. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities during the first quarter of fiscal 2010 and 2009, was $3.1 million and $7.6 million, respectively.  In the first quarter of fiscal 2010 and 2009, the Company used $3.7 million and $9.6 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $3.6 million and received proceeds of $4.2 million from the sales and maturities of investments during the first quarter of fiscal 2010.  The Company purchased $18.1 million and received proceeds of $17.9 million from the sales and maturities of investments during the first quarter of fiscal 2009.  In addition, in the first quarter of fiscal 2009, the Company received proceeds of $2.2 million from the sale of the assets of one of the Company’s partnerships in which it had a noncontrolling interest.

Net cash provided in financing activities during the first quarter of fiscal 2010 was $0.1 million, which is composed primarily of proceeds received from exercise of stock options.  Net cash used by financing activities during first quarter of fiscal 2009 was less than $0.1 million, which is composed primarily of payments of capital lease obligations.   In the first quarter of fiscal 2009, there were no exercises of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal 2010 will be approximately $50.9 million and relate principally to property acquisitions of approximately $19.9 million, $15.5 million for leasehold improvements, fixtures and equipment for new store openings, and $15.5 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first quarter ended June 27, 2009.

Off-Balance Sheet Arrangements

As of June 27, 2009, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s Form 10-K report for the year ended March 28, 2009.  During the first quarter of fiscal 2010, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the first quarter of fiscal 2010 and 2009 was $15.8 million and $14.9 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with FIN 46(R), the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009 and June 27, 2009.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with FIN 46(R). The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and June 27, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with FIN 46(R), the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and June 27, 2009.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the consolidated financial statements for the quarter ended June 27, 2009, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At June 27, 2009, the Company had $41.2 million in securities maturing at various dates through May 2046, with approximately 42.6% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are less than 1% of the Company’s cash and investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At June 27, 2009, the fair value of investments approximated the carrying value.  Based on the investments outstanding at June 27, 2009, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.5 million or 0.4%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in inventory accounting, the Company’s disclosure controls and procedures were not effective as of March 28, 2009 and June 27, 2009.

As described in the Company's Form 10-K for the fiscal year ended March 28, 2009, there was an internal control weakness surrounding the Company’s inventory accounts. The Company did not maintain accurate records of specific item quantity and location of its inventory and therefore relied primarily on physical counting of inventory and its existing transactional controls. The nature, size and number of locations make it infeasible to physically count the entire inventory every quarter. These factors in combination with control deficiencies surrounding inventory accounts related to store physical count procedures and deficiencies related to maintenance of standard costs result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2010, the Company did not make changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported case by case below.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California's pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company recently provided a detailed position statement with respect to its pricing structure.  If such an action is brought, we cannot predict the outcome of such an action or the amount of potential loss, if any.  We believe our new pricing structure is lawful, and that our .99 cent pricing policy has an established precedent to the similar .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price signed in the stores such that it would not cause a reasonable consumer to be deceived, and, if such an action is brought, we intend to vigorously defend it.

Item 1A.	Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 28, 2009, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through June 27, 2009.

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

99¢ ONLY STORES
Date: August 5, 2009	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer