Form 10-Q
period 2009-09-26
99 CENTS ONLY STORES
filed 2009-11-04
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2009

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

Common Stock, No Par Value, 68,881,083 Shares as of November 2, 2009

99¢ ONLY STORES
Form 10-Q

Part I - Financial Information

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$26,825	$21,930
Short-term investments	101,406	93,049
Accounts receivable, net of allowance for doubtful accounts of $338 and $44 at September 26, 2009 and March 28, 2009, respectively	2,381	2,490
Income taxes receivable	7,603	1,161
Deferred income taxes	32,861	32,861
Inventories, net	169,548	151,928
Assets held for sale	7,753	7,753
Other	5,205	4,038
Total current assets	353,582	315,210
Property and equipment, net	276,623	271,286
Long-term deferred income taxes	33,686	35,685
Long-term investments in marketable securities	17,860	26,351
Deposits and other assets	15,174	14,341
Total assets	$696,925	$662,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,072	$36,009
Payroll and payroll-related	12,644	13,731
Sales tax	5,882	5,334
Other accrued expenses	26,528	23,342
Workers’ compensation	44,274	44,364
Current portion of capital lease obligation	67	65
Total current liabilities	130,467	122,845
Deferred rent	9,365	10,318
Deferred compensation liability	3,897	2,995
Capital lease obligation, net of current portion	484	519
Other liabilities	1,939	2,339
Total liabilities	146,152	139,016
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 68,833,075 shares at September 26, 2009 and 68,407,486 shares at March 28, 2009	238,304	231,867
Retained earnings	313,189	294,081
Other comprehensive loss	(720)	(2,091)
Total shareholders’ equity	550,773	523,857
Total liabilities and shareholders’ equity	$696,925	$662,873

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net Sales:
99¢ Only Stores	$314,821	$307,400	$636,666	$602,117
Bargain Wholesale	9,866	10,376	20,131	20,583
Total sales	324,687	317,776	656,797	622,700

Cost of sales (excluding depreciation and amortization expense shown separately below)	195,094	195,093	393,625	383,137
Gross profit	129,593	122,683	263,172	239,563
Selling, general and administrative expenses:
Operating expenses	107,734	125,775	218,984	235,901
Depreciation and amortization	6,875	8,681	13,818	17,401
Total selling, general and administrative expenses	114,609	134,456	232,802	253,302
Operating income (loss)	14,984	(11,773)	30,370	(13,739)
Other (income) expense:
Interest income	(248)	(1,100)	(611)	(2,232)
Interest expense	39	195	175	408
Other-than-temporary investment impairment due to credit losses	275	—	843	—
Other	(16)	1,677	(18)	1,355
Total other (income) expense, net	50	772	389	(469)
Income (loss) before provision (benefit) for income taxes and income attributed to noncontrolling interest	14,934	(12,545)	29,981	(13,270)
Provision (benefit) for income taxes	5,334	(3,131)	10,873	(3,702)
Net income (loss) including noncontrolling interest	9,600	(9,414)	19,108	(9,568)
Net income attributable to noncontrolling interest	—	—	—	(1,357)
Net income (loss) attributable to 99¢ Only Stores	$9,600	$(9,414)	$19,108	$(10,925)
Earnings (loss) per common share attributed to 99¢ Only Stores:
Basic	$0.14	$(0.13)	$0.28	$(0.16)
Diluted	$0.14	$(0.13)	$0.28	$(0.16)
Weighted average number of common shares outstanding:
Basic	68,686	70,016	68,596	70,038
Diluted	69,483	70,016	69,180	70,038

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Half Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$19,108	$(9,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,818	17,401
Gain on disposal of fixed assets	(389)	(6)
Gain on sale of partnership asset	—	(1,542)
Long-lived asset impairment	431	10,355
Investments impairment	842	1,677
Excess tax benefit from share-based payment arrangements	(614)	—
Deferred income taxes	914	440
Stock-based compensation expense	4,124	1,766
Changes in assets and liabilities associated with operating activities:
Accounts receivable	109	(126)
Inventories	(16,999)	(26,742)
Deposits and other assets	(1,363)	1,006
Accounts payable	4,262	15,788
Accrued expenses	3,431	6,825
Accrued workers’ compensation	(90)	518
Income taxes	(6,442)	(4,815)
Deferred rent	(953)	(256)
Other long-term liabilities	(401)	—
Net cash provided by operating activities	19,788	12,721
Cash flows from investing activities:
Purchases of property and equipment	(18,815)	(22,163)
Proceeds from sale of fixed assets	428	32
Purchases of investments	(13,168)	(28,553)
Sales of investments	14,382	28,273
Proceeds from sale of partnership asset	—	2,218
Net cash used in investing activities	(17,173)	(20,193)
Cash flows from financing activities:
Repurchases of common stock	—	(901)
Repurchases of common stock related to issuance of Performance Stock Units	(1,091)	—
Payments of capital lease obligation	(33)	(29)
Proceeds from exercise of stock options	2,790	—
Proceeds from the consolidation of construction loan	—	1
Excess tax benefit from share-based payment arrangements	614	—
Net cash provided by (used in) financing activities	2,280	(929)
Net increase (decrease) in cash	4,895	(8,401)
Cash and cash equivalents - beginning of period	21,930	9,462
Cash and cash equivalents - end of period	$26,825	$1,061

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 28, 2009 (“fiscal 2009”) and notes thereto included in the Form 10-K. In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending March 27, 2010 (“fiscal 2010”).

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and will end on March 27, 2010 and fiscal 2009 began on March 30, 2008 and ended March 28, 2009. The second quarter ended September 26, 2009 (“second quarter of fiscal 2010”) and second quarter ended September 27, 2008 (“second quarter of fiscal 2009”) were each comprised of 91 days.  The period ended September 26, 2009 (“first half of fiscal 2010”) and the period ended September 27, 2008 (“first half of fiscal 2009”) were each comprised of 182 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of September 26, 2009, the Company operated 271 retail stores with 202 in California, 32 in Texas, 25 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The auction rate securities have stated interest rates, which typically reset to prevailing market rates every 35 days or less.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of September 26, 2009 and March 28, 2009.  See Note 3, “Investments.”

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 115.  Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income.  The Company follows ASC 320-10-35,  “Subsequent Measurement of Investments in Debt and Equity”  (“ASC 320-10-35”), previously discussed in  FASB Staff Position (“FSP”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”,  to assess whether its investments with unrealized loss positions are other than temporarily impaired.  The Company complies with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in ASC 320-10-65, “Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65”),   previously referred to as FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  Realized gains and losses and declines in values judged to be other–than- temporary are determined based on the specific identification method and are reported in the statements of income.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.  A decline in the fair value of any available for sale security below cost deemed to be other-than-temporary will be reported as a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis of the security is established.  Cost basis is established and maintained utilizing the specific identification method.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 26, 2009 and March 28, 2009, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.9 million and $4.2 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 310 “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC 310”), previously referred to as SFAS No. 144, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the second quarter of fiscal 2010, the Company did not record any asset impairment charges.  During the first half of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets were not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  During the second quarter and the first half of fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges consisted of a leasehold improvements impairment charge of $10.1 million related to the Company’s decision to exit the Texas market and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 11 to Consolidated Financial Statements for further information regarding the leasehold impairment charge related to Company’s Texas operations.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740 “Accounting for Income Taxes” (“ASC 740”), previously referred to as SFAS No. 109.  Under the liability method deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and Performance Stock Units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Share-Based Payment” (“ASC 718”), previously referred to as formally SFAS 123(R).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of 3 years. Stock options typically have a term of 10 years. The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Accounting for Costs Associated with Exit or Disposal Activities” (“ASC 420”), previously referred to as SFAS No. 146.  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

During the first half of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of some of its Texas stores.  See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for September 26, 2009 and March 28, 2009.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $0.9 million and $1.2 million for the second quarter of fiscal 2010 and 2009, respectively.  Advertising expenses were $1.8 and $2.6 million for the first half of fiscal 2010 and 2009, respectively.

Statements of Cash Flows

Cash payments for income taxes were $16.2 million and $1.1 million for the first half of fiscal 2010 and 2009, respectively.  Non-cash investing activities included $0.8 million in fixed assets purchase accruals in each of the first half of fiscal 2010 and 2009.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accruals and other liabilities.  Cash and cash equivalents, short-term and long-term marketable securities are measured and recorded at fair value. Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures- Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 26, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Available for sale investments	$119,266	$89,338	$19,600	$10,328
Other assets – assets that fund deferred compensation	$3,897	$3,897	$—	$—
LIABILITES
Other long-term liabilities – deferred compensation	$3,897	$3,897	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $87.8 million and $1.5 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes deferred compensation liabilities and the assets that fund our deferred compensation include investments in trust funds.  The investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $9.5 million, $4.4 million and $5.7 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $10.3 million.  The fair value of auction rate securities is based on the valuation from an independent securities valuation firm by using applicable methods and techniques for this class of security.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.  Based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.6 million was recognized in earnings for the first half of fiscal 2010 for the Company’s auction rate securities.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the consolidated balance sheets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Second Quarter	Year-to-Date
Description
Beginning balance	$10,630	$10,722
Transfers into Level 3	—	—
Total realized/unrealized losses:
Included in earnings	—	(568)
Included in other comprehensive loss	—	896
Sales and redemptions	(302)	(722)
Ending balance	$10,328	$10,328

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$—	$896

Comprehensive Income

ASC 220 “Reporting Comprehensive Income”, previously referred to as SFAS No. 130, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 26, 2009	March 28, 2009
Property and equipment
Land	$69,162	$69,162
Buildings	85,861	85,860
Buildings improvements	62,693	61,438
Leasehold improvements	121,276	118,634
Fixtures and equipment	120,030	115,866
Transportation equipment	5,568	5,297
Construction in progress	27,788	17,752
Total property and equipment	492,378	474,009
Less: accumulated depreciation and amortization	(215,755)	(202,723)
Property and equipment, net	$276,623	$271,286

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 26, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$87,844	$—	$—	$87,844
Auction rate securities	11,060	—	(732)	10,328
Municipal bonds	9,455	18	—	9,473
Asset-backed securities	4,707	11	(336)	4,382
Corporate securities	7,400	81	(242)	7,239
Total	$120,466	$110	$(1,310)	$119,266

Reported as:
Short-term investments				$101,406
Long-term investments in marketable securities				17,860
Total				$119,266

	March 28, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$73,564	$—	$—	$73,564
Auction rate securities	12,348	—	(1,626)	10,722
Municipal bonds	20,457	47	(11)	20,493
Asset-backed securities	8,822	11	(377)	8,456
Corporate securities	7,693	—	(1,528)	6,165
Total	$122,884	$58	$(3,542)	$119,400

Reported as:
Short-term investments				$93,049
Long-term investments marketable securities				26,351
Total				$119,400

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $10.3 million and $10.7 million of its auction rate securities in non-current assets on the Company’s balance sheet as of September 26, 2009 and March 28, 2009 respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of September 26, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$13,538	$13,563
Due after one year through five years	12,894	12,223
Due after five years	4,469	4,139
	$30,901	$29,925

Realized gains from the sale of marketable securities for the second quarter and the first half of fiscal 2010 were less than $0.1 million.  Realized gains from the sales of available for sale securities for the first half of fiscal 2009 were $0.3 million.  There were no realized gains from the sales of available for sale securities for the second quarter of fiscal 2009.  The Company recognized credit loss related impairment charges of $0.3 million for its Bank of America perpetual preferred stock in the second quarter of fiscal 2010.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for the first half of fiscal 2010.  The Company recognized $1.7 million in impairment charges primarily related to a Lehman Brothers corporate bond of $0.6 million and a Lehman Brothers perpetual preferred stock of $1.0 million in the second quarter of fiscal 2009.

Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $1.2 million as of September 26, 2009.  Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $3.5 million as of March 28, 2009.  The tax effected gains on net unrealized holdings of marketable securities were $0.3 million and $1.4 million for the second quarter and the first half of fiscal 2010, respectively. The tax effected losses on net unrealized holdings of marketable securities were $0.5 million and $0.9 million for the second quarter and the first half of fiscal 2009, respectively.  These tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $10.2 million and $14.4 million for the second quarter and the first half of fiscal 2010, respectively. Proceeds from the sales of marketable securities were $9.4 million and $28.3 million for the second quarter and the first half of fiscal 2009, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 26, 2009
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	—	—	3,390	(336)
Corporate securities	—	—	3,976	(242)
Auction rate securities	—	—	10,328	(732)
	$—	$—	$17,694	$(1,310)

As of September 26, 2009, there were no gross unrealized losses for less than twelve months and the $1.3 million of losses for twelve months or greater pertain to 30 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

During the second quarter of fiscal 2010, the Company recorded $0.3 million of other-than-temporary impairment charges related to credit losses on its Bank of America perpetual preferred stock.  During the first half of fiscal 2010, the Company recorded $0.6 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  The Company did not have any non-credit related other-than-temporary losses on its perpetual preferred stock and auction rate securities.  Accordingly, the Company’s other comprehensive income (loss) does not include any charges related to the non-credit portion of its perpetual preferred stock and auction rate securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the second quarter and the first half of fiscal 2010 (in thousands):

	For the Second Quarter Ended	For the First Half Ended
	September 26, 2009	September 26, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$275	$843
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	275	843

4.	Comprehensive Income (Loss) Attributed to 99¢ Only Stores

The following table sets forth the calculation of comprehensive income (loss) attributed to 99¢ Only Stores, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss) attributable to 99¢ Only Stores	$9,600	$(9,414)	$19,108	$(10,925)
Unrealized holding (losses) gains on marketable securities, net of tax effects of $212 and $914 for the second quarter and the first half of fiscal 2010, respectively	153	(1,730)	866	(1,735)
Reclassification adjustment, net of tax effects	165	1,255	505	866
Total unrealized holding (losses) gains, net	318	(475)	1,371	(869)
Total comprehensive income (loss) attributable to 99¢ Only Stores	$9,918	$(9,889)	$20,479	$(11,794)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	For the Second Quarter Ended		For the First Half Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss) attributable to 99¢ Only Stores	$9,600	$(9,414)	$19,108	$(10,925)
Weighted average number of common shares outstanding – basic	68,686	70,016	68,596	70,038
Dilutive effect of outstanding stock options	797	—	584	—
Weighted average number of common shares outstanding – diluted	69,483	70,016	69,180	70,038
Basic earnings (loss) per share attributable to 99¢ Only Stores	$0.14	$(0.13)	$0.28	$(0.16)
Diluted earnings (loss) per share attributable to 99¢ Only Stores	$0.14	$(0.13)	$0.28	$(0.16)

For the second quarter of fiscal 2010, 2.4 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the second quarter of fiscal 2009, all 6.2 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding. For the first half of fiscal 2010, 2.5 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first half of fiscal 2009, 6.2 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,514,000 were available as of September 26, 2009 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011. The Compensation Committee has also approved grants of Performance Stock Units discussed further below (also see the Company’s Form 8-K filed on January 16, 2008).

Stock Option Activity

Option activity under the Company’s stock option plan in the first half of fiscal 2010 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	5,450,000	$16.15
Granted	36,000	$13.52
Exercised	(280,000)	$9.98
Cancelled	(440,000)	$17.45
Outstanding at the end of the period	4,766,000	$16.38	5.10	$9,001,000
Exercisable at the end of the period	4,234,000	$17.41	4.68	$6,181,000

For the second quarter and the first half of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to stock options of $0.2 million and $0.7 million, respectively, which was recorded as operating expense.  For the second quarter and the first half of fiscal 2009, the Company incurred non-cash stock-based compensation expense related to stock options of $0.7 million and $1.8 million, respectively, which was recorded as operating expense.  As of September 26, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the first half of fiscal 2010 and 2009 was $1.7 million and $3.9 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of September 26, 2009, the Company had 1.3 million PSUs outstanding. The following table summarizes the PSUs activity in the first half of fiscal 2010:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,563,000	$6.86
Granted	40,000	$14.51
Forfeited	(95,000)	$8.24
Issued	(230,000)	$6.86
Outstanding at the end of the period	1,278,000	$6.99

Vested at the end of the period	192,000	$6.99

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs starting with the first quarter of fiscal 2010 as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the second quarter and the first half of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.5 million and $3.4 million, which was recorded as operating expense. The Company did not incur non-cash stock-based compensation expense related to PSUs during the second quarter and the first half of fiscal 2009.  There were 0.4 million PSUs vested during the first half of fiscal 2010 of which 0.2 million PSUs were issued during the second quarter of fiscal 2010.  As of September 26, 2009 the unvested future compensation expense, assuming all the performance criteria will be met for the performance period through fiscal year 2012, was $8.9 million.

7.	Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009 and September 26, 2009.  The Company is currently negotiating the purchase of its partner’s share of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and September 26, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and September 26, 2009.

8.	New Accounting Standards

In September 2006, the FASB issued ASC 820.  ASC 820 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted this guidance at the beginning of the first quarter of fiscal 2009 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral. The adoption of this guidance did not have an impact on the Company’s financial position or operating results.   The Company adopted non-recurring measurements for non-financial assets and non-financial liabilities at the beginning of fiscal 2010.  The adoption of this guidance for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued ASC 805 “Business Combinations” (“ASC 805”), previously referred to as  SFAS No. 141 (revised 2007),  This guidance changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination.  The Company adopted this guidance at the beginning of fiscal 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued ASC No. 810 “Transition Related to Noncontrolling Interests in Consolidated Financial Statement” (“ASC 810”), previously referred to as  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 .  The guidance requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this guidance at the beginning of fiscal 2010.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued ASC 350 “Determination of the Useful Life of Intangible Assets” (“ASC 350”), previously referred to as FSP SFAS No. 142-3.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in a business combination.  The Company adopted this guidance at the beginning of fiscal 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 105 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”) concerning the organization of authoritative guidance under U.S. GAAP.  This is a replacement of The Hierarchy of GAAP (formally SFAS 162).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  The Codification became effective for the Company in its second quarter of fiscal 2010.  As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825 “Disclosure about fair value of financial instruments” (“ASC 825”), previously referred to as FSP FAS No. 107-1 extends the disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods and reiterates requirement to disclose the methods and significant assumptions used to estimate fair value. The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 320-10-65.  This guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. This guidance also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the guidance, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The guidance further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This guidance requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income.  The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this statement resulted in the recognition of $0.6 million of other than temporary impairment charges related to credit losses on the Company’s auction rate securities in the first half of fiscal 2010 and $0.3 million of other than temporary impairment charges related to credit losses on the Company’s Bank of America perpetual preferred stock in the second quarter of fiscal 2010.

In April 2009, the FASB issued ASC 820-10-35.  This guidance requires (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly.  This guidance also amends certain disclosure to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (“ASC 855”), previously referred to as SFAS No. 165.   This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 860“Accounting for Transfers of Financial Assets” (“ASC 860”), previously referred to as SFAS No. 166.   The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The Company will adopt Statement No. 166 at beginning of fiscal 2011. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 810 “Consolidation of Variable Interest Entities” (“VIE”) (“ASC 810”), previously referred to as SFAS No. 167.  This guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE.  The Company will adopt this guidance at the beginning of fiscal 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB released new Accounting Standard Update (“ASU”) 2009-05 under ASC 820 “Fair Value Measurement” concerning measuring liabilities at fair value.  The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability.  This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted.  The Company will adopt this new guidance in the third quarter of fiscal 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of September 26, 2009 and March 28, 2009 and does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At September 26, 2009 and March 28, 2009, the Company had recorded a liability of $44.2 million and $44.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability less than $0.1 million at September 26, 2009 and March 28, 2009 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), previously referred to as SFAS No. 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported case by case below.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California's pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  If such an action is brought, we cannot predict the outcome of such an action or the amount of potential loss, if any.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent to the similar ..9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price signed in the stores such that it would not cause a reasonable consumer to be deceived, and, if such an action is brought, we intend to vigorously defend it.

10.	Stock Repurchase Program

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund the repurchases.  As of September 26, 2009, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company did not make any common stock repurchases for the first half of fiscal 2010.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During the second quarter of fiscal 2010, the Company withheld approximately 76,400 shares to satisfy $1.1 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.	Texas Market

As announced on September 17, 2008, the Company’s Board of Directors, together with its management team, made a decision to exit the Texas market.  The Company’s exit plan anticipated that it would cease all Texas operations and complete the sale of its assets within one year.  The determination to take this action resulted after a thorough review of sales and profit performance of the Company’s Texas stores and net recovery of capital based on the state of the real estate market at that time.  As a result of the decision to close its Texas operations, the Company recognized an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores during the second quarter of fiscal 2009.  This non-cash charge was recorded within selling, general and administrative expenses in the consolidated statements of operations.  During the third quarter of fiscal 2009, the Company also recognized and paid severance expenses of approximately $1.4 million related to Texas operations.

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

Following a six-month period during which the Company’s management and its Board of Directors monitored sales trends and other financial results of the Company’s remaining Texas operations, the Board of Directors analyzed such trends and results, as well as other data related to the potential long-term financial implications of such trends and results, including the fact that, since February 2009, the year-over-year same-store sales of the Company’s Texas stores increased substantially, to 23.6% for the first quarter of fiscal 2010.  On August 4, 2009, the Board voted to continue operations in Texas and that the Board’s prior decision announced on September 17, 2008 to wind down and close the Company’s Texas operations, shall be of no further force or effect.

In the first quarter of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of 11 of its Texas stores.  In fiscal 2010, the Company expects to pay the lease termination costs accrued during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.  The actual amount of non-cash and cash charges incurred by the Company in connection with the closing of these Texas stores during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 may be different than the amounts estimated by the Company, and there can be no assurance that satisfactory agreements with landlords can be achieved to keep all the Company’s remaining Texas stores open.  The Company also closed one additional Texas store during the second quarter of fiscal 2010.  As of September 26, 2009, the Company operated 32 stores in Texas.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at September 26, 2009 was $7.4 million.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.  In addition, assets held for sale also includes a parcel of land and a small property, each with a book value of $0.2 million.  In October 2009, subsequent to the second quarter ended September 26, 2009, the Company sold the small property for approximately $0.3 million.

13.	Other Current Liabilities

Other current liabilities as of September 26, 2009 and March 28, 2009 are as follows:

	Years Ended
	September 26, 2009	March 28, 2009
	(Amounts in thousands)

Accrued legal reserves and fees	$2,009	$2,421
Accrued property taxes	3,888	3,148
Accrued utilities	5,783	3,808
Accrued rent and related expenses	6,513	4,641
Accrued accounting fees	426	1,205
Accrued advertising	411	405
Accrued outside services	1,383	1,628
Accrued bank fees	575	580
Accrued repairs and maintenance	427	484
Accrued income taxes payable	—	327
Other	5,113	4,695
Total other current liabilities	$26,528	$23,342

14.	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 4, 2009.  The Company is not aware of any significant events that would have a material impact on its Consolidated Financial Statements.

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

For the second quarter of fiscal 2010, the Company had net sales of $324.7 million, operating income of $15.0 million and net income of $9.6 million.  Sales increased during the second quarter of fiscal 2010 primarily due to a 2.3% increase in same-store sales, the full quarter effect of 11 new stores opened in fiscal 2009, the effect of three new stores opened in fiscal 2010 and the re-opening of one Texas store which was closed due to a hurricane.  The increase in sales was partially offset by the effect of closing 17 stores in Texas.  For the first half of fiscal 2010, the Company had net sales of $656.8 million, operating income of $30.4 million and net income of $19.1 million. Sales increased during the first half of fiscal 2010, primarily due to a 4.7% increase in same-store sales, the full year effect of 19 new stores opened in fiscal 2009, the effect of three new stores opened in fiscal 2010 and re-opening of one Texas store which was closed due to a hurricane. The increase in the sales during the first half of fiscal 2010 was partially offset by the effect of closing 17 stores in Texas.

For the first half of fiscal 2010, the Company opened three stores in California and re-opened one store which was closed due to a hurricane in Texas.  The Company opened a store in California on October 29, 2009 and plans to open approximately three additional stores during the balance of fiscal 2010, all in California.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, and inventory shrinkage, and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.5 million and $19.2 million for the second quarter of fiscal 2010 and 2009, respectively and totaled $32.9 million and $37.4 million for the first half of fiscal 2010 and 2009, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized lease and the impairment charge related to the Company’s marketable securities.

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended		For the First Half Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
NET SALES:
99¢ Only Stores	97.0%	96.7%	96.9%	96.7%
Bargain Wholesale	3.0	3.3	3.1	3.3
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	60.1	61.4	59.9	61.5
Gross profit	39.9	38.6	40.1	38.5

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	33.2	39.6	33.3	37.9
Depreciation and amortization	2.1	2.7	2.1	2.8
Total selling, general and administrative expenses	35.3	42.3	35.5	40.7
Operating income (loss)	4.6	(3.7)	4.6	(2.2)
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.3)	(0.1)	(0.4)
Interest expense	—	0.1	—	0.1
Other-than-temporary investment impairment due to credit losses	0.1	—	0.1	—
Other	—	0.5	—	0.2
Total other (income) expense, net	—	0.2	0.1	(0.1)
Income (loss) before provision (benefit) for income taxes and income attributed to noncontrolling interest	4.6	(3.9)	4.6	(2.1)
Provision (benefit) for income taxes	1.6	(1.0)	1.7	(0.6)
Net income (loss) including noncontrolling interest	3.0	(3.0)	2.9	(1.5)
Net income attributable to noncontrolling interest	—	—	—	(0.2)
NET INCOME (LOSS) ATTRIBUTABLE TO 99¢ ONLY STORES	3.0%	(3.0)%	2.9%	(1.8)%

Second Quarter Ended September 26, 2009 Compared to Second Quarter Ended September 27, 2008

Net Sales: Net sales increased $6.9 million, or 2.2%, to $324.7 million for the second quarter of fiscal 2010 compared to $317.8 million for the second quarter of fiscal 2009.  Retail sales increased $7.4 million, or 2.4%, to $314.8 million for the second quarter of fiscal 2010 compared to $307.4 million for the second quarter of fiscal 2009.  The increase in retail sales for the second quarter of fiscal 2010 was primarily due to an increase of $6.7 million in same-store sales.  The full quarter effect of 11 new stores opened in fiscal 2009 increased retail sales by $5.8 million and the effect of three new stores opened in fiscal 2010 and the re-opening of one Texas store which was closed due to a hurricane increased sales by $3.9 million for the second quarter of fiscal 2010.  The increase in sales was partially offset by a decrease in sales of approximately $9.0 million due to the effect of the closing of 17 stores in Texas, as described in Note 11 to Consolidated Financial Statements (“Texas Market”).  These stores had approximately $9.7 million in sales during the second quarter of fiscal 2009.

  The Company’s same-store sales increased 2.3% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The number of overall same-store sales transaction counts increased by 3.5% and the average transaction size decreased by 1.2% to $9.45 from $9.56 for the second quarter of fiscal 2010.

Gross Profit: Gross profit increased $6.9 million, or 5.6%, to $129.6 million for the second quarter of fiscal 2010 compared to $122.7 million for the second quarter of fiscal 2009.  As a percentage of net sales, overall gross margin increased to 39.9% for the second quarter of fiscal 2010 compared to 38.6% for the second quarter of fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 56.6% of net sales for the second quarter of fiscal 2010 compared to 58.1% of net sales for the second quarter of fiscal 2009, due to a favorable shift in product mix and an increase in all of the Company’s price points by adding 99/100 of one cent to every price point (i.e., 99¢ increased to 99.99¢) implemented in September 2008.  The increase in gross profit was partially offset by an increase in inventory shrinkage to 3.4% of net sales for the second quarter of fiscal 2010 from 2.9% of net sales in the second quarter of fiscal 2009.  This 50 basis points change is due an increase of the Company’s excess and obsolete (E&O) provision of $0.4 million in the second quarter of fiscal 2010 compared to a reduction of $0.5 million in the second quarter of fiscal 2009 (30 basis point shift), and an increase of $0.8 million in shrink reserves based on the physical inventories taken during the second quarter of fiscal 2010 (20 basis points shift).  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $18.1 million, or 14.4%, to $107.7 million for the second quarter of fiscal 2010 compared to $125.8 million for the second quarter of fiscal 2009.  As a percentage of net sales, operating expenses decreased to 33.2% for the second quarter of fiscal 2010 from 39.6% for the second quarter of fiscal 2009.  Of the 640 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 150 basis points, corporate expenses decreased by 70 basis points, distribution and transportation decreased by 90 basis points and other items decreased by 330 basis points as described below.

Retail operating expenses decreased as a percentage of net sales by 150 basis points to 24.2% of net sales, decreasing by $3.0 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower turn-over during the second quarter of fiscal 2010.

Distribution and transportation expenses decreased as a percentage of net sales by 90 basis points to 5.1% of net sales, decreasing by $2.7 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved processing methods, lower fuel costs and improved trailer utilization.

Corporate operating expenses decreased as a percentage of net sales by 70 basis points to 3.5% of net sales, decreasing by $1.9 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease as a percentage of net sales was primarily due to cost control measures and lower consulting and professional fees.

The remaining operating expenses decreased as a percentage of net sales by 330 basis points to 0.4% of net sales, decreasing by $10.5 million.  The decrease in the other operating expenses compared to the second quarter of fiscal 2009 was primarily due to an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas market during the second quarter of fiscal 2009.  See Note 11 to Consolidated Financial Statements for further discussion of the Texas market.  In addition, other operating expenses also included an asset impairment expense of approximately $0.2 million related to one underperforming store in California during the second quarter of fiscal 2009.  There were no asset impairment expenses during the second quarter of fiscal 2010. The remaining decrease in other operating expenses is due to decreases and increases in other items such as stock based compensation expense, Bargain Wholesale and other less significant items included in other expenses.

Depreciation and Amortization: Depreciation and amortization decreased $1.8 million, or 20.7%, to $6.9 million for the second quarter of fiscal 2010 compared to $8.7 million for the second quarter of fiscal 2009.  The decrease was primarily a result of closing 17 stores in Texas and also due to the assets that became fully depreciated in existing stores as compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 2.1% from 2.7%, of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income/Loss: Operating income was $15.0 million for the second quarter of fiscal 2010 compared to an operating loss of $11.8 million for the second quarter of fiscal 2009.  Operating income as a percentage of net sales was 4.6% for the second quarter of fiscal 2010 as compared to operating loss as a percentage of net sales of negative 3.7% for the second quarter of fiscal 2009. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other expense was $0.1 million for the second quarter of fiscal 2010 compared to other expense of $0.8 million for the second quarter of fiscal 2009.  The decrease in other expense was primarily attributed to a decrease of $1.4 million in investment impairment charges related to the Company’s available for sale securities.  The Company recorded an investment impairment charge related to credit losses of approximately $0.3 million for the second quarter of fiscal 2010 compared to an investment impairment charge of $1.7 million for the second quarter of fiscal 2009 related to the Company’s available for sale securities.  This decrease in other expense was partially offset by the lower interest income which decreased to $0.2 million for the second quarter of fiscal 2010 from $1.1 million for the second quarter of fiscal 2009.  The remaining decrease in other expense is due to decreases and increases in less significant items included in other income and loss.

Provision/Benefit for Income Taxes: The provision for income taxes was an expense of $5.3 million for the second quarter of fiscal 2010 compared to a benefit of $3.1 million for the second quarter of fiscal 2009.  The effective tax rate of the provision for income taxes was approximately 35.7% for the second quarter of fiscal 2010, compared to 36.5% (excluding the discrete tax item described below).   The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the second quarter of fiscal 2009.  The Company believes that a significant amount of this benefit will not be realized. There was no material change in the net amount of unrecognized tax benefits in the second quarter of fiscal 2010.

Net Income/Loss: As a result of the items discussed above, net income for the second quarter of fiscal 2010 was $9.6 million compared to a net loss of $9.4 million for the second quarter of fiscal 2009.  Net income as a percentage of net sales was 3.0% for the second quarter of fiscal 2010 compared to net loss of 3.0% for second quarter of fiscal 2009.

For the First Half Ended September 26, 2009 Compared to the First Half Ended September 26, 2008

Net Sales: Net sales increased $34.1 million, or 5.5%, to $656.8 million for the first half of fiscal 2010 compared to $622.7 million for the first half of fiscal 2009.  Retail sales increased $34.6 million, or 5.7%, to $636.7 million for the first half of fiscal 2010 compared to $602.1 million for the first half of fiscal 2009.  The increase in retail sales was primarily due to an increase of $26.9 million for the first half of fiscal 2010 as a result of an increase in same-store sales.  The full year effect of 19 new stores opened in fiscal 2009 increased retail sales by $17.9 million and the effect of three new stores opened in the first half of fiscal 2010 and one Texas store re-opened which was closed due to hurricane increased sales by $5.9 million for the first half of fiscal 2010.  The increase in sales was partially offset by a decrease in sales of approximately $16.2 million due to the effect of the closing of 17 stores in Texas, as described in Note 11 to Consolidated Financial Statements (“Texas Market”).  These stores had approximately $18.3 million in sales during the first half of fiscal 2009.

  The Company’s same-store sales increased 4.7% for the first half of fiscal 2010 compared to the first half of fiscal 2009.  The number of overall same-store sales transaction counts increased by 4.7% and the average transaction size decreased by 0.1% to $9.50 from $9.51 for the first half of fiscal 2010.

Gross Profit: Gross profit increased $23.6 million, or 9.8%, to $263.2 million for the first half of fiscal 2010 compared to $239.6 million for the first half of fiscal 2009.  As a percentage of net sales, overall gross margin increased to 40.1% for the first half of fiscal 2010 compared to 38.5% for the first half of fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 56.5% of net sales for the first half of fiscal 2010 compared to 58.1% of net sales for the first half of fiscal 2009, due to a favorable shift in product mix and an increase in all of the Company’s price points by adding 99/100 of one cent to every price point (i.e., 99¢ increased to 99.99¢) implemented in September 2008.  The increase in gross profit was slightly offset by an increase in inventory shrinkage to 3.2% of net sales for the first half of fiscal 2010 from 3.1% of net sales in the first half of fiscal 2009, primarily due to an increase in shrink and excess and obsolete inventory reserves based on the physical inventories taken during the first half of fiscal 2010.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $16.9 million, or 7.2%, to $219.0 million for the first half of fiscal 2010 compared to $235.9 million for the first half of fiscal 2009.  As a percentage of net sales, operating expenses decreased to 33.3% for the first half of fiscal 2010 from 37.9% for the first half of fiscal 2009.  Of the 460 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 200 basis points, corporate expenses decreased by 80 basis points, distribution and transportation decreased by 100 basis points and other items decreased by 80 basis points as described below.

Retail operating expenses decreased as a percentage of net sales by 200 basis points to 23.6% of net sales, decreasing by $3.9 million for the first half of fiscal 2010 compared to the first half of fiscal 2009.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower turn-over during the first half of fiscal 2010.  These decreases were partially offset by slight increases in costs related to taxes and licenses as a percentage of net sales.

Distribution and transportation expenses decreased as a percentage of net sales by 100 basis points to 5.0% of net sales, decreasing by $4.5 million for the first half of fiscal 2010 compared to the first half of fiscal 2009.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved processing methods, lower fuel costs and improved trailer utilization.

Corporate operating expenses decreased as a percentage of net sales by 80 basis points to 3.6% of net sales, decreasing by $3.7 million for the first half of fiscal 2010 compared to the first half of fiscal 2009. The decrease as a percentage of net sales was primarily due to cost control measures, lower consulting and professional fees and lower payroll-related expenses.  These decreases were partially offset by slight increases in legal costs and taxes and licenses fees as a percentage of net sales.

The remaining operating expenses decreased as a percentage of net sales by 80 basis points to 1.1% of net sales, decreasing by $4.9 million.  The decrease in the other operating expenses compare to the first half of fiscal 2009 was primarily due to a reduction in asset impairment charge of $9.9 million during the first half of fiscal 2010 compared to the first half of fiscal 2009.  The Company recorded an asset impairment charge of $0.4 million related to one underperforming store in California during the first half of fiscal 2010. The Company recorded an impairment charge of approximately $10.1 million related to leasehold improvements associated with leased stores of the Company’s Texas operations due to the Company’s decision to exit the Texas market as well as an asset impairment expense of approximately $0.2 million related to one underperforming store in California during the first half of fiscal 2009.  See Note 11 to Consolidated Financial Statements for further discussion of the Texas market. The decrease was partially offset by an increase of $2.4 million in stock-based compensation expense for the first half of fiscal 2010 compared to the first half of fiscal 2009.  The increase of $2.4 million in stock based compensation was related to a $3.4 million of performance stock unit expense, offset by a reduction of $1.0 million in stock options expense during the first half of fiscal 2010.  The Company did not recognize any performance stock unit expense during the first half of fiscal 2009. The decrease was also offset by the lease termination and closing costs of approximately $1.4 million related to the closure of 11 Texas stores during the first half of fiscal 2010.  In addition, during the first half of fiscal 2009, the Company recognized a gain on a sale of the primary asset of a partnership of approximately $0.2 million, including the partnership’s gain of approximately $1.4 million.  The Company had no such gains during the first half of fiscal 2010. The remaining decrease in other operating expenses is due to increases and decreases in other less significant items included in other operating expenses.

Depreciation and Amortization: Depreciation and amortization decreased $3.6 million, or 20.7%, to $13.8 million for the first half of fiscal 2010 compared to $17.4 million for the first half of fiscal 2009.  The decrease was primarily a result of closing 17 stores in Texas and also due to the assets that became fully depreciated in existing stores as compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 2.1% from 2.8%, of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income/Loss: Operating income was $30.4 million for the first half of fiscal 2010 compared to an operating loss of $13.8 million for the first half of fiscal 2009.  Operating income as a percentage of net sales was 4.6% for the first half of fiscal 2010 as compared to operating loss as a percentage of net sales of negative 2.2% for the first half of fiscal 2009.  This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other expense was $0.4 million for the first half of fiscal 2010 compared to other income of $0.5 million for the first half of fiscal 2009.  The decrease in other income was primarily due to lower interest income which decreased to $0.6 million for the first half of fiscal 2010 from $2.2 million for the first half of fiscal 2009.  The decrease in other income for the first half of fiscal 2010 was partially offset by a decrease of $0.9 million in investment impairment charge related to the Company’s available for sale securities.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for the first half of fiscal 2010 compared to an investment impairment charge of $1.7 million for the first half of fiscal 2009 related to the Company’s available for sale securities.  See Note 3 to Consolidated Financial Statements for further discussion of Investments. The decrease was also offset by a lower interest expense of $0.2 million for the first half of fiscal 2010 compared to interest expense of $0.4 million for the first half of fiscal 2009.  The remaining decrease in other income is due to decreases and increases in less significant items included in other income and loss.

Provision/Benefit for Income Taxes: The provision for income taxes was an expense of $10.9 million for the first half of fiscal 2010 compared to a benefit of $3.7 million for the first half of fiscal 2009.  The effective tax rate of the provision for income taxes was approximately 36.3% for the first half of fiscal 2010, compared to 35.4% for the first half of fiscal 2009 (excluding the discrete tax item described below).   The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the first half of fiscal 2009.  The Company believes that a significant amount of this benefit will not be realized.   There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2010.

Net Income/Loss: As a result of the items discussed above, net income for the first half of fiscal 2010 was $19.1 million compared to a net loss of $10.9 million for the first half of fiscal 2009.  Net income as a percentage of net sales was 2.9% for the first half of fiscal 2010 compared to net loss of 1.8% for first half of fiscal 2009.

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

Net cash provided by operations during the first half of fiscal 2010 and 2009 was $19.8 million and $12.7 million, respectively, consisting primarily of $38.2 million and $20.5 million, respectively, of net income (loss) adjusted for non-cash items.  During the first half of fiscal 2010, the Company used cash of $16.9 million for working capital and used cash of $1.5 million for other activities. During the first half of fiscal 2009, the Company used cash of $8.5 million for working capital and provided cash of $0.7 million in other activities.  Net cash used by working capital activities for the first half of fiscal 2010 primarily reflects the increases in inventories, income taxes receivable and other assets.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable.  Net cash used for working capital activities for the first half of fiscal 2009 primarily reflects the increases in inventories and income taxes receivable.  The increase in inventories was primarily due to the increase in sales and number of stores. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities during the first half of fiscal 2010 and 2009, was $17.2 million and $20.2 million, respectively.  In the first half of fiscal 2010 and 2009, the Company used $18.8 million and $22.2 million, respectively, for the purchase of property and equipment.  In addition, the Company purchased $13.2 million and received proceeds of $14.4 million from the sales and maturities of investments during the first half of fiscal 2010.  The Company purchased $28.6 million and received proceeds of $28.3 million from the sales and maturities of investments during the first half of fiscal 2009.  In addition, in the first half of fiscal 2009, the Company received proceeds of $2.2 million from the sale of the assets of one of the Company’s partnerships in which it had a noncontrolling interest.

Net cash provided in financing activities during the first half of fiscal 2010 was $2.3 million, which is composed primarily of proceeds received of $2.8 million from exercise of stock options.  Net cash used by financing activities primarily consist of $1.1 million related to the issuance of performance stock units as part of the Company’s equity incentive plan.  The number of shares issued on the date the performance stock units is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During the second quarter of fiscal 2010, the Company withheld approximately 76,400 shares to satisfy $1.1 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.  Net cash used by financing activities during first half of fiscal 2009 was $0.9 million, which is composed primarily of payments for repurchase of common stock and capital lease obligations.   In the first half of fiscal 2009, there were no exercises of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal 2010 will be approximately $50.1 million and relate principally to property acquisitions of approximately $23.9 million, $16.7 million for leasehold improvements, fixtures and equipment for new store openings, and $9.5 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first half ended September 26, 2009.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the second quarter of fiscal 2010, the Company withheld approximately 76,400 shares to satisfy $1.1 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of September 26, 2009, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s Form 10-K report for the year ended March 28, 2009.  During the first half of fiscal 2010, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2010 and 2009 was $15.0 million and $14.8 million, respectively.  Rental expense charged to operations for the first half of fiscal 2010 and 2009 was $30.9 million and $29.7 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company is now managing the partnership.  The Company has consolidated this partnership as of March 28, 2009 and September 26, 2009. The Company is currently negotiating the purchase of its partner’s share of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and September 26, 2009.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and September 26, 2009.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the consolidated financial statements for the quarter ended September 26, 2009, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At September 26, 2009, the Company had $31.4 million in securities maturing at various dates through May 2046, with approximately 43.2% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 1.3% of the Company’s cash and investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At September 26, 2009, the fair value of investments approximated the carrying value.  Based on the investments outstanding at September 26, 2009, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.4 million or 0.4%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in inventory accounting, the Company’s disclosure controls and procedures were not effective as of March 28, 2009 and September 26, 2009.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2010, the Company did not make changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with ASC 450, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported case by case below.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California's pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  If such an action is brought, we cannot predict the outcome of such an action or the amount of potential loss, if any.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent to the similar ..9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price signed in the stores such that it would not cause a reasonable consumer to be deceived, and, if such an action is brought, we intend to vigorously defend it.

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 28, 2009, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through September 26, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

RESULTS OF VOTING AT 2009 ANNUAL SHAREHOLDERS MEETING

The Company held its 2009 Annual Meeting of Shareholders on September 16, 2009. A quorum of shareholders was present either in person or by proxy.  There were three matters submitted to a vote of the shareholders.

1.	The first matter was the election of seven directors. All directors who were nominated were elected. The results of the election are set forth in the following table:

Directors	For	Against	Abstain
David Gold	57,273,099	8,457,798	40,285
Eric Schiffer	57,300,233	2,567,343	5,903,606
Jeff Gold	57,390,622	2,548,555	5,832,004
Eric Flamholtz	64,088,527	1,643,065	39,590
Lawrence Glascott	48,992,810	16,738,772	39,599
Marvin Holen	48,945,752	16,791,464	33,965
Peter Woo	61,390,723	4,338,055	42,403

2.
The second matter was to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending March 27, 2010.  This proposal was approved.  The results are set forth in the following table:

For	Against	Abstain
65,660,799	68,637	41,746

3.	The third matter was a shareholder proposal to improve Board independence. This proposal was not approved. The results are set forth in the following table:

For	Against	Abstain	Broker Non-Votes
7,887,556	53,522,199	59,713	4,301,714

Item 5.    Other Information

None

Item 6.    Exhibits

23.1	Consent of Independent Valuation Firm.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: November 4, 2009	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer