Form 10-Q
period 2009-12-26
99 CENTS ONLY STORES
filed 2010-02-03
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2009

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

Common Stock, No Par Value, 69,041,315 Shares as of February 1, 2010

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 26, 2009	March 28, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$23,255	$21,930
Short-term investments	147,542	93,049
Accounts receivable, net of allowance for doubtful accounts of $406 and $44 at December 26, 2009 and March 28, 2009, respectively	2,115	2,490
Income taxes receivable	1,431	1,161
Deferred income taxes	32,861	32,861
Inventories, net	177,853	151,928
Assets held for sale	7,587	7,753
Other	3,977	4,038
Total current assets	396,621	315,210
Property and equipment, net	274,917	271,286
Long-term deferred income taxes	32,946	35,685
Long-term investments in marketable securities	16,162	26,351
Deposits and other assets	15,086	14,341
Total assets	$735,732	$662,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,092	$36,009
Payroll and payroll-related	14,694	13,731
Sales tax	7,911	5,334
Other accrued expenses	25,067	23,342
Workers’ compensation	47,098	44,364
Current portion of capital lease obligation	69	65
Total current liabilities	142,931	122,845
Deferred rent	9,007	10,318
Deferred compensation liability	4,085	2,995
Capital lease obligation, net of current portion	467	519
Other liabilities	1,866	2,339
Total liabilities	158,356	139,016
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,028,825 shares at December 26, 2009 and 68,407,486 shares at March 28, 2009	240,176	231,867
Retained earnings	337,674	294,081
Other comprehensive loss	(474)	(2,091)
Total shareholders’ equity	577,376	523,857
Total liabilities and shareholders’ equity	$735,732	$662,873

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Third Quarter Ended		For the Three Quarters Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net Sales:
99¢ Only Stores	$348,902	$340,988	$985,568	$943,105
Bargain Wholesale	10,217	10,093	30,348	30,676
Total sales	359,119	351,081	1,015,916	973,781

Cost of sales (excluding depreciation and amortization expense shown separately below)	204,218	208,248	597,843	591,385
Gross profit	154,901	142,833	418,073	382,396
Selling, general and administrative expenses:
Operating expenses	109,317	117,109	328,301	353,010
Depreciation and amortization	6,985	8,835	20,803	26,236
Total selling, general and administrative expenses	116,302	125,944	349,104	379,246
Operating income	38,599	16,889	68,969	3,150
Other (income) expense:
Interest income	(244)	(835)	(855)	(3,067)
Interest expense	32	370	207	778
Other-than-temporary investment impairment due to credit losses	—	—	843	—
Other	—	227	(18)	1,582
Total other (income) expense, net	(212)	(238)	177	(707)
Income before provision for income taxes and income attributed to noncontrolling interest	38,811	17,127	68,792	3,857
Provision for income taxes	14,326	4,674	25,199	972
Net income including noncontrolling interest	24,485	12,453	43,593	2,885
Net income attributable to noncontrolling interest	—	—	—	(1,357)
Net income attributable to 99¢ Only Stores	$24,485	$12,453	$43,593	$1,528
Earnings per common share attributed to 99¢ Only Stores:
Basic	$0.36	$0.18	$0.64	$0.02
Diluted	$0.35	$0.18	$0.63	$0.02
Weighted average number of common shares outstanding:
Basic	68,788	69,985	68,596	70,021
Diluted	69,728	70,177	69,266	70,084

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	December 26, 2009	December 27, 2008
Cash flows from operating activities:
Net income including noncontrolling interest	$43,593	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,803	26,236
(Gain) loss on disposal of fixed assets	(605)	341
Gain on sale of partnership asset	—	(760)
Long-lived asset impairment	431	10,355
Investments impairment	843	1,677
Excess tax (benefit) deficiency from share-based payment arrangements	(933)	7
Deferred income taxes	1,077	(1,133)
Stock-based compensation expense	5,652	2,488
Changes in assets and liabilities associated with operating activities:
Accounts receivable	375	189
Inventories	(25,266)	(36,981)
Deposits and other assets	103	788
Accounts payable	11,506	22,259
Accrued expenses	6,797	9,894
Accrued workers’ compensation	2,734	78
Income taxes	(270)	(133)
Deferred rent	(1,311)	(448)
Other long-term liabilities	(474)	—
Net cash provided by operating activities	65,055	37,742
Cash flows from investing activities:
Purchases of property and equipment	(24,410)	(26,797)
Proceeds from sale of fixed assets	905	257
Purchases of investments	(64,032)	(50,158)
Sales of investments	21,213	48,483
Proceeds from sale of partnership asset	—	2,218
Acquisition of partnership assets	—	(4,566)
Net cash used in investing activities	(66,324)	(30,563)
Cash flows from financing activities:
Repurchases of common stock	—	(901)
Repurchases of common stock related to issuance of Performance Stock Units	(1,761)	—
Acquisition of noncontrolling interest of a partnership	(275)	—
Payments of capital lease obligation	(48)	(45)
Proceeds from exercise of stock options	3,745	54
Excess tax benefit (deficiency) from share-based payment arrangements	933	(7)
Net cash provided by (used in) financing activities	2,594	(899)
Net increase in cash	1,325	6,280
Cash and cash equivalents - beginning of period	21,930	9,462
Cash and cash equivalents - end of period	$23,255	$15,742

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

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and will end on March 27, 2010 and fiscal 2009 began on March 30, 2008 and ended March 28, 2009. The third quarter ended December 26, 2009 (“third quarter of fiscal 2010”) and third quarter ended December 27, 2008 (“third quarter of fiscal 2009”) were each comprised of 91 days.  The period ended December 26, 2009 (“the first three quarters of fiscal 2010”) and the period ended December 27, 2008 (“the first three quarters of fiscal 2009”) were each comprised of 273 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of December 26, 2009, the Company operated 273 retail stores with 204 in California, 32 in Texas, 25 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of December 26, 2009 and March 28, 2009.  See Note 3, “Investments.”

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 115.  Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income.  The Company follows ASC 320-10-35,  “Subsequent Measurement of Investments in Debt and Equity”  (“ASC 320-10-35”), previously discussed in  FASB Staff Position (“FSP”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”,  to assess whether its investments with unrealized loss positions are other than temporarily impaired.  The Company complies with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in ASC 320-10-65, “Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65”), previously referred to as FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  Realized gains and losses and declines in values judged to be other-than- temporary are determined based on the specific identification method and are reported in the statements of income.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of December 26, 2009 and March 28, 2009, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.9 million and $4.2 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 310 “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC 310”), previously referred to as SFAS No. 144, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the third quarter of fiscal 2010, the Company did not record any asset impairment charges.  During the first three quarters of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  During the first three quarters of fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges consisted of a leasehold improvements impairment charge of $10.1 million related to the Company’s Texas Operations and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 11 to Consolidated Financial Statements for further information regarding the leasehold impairment charge related to Company’s Texas operations.

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

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and Performance Stock Units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Share-Based Payment” (“ASC 718”), previously referred to as SFAS 123(R).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years. Stock options typically have a term of 10 years. The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

Revenue Recognition

The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns, and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board ("FOB") origin where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

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

During the first quarter of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of some of its Texas stores.  The Company also accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores during the fourth quarter of fiscal 2009 and lease termination costs for one contracted store.  The Company paid approximately $1.0 million related to the above mentioned lease termination costs accruals during the first three quarters of fiscal 2010.  See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 26, 2009 and March 28, 2009.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising which are expensed the first time the advertising takes place.  Advertising expenses were $1.2 million and $1.1 million for the third quarter of fiscal 2010 and 2009, respectively.  Advertising expenses were $3.0 and $3.6 million for the first three quarters of fiscal 2010 and 2009, respectively.

Statements of Cash Flows

Cash payments for income taxes were $20.9 million and $1.1 million for the first three quarters of fiscal 2010 and 2009, respectively.  Non-cash investing activities included $0.6 million and $1.4 million in fixed assets purchase accruals for the first three quarters of fiscal 2010 and 2009, respectively.   Non-cash investing activities for the first three quarters of fiscal 2009 included $9.3 million of partnership foreclosure trustee sale proceeds.  Non-cash financing activities for the first three quarters of fiscal 2009 included a $7.3 million loan payment.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 26, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Available for sale investments	$163,704	$106,279	$47,049	$10,376
Other assets – assets that fund deferred compensation	$4,085	$4,085	—	—
LIABILITIES
Other long-term liabilities – deferred compensation	$4,085	$4,085	—	—

Level 1 investments include money market funds and perpetual preferred stocks of $104.7 million and $1.5 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes deferred compensation liabilities and the assets that fund our deferred compensation include investments in trust funds.  The investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $39.7 million, $4.1 million and $3.3 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $10.4 million.  The fair value of auction rate securities is based on the valuation from an independent securities valuation firm by using applicable methods and techniques for this class of security.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.  Based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.6 million was recognized in earnings for the first three quarters of fiscal 2010 for the Company’s auction rate securities.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on the consolidated balance sheets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Third Quarter	Year-to-Date
Description
Beginning balance	$10,328	$10,722
Transfers into Level 3	—	—
Total realized/unrealized losses:
Included in earnings	—	(568)
Included in other comprehensive loss	272	1,168
Sales and redemptions	(224)	(946)
Ending balance	$10,376	$10,376

Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$272	$1,168

Comprehensive Income

ASC 220 “Reporting Comprehensive Income”, previously referred to as SFAS No. 130, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 26, 2009	March 28, 2009
Property and equipment
Land	$70,523	$69,162
Buildings	88,606	85,860
Buildings improvements	65,193	61,438
Leasehold improvements	122,331	118,634
Fixtures and equipment	120,808	115,866
Transportation equipment	6,054	5,297
Construction in progress	23,999	17,752
Total property and equipment	479,514	474,009
Less: accumulated depreciation and amortization	(222,597)	(202,723)
Property and equipment, net	$274,917	$271,286

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 26, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$104,744	$—	$—	$104,744
Auction rate securities	10,836	39	(499)	10,376
Municipal bonds	39,671	7	—	39,678
Asset-backed securities	4,359	4	(244)	4,119
Corporate securities	4,882	92	(187)	4,787
Total	$164,492	$142	$(930)	$163,704

Reported as:
Short-term investments				$147,542
Long-term investments in marketable securities				16,162
Total				$163,704

	March 28, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$73,564	$—	$—	$73,564
Auction rate securities	12,348	—	(1,626)	10,722
Municipal bonds	20,457	47	(11)	20,493
Asset-backed securities	8,822	11	(377)	8,456
Corporate securities	7,693	—	(1,528)	6,165
Total	$122,884	$58	$(3,542)	$119,400

Reported as:
Short-term investments				$93,049
Long-term investments marketable securities				26,351
Total				$119,400

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $10.4 million and $10.7 million of its auction rate securities in non-current assets on the Company’s balance sheet as of December 26, 2009 and March 28, 2009 respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of December 26, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$42,747	$42,802
Due after one year through five years	292	336
Due after five years	14,990	14,286
	$58,029	$57,424

Realized gains from the sale of marketable securities for the third quarter and the first three quarters of fiscal 2010 were less than $0.1 million.  Realized gains from the sales of available for sale securities for the first three quarters of fiscal 2009 were $0.3 million.  There were no realized gains from the sales of available for sale securities for the third quarter of fiscal 2009.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for the first three quarters of fiscal 2010.  There was no impairment charge related to credit losses in the third quarter of fiscal 2010.  The Company recognized $1.7 million in impairment charges primarily related to a Lehman Brothers corporate bond of $0.6 million and a Lehman Brothers perpetual preferred stock of $1.0 million during the first three quarters of fiscal 2009.  There was no impairment charge during the third quarter of fiscal 2009.

Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $0.8 million as of December 26, 2009.  Non-tax effected net unrealized losses relating to securities that were recorded as marketable securities were $3.5 million as of March 28, 2009.  The tax effected gains on net unrealized holdings of marketable securities were $0.2 million and $1.6 million for the third quarter and the first three quarters of fiscal 2010, respectively. The tax effected losses on net unrealized holdings of marketable securities were $0.8 million and $1.7 million for the third quarter and the first three quarters of fiscal 2009, respectively.  These tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $6.8 million and $21.2 million for the third quarter and the first three quarters of fiscal 2010, respectively.  Proceeds from the sales of marketable securities were $18.9 million and $48.5 million for the third quarter and the first three quarters of fiscal 2009, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 26, 2009
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	1,124	(5)	2,149	(239)
Corporate securities	—	—	1,530	(187)
Auction rate securities	—	—	9,510	(499)
	$1,124	$(5)	$13,189	$(925)

As of December 26, 2009, there were less than $0.1 million of unrealized losses for less than twelve months, and $0.9 million of losses for twelve months or greater pertained to 27 securities that were primarily caused by interest rate fluctuations and changes in current market conditions.

During the first three quarters of fiscal 2010, the Company recorded approximately $0.6 million and $0.3 million of other-than-temporary impairment charges related to credit losses on its auction rate securities and Bank of America perpetual preferred stock, respectively.  The Company did not have any non-credit related other-than-temporary losses on its perpetual preferred stock and auction rate securities.  Accordingly, the Company’s other comprehensive income (loss) does not include any charges related to the non-credit portion of its perpetual preferred stock and auction rate securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the third quarter and the first three quarters of fiscal 2010 (in thousands):

	For the Third Quarter Ended	For the Three Quarters Ended
	December 26, 2009	December 26, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$—	$843
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$—	$843

4.	Comprehensive Income (Loss) Attributed to 99¢ Only Stores

The following table sets forth the calculation of comprehensive income (loss) attributed to 99¢ Only Stores, net of tax effects for the periods indicated (in thousands):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income attributable to 99¢ Only Stores	$24,485	$12,453	$43,593	$1,528
Unrealized holding (losses) gains on marketable securities, net of tax effects of $164 and $1,078 for the third quarter and the first three quarters of fiscal 2010, respectively	245	(760)	1,112	(2,441)
Reclassification adjustment, net of tax effects	—	(70)	505	742
Total unrealized holding (losses) gains, net	245	(830)	1,617	(1,699)
Total comprehensive income (loss) attributable to 99¢ Only Stores	$24,730	$11,623	$45,210	$(171)

5.	Earnings Per Share Attributed to 99¢ Only Stores

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income attributable to 99¢ Only Stores	$24,485	$12,453	$43,593	$1,528
Weighted average number of common shares outstanding – basic	68,788	69,985	68,596	70,021
Dilutive effect of outstanding stock options and performance stock units	940	192	670	63
Weighted average number of common shares outstanding – diluted	69,728	70,177	69,266	70,084
Basic earnings per share attributable to 99¢ Only Stores	$0.36	$0.18	$0.64	$0.02
Diluted earnings per share attributable to 99¢ Only Stores	$0.35	$0.18	$0.63	$0.02

For the third quarter of fiscal 2010, 2.5 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the third quarter of fiscal 2009, 3.1 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding. For the first three quarters of fiscal 2010, 2.5 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first three quarters of fiscal 2009, 5.3 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,535,000 were available as of December 26, 2009 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter, though an exception was made by the  Compensation Committee on June 6, 2006, when it granted stock options that vested in equal halves over a two year period. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011. The Compensation Committee has also approved grants of Performance Stock Units discussed further below (also see the Company’s Form 8-K filed on January 16, 2008).

Stock Option Activity

Option activity under the Company’s stock option plan in the first three quarters of fiscal 2010 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	5,450,000	$16.15
Granted	36,000	$13.52
Exercised	(371,000)	$10.09
Cancelled	(483,000)	$16.97
Outstanding at the end of the period	4,632,000	$16.53	4.79	$8,585,000
Exercisable at the end of the period	4,135,000	$17.56	4.38	$5,896,000

For the third quarter and the first three quarters of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to stock options of $0.3 million and $1.0 million, respectively, which was recorded as operating expense.  For the third quarter and the first three quarters of fiscal 2009, the Company incurred non-cash stock-based compensation expense related to stock options of $0.7 million and $2.5 million, respectively, which was recorded as operating expense.  As of December 26, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the first three quarters of fiscal 2010 and 2009 was $1.7 million and $4.2 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of December 26, 2009, the Company had 1.2 million PSUs outstanding. The following table summarizes the PSUs activity in the first three quarters of fiscal 2010:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,563,000	$6.86
Granted	65,000	$14.13
Forfeited	(98,000)	$8.20
Issued	(377,000)	$6.86
Outstanding at the end of the period	1,153,000	$7.15

Vested at the end of the period	158,000	$7.36

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs starting with the first quarter of fiscal 2010 as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the third quarter and the first three quarters of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $1.3 million and $4.7 million, respectively, which was recorded as operating expense. The Company did not incur non-cash stock-based compensation expense related to PSUs during the third quarter and the first three quarters of fiscal 2009.  There were 0.5 million PSUs vested during the first three quarters of fiscal 2010 of which 0.4 million PSUs were issued during the first three quarters of fiscal 2010.  As of December 26, 2009, the unvested future compensation expense, assuming all the performance criteria will be met for the performance period through fiscal year 2012, was $8.2 million.

7.	Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million, including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company became the managing partner of the partnership.  The Company has consolidated this partnership as of March 28, 2009.  The Company purchased its noncontrolling partner’s share of the partnership which consisted of a small parcel of land for approximately $0.3 million during the third quarter of fiscal 2010.  The acquisition was recorded as an equity transaction in accordance with the guidance of ASC 810-10-45.  Due to the purchase of noncontrolling partner’s share of the partnership, the Company became the sole owner of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company became the sole owner of the partnership.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain, the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and December 26, 2009.

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

In December 2007, the FASB issued ASC No. 810 “Transition Related to Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810”), previously referred to as  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 .  The guidance requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this guidance at the beginning of fiscal 2010.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB issued ASC 105 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”) concerning the organization of authoritative guidance under U.S. GAAP.  This is a replacement of The Hierarchy of GAAP (formally SFAS 162).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification became effective for the Company in its second quarter of fiscal 2010.  As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued ASC 320-10-65.  This guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. This guidance also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the guidance, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The guidance further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This guidance requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income.  The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this statement resulted in the recognition of approximately $0.6 million and $0.3 million of other-than-temporary impairment charges related to credit losses on its auction rate securities and Bank of America perpetual preferred stock, respectively, during the first three quarters of fiscal 2010.

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

In August 2009, the FASB released new Accounting Standard Update (“ASU”) 2009-05 under ASC 820 “Fair Value Measurement” concerning measuring liabilities at fair value.  The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability.  This new guidance is effective for the first reporting period after its issuance, however earlier application is permitted.  The Company adopted this new guidance in the third quarter of fiscal 2010.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2009, the FASB released Accounting Standard Update (“ASU”) 2009-17 under ASC 810 “Consolidation of Variable Interest Entities”.  This update consists of amendments to the FASB Statement No. 167, which was issued by the Board in June 2009.  The amendments are intended to improve financial reporting by enterprises involved with variable interest entities.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company will adopt this update at the beginning of fiscal 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of December 26, 2009 and March 28, 2009 and does not maintain any other credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At December 26, 2009 and March 28, 2009, the Company had recorded a liability of $47.0 million and $44.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of approximately $0.1 million at December 26, 2009 and March 28, 2009 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), previously referred to as SFAS No. 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

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

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund the repurchases.  As of December 26, 2009, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company did not make any common stock repurchases for the first three quarters of fiscal 2010.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During the third quarter of fiscal 2010, the Company withheld approximately 51,700 shares to satisfy $0.7 million of employee tax obligations. During the first three quarters of fiscal 2010, the Company withheld approximately 128,100 shares to satisfy $1.8 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

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

In the course of the Board’s deliberations, the Board noted that same-store sales in Texas had increased at a rate of 8.6% during the four-week period ended January 24, 2009, compared to a rate of 0.8% during the five-week period ended December 27, 2008.  In light of this significant improvement in sales results and the state of the economy, the Board concluded it would be prudent to continue to observe sales and other financial results in Texas for a limited period before taking permanent actions that would effectively close off any opportunity to continue the Texas operations.  After additional discussions following the January 31, 2009 Board meeting, the Board voted on February 2,  2009 to continue operations in approximately two thirds of its Texas stores, and continue to operate its Texas distribution center to support these stores, in order to allow the Board to continue to monitor sales trends and other financial results in those stores. As a result, the Company closed four of its Texas stores during the fourth quarter of fiscal 2009.  During the fourth quarter of fiscal 2009, the Company accrued $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store.  In the first quarter of fiscal 2010, the Company also closed 11 of its Texas stores and accrued $1.4 million in lease termination costs associated with the closing of these 11 stores. The Company paid approximately $1.0 million related to the above mentioned lease termination costs accruals during the first three quarters of fiscal 2010.  The Company expects to pay the remainder of lease termination costs accrued by the end of fiscal 2011.  The actual amount of non-cash and cash charges incurred by the Company in connection with the closing of these Texas stores during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 may be different than the amounts estimated by the Company, and there can be no assurance that satisfactory agreements with landlords can be achieved to keep all the Company’s remaining Texas stores open.  The Company also closed one additional Texas store during the second quarter of fiscal 2010.

Following a six-month period during which the Company’s management and its Board of Directors monitored sales trends and other financial results of the Company’s remaining Texas operations, the Board of Directors analyzed such trends and results, as well as other data related to the potential long-term financial implications of such trends and results, including the fact that, since February 2009, the year-over-year same-store sales of the Company’s Texas stores increased substantially, to 23.6% for the first quarter of fiscal 2010.  On August 4, 2009, the Board voted to continue operations in Texas and that the Board’s prior decision announced on September 17, 2008 to wind down and close the Company’s Texas operations, shall be of no further force or effect. As of December 26, 2009, the Company operated 32 stores in Texas.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at December 26, 2009 was $7.4 million.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.  In addition, assets held for sale also includes a parcel of land with a book value of $0.2 million.  In October 2009, the Company sold a small property for $0.3 million which was classified as an asset held for sale at March 28, 2009.

13.	Other Current Liabilities

Other current liabilities as of December 26, 2009 and March 28, 2009 are as follows:

	December 26, 2009	March 28, 2009
	(Amounts in thousands)

Accrued legal reserves and fees	$1,210	$2,421
Accrued property taxes	3,360	3,148
Accrued utilities	4,003	3,808
Accrued rent and related expenses	6,143	4,641
Accrued accounting fees	612	1,205
Accrued advertising	411	405
Accrued outside services	941	1,628
Accrued bank fees	703	580
Accrued repairs and maintenance	427	484
Accrued income taxes payable	2,576	327
Other	4,681	4,695
Total other current liabilities	$25,067	$23,342

14.	Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on February 3, 2010.  The Company is not aware of any significant events that would have a material impact on its Consolidated Financial Statements.

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

For the third quarter of fiscal 2010, the Company had net sales of $359.1 million, operating income of $38.6 million and net income of $24.5 million.  Sales increased during the third quarter of fiscal 2010 primarily due to a 3.1% increase in same-store sales, the full quarter effect of five new stores opened in fiscal 2009, the effect of five new stores opened in fiscal 2010 and the re-opening of one Texas store which was closed due to a hurricane.  The increase in sales was partially offset by the effect of closing 17 stores in Texas.  For the first three quarters of fiscal 2010, the Company had net sales of $1,015.9 million, operating income of $69.0 million and net income of $43.6 million. Sales increased during the first three quarters of fiscal 2010, primarily due to a 4.1% increase in same-store sales, the full year effect of 19 new stores opened in fiscal 2009, the effect of five new stores opened in fiscal 2010 and re-opening of one Texas store which was closed due to a hurricane. The increase in the sales during the first three quarters of fiscal 2010 was partially offset by the effect of closing 17 stores in Texas.

For the first three quarters of fiscal 2010, the Company opened five stores in California and re-opened one store in Texas, which was closed due to a hurricane.  The Company plans to open three stores during the fourth quarter of fiscal 2010, all in California.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.9 million and $19.4 million for the third quarter of fiscal 2010 and 2009, respectively and totaled $49.8 million and $56.8 million for the first three quarters of fiscal 2010 and 2009, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
NET SALES:
99¢ Only Stores	97.2%	97.1%	97.0%	96.8%
Bargain Wholesale	2.8	2.9	3.0	3.2
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	56.9	59.3	58.8	60.7
Gross profit	43.1	40.7	41.2	39.3

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	30.4	33.4	32.3	36.3
Depreciation and amortization	1.9	2.5	2.0	2.7
Total selling, general and administrative expenses	32.4	35.9	34.4	38.9
Operating income	10.7	4.8	6.8	0.3
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.2)	(0.1)	(0.3)
Interest expense	—	0.1	—	0.1
Other-than-temporary investment impairment due to credit losses	—	—	0.1	—
Other	—	0.1	—	0.2
Total other (income) expense, net	(0.1)	(0.1)	—	(0.1)
Income before provision for income taxes and income attributed to noncontrolling interest	10.8	4.9	6.8	0.4
Provision for income taxes	4.0	1.3	2.5	0.1
Net income including noncontrolling interest	6.8	3.5	4.3	0.3
Net income attributable to noncontrolling interest	—	—	—	(0.1)
NET INCOME ATTRIBUTABLE TO 99¢ ONLY STORES	6.8%	3.5%	4.3%	0.2%

Third Quarter Ended December 26, 2009 Compared to Third Quarter Ended December 27, 2008

Net Sales: Net sales increased $8.0 million, or 2.3%, to $359.1 million for the third quarter of fiscal 2010 compared to $351.1 million for the third quarter of fiscal 2009.  Retail sales increased $7.9 million, or 2.3%, to $348.9 million for the third quarter of fiscal 2010 compared to $341.0 million for the third quarter of fiscal 2009.  The increase in retail sales for the third quarter of fiscal 2010 was primarily due to an increase of $10.0 million in same-store sales.  The full quarter effect of five new stores opened in fiscal 2009 increased retail sales by $1.6 million and the effect of five new stores opened in fiscal 2010 and the re-opening of one Texas store which was closed due to a hurricane increased sales by $6.5 million for the third quarter of fiscal 2010.  The increase in sales was partially offset by a decrease in sales of approximately $10.1 million due to the effect of the closing of 17 stores in Texas, as described in Note 11 to Consolidated Financial Statements (“Texas Market”).

The Company’s same-store sales increased 3.1% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The number of overall same-store sales transaction counts increased by 4.5% and the average transaction size decreased to $9.70 from $9.83 for the third quarter of fiscal 2010.

Gross Profit: Gross profit increased $12.1 million, or 8.5%, to $154.9 million for the third quarter of fiscal 2010 compared to $142.8 million for the third quarter of fiscal 2009.  As a percentage of net sales, overall gross margin increased to 43.1% for the third quarter of fiscal 2010 compared to 40.7% for the third quarter of fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in shrinkage to 1.9% of net sales in the third quarter of fiscal 2010 from 3.0% of net sales in the third quarter of fiscal 2009.  This reduction in shrinkage is primarily due to a one time reduction in shrink reserves of $1.4 million for Texas based on the shrink analysis performed at the end of the quarter, lower overall shrink as a result of the trend of physical inventories taken during the third quarter of fiscal 2010, and a decrease in recorded scrap from perishables.   In addition, the increase in gross profit margin was also due to a decrease in cost of products sold to 54.9% of net sales for the third quarter of fiscal 2010 compared to 55.6% of net sales for the third quarter of fiscal 2009, due to a favorable shift in product mix and new buying and merchandising initiatives to drive sales of higher margin items.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $7.8 million, or 6.7%, to $109.3 million for the third quarter of fiscal 2010 compared to $117.1 million for the third quarter of fiscal 2009.  As a percentage of net sales, operating expenses decreased to 30.4% for the third quarter of fiscal 2010 from 33.4% for the third quarter of fiscal 2009.  Of the 300 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 110 basis points, corporate expenses decreased by 60 basis points, distribution and transportation decreased by 80 basis points and other items decreased by 50 basis points as described below.

Retail operating expenses for the third quarter of fiscal 2010 decreased as a percentage of net sales by 110 basis points to 21.9% of net sales, compared to 23.0% of net sales for the third quarter of fiscal 2009.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and due to the implementation of new cost control methods resulting in lower utilities and supplies costs.

Distribution and transportation expenses for the third quarter of fiscal 2010 decreased as a percentage of net sales by 80 basis points to 4.7% of net sales, compared to 5.5% of net sales for the third quarter of fiscal 2009.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved processing methods, lower fuel costs and improved trailer utilization.

Corporate operating expenses for the third quarter of fiscal 2010 decreased as a percentage of net sales by 60 basis points to 3.2% of net sales, compared to 3.8% of net sales for the third quarter of fiscal 2009. The decrease as a percentage of net sales was primarily due to cost control measures and lower consulting and professional fees.

The remaining operating expenses decreased as a percentage of net sales by 50 basis points to 0.5% of net sales, compared to 1.0% of net sales for the third quarter of fiscal 2009.  The decrease in other operating expenses compared to the third quarter of fiscal 2009 was primarily due to a severance charge of approximately $1.4 million in the third quarter of fiscal 2009 related to the Company’s Texas operations, as well as recording a loss on a foreclosure sale of the shopping center owned by a Company’s partnership of   $0.8 million during the third quarter of fiscal 2009.  These decreases were partially offset by an increase in stock based compensation expense of $0.9 million in the third quarter of fiscal 2010 compared to third quarter of fiscal 2009, primarily related to performance stock unit expense.

Depreciation and Amortization: Depreciation and amortization decreased $1.8 million, or 20.9%, to $7.0 million for the third quarter of fiscal 2010 compared to $8.8 million for the third quarter of fiscal 2009.  The decrease was primarily a result of closing 17 stores in Texas and also due to the assets that became fully depreciated in existing stores compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 1.9% from 2.5% of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income: Operating income was $38.6 million for the third quarter of fiscal 2010 compared to operating income of $16.9 million for the third quarter of fiscal 2009.  Operating income as a percentage of net sales was 10.7% for the third quarter of fiscal 2010 compared to 4.8% for the third quarter of fiscal 2009. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other income was flat at $0.2 million for the third quarter of fiscal 2010 and fiscal 2009.  The interest income for the third quarter of fiscal 2010 decreased to $0.2 million from $0.8 million for the third quarter of fiscal 2009, primarily due to lower interest rates.   This decrease in interest income was offset by a decrease in interest expense of approximately $0.4 million and decreases in other miscellaneous expenses of $0.2 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Provision for Income Taxes: The provision for income taxes was $14.3 million for the third quarter of fiscal 2010 compared to $4.7 million for the third quarter of fiscal 2009, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 36.9% for the third quarter of fiscal 2010, compared to 27.2% for the third quarter of fiscal 2009.   There was no material change in the net amount of unrecognized tax benefits in the third quarter of fiscal 2010.

Net Income: As a result of the items discussed above, net income for the third quarter of fiscal 2010 was $24.5 million compared to a net income of $12.5 million for the third quarter of fiscal 2009.  Net income as a percentage of net sales was 6.8% for the third quarter of fiscal 2010 compared to net income of 3.5% for third quarter of fiscal 2009.

The First Three Quarters Ended December 26, 2009 Compared to the First Three Quarters Ended December 27, 2008

Net Sales: Net sales increased $42.1 million, or 4.3%, to $1,015.9 million for the first three quarters of fiscal 2010 compared to $973.8 million for the first three quarters of fiscal 2009.  Retail sales increased $42.5 million, or 4.5%, to $985.6 million for the first three quarters of fiscal 2010 compared to $943.1 million for the first three quarters of fiscal 2009.  The increase in retail sales for the first three quarters of fiscal 2010 was primarily due to an increase of $36.9 million in same-store sales.  The full year effect of 19 new stores opened in fiscal 2009 increased retail sales by $19.5 million, and the effect of five new stores opened in the first three quarters of fiscal 2010 and one Texas store re-opened which was closed due to a hurricane increased sales by $12.4 million for the first three quarters of fiscal 2010.  The increase in sales was partially offset by a decrease in sales of approximately $26.3 million due to the effect of the closing of 17 stores in Texas, as described in Note 11 to Consolidated Financial Statements (“Texas Market”).

The Company’s same-store sales increased 4.1% for the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009.  The number of overall same-store sales transaction counts increased by 4.6% and the average transaction size decreased to $9.57 from $9.62 for the first three quarters of fiscal 2010.

Gross Profit: Gross profit increased $35.7 million, or 9.3%, to $418.1 million for the first three quarters of fiscal 2010 compared to $382.4 million for the first three quarters of fiscal 2009.  As a percentage of net sales, overall gross margin increased to 41.2% for the first three quarters of fiscal 2010 compared to 39.3% for the first three quarters of fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 55.9% of net sales for the first three quarters of fiscal 2010 compared to 57.2% of net sales for the first three quarters of fiscal 2009, due to a favorable shift in product mix, and new buying and merchandising initiatives to drive sales of higher margin, as well as the September 2008 increase in all of the Company’s price points by adding 99/100 of one cent to every price point (i.e., 99¢ increased to 99.99¢).  In addition, the increase in gross profit margin was also due to a decrease in shrinkage to 2.8% of net sales in fiscal 2010 compared to 3.1% in fiscal 2009, primarily due to a decrease in recorded scrap from perishables and a reduction in the shrink reserves based on the physical inventories taken during the first three quarters of fiscal 2010.  The remaining change was made up of decreases and increases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $24.7 million, or 7.0%, to $328.3 million for the first three quarters of fiscal 2010 compared to $353.0 million for the first three quarters of fiscal 2009.  As a percentage of net sales, operating expenses decreased to 32.3% for the first three quarters of fiscal 2010 from 36.3% for the first three quarters of fiscal 2009.  Of the 400 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 160 basis points, corporate expenses decreased by 70 basis points, distribution and transportation decreased by 90 basis points and other items decreased by 80 basis points as described below.

Retail operating expenses for the first three quarters of fiscal 2010 decreased as a percentage of net sales by 160 basis points to 23.0% of net sales, compared to 24.6% of net sales for the first three quarters of fiscal 2009.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower turn-over during the first three quarters of fiscal 2010, as well as lower utilities and supplies costs during this period.  These decreases were partially offset by slight increases in costs related to taxes and licenses as a percentage of net sales.

Distribution and transportation expenses for the first three quarters of fiscal 2010 decreased as a percentage of net sales by 90 basis points to 4.9% of net sales, compared to 5.8% of net sales for the first three quarters of fiscal 2009.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved processing methods, lower fuel costs and improved trailer utilization.

Corporate operating expenses for the first three quarters of fiscal 2010 decreased as a percentage of net sales by 70 basis points to 3.5% of net sales, compared to 4.2% of net sales for the first three quarters of fiscal 2009. The decrease as a percentage of net sales was primarily due to cost control measures, lower consulting and professional fees, and lower payroll-related expenses.

The remaining operating expenses for the first three quarters of fiscal 2010 decreased as a percentage of net sales by 80 basis points to 0.8% of net sales, compared to 1.6% of net sales for the first three quarters of fiscal 2009.  The decrease in the other operating expenses compared to the first three quarters of fiscal 2009 was primarily due to a reduction in an asset impairment charge of $9.9 million, and a severance charge of approximately $1.4 million related to the Company’s Texas operations, as well as  recording of a $0.8 million loss on a foreclosure sale of the shopping center owned by a Company’s partnership, partially offset by recording the Company’s share of a gain on a sale of the primary asset of another partnership of approximately $0.2 million and also including the partnership’s gain of approximately $1.4 million during the first three quarters of fiscal 2009.

The decreases in the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009 were partially offset by an increase of $3.2 million in stock-based compensation expense primarily related to performance stock unit expense, and lease termination and closing costs of approximately $1.4 million related to the closure of 11 Texas stores during the first three quarters of fiscal 2010.

Depreciation and Amortization: Depreciation and amortization decreased $5.4 million, or 20.6%, to $20.8 million for the first three quarters of fiscal 2010 compared to $26.2 million for the first three quarters of fiscal 2009.  The decrease was primarily a result of closing 17 stores in Texas and also due to the assets that became fully depreciated in existing stores compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 2.0% from 2.7% of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income: Operating income was $69.0 million for the first three quarters of fiscal 2010 compared to operating income of $3.2 million for the first three quarters of fiscal 2009.  Operating income as a percentage of net sales was 6.8% for the first three quarters of fiscal 2010 as compared to operating income as a percentage of net sales of 0.3% for the first three quarters of fiscal 2009.  This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other expense was $0.2 million for the first three quarters of fiscal 2010 compared to other income of $0.7 million for the first three quarters of fiscal 2009.  The decrease in other income was primarily due to lower interest income which decreased to $0.9 million for the first three quarters of fiscal 2010 from $3.1 million for the first three quarters of fiscal 2009, primarily due to lower interest rates.  The decrease in other income for the first three quarters of fiscal 2010 was partially offset by a decrease of $0.9 million in investment impairment charge related to the Company’s available for sale securities.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for the first three quarters of fiscal 2010 compared to an investment impairment charge of $1.7 million for the first three quarters of fiscal 2009 related to the Company’s available for sale securities.  See Note 3 to Consolidated Financial Statements for further discussion of investments. The decrease was also offset by lower interest expense of $0.2 million for the first three quarters of fiscal 2010 compared to interest expense of $0.8 million for the first three quarters of fiscal 2009.  The remaining decrease in other income is due to decreases and increases in less significant items included in other income and loss.

Provision for Income Taxes: The provision for income taxes was $25.2 million for the first three quarters of fiscal 2010 compared to $1.0 million for the first three quarters of fiscal 2009.  The effective tax rate of the provision for income taxes was approximately 36.6% for the first three quarters of fiscal 2010, compared to a benefit of 21.0% for the first three quarters of fiscal 2009 (excluding the discrete tax item described below).   The Company recorded a valuation allowance of approximately $1.4 million related to certain Texas tax credits during the first three quarters of fiscal 2009.  The Company believes that a significant amount of this benefit will not be realized.   There was no material change in the net amount of unrecognized tax benefits in the first three quarters of fiscal 2010.

Net Income: As a result of the items discussed above, net income for the first three quarters of fiscal 2010 was $43.6 million compared to a net income of $1.5 million for the first three quarters of fiscal 2009.  Net income as a percentage of net sales was 4.3% for the first three quarters of fiscal 2010 compared to net income of 0.2% for first three quarters of fiscal 2009.

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

Net cash provided by operations during the first three quarters of fiscal 2010 and 2009 was $65.1 million and $37.7 million, respectively, consisting primarily of $70.9 million and $42.1 million, respectively, of net income adjusted for non-cash items.  During the first three quarters of fiscal 2010, the Company used cash of $4.1 million for working capital and used cash of $1.7 million for other activities. During the first three quarters of fiscal 2009, the Company used cash of $2.3 million for working capital and used cash of $2.1 million in other activities.  Net cash used by working capital activities for the first three quarters of fiscal 2010 primarily reflects the increase in inventories, decrease in deferred rent, increase in income taxes receivable and decrease in other liabilities.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.  Net cash used for working capital activities for the first three quarters of fiscal 2009 primarily reflects the increases in inventories and deferred rent.  The increase in inventories was primarily due to the increase in sales and number of stores. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities during the first three quarters of fiscal 2010 and 2009, was $66.3 million and $30.6 million, respectively.  In the first three quarters of fiscal 2010 and 2009, the Company used $24.4 million and $26.8 million, respectively, for the purchase of property and equipment.  The Company purchased $64.0 million and received proceeds of $21.2 million from the sales and maturities of investments during the first three quarters of fiscal 2010.  The Company received proceeds of $0.9 million from disposal and sale of fixed assets during the first three quarters of fiscal 2010.  The Company purchased $50.2 million and received proceeds of $48.5 million from the sales and maturities of investments during the first three quarters of fiscal 2009.  In addition, the investing activities in the first three quarters of fiscal 2009 reflect the proceeds of $2.2 million from the sale of the assets of the Company’s partnerships as well as $0.3 million from the disposal of fixed assets.

Net cash provided in financing activities during the first three quarters of fiscal 2010 was $2.6 million, which is composed primarily of proceeds received of $3.7 million from exercise of stock options partially offset by payments $1.8 million related to the issuance of performance stock units as part of the Company’s equity incentive plan.  The number of shares issued upon vesting of performance stock units is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During the first three quarters of fiscal 2010, the Company withheld approximately 128,100 shares to satisfy $1.8 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.  The Company also paid approximately $0.3 million to acquire the remaining noncontrolling interest in a partnership during the first three quarters of fiscal 2010.  Net cash used in financing activities during first three quarters of fiscal 2009 was $0.9 million, primarily related to repurchase of Company’s common stock.   In the first three quarters of fiscal 2009, there were no exercises of non-qualified stock options.

The Company estimates that total capital expenditures in fiscal 2010 will be approximately $41.8 million and relate principally to property acquisitions of approximately $19.5 million, $14.9 million for leasehold improvements, fixtures and equipment for new store openings, and $7.4 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first three quarters ended December 26, 2009.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the third quarter and the first three quarters of fiscal 2010, the Company withheld approximately 51,700 shares and 128,100 shares, respectively, to satisfy $0.7 million and $1.8 million, respectively, of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of December 26, 2009, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s Annual Report on Form 10-K for the year ended March 28, 2009.  During the first three quarters of fiscal 2010, there was no material change in Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the third quarter of fiscal 2010 and 2009 was $14.5 million and $14.8 million, respectively.  Rental expense charged to operations for the first three quarters of fiscal 2010 and 2009 was $45.4 million and $44.5 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  As of March 29, 2008, this entity had $9.0 million in assets and $7.4 million in liabilities, including a bank loan for $7.3 million, which is shown on the Company’s fiscal 2008 year-end consolidated balance sheet. In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, in which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sales for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million, including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company became the managing partner of the partnership.  The Company has consolidated this partnership as of March 28, 2009.  The Company purchased its noncontrolling partner’s share of the partnership which consisted of a small parcel of land for approximately $0.3 million during the third quarter of fiscal 2010.  The acquisition was recorded as an equity transaction in accordance with the guidance of ASC 810-10-45. Due to the purchase of noncontrolling partner’s share of the partnership, the Company became the sole owner of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.5 million from investments to property and equipment with no corresponding impact on the Company’s recorded liabilities.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company became the sole owner of the partnership.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain, the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 28, 2009 and December 26, 2009.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the consolidated financial statements for the quarter ended December 26, 2009, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At December 26, 2009, the Company had $59.0 million in securities maturing at various dates through May 2046, with approximately 72.6% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.9% of the Company’s investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At December 26, 2009, the fair value of investments approximated the carrying value.  Based on the investments outstanding at December 26, 2009, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.4 million or 0.3%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that due to the material weakness in inventory accounting, the Company’s disclosure controls and procedures were not effective as of December 26, 2009.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2010, the Company made changes in its internal control over financial reporting in the area of its inventory accounts that are reasonably likely to materially affect its internal control over financial reporting.  The Company has carried out the following significant remediation activities in the third quarter of fiscal 2010:

•	Designed an officer level Enterprise Risk Management process that enhances the top down control environment
•	Implemented controls over changes in inventory item costs, the approval of those changes, and accounting for the impact of changes in inventory item cost
•	Established procedures to book cost variances on a timely basis
•	Implemented procedures to enhance the accuracy of the cycle counting process for the Company’s main City of Commerce area warehouse system
•	Implemented distribution center bin test counts to validate perpetual inventory
•	Implemented procedures to book cycle count results for all warehouses on a monthly basis
•	Implemented an inventory roll-forward process that quantifies differences between the inventory sub-ledger and the general ledger to provide trend and statistical analysis of variances
•	Enhanced the merchandise accrual process to increase accuracy

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Legal actions taken by private entities or taken or contemplated by governmental entities are reported case by case below if they could potentially have a material adverse effect on the Company.  In accordance with ASC 450, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and, if such a liability is recorded for a matter disclosed in this item, the amount of the liability is also reported.  These provisions for contingent liabilities are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  The status of legal matters and reserves for such matters have been estimated through the date of this report.

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

Reference is made to Item IA. Risk Factors, in the Company’s Form 10-K for the year ended March 28, 2009, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through December 26, 2009.

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

99¢ ONLY STORES
Date: February 3, 2010	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer