Form 10-K
period 2010-03-27
99 CENTS ONLY STORES
filed 2010-05-27
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 27, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 25, 2009 was $608,747,612 based on a $13.38 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 69,635,381 Shares as of May 21, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and will end on April 2, 2011, will consist of 53 weeks.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and ended March 27, 2010, its fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended on March 28, 2009, and its fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008.

PART I

Item 1. Business

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.  As of March 27, 2010, the Company operated 275 retail stores with 206 in California, 32 in Texas, 25 in Arizona, and 12 in Nevada.  These stores averaged approximately 21,300 gross square feet.  In fiscal 2010, the Company’s stores open for the full year averaged net sales of $4.8 million per store and $289 per estimated saleable square foot, which the Company believes is the highest among all dollar store chains.  In fiscal 2010, 235 non-Texas stores open for the full year averaged net sales of $5.0 million per store and $305 per estimated saleable square foot and the 31 Texas stores open for the full year averaged net sales of $3.4 million per store and $180 per estimated saleable square foot.

The Company opened its first 99¢ Only Stores location in 1982 and believes that it operates the nation’s oldest existing general merchandise chain where items are primarily priced at 99.99¢ or less.  For fiscal 2010, the Company opened nine new stores. Of these newly opened stores, eight stores are located in California, and one Texas store re-opened which was closed due to a hurricane. The Company closed 12 stores in Texas and one store in California during fiscal 2010.  In fiscal 2011, the Company plans to increase its store count by approximately 5%, with the majority of new stores expected to be opened in California during the second half of fiscal 2011.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses and sometimes at prices higher than those customary at the Company’s retail stores.  Bargain Wholesale represented 3.0% of the Company’s total sales in fiscal 2010.

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

The Company also sells merchandise through its Bargain Wholesale division, which is generally obtained through the same or shared purchases of the retail operations.  The Company maintains showrooms at its main distribution facility in the City of Commerce, California and at the Company’s distribution facility in the Houston, Texas area. Additionally, the Company has a showroom located in Chicago, Illinois. Advertising of wholesale merchandise is conducted primarily at trade shows and by catalog mailings to past and potential customers. Wholesale customers include a wide and varied range of major retailers, as well as smaller retailers, distributors, and wholesalers.

Business Strategy

The Company’s business strategy is to provide a primary shopping destination for price-sensitive consumers and a fun treasure-hunt shopping experience for other value conscious consumers for food and other basic household items. The Company’s core strategy is to offer good to excellent values on a wide selection of quality food and basic household items with a focus on name brands and an exciting assortment of surprises, primarily at a price point of 99.99¢ or less, in attractively merchandised, clean and convenient stores.  The Company’s strategies to accomplish this include the following:

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that are in most cases priced at 99.99¢ or less. During fiscal 2010, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, Frito-Lay, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Quaker, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment. The Company carries name-brand merchandise, off-brands and its own private-label items. The Company believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.  The Company’s total retail sales by product category for fiscal years 2010, 2009 and 2008 are set forth below:

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008
Product Category:
Food and grocery	54%	56%	52%
Household and housewares	14%	14%	15%
Health and beauty care	10%	9%	9%
Hardware	3%	3%	3%
Stationery and party	5%	5%	5%
Seasonal	4%	3%	4%
Other	10%	10%	12%
	100%	100%	100%

Fun Treasure-Hunt Shopping Experience. The Company’s practices of buying closeouts and other opportunistic purchases and pricing them primarily at 99.99¢ or less, typically dramatically below retail prices, helps to create a sense of fun and excitement.  The constantly changing selection of these special extreme values, often in limited quantities, helps to create a sense of urgency when shopping and increase shopping frequency, while generating customer goodwill, loyalty and awareness via word-of-mouth.

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

Savvy Purchasing. The Company purchases merchandise at substantially discounted prices as a result of its buyers’ knowledge and experience in their respective categories, its negotiating ability, and its established reputation among its suppliers. The Company applies its negotiating ability to its purchasing of corporate supplies, construction and services.

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of March 27, 2010, the Company’s 275 existing 99¢ Only Stores averaged approximately 21,300 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store.

Complementary Bargain Wholesale Operation. Bargain Wholesale complements the Company’s retail operations by allowing the Company to be exposed to a broader selection of opportunistic buys and generate additional sales with relatively small incremental operating expense. The Bargain Wholesale division sells to local, regional, national, and international accounts. The Company maintains showrooms in the City of Commerce, California where it is based, as well as in Houston, Texas and Chicago, Illinois.

Growth Strategy

The Company’s long-term growth plan is to become a premier nationwide extreme value retailer. Management believes that short-term growth will primarily result from new store openings in its existing markets of California, Arizona, Nevada and Texas.

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

Retail Operations

The Company’s stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, generally at a significant discount from standard retail prices. Merchandise sold in the Company’s 99¢ Only Stores is priced primarily at or below 99.99¢ per item.

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square footage):

	Years Ended
	March 27, 2010		March 28, 2009		March 29, 2008		March 31, 2007		March 31, 2006

Net retail sales	$1,314,214		$1,262,119		$1,158,856		$1,064,518		$984,293
Annual net sales growth rate	4.1%		8.9%		8.9%		8.2%		5.8%
Store count at beginning of year	279		265		251		232		219	(h)
New stores	9		19		16		19		15
Stores closed	13	(a)	5	(c)	2	(e)	—		2	(i)
Total store count at year-end	275		279		265		251		232
Average net sales per store open the full years(k)	$4,848	(b)	$4,642	(d)	$4,547	(f)	$4,421	(g)	$4,347	(j)
Estimated store saleable square foot	4,606,728		4,703,630		4,521,091		4,337,974		4,040,096
Average net sales per estimated saleable square foot(h)	$289	(b)	$273	(d)	$263	(f)	$254	(g)	$250	(j)
Change in comparable net sales(l)	3.9%		3.7%		4.0%		2.4%		0.3%

(a) 12 underperforming stores in Texas were closed in fiscal 2010 and one California store was closed due to the expiration of its lease.  See Note 10 to the Consolidated Financial Statements for additional information regarding the Texas Market.

(b) Includes 31 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $180. All non-Texas stores open for the full year had average sales of $5.0 million per store and $305 of average sales per estimated saleable square foot.

(c) Four underperforming stores in Texas were closed in fiscal 2009 and one additional Texas store was closed due to a hurricane which was re-opened in May 2009.  The leases had expired for two of the four stores that were closed in fiscal 2009.

(d) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store and average sales per estimated saleable square foot of $142. All non-Texas stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(e) Two underperforming stores closed in Houston, Texas.

(f) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(g) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store and average sales per saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(h) Store count includes store activity from January 1, 2005 through March 31, 2006 due to the change in fiscal year. The Company operated 223 stores as of March 31, 2005.

(i) One store closed due to relocation and one due to an eminent domain action for the construction of a light railway project.

(j) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store and average sales per estimated saleable square foot of $111. All non-Texas stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

(k) For stores open for the entire fiscal year.

(l) Change in comparable store net sales compares net sales for all stores open at least 15 months.

Merchandising. All of the Company’s stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. The Company also carries private-label consumer products made for the Company. The Company believes that the success of its 99¢ Only Stores concept arises in part from the value inherent in pricing consumable items primarily at 99.99¢ or less per item, many of which are name-brands, and most of which typically retail elsewhere at higher prices.

Approximately half of the merchandise purchased by the Company is available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently change, depending primarily upon the availability of closeout and other special-situation merchandise at suitable prices. Since commencing its closeout purchasing strategy for its stores, the Company has been able to obtain sufficient name-brand closeouts as well as re-orderable merchandise at attractive prices. Management believes that the frequent changes in specific name-brands and products found in its stores from one week to the next, encourage impulse and larger volume purchases, result in customers shopping more frequently, and help to create a sense of urgency, fun and excitement. Unlike many discount retailers, the Company rarely imposes limitations on the quantity of specific value-priced items that may be purchased in a single transaction.

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

Advertising. Advertising expenditures were $4.1 million, $4.4 million and $5.4 million or 0.3%, 0.4% and 0.5% of net retail sales for fiscal 2010, 2009 and 2008, respectively.  The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the pricing of nine iPods and other high value items at only 99.99¢ each, grand openings often attract long lines of customers and receive media coverage.

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

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5% of the Company’s total purchases in fiscal 2010. During fiscal 2010, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Con Agra, Dole, Energizer Battery, Frito-Lay, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Quaker, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2010 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buying decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

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

The Company utilizes and develops private label consumer products to broaden the assortment of merchandise that is consistently available. The Company also imports merchandise in product categories such as kitchen items, housewares, toys, seasonal products, party, pet-care and hardware which the Company believes are not brand sensitive to consumers.

Warehousing and Distribution

An important aspect of the Company’s purchasing strategy involves its ability to warehouse and distribute merchandise quickly and with flexibility. The Company’s distribution centers are strategically located to enable quick turnaround of time-sensitive products as well as to provide long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items. A large majority of the merchandise sold by the Company is received, processed for retail sale and then distributed to the retail locations from Company-operated warehouse and distribution facilities.

The Company utilizes its internal fleet and outside carriers for both outbound shipping and a backhaul program.  The Company also receives merchandise shipped by rail to its City of Commerce, California distribution center which has a railroad spur on the property. The Company has primarily used common carriers or owner-operators to deliver to stores outside of Southern California including its stores in Northern and Central California, Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution centers will be able to support its anticipated growth throughout fiscal 2011. However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs or to support sales levels at peak seasons for perishable products, that high levels of opportunistic purchases may not temporarily pressure warehouse capacity, or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for timely shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

Over the last two fiscal years, the Company continued to make significant investments in a variety of infrastructure, data management, and process improvement projects.  Infrastructure investments enabled the Company to achieve level one compliance with Payment Card Industry (PCI) standards, which were certified by a qualified third party IT security firm.  Additionally, store network upgrades including high speed wireless data backup lines were installed to assure a high level of availability and speed for credit card processing and delivery of critical item information to the stores, and wireless network upgrades and hardware capacity improvements improved availability and reliability for warehouse operations to support a successful migration to a perpetual inventory system in fiscal 2010.

The Company currently operates financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites on an SQL database running on a Windows operating system.  The Company completed a major upgrade to its Lawson financial and human resources management systems during fiscal 2009 and is now running Lawson version 9.  This upgrade addressed both security and performance concerns from the prior release and converted many customized features to a standard interface approach, laying a foundation to leverage additional Lawson functionality in the coming years.  In fiscal 2010, a standard sales audit package from Epicor systems was implemented with an enhancement to support short-interval intra-day polling of store systems.

The Company also implemented system improvements to support the reengineering of the processes and information flow in the main Commerce Distribution Center.  Primary amongst these improvements were completion of racking systems, real time pallet movement tracking through wireless command and tracking systems, a perpetual warehouse inventory system that is now updated via periodic cycle counting, and improvements in truck utilization.  In the second half of fiscal 2010, cycle counts and test counts replaced and eliminated the semi-annual physical counts in the Company’s main Commerce distribution center.  These changes helped to reduce transportation costs, improve DC labor productivity and throughput, and enhance DC inventory accounting and expiration date control.

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

During fiscal 2009 and fiscal 2010, the Company focused its efforts on business process improvement, enhanced data structures, and improved data integrity through modifications to its proprietary systems and upgrades of existing vendor systems.  The first stage of these improvements was to centralize and normalize more of the Company’s critical data in standard, high speed database platforms.  This data integrity and normalization will continue in fiscal 2011.  Over the next 2-3 years, the Company intends to differentiate and isolate proprietary systems from those functions which can be more cost effectively managed on industry standard platforms.  An example of a conversion from the proprietary core to an industry standard platform in fiscal 2010 was the conversion of the sales audit function to an industry leading Epicor package solution. In fiscal 2011, the Company is beginning the process of converting to industry leading packages for Master Data Management and Point-of-Sale systems and enhancing its use of Data Warehouse and proprietary systems for purchasing and store merchandise ordering.

Competition

The Company faces competition in both the acquisition of inventory and the sale of merchandise from other discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of the Company’s Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other extreme value retailers, for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than the Company. The Company’s ability to compete will depend on many factors, including the success of its purchase and resale of such merchandise at lower prices than its competitors.  In addition, the Company may face intense competition in the future from new entrants in the extreme value retail industry that could have an adverse effect on the Company’s business and results of operations.

Employees

At March 27, 2010, the Company had approximately 11,700 employees including approximately 10,500 in its retail operations, 800 in its warehousing and distribution operations and 400 in its corporate offices. The Company considers relations with its employees to be good. The Company offers certain benefits to benefit-eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan with a Company match and a deferred compensation plan for certain key management employees of the Company.

None of the Company’s employees are party to a collective bargaining agreement and none are represented by a labor union.

Trademarks and Service Marks

“99¢ Only Stores,” “Rinso,” and “Halsa” are among the Company’s service marks and trademarks, and are listed on the United States Patent and Trademark Office Principal Register. “Bargain Wholesale” is among the fictitious business names used by the Company. Management believes that the Company’s trademarks, service marks, and fictitious business names are an important but not critical element of the Company’s merchandising strategy. The Company routinely undertakes enforcement efforts against certain parties whom it believes are infringing upon its “99¢” family of marks and its other intellectual property rights, although the Company believes that simultaneous litigation against all persons everywhere whom the Company believes to be infringing upon these marks is not feasible.

Seasonality

For information regarding the seasonality of the Company’s business, see “Item 6. Selected Financial Data.  Seasonality and Quarterly Fluctuations,” which is incorporated by reference in this Item 1.

Environmental Matters

In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault.  In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale.  The Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, concerning its owned or leased real estate.

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

Item 1A. Risk Factors

Inflation may affect the Company’s ability to keep pricing almost all of its merchandise at 99.99¢ or less

The Company’s ability to provide quality merchandise for profitable resale primarily at a price point of 99.99¢ or less is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its customary practice of not pricing its merchandise at more than a dollar, which could have a material adverse effect on its business and results of operations.  The Company can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and increasing the price of merchandise presently sold at less than 99.99¢ (e.g., the Company currently prices some items at 29.99¢, 59.99¢, and the like, and also sells other items at two at 99.99¢, three at 99.99¢, and so forth, but there are limits to the ability to effectively increase prices on a sufficiently wide range of merchandise in this manner while not exceeding a dollar).  In certain circumstances, the Company has dropped and may continue to drop some items from its offerings due to vendor wholesale price increases or availability, which may adversely affect sales.  In September 2008, the Company increased its primary price point to 99.99¢ from 99¢, and also added 99/100¢ to its price points on almost all items. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

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

The Company’s operations are concentrated in California

As of March 27, 2010, 206 of the Company’s 275 stores were located in California (with 32 stores in Texas, 25 stores in Arizona and 12 stores in Nevada). The Company expects that it will continue to open additional stores in as well as outside of California. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. Further declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products due to continuing poor economic conditions in California may negatively impact our operations and profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities may further pressure margins.

The Company has restructured its Texas market and could be impacted by further restructuring costs

The Company has historically experienced, and currently continues to experience, lower sales per store and sales per estimated saleable square foot in its Texas stores compared to its non-Texas stores.  Although the Company’s operating results in Texas have improved in recent periods, there can be no assurance that such improvements will continue or that the Company’s Texas operations can have any sustained positive impact on the Company’s profitability.  The Company currently has 32 stores in Texas and plans to open several additional stores in fiscal 2011. The Company has incurred cash and non-cash charges in connection with its recent store closings in Texas, and may incur additional charges in connection with the Texas market, as discussed in Note 10 to the Consolidated Financial Statements.  We cannot predict with certainty the amount of these potential charges and the Company could be impacted by additional costs.

Material damage to, or interruptions to, the Company’s information systems as a result of external factors, staffing shortages and difficulties in updating its existing software or developing or implementing new software could have a material adverse effect on its business or results of operations

The Company depends on information technology systems for the efficient functioning of its business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Any material interruptions or the cost of replacements may have a material adverse effect on its business or results of operations.

The Company also relies heavily on its information technology staff. If the Company cannot meet its staffing needs in this area, the Company may not be able to maintain or improve its systems in the future.  Further, the Company still has certain legacy systems that are not generally supportable by outside vendors, and should those of its information technology team who are conversant with such systems leave, these legacy systems could be without effective support.

The Company relies on certain software vendors to maintain and periodically upgrade many of these systems. The software programs supporting many of the Company’s systems are maintained and supported by independent software companies. The inability of these companies to continue to maintain and upgrade these information systems and software programs might disrupt or reduce the efficiency of its operations if the Company was unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of the Company’s operations.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause permanent or temporary distribution center or store closures, impair the Company’s ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect the Company’s financial performance

The occurrence of natural disasters, such as hurricanes, fires, floods, and earthquakes, unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which the Company’s suppliers are located, or similar disruptions could adversely affect the Company’s operations and financial performance. These events result in the closure of one or more of the Company’s distribution centers or a significant number of stores, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to the Company’s distribution centers or stores, the temporary reduction in the availability of products in its stores, and disruption to its information systems.

The Company’s current insurance program may expose the Company to unexpected costs and negatively affect its financial performance

The Company’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that the Company believes are prudent. However, there are types of losses the Company may incur but against which it cannot be insured or which the Company believes are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee and certain other crime and some natural disasters, including earthquakes. If the Company incurs these losses and they are material, the Company’s business could suffer. In addition, the Company self-insures a significant portion of expected losses under our workers' compensation and general liability programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying the Company’s recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on the Company’s financial condition and results of operations. Although the Company continues to maintain property insurance for catastrophic events, the Company is effectively self-insured for property losses up to the amount of its deductibles. If the Company experiences a greater number of these losses than it anticipates, the Company’s financial performance could be adversely affected.

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

The Company depends upon its relationships with suppliers and the availability of closeout and other special-situation merchandise

The Company’s success depends in large part on its ability to locate and purchase quality closeout and other special-situation merchandise at attractive prices. This supports a changing mix of name-brand and other merchandise primarily within the 99.99¢ price point. The Company cannot be certain that such merchandise will continue to be available in the future at prices consistent with the Company business plan and/or historical costs. Further, the Company may not be able to find and purchase merchandise in necessary quantities, particularly as it grows and therefore requires a greater availability of such merchandise at competitive prices. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for the Company to quickly sell these items from inventory. Although the Company believes its relationships with suppliers are good, the Company typically does not have long-term agreements or pricing commitments with any suppliers. As a result, the Company must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels. There is also a growth in consolidation among vendors and suppliers of merchandise targeted by the Company. A disruption in the availability of merchandise at attractive prices could impair the Company’s business.

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores.  This can also result in shrink due to spoilage if merchandise cannot be sold in anticipated timeframes.  The Company’s short-term and long-term store and warehouse inventory approximated $176.0 million and $156.2 million at March 27, 2010 and March 28, 2009, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does not, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

If the Company fails to protect its brand name, competitors may adopt trade names that dilute the value of the Company’s brand name

The Company may be unable or unwilling to strictly enforce its trademark in each jurisdiction in which it does business. Also, the Company may not always be able to successfully enforce its trademarks against competitors or against challenges by others. The Company’s failure to successfully protect its trademarks could diminish the value and efficacy of its brand recognition, and could cause customer confusion, which could, in turn, adversely affect the Company’s sales and profitability.

The Company faces strong competition

The Company competes in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. It also competes for retail real estate sites. In the future, new companies may also enter the extreme value retail industry. It is also becoming more common for superstores to sell products competitive with the Company’s product offerings. Additionally, the Company currently faces increasing competition for the purchase of quality closeout and other special-situation merchandise, and some of these competitors are entering or may enter the Company’s traditional markets.  Also, as it expands, the Company will enter new markets where its own brand is weaker and established brands are stronger, and where its own brand value may have been diluted by other retailers with similar names appearances and/or business models. Some of the Company’s competitors have substantially greater financial resources and buying power than the Company does, as well as nationwide name-recognition and organization. The Company’s ability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate itself from competitors that do not share the Company’s price and merchandise attributes, yet may appear similar to prospective customers. The Company also faces competition from other retailers with similar names and/or appearances. The Company cannot assure that it will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs

The Company’s future results of operations and ability to provide quality merchandise constrained by our price points that are primarily 99.99¢ or less could be hindered by certain economic factors beyond its control, including but not limited to:

-	future inflation both in the United States as well as in other countries in which the products it sells are manufactured or from which parts and materials are sourced;
-	increases in prices from our merchandise, supply and service vendors;
-	increases in employee health and other benefit costs and the impact of new federal health care laws and regulations;
-	increases in minimum and prevailing wage levels, as well as “living wage” pressures;
-	increases in government regulatory compliance costs;
-	decreases in consumer confidence levels;
-	increases in transportation and fuel costs, which affect both the Company, as it ships over longer distances, and its customers and suppliers;
-	increases in unionization efforts, including campaigns at the store and warehouse levels;
-	increases in workers’ compensation costs and self-insured workers’ compensation liabilities due to increased claims costs, as well as political and legislative pressure or judicial rulings.

The Company faces risks associated with international sales and purchases

International sales historically have not been important to the Company’s overall net sales. However, some of the Company’s inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

-	political instability;
-	lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content,packaging and other laws, rules and regulations;
-	foreign currency exchange rate fluctuations;
-	uncertainty in dealing with foreign vendors and countries where the rule of law is less established;
-	risk of loss due to overseas transportation;
-	import and customs review can delay delivery of products as could labor disruptions at ports;
-	changes in import and export regulations, including “trade wars” and retaliatory responses;
-	changes in tariff, import duties and freight rates;
-	testing and compliance.

The United States and other countries have at times proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could result in increases in the cost of and/or reduction in the availability of certain merchandise and could adversely affect the Company’s ability to purchase such merchandise.

The Company has potential risks regarding its store physical inventories

The Company had a material weakness in its internal control over financial reporting related to its inventory accounts for a number of years.  Although the Company remediated this material weakness as of March 27, 2010, there still are Company processes and procedures surrounding store physical inventories that the Company believes need to be improved. In particular, the Company has identified that certain personnel managing or performing physical inventories need additional training in order to consistently follow the Company’s physical inventory processes and procedures, and properly document the physical inventory results.

If these physical inventory processes and procedures are not improved, this could have an adverse affect on the Company’s physical inventory results, shrinkage and margins.  See “Item 9A. Controls and Procedures.” for more information regarding the status of the Company’s disclosure controls and procedures and internal control over financial reporting.

The Company could encounter risks related to transactions with affiliates

The Company leases 13 of its stores and a parking lot for one of those stores from the Gold family and their affiliates, of which 12 stores are leased on a month to month basis.  Under current policy, the Company only enters into real estate transactions with affiliates for the renewal or modification of existing leases and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are no less favorable than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties it currently leases from them. Also, even if terms were negotiated that were acceptable to the Company, it cannot be certain that such terms would meet the standard required for approval by the independent directors. If the Company fails to renew one or more of these leases, it would be forced to relocate or close the leased stores. Any relocations or closures could potentially result in significant closure expense and could adversely affect the Company’s net sales and operating results.

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

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and highest operating income have occurred during the quarter ended on or near December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2010 and 2009, the Company generated approximately 26.5% and 26.9%, respectively of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. These factors, some beyond the Company’s control, include the following:

-	the number, size and location of new stores and timing of new store openings;
-	the distance of new stores from existing stores and distribution sources;
-	the level of advertising and pre-opening expenses associated with new stores;
-	the integration of new stores into operations;
-	the general economic health of the extreme value retail industry;
-	changes in the mix of products sold;
-	increases in fuel, shipping merchandise and energy costs;
-	the ability to successfully manage inventory levels and product mix across its multiple distribution centers and its stores;
-	changes in personnel;
-	the expansion by competitors into geographic markets in which they have not historically had a strong presence;
-	fluctuations in the amount of consumer spending; and
-	the amount and timing of operating costs and capital expenditures relating to the growth of the business and the Company’s ability to uniformly capture such costs.

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by the Company through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Many products are also sourced directly from manufacturers.  The closeout nature of certain of these products and transactions may impact the Company’s opportunity to investigate all aspects of these products. The Company attempts to ensure compliance, and to test products when appropriate, as well as to procure product insurance from its vendors and to be listed as an additional insured for certain products and/or by certain product vendors, and it does not purchase merchandise when it is cognizant of or foresees a problem, but there can be no assurance that the Company will consistently succeed in these efforts.  The Company has or has had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies, including, without limitation, the Environmental Protection Agency, Consumer Product Safety Commission, and California Air Resources Board.

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

Anti-takeover effect; Concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of March 27, 2010, an aggregate of 23,655,774, or 33.9%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate significantly

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:

-	the depth of the market for the Company’s common stock;
-	changes in expectations of future financial performance, including financial estimates by securities analysts;
-	variations in operating results;
-	conditions or trends in the industry or industries of any significant vendors or other stakeholders;
-	the conditions of the market generally or the extreme value or retail industries;
-	additions or departures of key personnel;
-	future sales of common stock by the Company, its officers and the principal shareholders;
-	government regulation affecting the business;
-	increased competition;
-	increases in minimum wages;
-	workers’ compensation costs and new laws and regulations;
-	the Company’s ability to control shrink;
-	consolidation of consumer product companies;
-	municipal regulation of “dollar” stores;
-	future determinations of compliance or noncompliance with Sarbanes Oxley and related requirements; and
-	other risk factors as disclosed herein.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 27, 2010, the Company owned 54 stores and leased 221 of its 275 store locations. Additionally, as of March 27, 2010, the Company owned three parcels of land and one building for potential store sites.

The Company’s leases generally provide for a fixed minimum rental, and some leases require additional rental based on a percentage of sales once a minimum sales level has been reached. Management believes that the Company’s stable operating history, excellent credit record, and ability to generate substantial customer traffic give the Company leverage when negotiating lease terms. Certain leases include cash reimbursements from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. The Company currently leases 13 store locations and a parking lot associated with one of these stores from the Gold family and their affiliates, of which 12 stores are leased on a month to month basis.  The Company enters into real estate transactions with affiliates only for the renewal or modification of existing leases, and on occasions where it determines that such transactions are in the Company’s best interests. Moreover, the independent members of the Board of Directors must unanimously approve all real estate transactions between the Company and its affiliates. They must also determine that such transactions are not less favorable to the Company than a negotiated arm’s-length transaction with a third party. The Company cannot guarantee that it will reach agreements with the Gold family on renewal terms for the properties the Company currently leases from them. In addition, even if the Company reaches agreement on such terms, it cannot be certain that the independent directors will approve them. If the Company fails to renew one of these leases, it would be forced to relocate or close the leased store.

The following table sets forth, as of March 27, 2010, information relating to the calendar year expiration dates of the Company’s current stores leases:

Expiring 2010	Expiring 2011-2013	Expiring 2014-2016	Expiring 2017 and beyond
22(a)	82	77	40

(a)	Includes 15 stores leased on a month-to-month basis.

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

Expiring Without Renewal Options 2010	Expiring Without Renewal Options 2011-2013	Expiring Without Renewal Options 2014-2016	Expiring Without Renewal Options 2017 and beyond
18(a)	4	12	187

(a)	Includes 15 stores leased on a month-to-month basis.

The Company owns its main warehouse, distribution and executive office facility, located in the City of Commerce, California.  The Company also owns an additional warehouse storage space nearly adjacent to its main distribution facility.

The Company owns a warehouse/distribution center in the Houston area to service its Texas operations.

The Company also owns a cold storage warehouse/distribution center and leases additional warehouse facilities located near the City of Commerce, California.  As the Company’s needs change, it may relocate, expand, and/or otherwise increase/decrease the size and/or costs of its distribution/warehouse facilities.

The Company also owns a warehouse in Eagan, Minnesota.  The Company commenced marketing this warehouse for sale during the fourth quarter of fiscal 2008, and it is reflected in assets held for sale in the Company’s consolidated balance sheets.  Although the Company anticipates a sale of this warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

Item 3. Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act reports.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), previously referred to as SFAS No. 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “NDN.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per share of the common stock as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal Year ended March 27, 2010:
First Quarter	$13.68	$8.94
Second Quarter	14.94	12.84
Third Quarter	14.12	11.37
Fourth Quarter	17.25	12.71

Fiscal Year ended March 28, 2009:
First Quarter	$10.20	$6.77
Second Quarter	11.11	5.85
Third Quarter	12.66	9.34
Fourth Quarter	10.93	7.11

As of April 23, 2010, the Company had 396 shareholders of record and approximately 13,900 beneficial holders of its common stock.

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

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,606,000 are available as of March 27, 2010 for future option grants. Awards may be granted to officers, employees, non-employee directors and consultants. All grants are made at fair market value at the date of grant, either based on the closing price of our stock on the date of grant or, in the case of grants to members of the Board of Directors, based on a formula set forth in the plan. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter.  Stock options typically expire ten years from the date of grant.  In January 2008, the Compensation Committee approved a long-term incentive program under this plan.  The program included the awarding of both stock options and newly adopted performance stock units to members of management and other key employees as a long-term, stock-based pay for performance award designed to focus the Company’s management on achieving improved operating results and delivering value to shareholders.  Prior to April 1, 2006, the Company accounted for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized in fiscal 2006.  In fiscal 2007, the Company adopted ASC 718, “Share-Based Payment” previously referred to as SFAS 123(R).  In fiscal 2010 and 2009 the Company recognized $7.7 million and $3.1 million, respectively, in shared-based compensation expense (see Note 8 to Consolidated Financial Statements for detailed discussion).  The Company’s 1996 Stock Option plan will expire in 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of March 27, 2010 about the Company’s common stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing 1996 Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,124,000	(1)	$17.23	(2)	2,606,000
Equity compensation plans not approved by security holders	—		—		—
Total	5,124,000		$17.23		2,606,000

(1)
This amount includes 993,000 shares potentially issuable pursuant to outstanding performance stock units granted under the Company’s 1996 Stock Option Plan. The actual number of shares of Company common stock to be issued depends on the Company’s financial performance over a period of time.

(2)	Performance stock units do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

Stock Repurchase Program

For information on common stock repurchases, see Note 9 to Consolidated Financial Statements, which is incorporated by reference in this Item 2.

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of the Company’s common stock during the period from March 31, 2005 to March 27, 2010, compared with the cumulative returns of the S&P Mid Cap 400 Index and the Russell 2000 Index.  The comparison assumes $100 was invested on March 31, 2005 in the common stock and in each of the foregoing indices shown. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto.

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007	March 31, 2006
	(Amounts in thousands, except per share and operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,314,214	$1,262,119	$1,158,856	$1,064,518	$984,293
Bargain Wholesale	40,956	40,817	40,518	40,178	39,296
Total sales	1,355,170	1,302,936	1,199,374	1,104,696	1,023,589

Cost of sales (excluding depreciation and amortization expense as shown separately below)	797,748	791,121	738,499	672,101	640,140
Gross profit	557,422	511,815	460,875	432,595	383,449

Selling, general and administrative expenses:
Operating expenses	436,608	464,635	433,940	393,351	340,371
Depreciation and amortization	27,398	34,266	33,321	32,675	31,424
Total operating expenses	464,006	498,901	467,261	426,026	371,795
Operating income (loss)	93,416	12,914	(6,386)	6,569	11,654

Other (income), net	(135)	(993)	(6,674)	(7,432)	(5,084)
Income before provision for income taxes and income attributed to noncontrolling interest	93,551	13,907	288	14,001	16,738
Provision (benefit) for income taxes	33,104	4,069	(2,605)	4,239	5,316
Net income including noncontrolling interest	60,447	9,838	2,893	9,762	11,422
Net income attributable to noncontrolling interest	—	(1,357)	—	—	—
Net income attributable to 99¢ Only Stores	$60,447	$8,481	$2,893	$9,762	$11,422
Earnings per common share attributable to 99¢ Only Stores:
Basic	$0.88	$0.12	$0.04	$0.14	$0.16
Diluted	$0.87	$0.12	$0.04	$0.14	$0.16
Weighted average number of common shares outstanding:
Basic	68,641	69,987	70,044	69,862	69,553
Diluted	69,309	70,037	70,117	70,017	69,737
Company Operating Data:
Sales Growth:
99¢ Only Stores	4.1%	8.9%	8.9%	8.2%	5.8%
Bargain Wholesale	0.3%	0.7%	0.8%	2.2%	(7.1)%
Total sales	4.0%	8.6%	8.6%	7.9%	5.3%

Gross margin	41.1%	39.3%	38.4%	39.2%	37.5%
Operating margin	6.9%	1.0%	(0.5)%	0.6%	1.1%
Net income	4.5%	0.7%	0.2%	0.9%	1.1%

	March 27, 2010		March 28, 2009		March 29, 2008		March 31, 2007		March 31, 2006
	(Amounts in thousands, except per share and operating data)
Retail Operating Data (a):
99¢ Only Stores at end of period	275		279		265		251		232
Change in comparable stores net sales(b)	3.9%		3.7%		4.0%		2.4%		0.3%
Average net sales per store open the full year	$4,848		$4,642		$4,547		$4,421		$4,347
Average net sales per estimated saleable square foot(c)	$289	(d)	$273	(e)	$263	(f)	$254	(g)	$250	(h)
Estimated saleable square footage at year end	4,606,728		4,703,630		4,521,091		4,337,974		4,040,096

Balance Sheet Data:
Working capital	$271,261		$192,365		$170,581		$209,890		$201,475
Total assets	$745,986		$662,873		$649,410		$643,135		$628,708
Capital lease obligation, including current portion	$519		$584		$643		$699		$774
Long-term debt, including current portion	$—		$—		$7,319		$7,299		$6,174
Total shareholders' equity	$600,422		$523,857		$526,491		$519,227		$501,526

(a)	Includes retail operating data solely for the Company’s 99¢ Only Stores.
(b)	Change in comparable stores net sales compares net sales for all stores open at least 15 months.
(c)	Computed based upon estimated total saleable square footage of stores open for the full year.
(d)
Includes 31 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $180. All non-Texas stores open for the full year had average sales of $5.0 million per store and $305 of average sales per estimated saleable square foot.

(e)
Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store and average sales per estimated saleable square foot of $142. All non-Texas stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(f)
Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(g)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store and average sales per estimated saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(h)
Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.3 million per store and average sales per estimated saleable square foot of $111. All non-Texas stores open for the full year had average sales of $4.7 million per store and $283 of average sales per estimated saleable square foot.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

General

In fiscal 2010, 99¢ Only Stores had net sales of $1,355.2 million, operating income of $93.4 million and net income of $60.4 million.  Net sales increased 4.0% over fiscal 2009 primarily due to the nine new store openings since the end of fiscal 2009 and a 3.9% increase in same-store sales.  Average sales per store open the full year increased to $4.8 million in fiscal 2010 from $4.6 million, in fiscal 2009.  Average net sales per estimated saleable square foot (computed for stores open for the full year) increased to $289 per square foot at March 27, 2010 from $273 per square foot at March 28, 2009. This increase reflects the Company’s opening of smaller locations for new store development and increases in same-store sales. Existing stores at March 27, 2010 average approximately 21,300 gross square feet.  The Company currently is targeting locations between 15,000 and 19,000 gross square feet.

In fiscal 2010, the Company continued to expand its store base, opening nine new stores. Of these newly opened stores, eight stores are located in California, and one Texas store re-opened which was closed due to a hurricane.  The Company closed 12 stores in Texas and one store in California during fiscal 2010.  In fiscal 2011, the Company plans to increase its store count by approximately 5%, with the majority of new stores expected to be opened in California during the second half of fiscal 2011, and the Company believes that near term growth in fiscal 2011 will primarily result from new store openings in its existing territories and increases in same-store sales.

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and will end on April 2, 2011, will consist of 53 weeks.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and ended March 27, 2010, its fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended on March 28, 2009, and its fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008.

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

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for obsolete and excess inventory and shrinkage are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores) require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.  The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that the Company uses to calculate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from excess and obsolete inventory and the shrinkage provision at March 27, 2010, would have increased these reserves by approximately $0.4 million and $1.5 million, respectively and reduced fiscal 2010 pre-tax earnings by the same amounts.

Long-lived asset impairment: In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC360”), previously referred to as SFAS No. 144, the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2010, due to the underperformance of one California store, the Company concluded that the carrying value of its long-lived asset was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  In fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to the Company’s Texas operations.  In fiscal 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas. The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2010.

Legal reserves: The Company is subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Exchange Act reports.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), previously referred to as SFAS No. 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2010 and a 10% change in legal reserves will not be material to the Company’s consolidated financial position or results of operations.

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a reserve for losses of both estimated known claims and incurred but not reported insurance claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.  As an indicator of the sensitivity of this estimate, at March 27, 2010, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $4.7 million and reduced fiscal 2010 pre-tax earnings by the same amount.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420 “Accounting for Exit or Disposal Cost Obligations” (“ASC420”), previously referred to as SFAS No. 146.  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2010, the Company closed 12 of its Texas stores and accrued approximately $3.0 million in lease termination costs associated with the closing of seven out of the 12 Texas stores.  Of the $3.0 million lease termination costs accrual, the Company recognized a net expense of $2.5 million as these costs were partially offset by a reduction in expenses of $0.5 million due to the reversal of deferred rent and tenant improvements related to these stores during fiscal 2010.  During fiscal 2009, the Company accrued approximately $1.3 million in lease termination costs associated with the closing of four of its Texas stores during fourth quarter of fiscal 2009 and lease termination costs for one contracted store. See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

Tax Valuation Allowances and Contingencies: The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), previously referred to as SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740-10-55 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company had approximately $70.9 million and $68.5 million in net deferred tax assets that are net of tax valuation allowances of $5.8 million and $3.9 million for the year ended March 27, 2010 and March 28, 2009, respectively. Management evaluated the available evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at March 27, 2010 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.  Income tax contingencies are accounted for in accordance with ASC 740-10-50, previously referred to as FIN 48, and may require significant management judgment in estimating final outcomes.  The Company had approximately $1.4 million at March 28, 2009 of unrecognized tax benefits related to uncertain tax positions.  The statutes of limitations have expired for the periods related to these uncertain tax positions at the end of fiscal 2010.  Accordingly, in fiscal 2010, the Company has derecognized these liabilities. See Note 5 “Income Tax Provision” to Consolidated Financial Statements for further discussion of income taxes.

Share-Based Compensation: The Company has a stock incentive plan in effect under which the Company grants stock options and Performance Stock Units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Shared-based compensation” (“ASC 718”), previously referred to as SFAS 123(R).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years.  Stock options typically have a term of 10 years.  The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.   During fiscal 2010, expected stock price volatility and the assumed risk free rate decreased slightly based upon recent historical trends. These changes are not material to the Company’s consolidated financial position or results of operations.  There were no other material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2010.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage and shrink), and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors. Such items are included as a reduction of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $66.3 million, $74.1 million and $72.1 million as of fiscal 2010, 2009 and 2008, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company’s marketable securities, net of interest expense on the Company’s capitalized leases and the impairment charge related to the Company’s marketable securities.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales (percentages may not add up due to rounding):

	Year Ended
	March 27, 2010	% of Net Sales	March 28, 2009	% of Net Sales	March 29, 2008	% of Net Sales
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$1,314,214	97.0%	$1,262,119	96.9%	$1,158,856	96.6%
Bargain Wholesale	40,956	3.0	40,817	3.1	40,518	3.4
Total sales	$1,355,170	100.0	$1,302,936	100.0	$1,199,374	100.0
Cost of sales	797,748	58.9	791,121	60.7	738,499	61.6
Gross profit	557,422	41.1	511,815	39.3	460,875	38.4
Selling, general and administrative expenses:
Operating expenses	436,608	32.2	464,635	35.7	433,940	36.2
Depreciation and amortization	27,398	2.0	34,266	2.6	33,321	2.8
Total operating expenses	464,006	34.2	498,901	38.3	467,261	39.0
Operating income (loss)	93,416	6.9	12,914	1.0	(6,386)	(0.5)
Other income, net	(135)	(0.0)	(993)	(0.1)	(6,674)	(0.6)
Income before provision for income taxes and income attributed to noncontrolling interest	93,551	6.9	13,907	1.1	288	0.0
Provision (benefit) for income taxes	33,104	2.4	4,069	0.3	(2,605)	(0.2)
Net income attributable to noncontrolling interest	—	—	(1,357)	(0.1)	—	—
Net income attributable to 99¢ Only Stores	$60,447	4.5%	$8,481	0.7%	$2,893	0.2%

Fiscal Year Ended March 27, 2010 Compared to Fiscal Year Ended March 28, 2009

Net sales. Total net sales increased $52.2 million, or 4.0%, to $1,355.2 million in fiscal 2010 from $1,302.9 million in fiscal 2009. Net retail sales increased $52.1 million, or 4.1%, to $1,314.2 million in fiscal 2010 from $1,262.1 million in fiscal 2009.  Of the $52.1 million increase in net retail sales, $47.6 million was due to a 3.9% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2010 and 2009.  The comparable stores net sales increase was attributable to a 4.0% increase in transaction counts and decrease in average ticket size by 0.1% to $9.59 from $9.60.  The full year fiscal 2010 effect of stores opened in fiscal 2009 increased sales by $19.5 million and the effect of nine new stores opened during fiscal 2010 increased net retail sales by $19.7 million.  The increase in sales was partially offset by a decrease in sales of approximately $34.7 million due to the effect of the closing of 17 stores in Texas and one in California during fiscal 2010 and fiscal 2009. Bargain Wholesale net sales increased $0.1 million, or 0.3%, to $41.0 million in fiscal 2010 from $40.8 million in fiscal 2009.

During fiscal 2010, the Company added nine stores: eight in California and re-opened one store in Texas, which was closed due to a hurricane. The Company closed 12 stores in Texas and one in California during fiscal 2010.  At the end of fiscal 2010, the Company had 275 stores compared to 279 as of the end of fiscal 2009. Gross retail square footage at the end of fiscal 2010 and fiscal 2009 was 5.86 million and 5.99 million, respectively.  For 99¢ Only Stores open all of fiscal 2010, the average net sales per estimated saleable square foot was $289 and the average annual net sales per store were $4.8 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $5.0 million per store and $305 per square foot. Texas stores open for a full year averaged net sales of $3.4 million per store and $180 per square foot.

Gross profit. Gross profit increased $45.6 million, or 8.9%, to $557.4 million in fiscal 2010 from $511.8 million in fiscal 2009.  As a percentage of net sales, overall gross margin increased to 41.1% in fiscal 2010 from 39.3% in fiscal 2009.  The increase in gross profit margin was primarily due to a decrease in cost of products sold to 56.1% of net sales for fiscal 2010 compared to 57.1% of net sales for fiscal 2009 due to a favorable shift in product mix and new buying and merchandising initiatives to drive sales of higher margin items. In addition, an increase in gross profit margin was also due to a decrease in spoilage/shrinkage to 2.6% of net sales in fiscal 2010 compared to 3.2% in fiscal 2009.  This reduction in shrinkage is primarily due to a one time reduction in shrink reserves of approximately $1.8 million for Texas based on the shrink analysis performed at the end of fiscal 2010 and lower overall shrink as a result of the trend of physical inventories taken during fiscal 2010 as well as a decrease in recorded scrap from perishables.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses decreased by $28.0 million, or 6.0%, to $436.6 million in fiscal 2010 from $464.6 million in fiscal 2009. As a percentage of net sales, operating expenses decreased to 32.2% for fiscal 2010 from 35.7% for fiscal 2009.  Of the 340 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 150 basis points, distribution and transportation costs decreased by 80 basis points, corporate expenses decreased by 70 basis points, and other items decreased by 40 basis points as described below.

Retail operating expenses for fiscal 2010 decreased as a percentage of net sales by 150 basis points to 22.9% of net sales, compared to 24.4% of net sales for fiscal 2009. The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity, lower rent expenses and the implementation of new cost control methods resulting in lower utilities and supplies costs.

Distribution and transportation expenses for fiscal 2010 decreased as a percentage of net sales by 80 basis points to 4.9% of net sales, compared to 5.7% of net sales for fiscal 2009.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved processing methods, lower fuel costs and improved trailer utilization.

Corporate operating expenses for fiscal 2010 decreased as a percentage of net sales by 70 basis points to 3.5% of net sales, compared to 4.2% of net sales for fiscal 2009.  The decrease as a percentage of net sales was primarily due to lower payroll and payroll related expenses, consulting and professional fees, and legal costs.

The remaining operating expenses for fiscal 2010 decreased as a percentage of net sales by 40 basis points to 1.0% of net sales, compared to 1.4% for fiscal 2009.  The decrease in other operating expenses compared to the fiscal 2009 was primarily due to a reduction in an asset impairment charge of $9.9 million, and a severance charge of approximately $1.4 million related to the Company’s Texas operations, as well as the recording of a $0.8 million loss on a foreclosure sale of a shopping center owned by the La Quinta Partnership, partially offset by the recording of the Company’s share of a gain on a sale of the primary asset of the Reseda Partnership of approximately $0.2 million and consolidation of the partner’s gain of the Reseda Partnership of approximately $1.4 million during fiscal 2009.

The decreases in fiscal 2010 operating expenses compared to fiscal 2009 were partially offset by an increase of $4.6 million in stock-based compensation expense primarily related to performance stock unit expense, and lease termination and closing costs of approximately $1.2 million related to the closure of some Texas stores in fiscal 2010.  The remaining change of $0.3 million was made up of increases and decreases in other less significant items included in other operating expenses.

Depreciation and amortization. Depreciation and amortization decreased $6.9 million, or 20.0%, to $27.4 million in fiscal 2010 from $34.3 million in fiscal 2009. The decrease was primarily a result of closing 17 stores in Texas and one store in California and also due to the assets that became fully depreciated in existing stores compared to the amount of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 2.0% from 2.6% of net sales for the reasons discussed above as well as due to sales improvements.

Operating income. Operating income was $93.4 million for fiscal 2010 compared to operating income of $12.9 million for fiscal 2009. Operating income as a percentage of net sales was 6.9% in fiscal 2010 compared to operating income as a percentage of net sales of 1.0% in fiscal 2009.  This was primarily due to the changes in gross margin and operating expenses discussed above.

Other income, net. Other income decreased $0.9 million to $0.1 million in fiscal 2010 compared to $1.0 million in fiscal 2009.  The decrease in other income was primarily due to lower interest income which decreased to $1.1 million for fiscal 2010 from $3.5 million for fiscal 2009, primarily due to lower interest rates.  The decrease in other income for fiscal 2010 was partially offset by a decrease of $0.9 million for an investment impairment charge related to the Company’s available for sale securities.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for fiscal 2010 compared to an investment impairment charge of $1.7 million for fiscal 2009 related to the Company’s available for sale securities.  The decrease was also offset by lower interest expense which was $0.2 million for fiscal 2010 compared to interest expense of $0.9 million for fiscal 2009.

Provision for income taxes. The income tax provision in fiscal 2010 was $33.1 million compared to $4.1 million in fiscal 2009, due to the increase in pre-tax income.  The effective tax rate for fiscal 2010 was 35.4% compared to an effective tax rate of 29.3% for fiscal 2009.   In fiscal 2009, the Company wrote off approximately $1.4 million of Texas net operating loss credits due to the Company’s decision to exit the Texas market. The effective combined federal and state income tax rates are less than the statutory rates in each period due to tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income increased $52.0 million, or 612.7%, to $60.4 million in fiscal 2010 from $8.5 million in fiscal 2009. Net income as a percentage of net sales increased to 4.5% in fiscal 2010 from 0.7% in fiscal 2009.

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

During fiscal 2009, the Company added 19 stores: 13 in California, three in Arizona, two in Texas and one in Nevada. The Company closed five stores in Texas during fiscal 2009, including one store due to the hurricane which was re-opened in May 2009.  At the end of fiscal 2009, the Company had 279 stores compared to 265 at the end of fiscal 2008. Gross retail square footage at the end of fiscal 2009 and fiscal 2008 was 5.99 million and 5.76 million, respectively.  For 99¢ Only Stores open all of fiscal 2009, the average net sales per estimated saleable square foot was $273 and the average annual net sales per store were $4.6 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $5.0 million per store and $301 per square foot. Texas stores open for a full year averaged net sales of $2.7 million per store and $142 per square foot.

Gross profit. Gross profit increased $50.9 million, or 11.0%, to $511.8 million in fiscal 2009 from $460.9 million in fiscal 2008.  As a percentage of net sales, overall gross margin increased to 39.3% in fiscal 2009 from 38.4% in fiscal 2008.  The increase in gross profit margin was primarily due to a decrease in spoilage/shrinkage to 3.2% of net sales in fiscal 2009 compared to 3.6% in fiscal 2008.  Shrinkage decreased due to lower losses in inventory as a percentage of sales which was partially offset by slightly higher spoilage primarily due to a shift in sales mix for grocery items which have a higher spoilage rate than other categories.  In addition, an increase in gross profit was also due to a decrease in cost of products sold to 57.1% for fiscal 2009 compared to 57.7% for fiscal 2008 due to the full year effect of new pricing strategies including variable pricing that were implemented in the second half of fiscal 2008, and an increase in all of its price points by adding 99/100 of one cent to every price point (e.g. 99¢ increased to 99.99¢) implemented in September 2008.  The pricing strategies increased gross profit, but were partially offset by a shift in the sales mix towards lower margin categories. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased $30.7 million, or 7.1%, to $464.6 million in fiscal 2009 from $433.9 million in fiscal 2008. As a percentage of net sales, operating expenses decreased to 35.7% for fiscal 2009 from 36.2% for fiscal 2008.  Of the 50 basis points decrease in operating expenses as a percentage of sales, retail operating expenses decreased by 90 basis points, distribution and transportation costs decreased by 30 basis points, and corporate expenses decreased by 10 basis points. These decreases were offset by an 80 basis points increase in other items primarily related to the Company’s Texas market plan as discussed further below.

Retail operating expenses decreased as a percentage of sales by 90 basis points to 24.4% of net sales, increasing by $15.1 million for fiscal 2009 compared to fiscal 2008. The decrease as a percentage of sales was primarily due to lower payroll-related expenses as a result of improvement in labor productivity despite increased minimum wage rates, and also due to leveraging the increases in same-stores sales as well as lower advertising expenses during fiscal 2009.  These decreases were partially offset by slight increases in costs related to various services and fees as well as repairs and maintenance as a percentage of net sales.

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

The remaining operating expenses increased as a percentage of sales by 80 basis points to 1.4% of net sales, increasing by $10.5 million for fiscal 2009.  The increase was primarily due to an impairment charge of approximately $10.4 million in fiscal 2009 compared to $0.5 million in fiscal 2008. The impairment charge of approximately $10.4 million in fiscal 2009 primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California. During fiscal year 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas.  The Company also recorded in fiscal 2009 a charge of approximately $1.3 million related to lease termination and store closing costs and a $1.4 million severance charge all in the Texas market.   See Note 10 to Consolidated Financial Statements for further discussion of our Texas market.  In addition, the increase was also due to a loss on a sale of the primary asset of the La Quinta Partnership of approximately $0.5 million and inclusion of the partner’s loss of approximately $0.3 million during fiscal 2009.  These increases are partially offset by the non-recurring gains related to a sale of the primary asset of the Reseda Partnership of approximately $0.2 million and consolidation of the partner’s gain of approximately $1.4 million during fiscal 2009.  The Company has included $1.4 million of minority interest in its Consolidated Statements of Income related to the aforementioned gain in fiscal 2009. See Note 4 to Consolidated Financial Statements for further discussion of gains and losses related to the Company’s partnerships during fiscal 2009.  In addition, there was a reduction in stock based compensation expense of $1.0 million for fiscal 2009 compared to fiscal 2008.  The remaining change of $0.3 million was made up of increases and decreases in other less significant items included in other operating expenses.

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

Operating income/loss. Operating income was $12.9 million for fiscal 2009 compared to operating loss of $6.4 million for fiscal 2008. Operating income as a percentage of net sales was 1.0% in fiscal 2009 compared to operating loss as a percentage of net sales of negative 0.5% in fiscal 2008.  This was primarily due to changes in gross margin and operating expenses as discussed above.

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

Provision (benefit) for income taxes. The income tax provision in fiscal 2009 was $4.1 million compared to an income tax benefit of $2.6 million in fiscal 2008, due to the increase in pre-tax income.  The effective tax rate for fiscal 2009 was 29.3% compared to a tax benefit for fiscal 2008.   Additionally, in fiscal 2009, the Company wrote off approximately $1.4 million of Texas net operating loss credits due to the Company’s decision to exit the Texas market, compared to a discrete tax benefit recorded in fiscal 2008 related to prior year tax credits of approximately $1.4 million. The effective combined federal and state income tax rates are less than the statutory rates in each period due to tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income increased $5.6 million, or 193.1%, to $8.5 million in fiscal 2009 from $2.9 million in fiscal 2008. Net income as a percentage of net sales increased to 0.7% in fiscal 2009 from 0.2% in fiscal 2008.

Effects of Inflation

The Company experienced small increases in vendor prices, labor, energy, and transportation and fuel costs during fiscal 2010.  The Company also experienced such increases during the first half of fiscal 2009 which the Company believes were due to inflation.  However, the economic downturn in the second half of fiscal 2009 reversed some inflation factors with respect to energy, transportation and fuel costs.  The Company has benefited from the economic downturn and believes inflation had a minimal impact on the Company’s overall operations during fiscal 2010 and the second half of fiscal 2009.  However, increases in various costs due to future inflation may adversely impact the Company’s operating results to the extent that such increases cannot be passed along to its customers.  See Item 1A, “Risk Factor – Inflation may affect the Company’s ability to keep pricing almost all of its merchandise at 99.99¢ or less.”

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

Net cash provided by operating activities in fiscal 2010, 2009, and 2008 was $74.9 million, $62.9 million, and $45.2 million, respectively, consisting primarily of $89.9 million, $47.9 million, and $30.2 million, respectively of net income adjusted for depreciation and other non-cash items. Net cash used in working capital activities was $12.6 million in fiscal 2010.  Net cash provided by working capital activities was $23.2 million and $11.4 million in fiscal 2009 and 2008, respectively.  Net cash used by working capital activities in fiscal 2010 primarily reflects the increases in inventories and income taxes receivable, which were partially offset by the increases in accounts payable, accrued expenses and workers’ compensation liability.  Net cash provided by working capital activities in fiscal 2009 primarily reflects increases in accounts payable and other accrued expenses, partially offset by increases in inventories.  Net cash provided by working capital activities in fiscal 2008 primarily reflects decreases in inventories, partially offset by decreases in accounts payable.  In fiscal 2010, the Company’s inventories increased by $19.3 million compared to fiscal 2009, primarily due to the increase in sales and the Easter selling season.  In fiscal 2009, the Company’s inventories increased by $11.6 million compared to fiscal 2008, primarily due to increases in inventory levels for the Easter selling season.

Net cash used in investing activities during fiscal 2010, 2009, and 2008 was $83.6 million, $37.6 million and $37.6 million, respectively. In fiscal 2010, 2009, and 2008 the Company used $34.8 million, $34.2 million and $54.4 million, respectively, for the purchase of property and equipment due to new store openings.  In addition, during fiscal 2009, the Company paid $4.6 million for the purchase of assets related to its partnerships.  In fiscal 2010, 2009 and 2008, the Company received cash inflows of $31.5 million, $59.2 million and $168.1 million, respectively, from the sale and maturity of available for sale securities, and paid $81.1 million, $60.7 million, and $151.4 million, respectively, for the purchase of investments. The investing activities in fiscal 2010 also reflect the proceeds of $0.8 million from the disposal and sale of fixed assets during fiscal 2010. The investing activities in fiscal 2009 also reflect the proceeds of $2.2 million from the sale of the assets of the Company’s partnerships as well as $0.5 million from the disposal of fixed assets.

Net cash provided by financing activities during fiscal 2010 was $6.7 million, which is composed primarily of proceeds of $7.8 million from the exercise of stock options partially offset by payments of $2.7 million to satisfy employees tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan.  The Company also paid approximately $0.3 million to acquire the remaining noncontrolling interest in a partnership during fiscal 2010.  Net cash used in financing activities during fiscal 2009 was $12.9 million, which consisted primarily of repurchases of the Company’s common stock.   Net cash provided by financing activities during fiscal 2008 was $0.9 million, which consisted primarily of proceeds from the exercise of stock options.

The Company estimates that total capital expenditures in fiscal year 2011 will be approximately $54.0 million and relate principally to property acquisitions of approximately $24.0 million, $14.0 million for leasehold and fixtures and equipment for new store openings, and $16.0 million for other capital projects. In addition, the Company will also consider additional opportunistic real estate purchases primarily to reduce its rental expense. The Company intends to fund its liquidity requirements in fiscal 2011 from net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change. As of March 28, 2009, the Company had repurchased a total of 1,660,296 shares of common stock at an average price of $7.76 per share, for a total of $12.9 million.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program. The Company had no share purchases during fiscal 2010.

The Company issues performance stock units as part of our equity incentive plan.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During fiscal 2010, the Company withheld approximately 187,510 shares to satisfy $2.7 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of March 27, 2010, the Company had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of March 27, 2010.

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$519	$70	$156	$182	$111
Operating lease obligations	193,607	42,548	64,390	45,393	41,276
Deferred compensation liability	4,274	—	—	—	4,274
Total	$198,400	$42,618	$64,546	$45,575	$45,661

The Company does not have any liabilities related to uncertain tax positions as of March 27, 2010.  See Note 5, “Income Tax Provision” to Consolidated Financial Statements.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2010, 2009, and 2008 were approximately $60.7 million, $60.6 million and $54.1 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties”. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At March 27, 2010 and March 28, 2009, the Company no longer has any variable interest entities.

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the noncontrolling partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, on which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million, including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company became the managing partner of the partnership.  The Company consolidated this partnership as of March 28, 2009.  The Company purchased its noncontrolling partner’s share of the partnership which consisted of the small parcel of land described above, for approximately $0.3 million during the third quarter of fiscal 2010.  The acquisition was recorded as an equity transaction in accordance with the guidance of ASC 810-10-45.  Due to the purchase of the noncontrolling partner’s share of the partnership, the Company became the sole owner of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership, which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million, and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company became the sole owner of the partnership.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership, the assets of which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain, the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 27, 2010 and March 28, 2009.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended March 27, 2010, which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At March 27, 2010, the Company had $170.4 million in securities maturing at various dates through May 2046, with approximately 91.3% maturing within one year.  At March 28, 2009, the Company had $119.4 million in securities maturing at various dates through May 2047, with approximately 77.9% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, and money market funds.  Because the Company generally invests in securities with terms of one year or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition.  The Company does not enter into any derivative or interest rate hedging transactions. The Company’s investment portfolio has certain perpetual preferred stocks with periodic recurring dividend payments that were approximately 1.0% of the Company’s investment portfolio in fiscal 2010.  At March 27, 2010, the fair value of investments approximated the carrying value. Based on the investments outstanding at March 27, 2010, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.3 million or 0.2%.  The Company has no outstanding debt as of March 27, 2010.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 27, 2010 and March 28, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended March 27, 2010, March 28, 2009 and March 29, 2008. We also have audited the schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 27, 2010 and March 28, 2009, and the results of its operations and its cash flows for the years ended March 27, 2010, March 28, 2009 and March 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended March 27, 2010, March 28, 2009 and March 29, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 27, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Los Angeles, California
May 27, 2010

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 27, 2010	March 28, 2009
ASSETS
Current Assets:
Cash	$19,877	$21,930
Short-term investments	155,657	93,049
Accounts receivable, net of allowance for doubtful accounts of $501 and $44 as of March 27, 2010 and March 28, 2009, respectively	2,607	2,490
Income taxes receivable	4,985	1,161
Deferred income taxes	36,419	32,861
Inventories, net	171,198	151,928
Assets held for sale	—	397
Other	4,978	4,038
Total current assets	395,721	307,854
Property and equipment, net	278,858	271,286
Long-term deferred income taxes	34,483	35,685
Long-term investments in marketable securities	14,774	26,351
Assets held for sale	7,356	7,356
Deposits and other assets	14,794	14,341
Total assets	$745,986	$662,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,593	$36,009
Payroll and payroll-related	15,097	13,731
Sales tax	5,635	5,334
Other accrued expenses	21,398	23,342
Workers’ compensation	47,023	44,364
Current portion of capital lease obligation	70	65
Total current liabilities	131,816	122,845
Deferred rent	8,844	10,318
Deferred compensation liability	4,274	2,995
Capital lease obligation, net of current portion	449	519
Other liabilities	181	2,339
Total liabilities	145,564	139,016
Commitments and contingencies (Note 6 and 7)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,556,930 shares at March 27, 2010 and 68,407,486 shares at March 28, 2009	246,353	231,867
Retained earnings	354,528	294,081
Other comprehensive loss	(459)	(2,091)
Total shareholders’ equity	600,422	523,857
Total liabilities and shareholders’ equity	$745,986	$662,873

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008
Net Sales:
99¢ Only Stores	$1,314,214	$1,262,119	$1,158,856
Bargain Wholesale	40,956	40,817	40,518
Total sales	1,355,170	1,302,936	1,199,374
Cost of sales (excluding depreciation and amortization expense shown separately below)	797,748	791,121	738,499
Gross profit	557,422	511,815	460,875
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $431, $10,335 and $531 for the years ended March 27, 2010, March 28, 2009 and March 29, 2008	436,608	464,635	433,940
Depreciation and amortization	27,398	34,266	33,321
Total selling, general and administrative expenses	464,006	498,901	467,261
Operating income (loss)	93,416	12,914	(6,386)
Other (income) expense:
Interest income	(1,117)	(3,508)	(7,182)
Interest expense	174	937	953
Other-than-temporary investment impairment due to credit loss	843	—	—
Other	(35)	1,578	(445)
Total other (income), net	(135)	(993)	(6,674)
Income before provision for income taxes and income attributed to noncontrolling interest	93,551	13,907	288
Provision (benefit) for income taxes	33,104	4,069	(2,605)
Net income including noncontrolling interest	60,447	9,838	2,893
Net income attributable to noncontrolling interest	—	(1,357)	—
Net income attributable to 99¢ Only Stores	$60,447	$8,481	$2,893

Earnings per common share attributable to 99¢ Only Stores:
Basic	$0.88	$0.12	$0.04
Diluted	$0.87	$0.12	$0.04

Weighted average number of common shares outstanding:
Basic	68,641	69,987	70,044
Diluted	69,309	70,037	70,117

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 27, 2010, MARCH 28, 2009 and MARCH 29, 2008
(Amounts in thousands)

	Common Stock		Accumulated Other Comprehensive Income	Retained	Shareholders’
	Shares	Amount	(Loss)	Earnings	Equity

BALANCE, March 31, 2007	69,942	$223,414	$228	$295,585	$519,227
Net income	—	—	—	2,893	2,893
Net unrealized investment losses	—	—	(888)	—	(888)
Total comprehensive income (loss)	—	—	(888)	2,893	2,005
Tax benefit from exercise of stock options	—	263	—	—	263
Proceeds from exercise of stock options	118	812	—	—	812
Stock-based compensation expense	—	4,184	—	—	4,184
BALANCE, March 29, 2008	70,060	228,673	(660)	298,478	526,491
Net income	—	—	—	8,481	8,481
Net unrealized investment losses	—	—	(1,431)	—	(1,431)
Total comprehensive income (loss)	—	—	(1,431)	8,481	7,050
Tax deficiency from exercise of stock options	—	(10)	—	—	(10)
Proceeds from exercise of stock options	7	68	—	—	68
Stock-based compensation expense	—	3,136	—	—	3,136
Repurchase of common stock	(1,660)	—	—	(12,878)	(12,878)
BALANCE, March 28, 2009	68,407	231,867	(2,091)	294,081	523,857
Net income	—	—	—	60,447	60,447
Net unrealized investment gains	—	—	1,632	—	1,632
Total comprehensive income	—	—	1,632	60,447	62,079
Tax benefit from exercise of stock options and Performance Stock Units	—	1,885	—	—	1,885
Exercise of stock options and issuance of Performance Stock Units, net	1,149	5,123	—	—	5,123
Stock-based compensation expense	—	7,739	—	—	7,739
Acquisition of noncontrolling interest of a partnership	—	(261)	—	—	(261)
BALANCE, March 27, 2010	69,556	$246,353	$(459)	$354,528	$600,422

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008

Cash flows from operating activities:
Net income including noncontrolling interest	$60,447	$9,838	$2,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,400	34,266	33,321
Loss on disposal of fixed assets	149	791	124
Gain on sale of partnership assets	—	(706)	—
Long-lived assets impairment	431	10,355	531
Investments impairment	843	1,677	—
Excess tax deficiency (benefit) from share-based payment arrangements	(1,885)	10	(130)
Deferred income taxes	(5,190)	(11,419)	(11,024)
Stock-based compensation expense	7,739	3,136	4,184
Tax benefit from exercise of non qualified employee stock options	—	—	263
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(117)	(346)	543
Inventories	(19,270)	(11,617)	13,750
Deposits and other assets	272	(435)	3,031
Accounts payable	5,482	10,619	(5,676)
Accrued expenses	3,368	11,678	1,644
Accrued workers’ compensation	2,659	1,550	(673)
Income taxes	(3,824)	1,551	72
Deferred rent	(1,474)	(345)	2,343
Other long-term liabilities	(2,158)	2,339	—
Net cash provided by operating activities	74,872	62,942	45,196
Cash flows from investing activities:
Purchases of property and equipment	(34,842)	(34,222)	(54,388)
Proceeds from sale of fixed assets	806	508	—
Purchases of investments	(81,104)	(60,739)	(151,377)
Proceeds from sale of investments	31,547	59,205	168,142
Proceeds from sale of partnership assets	—	2,218	—
Acquisition of partnership assets	—	(4,565)	—
Net cash used in investing activities	(83,593)	(37,595)	(37,623)
Cash flows from financing activities:
Repurchases of common stock	—	(12,878)	—
Repurchases of common stock related to issuance of Performance Stock Units	(2,667)	—	—
Acquisition of noncontrolling interest of a partnership	(275)	—	—
Payments of capital lease obligation	(65)	(59)	(56)
Proceeds from exercise of stock options	7,790	68	812
Proceeds from the consolidation of construction loan	—	—	20
Excess tax benefit (deficiency) from share-based payment arrangements	1,885	(10)	130
Net cash (used in) provided by financing activities	6,668	(12,879)	906
Net increase (decrease) in cash	(2,053)	12,468	8,479
Cash - beginning of period	21,930	9,462	983
Cash - end of period	$19,877	$21,930	$9,462

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 27, 2010, March 28, 2009 and March 29, 2008

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is incorporated in the State of California.  The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products. As of March 27, 2010, the Company operated 275 retail stores with 206 in California, 32 in Texas, 25 in Arizona, and 12 in Nevada. The Company is also a wholesale distributor of various consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Fiscal Periods

On February 1, 2008, the Company changed its fiscal year end from March 31 to the Saturday nearest March 31 of each year. The Company now follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and will end on April 2, 2011, will consist of 53 weeks.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and ended March 27, 2010, its fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended on March 28, 2009, and its fiscal year 2008 (“fiscal 2008”) began on April 1, 2007 and ended on March 29, 2008.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions. Cash balances held at financial institutions are generally in excess of federally insured limits. The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $29.3 million and $31.7 million, respectively as of March 27, 2010 and March 28, 2009. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution.

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectability of accounts receivable based on a combination of factors.  In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  For all other customers and tenants, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of March 27, 2010 and March 28, 2009.  See Note 3, “Investments.”

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”), previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 115.  Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income.  The Company follows ASC 320-10-35,  “Subsequent Measurement of Investments in Debt and Equity”  (“ASC 320-10-35”), previously discussed in FASB Staff Position (“FSP”) 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”,  to assess whether its investments with unrealized loss positions are other than temporarily impaired.  The Company complies with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in ASC 320-10-65, “Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65”), previously referred to as FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  Realized gains and losses and declines in values judged to be other-than-temporary are determined based on the specific identification method and are reported in the statements of income.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of March 27, 2010 and March 28, 2009, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.8 million and $4.2 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Owned buildings and improvements	Lesser of 30 years or the estimated useful life of the improvement
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	5 years
Transportation equipment	3-5 years
Information technology systems	For major corporate systems, estimated useful life up to 7 years; for functional stand alone systems, estimated useful life up to 5 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC360”), previously referred to as SFAS No. 144, the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  During fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to Company’s Texas operations.  In fiscal 2008, the Company recorded an asset impairment charge of $0.5 million related to one underperforming store in Texas. The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2010.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740 “Accounting for Income Taxes” (“ASC 740”), previously referred to as SFAS No. 109.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  On April 1, 2007, the Company adopted ASC 740-10, which requires the Company to recognize in the consolidated financial statements the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.   Refer to Note 5 “Income Tax Provision” for further discussion of income taxes and the impact of adopting ASC 740-10.

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

A reconciliation of the basic and diluted weighted average number of shares outstanding for the years ended March 27, 2010, March 28, 2009 and March 29, 2008 is as follows:

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008
	(Amounts in thousands, except per share data)

Net income attributable to 99¢ Only Stores	$60,447	$8,481	$2,893
Weighted average number of common shares outstanding-basic	68,641	69,987	70,044
Dilutive effect of outstanding stock options and performance stock units	668	50	73
Weighted average number of common shares outstanding-diluted	69,309	70,037	70,117
Basic earnings per share attributable to 99¢ Only Stores	$0.88	$0.12	$0.04
Diluted earnings per share attributable to 99¢ Only Stores	$0.87	$0.12	$0.04

Potentially dilutive stock options of 2.4 million, 4.9 million and 3.5 million shares for the years ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and performance stock units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Share-based compensation” (“ASC 718”), previously referred to as SFAS 123(R)   ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years.  Stock options typically have a term of 10 years.  The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Accounting for Exit or Disposal Cost Obligations” (“ASC 420”), previously referred to as SFAS 146. Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from the Company’s estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2010, the Company closed 12 of its Texas stores and accrued approximately $3.0 million in lease termination costs associated with the closing of seven out of the 12 Texas stores. Of the $3.0 million lease termination costs accrual, the Company recognized a net expense of $2.5 million as these costs were partially offset by a reduction in expenses of $0.5 million due to the reversal of deferred rent and tenant improvements related to these stores during fiscal 2010.  The Company also accrued approximately $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store during fiscal 2009.  See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

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

Advertising

The Company expenses advertising costs as incurred, except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $4.1 million, $4.4 million and $5.4 million for the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively.

Statements of Cash Flows

Cash payments for income taxes were $40.8 million, $10.7 million and $7.8 million in fiscal 2010, 2009, and 2008, respectively.  There were no interest payments in fiscal 2010.  Interest payments totaled approximately $0.2 million and $0.7 million in fiscal 2009 and 2008, respectively.  Non-cash investing activities included $1.1 million, $0.3 million and $1.8 million in fixed assets purchase accruals for fiscal 2010, 2009 and 2008, respectively.  In fiscal 2009, non-cash investing activities also include $9.3 million of the La Quinta Partnership foreclosure trustee sale proceeds.  Additionally, in fiscal 2009, non-cash financing activities included a $7.3 million loan payment to payoff the outstanding loan of the foreclosed assets of the La Quinta Partnership.  See Note 4 to the Consolidated Financial Statements for further information.

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

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures- Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1, to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 27, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$118,831	$118,831	$—	$—
Auction rate securities	10,019	—	—	10,019
Municipal bonds	35,171	—	35,171	—
Asset-backed securities	3,086	—	3,086	—
Corporate securities	3,324	1,658	1,666	—
Total available for sale securities	$170,431	$120,489	$39,923	$10,019
Other assets – assets that fund deferred compensation	$4,274	$4,274	—	—
LIABILITES
Other Long-term liabilities – deferred compensation	$4,274	$4,274	—	—

Level 1 investments include money market funds and perpetual preferred stocks of $118.8 million and $1.7 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes deferred compensation liabilities and the assets that fund the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $35.2 million, $3.1 million and $1.7 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $10.0 million.  The fair value of auction rate securities is based on the valuation from an independent securities valuation firm by using applicable methods and techniques for this class of security.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2010.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.  Based on their estimated fair value, the Company recorded an unrealized gain in the valuation of these securities of $1.0 million in fiscal 2010 and an unrealized gain of $0.6 million, net of tax, related to these securities is included in other comprehensive income in fiscal 2010.  Also, based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.6 million was recognized in earnings for fiscal 2010 for the Company’s auction rate securities.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on its consolidated balance sheets as of March 27, 2010.  The auction rate securities represent less than 2% of the Company’s total assets.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 28, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$73,564	$73,564	$—	$—
Auction rate securities	10,722	—	—	10,722
Municipal bonds	20,493	—	20,493	—
Asset-backed securities	8,456	—	8,456	—
Corporate securities	6,165	600	5,565	—
Total available for sale securities	$119,400	$74,164	$34,514	$10,722
Other assets – assets that fund deferred compensation	$2,995	$2,995	—	—
LIABILITES
Other Long-term liabilities – deferred compensation	$2,995	$2,995	—	—

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

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Smith & Company.  Based on their estimated fair value, the Company recorded a temporary reduction in the valuation of these securities of $1.6 million in fiscal 2009 and an unrealized loss of $1.0 million, net of tax, related to these securities is included in other comprehensive income in fiscal 2009.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on its consolidated balance sheets as of March 28, 2009.   The auction rate securities represent less than 2% of the Company’s total assets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended March 27, 2010	Year Ended March 28, 2009
Description
Beginning balance	$10,722	$—
Transfers into Level 3	—	15,492
Total realized (loss)/unrealized gains:
Included in earnings	(555)	—
Included in other comprehensive income	977	(1,626)
Purchases, redemptions and settlements:
Purchases	—	—
Redemptions	(1,125)	(3,144)
Ending balance	$10,019	$10,722

Total amount of unrealized gains (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$977	$(1,626)

Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, previously referred to as SFAS No. 130, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements.  The following table sets forth the calculation of comprehensive income, net of tax effects for the years indicated (in thousands):

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008
	(Amounts in thousands)
Net income attributable to 99¢ Only Stores	$60,447	$8,481	$2,893

Unrealized holding gains (losses) on marketable securities, net of tax effects of $758 in fiscal 2010, $1,448 in fiscal 2009 and $469 in fiscal 2008	$1,136	$(2,172)	$(704)
Reclassification adjustment, net of tax effects of $330 in fiscal 2010, $493 in fiscal 2009 and $122 in fiscal 2008	496	741	(184)
Total unrealized holding gains (losses), net	1,632	(1,431)	(888)
Total comprehensive income	$62,079	$7,050	$2,005

New Authoritative Pronouncements

In September 2006, the FASB issued ASC 820.  ASC 820 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Company adopted this guidance at the beginning of the first quarter of fiscal 2009, except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to partial deferral. The adoption of this guidance did not have an impact on the Company’s financial position or operating results.   The Company adopted non-recurring measurements for non-financial assets and non-financial liabilities at the beginning of fiscal 2010.  The adoption of this guidance for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued ASC No. 810 “Transition Related to Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810”), previously referred to as  SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51.  The guidance requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this guidance at the beginning of fiscal 2010.  Other than the change in presentation of noncontrolling interests, the adoption of this guidance had no impact on the Company’s consolidated financial position or results of operations.

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

In April 2009, the FASB issued ASC 825 “Disclosure About Fair Value of Financial Instruments” (“ASC 825”), previously referred to as FSP FAS No. 107-1.  This guidance extends the disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods, and reiterates the requirement to disclose the methods and significant assumptions used to estimate fair value. The Company adopted this guidance in the first quarter of fiscal 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB issued ASC 860 “Accounting for Transfers of Financial Assets” (“ASC 860”), previously referred to as SFAS No. 166.   The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The Company will adopt Statement No. 166 at beginning of fiscal 2011. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In August 2009, the FASB released new Accounting Standard Update (“ASU”) 2009-05 under ASC 820 “Fair Value Measurement” concerning measuring liabilities at fair value.  The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques.  Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability.  This new guidance is effective for the first reporting period after its issuance, but earlier application is permitted.  The Company adopted this new guidance in the third quarter of fiscal 2010.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2009, the FASB released ASU 2009-17 under ASC 810 “Consolidation of Variable Interest Entities”.  This update consists of amendments to the FASB Statement No. 167, which was issued by the Board in June 2009.  The amendments are intended to improve financial reporting by enterprises involved with variable interest entities.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company will adopt this update at the beginning of fiscal 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB released ASU 2010-06 under ASC 820 “Fair Value Measurements and Disclosures”.  This update provides amendments to subtopic 820-10 that require new disclosures regarding the significant transfers in and out of Levels 1 and 2 of fair value measurements and the reasons for the transfer.  In addition, activity in Level 3 should be presented with separate information about purchases, sales, issuances and settlements on a gross basis.  This update is effective for the first reporting period (including interim periods) beginning after the issuance.  The Company adopted this update in the fourth quarter of fiscal 2010.  The adoption of this update did not have any impact on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB released ASU 2010-09 under ASC 855 “Subsequent Events”.  This update provides amendments to subtopic 855-10 to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  This update is effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors.  The Company adopted this update in the fourth quarter of fiscal 2010.  The adoption of this update did not have any impact on the Company’s consolidated financial position or results of operations.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	Years Ended
	March 27, 2010	March 28, 2009
Property and equipment
Land	$78,836	$69,162
Buildings	96,196	85,860
Buildings improvements	70,015	61,438
Leasehold improvements	122,087	118,634
Fixtures and equipment	121,420	115,866
Transportation equipment	5,718	5,297
Construction in progress	12,086	17,752
Total property and equipment	506,358	474,009
Less: accumulated depreciation and amortization	(227,500)	(202,723)
Property and equipment, net	$278,858	$271,286

3.	Investments

 The following tables summarize the investments in marketable securities (in thousands):

	March 27, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$118,831	$—	$—	$118,831
Auction rate securities	10,668	47	(696)	10,019
Municipal bonds	35,171	—	—	35,171
Asset-backed securities	3,231	3	(148)	3,086
Corporate securities	3,296	92	(64)	3,324
Total	$171,197	$142	$(908)	$170,431

Reported as:
Short-term investments				$155,657
Long-term investments in marketable securities				14,774
Total				$170,431

	March 28, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$73,564	$—	$—	$73,564
Auction rate securities	12,348	—	(1,626)	10,722
Municipal bonds	20,457	47	(11)	20,493
Asset-backed securities	8,822	11	(377)	8,456
Corporate securities	7,693	—	(1,528)	6,165
Total	$122,884	$58	$(3,542)	$119,400

Reported as:
Short-term investments				$93,049
Long-term investments in marketable securities				26,351
Total				$119,400

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $10.0 million and $10.7 million of its auction rate securities in non-current assets on the Company’s balance sheet as of March 27, 2010 and March 28, 2009 respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of March 27, 2010 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$36,746	$36,836
Due after one year through five years	171	175
Due after five years	13,728	12,930
	$50,645	$49,941

Realized gains from the sale of marketable securities were less than $0.1 million, $0.3 million and $0.4 million for the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively.  The Company recorded an investment impairment charge related to credit losses of approximately $0.8 million for fiscal 2010.  The Company recognized $1.7 million in impairment charges primarily related to a Lehman Brothers corporate bond of $0.6 million and a Lehman Brothers perpetual preferred stock of $1.0 million in fiscal 2009.  There was no impairment charge in fiscal 2008.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.8 million as of March 27, 2010.  Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $3.5 million as of March 28, 2009.   The tax effected unrealized gains and losses are included in other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 27, 2010
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	1,078	(12)	1,645	(136)
Corporate securities	—	—	1,655	(64)
Auction rate securities	—	—	9,173	(696)
	$1,078	$(12)	$12,473	$(896)

As of March 27, 2010, there were less than $0.1 million of unrealized losses for less than twelve months, and $0.9 million of losses for twelve months or greater for 26 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

During fiscal 2010, the Company recorded approximately $0.6 million and $0.3 million of other-than-temporary impairment charges related to credit losses on its auction rate securities and Bank of America perpetual preferred stock, respectively.  During this period, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during fiscal 2010 (in thousands):

For the Year Ended
March 27, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$843
Portion of losses recognized in comprehensive income (before taxes)	—
Net other-than-temporary impairment losses recognized in net earnings	$843

4.	Variable Interest Entities

At March 27, 2010 and March 28, 2009, the Company no longer has any variable interest entities.

The Company was the primary beneficiary of a variable interest entity known as the La Quinta Partnership to develop a shopping center in La Quinta, California, where the Company leased a store.  In January 2008, the Company received a buy-sell offer from the managing member of the La Quinta Partnership.  The Company accepted the offer to sell its interest to the minority partner on January 30, 2008.  After the timeline for completion of this offer passed, the Company notified the managing member that the managing member was in default of closing the transaction within the agreed-upon timeframe.  In addition, the partnership had a $7.5 million loan, including principal of $7.3 million and accrued interest of $0.2 million, due to a bank on June 1, 2008, on which the partnership was in default.  In December 2008, the bank foreclosed on the shopping center.   Eighty-nine percent of the land and all of the buildings were sold in the foreclosure sale for $9.3 million.  The proceeds of $9.3 million included the Company’s purchase of the land and building related to its store for approximately $2.9 million and the rest of the center was sold for $6.4 million to a third party, except for a small parcel of undeveloped land which remains in the partnership at this time.  As a result of the foreclosure, the bank received $7.9 million, including principal, interest and penalties.  The partnership’s loss from the foreclosure sales of the shopping center was $0.8 million.  Of the $0.8 million loss, the Company recognized its share of the loss of approximately $0.5 million in the third quarter of fiscal 2009.  In accordance with ASC 810, the Company included the partner’s share of the loss of approximately $0.3 million in its operating expenses during the third quarter of fiscal 2009.  As a result of the foreclosure of the shopping center, the Company became the managing partner of the partnership.  The Company consolidated this partnership as of March 28, 2009.  The Company purchased its noncontrolling partner’s share of the partnership which consisted of the small parcel of land described above, for approximately $0.3 million during the third quarter of fiscal 2010.  The acquisition was recorded as an equity transaction in accordance with the guidance of ASC 810-10-45.  Due to the purchase of the noncontrolling partner’s share of the partnership, the Company became the sole owner of the partnership.

The Company also had an interest in another partnership known as the Wilshire Alvarado Partnership, which the Company consolidated at March 29, 2008 in accordance with ASC 810. The assets of the partnership consisted of real estate with a carrying value of approximately $1.5 million, and there was no mortgage debt or other significant liabilities associated with the entity, other than notes payable to the Company.  In November 2008, the Company purchased its partner’s share of this partnership, consisting of one of the Company’s leased stores with an approximate carrying value of $1.5 million. The Company paid approximately $1.6 million, including estimated selling costs, to acquire its partner’s share in the partnership. The Company increased its building and land value by approximately $1.6 million as result of this purchase. Due to the purchase of the primary asset of the partnership, the Company became the sole owner of the partnership.

At March 29, 2008, the Company had an interest in an additional partnership known as the Reseda Partnership, the assets of which consisted of real estate with a carrying value of approximately $1.2 million.  The balance sheet effect of consolidating this entity at March 29, 2008 was a reclassification of approximately $1.2 million from investments to assets held for sale with no corresponding impact on the Company’s recorded liabilities.  In April 2008, the partnership sold its primary asset, with an approximate carrying value of $1.2 million, to a third party.  The Company's lease for the store in this partnership continued after the sale and the Company's operation of that store was unaffected by the transaction.  Net proceeds to the Company of the sale were $2.2 million.  The transaction was recorded as a sale leaseback in the first quarter of fiscal 2009.  The partnership’s gain from the sale of real estate was approximately $2.4 million, of which the Company’s net gain was approximately $1.0 million. Of the $1.0 million net gain, the Company recognized approximately $0.2 million in the first quarter of fiscal 2009 and approximately $0.8 million is being recognized over the remaining lease term of 46 months. In accordance with ASC 810, the Company had included the partner’s share of the gain of approximately $1.4 million in its operating expenses during the first quarter of fiscal 2009.  Additionally, the proceeds of the sale were distributed to the partners in April 2008, and the Company had included $1.4 million of minority interest in its Consolidated Statements of Operations for the first quarter of fiscal 2009.  As a result of the sale of the primary asset of the partnership, the Company is no longer a primary beneficiary and therefore has not consolidated the remaining immaterial assets of the partnership as of March 27, 2010 and March 28, 2009.

5.	Income Tax Provision

The provision for income taxes consists of the following:

	Years Ended
	(Amounts in thousands)
	March 27, 2010	March 28, 2009	March 29, 2008
Current:
Federal	$31,349	$11,761	$5,703
State	6,217	2,703	1,188
	37,566	14,464	6,891
Deferred - federal and state	(4,462)	(10,395)	(9,496)
Provision (benefit) for income taxes	$33,104	$4,069	$(2,605)

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended
	(Amounts in thousands)
	March 27, 2010		March 28, 2009		March 29, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$32,743	35.0%	$4,868	35.0%	$100	35.0%
State income taxes, net of federal income tax effect	3,532	3.8	(129)	(0.9)	(229)	(79.9)
Effect of permanent differences	(47)	(0.1)	(201)	(1.5)	(420)	(146.3)
Texas NOL tax credits expense/(benefit)	(109)	(0.1)	1,431	10.3	(1,341)	(466.8)
Welfare to work, LARZ, and other job credits	(1,022)	(1.1)	(1,052)	(7.6)	(672)	(234.0)
Other	(1,993)	(2.1)	(848)	(6.0)	(43)	(15.2)
	$33,104	35.4%	$4,069	29.3%	$(2,605)	(907.2)%

The fiscal year 2008 tax provision includes a benefit for the Texas NOL tax credit to account for a Texas tax law change. In fiscal 2009, the Texas NOL tax credit was adjusted to reflect anticipated store closures. The fiscal 2010 tax provision reflects a small benefit related to the Texas NOL tax credits due to the Company’s decision to continue operations in Texas.

The Company’s net deferred tax assets are as follows:
	Years Ended
	(Amounts in thousands)
	March 27, 2010	March 28, 2009
CURRENT ASSETS (LIABILITIES)
Inventory	$7,944	$6,796
Uniform inventory capitalization	5,209	5,296
Prepaid expenses	(1,589)	(1,575)
Accrued expenses	2,571	2,882
Workers’ compensation	20,125	18,986
State taxes	(90)	(1,014)
Other, net	2,249	1,490
Total Current Assets (Liabilities)	36,419	32,861
NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	21,990	23,282
Net operating loss carry-forwards	4,346	4,772
Deferred rent	2,150	1,970
Share-based compensation	6,058	5,772
Other, net	5,738	3,789
Valuation allowance	(5,798)	(3,900)
Total Non-Current Assets (Liabilities)	34,484	35,685
Net Deferred Tax Assets	$70,903	$68,546

As of March 27, 2010, the Company had federal net operating loss carryforwards of approximately $12.4 million which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $6.1 million of California Enterprise Zone credits that can be carried forward indefinitely. In addition, pursuant to the Company’s decision in August 2009 to continue operations in Texas, the Company has recorded a deferred tax asset of approximately $2.2 million related to Texas NOL credits in fiscal 2010.  Based on the current estimate of future benefit utilization of these credits, the Company has also recorded a related valuation allowance of $1.9 million.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  The valuation allowance as of March 27, 2010, relates to the deferred tax assets acquired in the acquisition of Universal International, Inc. and Texas NOL credits.

The Company adopted the provisions of ASC 740-10 on April 1, 2007.  The implementation of ASC 740-10 did not result in a change in the estimated liabilities for unrecognized tax benefits at April 1, 2007.  The Company had approximately $1.4 million at March 28, 2009 of unrecognized tax benefits related to uncertain tax positions.  The statutes of limitations have expired for the periods related to these uncertain tax positions at the end of fiscal 2010.  Accordingly, at March 27, 2010, the Company has derecognized these liabilities. This did not have a material impact on the effective tax rate.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands):

Balance at April 1, 2007	$1,381
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 28, 2008	$1,381
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	35
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 28, 2009	$1,416
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statutes of limitation	(1,416)
Balance at March 27, 2010	$—

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2004 through 2009.

6.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates.  Rental expense for these facilities was approximately $2.1 million in each of fiscal years 2010, 2009 and 2008.

7.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of March 27, 2010 and March 28, 2009 and does not maintain any credit facilities with any financial institutions.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expense charged to operating expenses in fiscal 2010, 2009 and 2008 was approximately $60.7 million, $60.6 million and $54.1 million, respectively, of which $0.3 million, $0.2 million and $0.2 million was paid as percentage rent based on sales volume for each of the years then ended, respectively.  Sub-lease income earned in fiscal 2010, 2009 and 2008 was approximately $0.7 million, $1.0 million and $0.9 million, respectively.

As of March 27, 2010, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2011	$42,548	$106	$735
2012	35,451	106	580
2013	28,939	106	390
2014	25,654	106	377
2015	19,739	106	188
Thereafter	41,276	118	162
Future minimum lease payments	$193,607	$648	$2,432

Less amount representing interest		(129)
Present value of future lease payments		$519

The capital lease relates to a building for one of the Company’s stores.  The gross asset amount recorded under the capital lease was $1.0 million each as of March 27, 2010 and March 28, 2009.  Accumulated depreciation was $0.6 million and $0.5 million each as of March 27, 2010 and March 28, 2009.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

At March 27, 2010 and March 28, 2009, the Company had recorded a liability $46.9 million and $44.3 million respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of approximately $0.1 million at each of March 27, 2010 and March 28, 2009 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Exchange Act reports.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), previously referred to as SFAS No. 5, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; no liability has been recorded for the matter disclosed below.

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

8.	Stock-Based Compensation Plans

The Company has one stock incentive plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company’s common stock may be issued pursuant to all awards under the plan, of which 2,606,000 were available as of March 27, 2010 for future awards.  Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors.  The plan will expire in 2011.

The following table summarizes stock awards available for grant:

	Years Ended
	March 27, 2010		March 28, 2009		March 29, 2008
Beginning balance	2,055,000		976,000		2,870,000
Authorized	—		—		—
Granted	(101,000	)(a)	(249,000	)(c)	(2,435,000	)(e)
Cancelled	652,000	(b)	1,328,000	(d)	541,000	(f)
Available for future grant	2,606,000		2,055,000		976,000

(a) This amount includes 65,000 performance stock units granted under the Company’s 2008 PSU Plan. The actual number of performance stock units (and ultimately shares of Company common stock) to be issued depends on the Company’s financial performance over a period of time.

(b) This amount includes 99,000 performance stock units.

(c) This amount includes 127,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units (and ultimately shares of Company common stock) to be issued depends on the Company’s financial performance over a period of time.

(d) This amount includes 191,000 performance stock units.

(e) This amount includes 1,627,000 performance stock units potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units (and ultimately shares of Company common stock) to be issued depends on the Company’s financial performance over a period of time.

(f) This amount includes 7,000 performance stock units.

In fiscal 2010, fiscal 2009 and fiscal 2008, the Company incurred total non-cash stock-based compensation expense of $7.7 million, $3.1 million and $4.2 million recorded as operating expense, before the income tax benefit of $3.1 million, $1.3 million and $1.7 million, respectively.

Stock Options

Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Stock options typically expire ten years from the date of grant.

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Years Ended
	March 27, 2010	March 28, 2009	March 29, 2008
Weighted-average fair value of options granted	$5.93	$4.93	$3.82
Risk free interest rate	2.44%	2.97%	3.29%
Expected life (in years)	5.0	5.0	4.9
Expected stock price volatility	47.2%	55.1%	54.0%
Expected dividend yield	None	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility of actively traded options of the Company’s stock.  The Company has not paid dividends in the past and does not anticipate the payment of any cash dividends for the foreseeable future.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Option activity under the Company’s stock option plan during the year ended March 27, 2010 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	5,450,000	$16.15
Granted	36,000	$13.52
Exercised	(800,000)	$9.73
Cancelled	(553,000)	$17.23
Outstanding at the end of the period	4,133,000	$17.23	4.33	$13,942,710
Exercisable at the end of the period	3,819,000	$17.92	4.02	$11,306,058
Exercisable and expected to vest at the end of the period	4,121,000	$17.24	4.32	$13,910,526

The aggregate pre-tax intrinsic values of options outstanding, exercisable, and exercisable and expected to vest were calculated based on the Company’s closing stock price on the last trading day of fiscal 2010.  These amounts change based upon changes in the fair market value of the Company’s common stock.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2010 and 2009 was $4.2 million and less than $0.1 million, respectively. The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $2.4 million, $4.9 million and $6.8 million, respectively.

The weighted average remaining contractual life and the weighted average per share exercise price of options outstanding and of options exercisable as of March 27, 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 5.50 — $10.50	1,201,000	6.73	$8.86	981,000	$9.26
$10.51 — $16.50	639,000	6.59	$11.31	545,000	$11.04
$16.51 — $20.50	924,000	2.77	$17.67	924,000	$17.67
$20.51 — $28.50	399,000	1.09	$20.52	399,000	$20.52
$28.51 — $35.50	970,000	2.67	$29.72	970,000	$29.72
	4,133,000	4.32	$17.23	3,819,000	$17.92

As of March 27, 2010, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  The PSUs will be eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  The performance period began on March 29, 2008 and ends on the date upon which the Company files its annual financial statement for fiscal year 2012. As of March 27, 2010, the Company had one million PSUs issued and outstanding. The following table summarizes the PSU activity in fiscal 2010:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	1,563,000	$6.86
Granted	65,000	$14.13
Forfeited	(99,000)	$8.17
Issued	(536,000)	$7.01
Outstanding at the end of the period	993,000	$7.12
Vested at the end of the period	67,000	7.47

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs starting with the first quarter of fiscal 2010 as this was the first quarter that it appeared probable that certain performance conditions would be met.  For fiscal year 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $6.5 million, which was recorded as operating expense. The Company did not incur non-cash stock-based compensation expense related to PSUs during fiscal 2009 and 2008.  There were 0.6 million PSUs vested during the fiscal 2010 of which 0.5 million PSUs were issued during fiscal 2010.  As of March 27, 2010, the unvested future compensation expense, assuming all the performance criteria will be met for the performance period through fiscal year 2012, was $4.2 million.  There were no PSUs vested during fiscal 2009.

9.	Stock Repurchase Program

On June 11, 2008, the Company announced that its Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of its common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases under this program.  As of March 27, 2010, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company did not make any common stock repurchases for fiscal 2010.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees.  During fiscal 2010, the Company withheld approximately 187,510 shares to satisfy $2.7 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

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

In the course of the Board’s deliberations, the Board noted that same-store sales in Texas had increased at a rate of 8.6% during the four-week period ended January 24, 2009, compared to a rate of 0.8% during the five-week period ended December 27, 2008.  In light of this significant improvement in sales results and the state of the economy, the Board concluded it would be prudent to continue to observe sales and other financial results in Texas for a limited period before taking permanent actions that would effectively close off any opportunity to continue the Texas operations.  After additional discussions following the January 31, 2009 Board meeting, the Board voted on February 2, 2009 to continue operations in approximately two thirds of its Texas stores, and continue to operate its Texas distribution center to support these stores, in order to allow the Board to continue to monitor sales trends and other financial results in those stores. As a result, the Company closed four of its Texas stores during the fourth quarter of fiscal 2009. During fiscal 2009, the Company accrued approximately $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store.  In fiscal 2010, the Company also closed 12 of its Texas stores, 11 in the first quarter of fiscal 2010 and one additional store during the second quarter of fiscal 2010.  During fiscal 2010, the Company accrued approximately $3.0 million in lease termination costs associated with the closing of seven out of the 12 stores. There were no lease terminations costs associated with the other five stores. During fiscal 2010, the Company paid approximately $1.4 million related to the above mentioned lease termination costs.  As of March 27, 2010, the Company had an estimated lease termination costs accrual of approximately $2.9 million.  The Company expects to pay the remainder of lease termination costs by the end of fiscal 2011.  The actual amount of non-cash and cash charges incurred by the Company in connection with the closing of these Texas stores during fiscal 2009 and fiscal 2010 may be different than the amounts estimated by the Company, and there can be no assurance that satisfactory agreements with landlords can be achieved to keep all the Company’s remaining Texas stores open.

Following a six-month period during which the Company’s management and its Board of Directors monitored sales trends and other financial results of the Company’s remaining Texas operations, the Board of Directors analyzed such trends and results, as well as other data related to the potential long-term financial implications of such trends and results, including the fact that, since February 2009, the year-over-year same-store sales of the Company’s Texas stores increased substantially, to 23.6% for the first quarter of fiscal 2010.  On August 4, 2009, the Board voted to continue operations in Texas and that the Board’s prior decision announced on September 17, 2008 to wind down and close the Company’s Texas operations, would be of no further force or effect.  As of March 27, 2010, the Company operated 32 stores in Texas.

11.	Operating Segments

The Company historically presented Bargain Wholesale as a separate operating segment.  Bargain Wholesale is not material to the Company’s consolidated financial statements; therefore, in accordance with ASC 280, “Disclosures about Segments of an Enterprise and Related Information,” Bargain Wholesale is not presented as a separate operating segment in fiscal 2010.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

12.	Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed approximately $1.6 million in each of fiscal years 2010, 2009 and 2008, in matching cash contributions to the Plan.  The Plan was amended in fiscal 2007 and currently the Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  Funds in the plan are held in a rabbi trust. In accordance with ASC 710-05-8, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $4.3 million and $3.0 million as of March 27, 2010 and March 28, 2009, respectively.

13.	Assets Held for Sale

Assets held for sale consist of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at March 27, 2010 was $7.4 million.   Due to market conditions and the size of the warehouse, the Company has classified the warehouse as long-term asset on its consolidated balance sheets. Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for. In October 2009, the Company sold a small property for $0.3 million which was classified as an asset held for sale at March 28, 2009.

14.	Other Current Liabilities

Other current liabilities as of March 27, 2010 and March 28, 2009 are as follows:

	Years Ended
	March 27, 2010	March 28, 2009
	(Amounts in thousands)

Accrued legal reserves and fees	$1,309	$2,421
Accrued property taxes	3,130	3,148
Accrued utilities	2,728	3,808
Accrued rent and related expenses	6,794	4,641
Accrued accounting fees	823	1,205
Accrued advertising	470	405
Accrued outside services	866	1,628
Other	5,278	6,086
Total other current liabilities	$21,398	$23,342

15.	Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited results of operations for each quarter during fiscal years 2010 and 2009. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period.

	Fiscal Year 2010 ( March 29, 2009 to March 27, 2010)
	(Amounts in thousands, except per share data)
	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
99¢ Only Stores	$321,845	$314,821	$348,902	$328,646
Bargain Wholesale	10,265	9,866	10,217	10,608
Total	332,110	324,687	359,119	339,254
Gross profit	133,578	129,593	154,901	139,350
Operating income	15,386	14,984	38,599	24,447
Net income attributable to 99¢ Only Stores	$9,508	$9,600	$24,485	$16,854

Earnings per common share attributable to 99¢ Only Stores:
Basic	$0.14	$0.14	$0.36	$0.24
Diluted	$0.14	$0.14	$0.35	$0.24
Weighted average shares outstanding:
Basic	68,583	68,686	68,788	68,814
Diluted	68,962	69,483	69,728	69,765

	Fiscal Year 2009 ( March 30, 2008 to March 28, 2009)
	(Amounts in thousands, except per share data)
	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
99¢ Only Stores	$294,717	$307,400	$340,988	$319,014
Bargain Wholesale	10,207	10,376	10,093	10,141
Total	304,924	317,776	351,081	329,155
Gross profit	116,880	122,683	142,833	129,419
Operating income (loss)	(1,966)	(11,773)	16,889	9,764
Net income (loss) attributable to 99¢ Only Stores	$(1,511)	$(9,414)	$12,453	$6,953

Earnings (loss) per common share attributable to 99¢ Only Stores:
Basic	$(0.02)	$(0.13)	$0.18	$0.10
Diluted	$(0.02)	$(0.13)	$0.18	$0.10
Weighted average shares outstanding:
Basic	70,060	70,016	69,985	69,887
Diluted	70,060	70,016	70,177	69,895

During the fourth quarter of fiscal 2010, the Company recognized an additional charge of approximately $1.1 million related to lease termination costs and stores closing costs associated with some of the closed Texas stores.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2010.

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

Management uses the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, for evaluating the effectiveness of the Company’s internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 27, 2010.  The Company’s independent registered public accounting firm, BDO Seidman LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this report.

Remediation of Material Weakness

As of March 28, 2009, there was a material weakness in the Company’s internal control surrounding its inventory accounts, which was first identified by the Company as a material weakness in connection with its 2004 year-end closing and financial reporting process.  See “Item 9A.  Controls and Procedures --  Management’s Report on Internal Control Over Financial Reporting” and “Item 9A.  Controls and Procedures -- Remediation Plan for Material Weakness in Inventory” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009, and “Item 4.  Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during fiscal 2010, for disclosure of information about remediation of this material weakness.  As disclosed in the Company’s Form 10-Q for the third quarter of fiscal 2010, the Company carried out additional remediation activities, and as of March 27, 2010, the Company’s remediation plans were successfully tested and the material weakness was remediated.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2010, the Company did not make changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting, although the Company continued testing a number of controls, including significant testing of its inventory controls.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited 99¢ Only Stores’ (the “Company”) internal control over financial reporting as of March 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 99¢ Only Stores maintained, in all material respects, effective internal control over financial reporting as of March 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 99¢ Only Stores as of March 27 2010 and March 28, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended March 27, 2010, March 28, 2009 and March 29, 2008 and our report dated May 27, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
May 27, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information  regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K, information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K,  information regarding Directors and Executive Officers of the registrant required by Item 406 of Regulation S-K, and information regarding Directors and Executive Officers of the registrant required by Item 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is presented under the captions "Election of Directors," "Information with Respect to Nominees and Executive Officers," "Code of Business Conduct and Ethics," "Further Information Concerning the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders, which will be filed with the Commission no later than 120 days after the end of the Company’s 2010 fiscal year and which is incorporated  herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is presented under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" in the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is presented under the captions "Related Person Transactions" and “Further Information Concerning the Board of Directors” in the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is presented under the caption "Independent Registered Public Accountants" in the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended March 27, 2010
Allowance for doubtful accounts	$44	541	84	$501
Inventory reserve	$2,666	1,525	465	$3,726
Tax valuation allowance	$3,900	1,900	—	$5,800
For the year ended March 28, 2009
Allowance for doubtful accounts	$159	65	180	$44
Inventory reserve	$2,085	2,221	1,640	$2,666
Tax valuation allowance	$3,900	—	—	$3,900
For the year ended March 29, 2008
Allowance for doubtful accounts	$252	81	174	$159
Inventory reserve	$3,750	683	2,348	$2,085
Tax valuation allowance	$3,960	—	60	$3,900

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(10)
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(10)
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (8)
10.5	1996 Stock Option Plan: Performance Stock Unit Award – Fiscal 2008 to 2012 (9)
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1, 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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

10.17	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of March 1, 1996, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
10.18	[Reserved]
10.19	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California dated February 14, 1995, as amended.(7)
10.20	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(6)
10.21	Lease for 2606 North Broadway, Los Angeles, California, dated as of May 1, 1996, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(6)
10.22	Agreement with Gold family and affiliates related to nonpayment of rent increases.(7)
10.23	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(3)
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
(9) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 16, 2008.
(10) Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

99¢ Only Stores

/s/ Eric Schiffer
By: Eric Schiffer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gold
David Gold	Chairman of the Board	May 27, 2010

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director (principal executive officer)	May 27, 2010

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	May 27, 2010

/s/ Howard Gold
Howard Gold	Executive Vice President of Special Projects	May 27, 2010

/s/ Robert Kautz
Robert Kautz	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 27, 2010

/s/ Eric Flamholtz
Eric Flamholtz	Director	May 27, 2010

/s/ Lawrence Glascott
Lawrence Glascott	Director	May 27, 2010

/s/ Marvin L. Holen
Marvin L. Holen	Director	May 27, 2010

/s/ Peter Woo
Peter Woo	Director	May 27, 2010