Form 10-Q
period 2010-06-26
99 CENTS ONLY STORES
filed 2010-08-04
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 69,739,425 Shares as of August 2, 2010

99¢ ONLY STORES
Form 10-Q

Part I - Financial Information

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the "Company") and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company's store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 26, 2010	March 27, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$43,783	$19,877
Short-term investments	146,514	155,657
Accounts receivable, net of allowance for doubtful accounts of $522 and $501 at June 26, 2010 and March 27, 2010, respectively	1,733	2,607
Income taxes receivable	1,488	4,985
Deferred income taxes	36,419	36,419
Inventories, net	175,119	171,198
Other	6,103	4,978
Total current assets	411,159	395,721
Property and equipment, net	281,437	278,858
Long-term deferred income taxes	34,154	34,483
Long-term investments in marketable securities	14,028	14,774
Assets held for sale	7,356	7,356
Deposits and other assets	13,958	14,794
Total assets	$762,092	$745,986

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$45,799	$42,593
Payroll and payroll-related	13,483	15,097
Sales tax	3,369	5,635
Other accrued expenses	20,208	21,398
Workers' compensation	46,732	47,023
Current portion of capital lease obligation	71	70
Total current liabilities	129,662	131,816
Deferred rent	8,961	8,844
Deferred compensation liability	3,879	4,274
Capital lease obligation, net of current portion	430	449
Other liabilities	127	181
Total liabilities	143,059	145,564
Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,707,592 shares at June 26, 2010 and 69,556,930 shares at March 27, 2010	248,229	246,353
Retained earnings	371,342	354,528
Other comprehensive loss	(538)	(459)
Total shareholders' equity	619,033	600,422
Total liabilities and shareholders' equity	$762,092	$745,986

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	First Quarter Ended
	June 26, 2010	June 27, 2009
Net Sales:
99¢ Only Stores	$336,554	$321,845
Bargain Wholesale	9,921	10,265
Total sales	346,475	332,110

Cost of sales (excluding depreciation and amortization expense shown separately below)	206,213	198,532
Gross profit	140,262	133,578
Selling, general and administrative expenses:
Operating expenses	107,050	111,250
Depreciation and amortization	6,392	6,942
Total selling, general and administrative expenses	113,442	118,192
Operating income	26,820	15,386
Other (income) expense:
Interest income	(234)	(363)
Interest expense	1	136
Other-than-temporary investment impairment due to credit losses	—	568
Other	(9)	(2)
Total other (income) expense, net	(242)	339
Income before provision for income taxes	27,062	15,047
Provision for income taxes	10,248	5,539
Net income	$16,814	$9,508
Earnings per common share:
Basic	$0.24	$0.14
Diluted	$0.24	$0.14
Weighted average number of common shares outstanding:
Basic	69,680	68,583
Diluted	70,921	68,962

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Quarter Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$16,814	$9,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,392	6,942
Loss on disposal of fixed assets	28	10
Long-lived asset impairment	—	431
Investments impairment	—	568
Excess tax (benefit) deficiency from share-based payment arrangements	(242)	3
Deferred income taxes	(54)	702
Stock-based compensation expense	874	3,368
Changes in assets and liabilities associated with operating activities:
Accounts receivable	874	(146)
Inventories	(4,116)	(7,312)
Deposits and other assets	(407)	(1,024)
Accounts payable	3,589	4,493
Accrued expenses	(4,393)	(813)
Accrued workers' compensation	(291)	(472)
Income taxes	3,497	1,161
Deferred rent	117	(695)
Other long-term liabilities	(54)	(33)
Net cash provided by operating activities	22,628	16,691
Cash flows from investing activities:
Purchases of property and equipment	(9,432)	(3,736)
Proceeds from sale of fixed assets	54	15
Purchases of investments	(15,193)	(3,557)
Sales of investments	24,865	4,207
Net cash provided by (used in) in investing activities	294	(3,071)
Cash flows from financing activities:
Repurchases of common stock related to issuance of performance stock units	(350)	—
Payments of capital lease obligation	(18)	(16)
Proceeds from exercise of stock options	1,110	120
Excess tax benefit (deficiency) from share-based payment arrangements	242	(3)
Net cash provided by financing activities	984	101
Net increase in cash	23,906	13,721
Cash and cash equivalents - beginning of period	19,877	21,930
Cash and cash equivalents - end of period	$43,783	$35,651

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 27, 2010 ("fiscal 2010") and notes thereto included in the Form 10-K. In the opinion of the Company's management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending April 2, 2011 ("fiscal 2011").

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company's fiscal year 2011 ("fiscal 2011") began on March 28, 2010 and will end on April 2, 2011, will consist of 53 weeks, whereby the one additional week will be included in our fourth quarter.  The Company's fiscal year 2010 ("fiscal 2010") began on March 29, 2009 and ended March 27, 2010, which consisted of 52 weeks.   The first quarter ended June 26, 2010 ("first quarter of fiscal 2011") and first quarter ended June 27, 2009 ("first quarter of fiscal 2010") were each comprised of 91 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of June 26, 2010, the Company operated 276 retail stores with 206 in California, 33 in Texas, 25 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various consumable products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries required to be consolidated in accordance with GAAP.  Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers and tenants, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company's historical experiences.

Investments

The Company's investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The Company has included its auction rate securities in non-current assets on the Company's consolidated balance sheets as of June 26, 2010 and March 27, 2010.  See Note 3, "Investments."

Investment securities are recorded as required by Accounting Standard Codification ("ASC") 320, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"), previously referred to as Statement of Financial Accounting Standards ("SFAS") No. 115.  Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income.  The Company follows ASC 320-10-35,  "Subsequent Measurement of Investments in Debt and Equity"  ("ASC 320-10-35"), previously discussed in  FASB Staff Position ("FSP") 115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments",  to assess whether its investments with unrealized loss positions are other than temporarily impaired.  The Company complies with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in ASC 320-10-65, "Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320-10-65"), previously referred to as FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  Realized gains and losses and declines in value judged to be other-than- temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Income.

Available for sale securities are initially recorded at cost and periodically adjusted to fair value with any changes in fair value during a period excluded from earnings and reported as a charge or credit, net of tax effects, to other comprehensive income or loss in the Consolidated Statements of Shareholders' Equity.  A decline in the fair value of any available for sale security below cost deemed to be other-than-temporary will be reported as a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis of the security is established.  Cost basis is established and maintained utilizing the specific identification method.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of June 26, 2010 and March 27, 2010, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.6 million and $4.8 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360 "Accounting for the Impairment or Disposal of Long-lived Assets" ("ASC 360"), previously referred to as SFAS No. 144, the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; and (3) significant changes in the Company's business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2011, the Company did not record any asset impairment charges.  During the first quarter of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740 "Accounting for Income Taxes" ("ASC 740"), previously referred to as SFAS No. 109.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company's ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and performance stock units ("PSUs").  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, "Share-Based Payment" ("ASC 718"), previously referred to as SFAS 123(R).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years. Stock options typically have a term of 10 years. The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

Revenue Recognition

The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns, and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board ("FOB") origin, where title and risk of loss pass to the buyer when the merchandise leaves the Company's distribution facility.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, "Accounting for Costs Associated with Exit or Disposal Activities" ("ASC 420"), previously referred to as SFAS No. 146.  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

Self-insured Workers' Compensation Liability

The Company self-insures for workers' compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers' compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers' compensation liability in its financial reports for June 26, 2010 and March 27, 2010.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.1 million and $0.9 million for the first quarter of fiscal 2011 and 2010, respectively.

Statements of Cash Flows

Cash payments for income taxes were $6.1 million and $3.3 million for the first quarter of fiscal 2011 and 2010, respectively.  Non-cash investing activities included $0.4 million and $1.0 million in fixed assets purchase accruals for the first quarter of fiscal 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accruals and other liabilities.  Cash and cash equivalents and short-term and long-term marketable securities are measured and recorded at fair value. Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  The Company believes all of the financial instruments' recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, "Fair Value Measurements and Disclosures- Subsequent Measurement" ("ASC 820-10-35"), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 "Interim Disclosures about Fair Value of Financial Instruments", previously referred to as FAS 107-1, to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 26, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$113,619	$113,619	$—	$—
Auction rate securities	9,829	—	—	9,829
Municipal bonds	31,305	—	31,305	—
Asset-backed securities	2,683	—	2,683	—
Corporate securities	3,106	1,512	1,594	—
Total available for sale securities	$160,542	$115,131	$35,582	$9,829

Other assets – assets that fund deferred compensation	$3,879	$3,879	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$3,879	$3,879	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $113.6 million and $1.5 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes deferred compensation liabilities and the assets that fund the Company's deferred compensation including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $31.3 million, $2.7 million and $1.6 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $9.8 million. The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values provided by Houlihan Smith & Company, an independent securities valuation firm.  These securities are held as "available-for-sale" in the Company's consolidated balance sheet.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the first quarter of fiscal 2011.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 27, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$118,831	$118,831	$—	$—
Auction rate securities	10,019	—	—	10,019
Municipal bonds	35,171	—	35,171	—
Asset-backed securities	3,086	—	3,086	—
Corporate securities	3,324	1,658	1,666	—
Total available for sale securities	$170,431	$120,489	$39,923	$10,019

Other assets – assets that fund deferred compensation	$4,274	$4,274	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,274	$4,274	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $118.8 million and $1.7 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes deferred compensation liabilities and the assets that fund the Company's deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

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

The following table summarizes the activity for the period of changes in fair value of the Company's Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Quarter Ended June 26, 2010	Quarter Ended June 27, 2009
Description
Beginning balance	$10,019	$10,722
Transfers into Level 3	—	—
Total realized/unrealized gain (loss) :
Included in earnings	9	(568)
Included in other comprehensive loss	45	896
Purchases, redemptions and settlements:
Purchases	—	—
Redemptions	(244)	(420)
Ending balance	$9,829	$10,630

Total amount of unrealized gain (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$45	$896

Comprehensive Income

ASC 220 "Reporting Comprehensive Income", previously referred to as SFAS No. 130, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	June 26, 2010	March 27, 2010
Property and equipment
Land	$78,836	$78,836
Buildings	96,216	96,196
Buildings improvements	69,962	70,015
Leasehold improvements	122,886	122,087
Fixtures and equipment	122,461	121,420
Transportation equipment	5,953	5,718
Construction in progress	18,629	12,086
Total property and equipment	514,943	506,358
Less: accumulated depreciation and amortization	(233,506)	(227,500)
Property and equipment, net	$281,437	$278,858

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	June 26, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$113,619	$—	$—	$113,619
Auction rate securities	10,434	53	(658)	9,829
Municipal bonds	31,305	—	—	31,305
Asset-backed securities	2,820	10	(147)	2,683
Corporate securities	3,261	53	(208)	3,106
Total	$161,439	$116	$(1,013)	$160,542

Reported as:
Short-term investments				$146,514
Long-term investments in marketable securities				14,028
Total				$160,542

	March 27, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$118,831	$—	$—	$118,831
Auction rate securities	10,668	47	(696)	10,019
Municipal bonds	35,171	—	—	35,171
Asset-backed securities	3,231	3	(148)	3,086
Corporate securities	3,296	92	(64)	3,324
Total	$171,197	$142	$(908)	$170,431

Reported as:
Short-term investments				$155,657
Long-term investments in marketable securities				14,774
Total				$170,431

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company's auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $9.8 million and $10.0 million of its auction rate securities in non-current assets on the Company's balance sheet as of June 26, 2010 and March 27, 2010 respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of June 26, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$32,846	$32,899
Due after one year through five years	153	154
Due after five years	13,101	12,358
	$46,100	$45,411

Realized gains from the sale of marketable securities were less than $0.1 million for the first quarter of fiscal 2011 and there were no realized gains from the sale of marketable securities for the first quarter of fiscal 2010.  There was no impairment charge related to credit losses during the first quarter of fiscal 2011.  The Company recorded an investment impairment charge related to credit losses of approximately $0.6 million during the first quarter of fiscal 2010.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.9 million and $0.8 million as of June 26, 2010 and March 27, 2010, respectively.  The tax effected losses on net unrealized holdings of marketable securities were approximately $0.1 million for the first quarter of fiscal 2011. The tax effected gains on net unrealized holdings of marketable securities were approximately $1.1 million for the first quarter of fiscal 2010.  These tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $24.9 million and $4.2 million for the first quarter of fiscal 2011 and 2010, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 26, 2010
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	—	—	1,688	(147)
Corporate securities	—	—	1,512	(208)
Auction rate securities	—	—	8,970	(658)
	$—	$—	$12,170	$(1,013)

As of June 26, 2010, there was approximately $1.0 million of unrealized losses for twelve months or greater, consisting of 27 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

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

As of March 27, 2010, there were less than $0.1 million of unrealized losses for less than twelve months, and $0.9 million of losses for twelve months or greater, consisting of 26 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

During the first quarter of fiscal 2011, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company's other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

4.	Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	First Quarter Ended
	June 26, 2010	June 27, 2009
Net income	$16,814	$9,508
Unrealized holding (losses) gains on marketable securities, net of tax effects of $49 and $475 for the first quarter of fiscal 2011 and fiscal 2010, respectively	(73)	713
Reclassification adjustment, net of tax effects	(6)	340
Total unrealized holding (losses) gains, net	(79)	1,053
Total comprehensive income	$16,735	$10,561

5.	Earnings Per Share

"Basic" earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. "Diluted" earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	First Quarter Ended
	June 26, 2010	June 27, 2009
Net income	$16,814	$9,508
Weighted average number of common shares outstanding – basic	69,680	68,583
Dilutive effect of outstanding stock options and performance stock units	1,241	379
Weighted average number of common shares outstanding – diluted	70,921	68,962
Basic earnings per share	$0.24	$0.14
Diluted earnings per share	$0.24	$0.14

For the first quarter ended June 26, 2010, 1.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first quarter ended June 27, 2009, 2.5 million outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

The Company has one plan that provides for stock-based compensation (the 1996 Stock Option Plan, as amended). The plan is a fixed plan, which provides for the granting of non-qualified and incentive stock options as well as other types of equity-based awards.  An aggregate of 17,000,000 shares of the Company's common stock may be issued pursuant to all awards under the plan, of which 3,014,000 were available as of June 26, 2010 for future awards. Awards may be granted to officers, employees, non-employee directors and consultants of the Company. All stock option grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company's Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Stock options typically expire ten years from the date of grant.  The plan will expire in 2011. The Compensation Committee has also approved grants of performance stock units discussed further below (also see the Company's Form 8-K filed on January 16, 2008).

Stock Option Activity

Option activity under the Company's stock option plan in the first quarter of fiscal 2011 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	4,133,000	$17.23
Granted	—	—
Exercised	(108,000)	$10.32
Cancelled	(385,000)	$17.48
Outstanding at the end of the period	3,640,000	$17.41	4.45	$8,690,000
Exercisable at the end of the period	3,376,000	$18.13	4.49	$6,955,000

For the first quarter of fiscal 2011 and 2010, the Company incurred non-cash stock-based compensation expense related to stock options of $0.3 million and $0.5 million, respectively, which was recorded as operating expense.  As of June 26, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plan. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the first quarter of fiscal 2011 and 2010 was $0.2 million and $1.6 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units ("PSUs") to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the terms of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company's common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of June 26, 2010, the Company had 0.9 million PSUs outstanding. The following table summarizes the PSUs activity in the first quarter of fiscal 2011:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	993,000	$7.12
Granted	—	$—
Forfeited	(22,000)	$10.49
Converted to common shares	(66,000)	$7.42
Outstanding at the end of the period	905,000	$7.02
Vested at the end of the period	65,000	$7.40

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company's financial results, the Company started to recognize compensation expense related to PSUs starting with the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the first quarter of fiscal 2011 and 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.6 million and $2.9 million, respectively, which was recorded as operating expense.  There were less than 0.1 million PSUs vested during the first quarter of fiscal 2011.  As of June 26, 2010, the unvested future compensation expense through fiscal year 2013 was approximately $3.6 million, assuming all the performance criteria will be met.

7.	Variable Interest Entities

At June 26, 2010 and June 27, 2009, the Company no longer has any variable interest entities.

8.	New Accounting Standards

In June 2009, the FASB issued ASC 810 "Consolidation of Variable Interest Entities" ("VIE") ("ASC 810"), previously referred to as SFAS No. 167.  This guidance amends GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of a VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity's involvement with a VIE.  The Company adopted this guidance in the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 860"Accounting for Transfers of Financial Assets" ("ASC 860"), previously referred to as SFAS No. 166.  The guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets.  The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2009, the FASB released ASU 2009-17 under ASC 810 "Consolidation of Variable Interest Entities".  This update consists of amendments to the FASB Statement No. 167, which was issued in June 2009.  The amendments are intended to improve financial reporting by enterprises involved with variable interest entities.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company adopted this guidance in the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of June 26, 2010 and March 27, 2010 and does not maintain any credit facilities with any financial institutions.

Workers' Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At June 26, 2010 and March 27, 2010, the Company had recorded a liability of $46.6 million and $46.9 million, respectively, for estimated workers' compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of approximately $0.1 million at June 26, 2010 and March 27, 2010 for workers' compensation claims in Texas.  The Company purchases workers' compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management's opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company's financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Exchange Act reports.

Pricing Policy Matters

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California's Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company's September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly "wrongfully obtained" by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney's fees and costs.

Phillip Kravis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California's Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company's September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney's fees and costs.

The Company has also received a Notice of Violations of California Consumers Legal Remedies Act and Demand For Remedy on several separate occasions, alleging that the Company's change in its pricing policy violates the California Consumers Legal Remedies Act (California Civil Code Section 1782) and, in the case of one such Notice, also alleging violations of California common law and the Arizona, Nevada, and Texas consumer protection statutes.  These notices generally demand that the Company replace its pricing policy and issue restitution to consumers, and threaten to file lawsuits against the Company if the Company fails to do so.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities or any party who has delivered a Notice of Violations, or the amount of potential loss, if any, the Company could face as a result of such lawsuits or actions.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent similar to the .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price-signed in the stores such that it would not cause a reasonable consumer to be deceived, and we intend to vigorously defend these lawsuits as well as any such other lawsuit or action.

Wage and Hour Matter

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to "off the clock" work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an "unpaid wages subclass" of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a "non-compliant wage statement subclass" of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an "unreimbursed business expenses subclass" of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney's fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an "aggrieved employee" under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

10.	Stock Repurchase Program

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of June 26, 2010, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company's common stock under this program.  The Company did not make any common stock repurchases for the first quarter of fiscal 2011.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During the first quarter of fiscal 2011, the Company withheld approximately 22,900 shares to satisfy $0.3 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company's Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.	Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease terminations costs related to closing some of these stores.  As of March 27, 2010, the Company had an estimated lease termination costs accrual of approximately $2.9 million.  During the first quarter of fiscal 2011, the Company increased the estimated lease termination costs accrual by approximately $0.1 million and paid approximately $0.5 million related to these costs.  As of June 26, 2010, the remaining balance of the Company's estimated lease termination costs accrual was $2.5 million and is expected to be paid by the end of fiscal 2011.  As of June 26, 2010, the Company operated 33 stores in Texas.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company's warehouse in Eagan, Minnesota.  The book value of the warehouse at June 26, 2010 was $7.4 million.  Due to market conditions and the size of the warehouse, the Company has classified the warehouse as a long-term asset on its Consolidated Balance Sheets.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

13.	Other Current Liabilities

Other current liabilities as of June 26, 2010 and March 27, 2010 are as follows:

	June 26, 2010	March 27, 2010
	(Amounts in thousands)

Accrued legal reserves and fees	$1,326	$1,309
Accrued property taxes	2,369	3,130
Accrued utilities	3,008	2,728
Accrued rent and related expenses	5,912	6,794
Accrued accounting fees	527	823
Accrued advertising	521	470
Accrued outside services	1,223	866
Other	5,322	5,278
Total other current liabilities	$20,208	$21,398

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

99¢ Only Stores (the "Company") is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  The Company's stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the first quarter of fiscal 2011, the Company had net sales of $346.5 million, operating income of $26.8 million and net income of $16.8 million.  Sales increased during the first quarter of fiscal 2011 primarily due to a 2.7% increase in same-store sales, the full quarter effect of nine new stores opened in fiscal 2010, and the effect of one new store opened in fiscal 2011.  The increase in sales during the first quarter of fiscal 2011 was partially offset by the effect of closing 11 stores in Texas during the first quarter of fiscal 2010.

During the first quarter of fiscal 2011, the Company opened one store in Houston, Texas.  In fiscal 2011, the Company plans to increase its total store count by approximately 5%, with the majority of new stores expected to be opened in California during the second half of the fiscal year.

The Company believes that growth in sales for the remainder of fiscal 2011 will primarily result from new store openings in its existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

The Company's critical accounting policies reflecting management's estimates and judgments are described in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of its Annual Report on Form 10-K for the year ended March 27, 2010, filed with the SEC on May 27, 2010.

Results of Operations

The following discussion defines the components of the Consolidated Statement of Income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are primarily shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.1 million and $16.4 million for the first quarter of fiscal 2011 and 2010, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other (Income) Expense: Other (income) expense relates primarily to the interest income on the Company's marketable securities, net of interest expense on the Company's capitalized lease and the impairment charge related to the Company's marketable securities.

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	First Quarter Ended
	June 26, 2010	June 27, 2009
NET SALES:
99¢ Only Stores	97.1%	96.9%
Bargain Wholesale	2.9	3.1
Total sales	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.5	59.8
Gross profit	40.5	40.2

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	30.9	33.5
Depreciation and amortization	1.8	2.1
Total selling, general and administrative expenses	32.7	35.6
Operating income	7.7	4.6
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.1)
Interest expense	0.0	0.0
Other-than-temporary investment impairment due to credit losses	0.0	0.2
Other	0.0	0.0
Total other (income) expense, net	(0.1)	0.1
Income before provision for income taxes	7.8	4.5
Provision for income taxes	3.0	1.7
NET INCOME	4.9%	2.9%

First Quarter Ended June 26, 2010 Compared to First Quarter Ended June 27, 2009

Net Sales: Net sales increased $14.4 million, or 4.3%, to $346.5 million for the first quarter of fiscal 2011 compared to $332.1 million for the first quarter of fiscal 2010.  Retail sales increased $14.7 million, or 4.6%, to $336.6 million for the first quarter of fiscal 2011 compared to $321.8 million for the first quarter of fiscal 2010.  The increase in retail sales for the first quarter of fiscal 2011 was primarily due to an increase of $8.4 million in same-store sales.  The full quarter effect of nine new stores opened in fiscal 2010 increased retail sales by $8.9 million and the effect of one new store opened in fiscal 2011 increased sales by $0.2 million for the first quarter of fiscal 2011.  The increase in sales was partially offset by a decrease in sales of approximately $2.8 million due to the effect of the closing of 11 stores in Texas during the first quarter of fiscal 2010.

The Company's same-store sales increased 2.7% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The number of overall same-store-sales transaction counts increased by 2.3% and the average transaction size increased to $9.60 from $9.56 for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Gross Profit: Gross profit increased $6.7 million, or 5.0%, to $140.3 million for the first quarter of fiscal 2011 compared to $133.6 million for the first quarter of fiscal 2010.  As a percentage of net sales, overall gross margin increased to 40.5% for the first quarter of fiscal 2011 compared to 40.2% for the first quarter of fiscal 2010.  The increase in gross profit margin was primarily due to a decrease in shrinkage to 2.7% of net sales in the first quarter of fiscal 2011 from 3.1% of net sales in the first quarter of fiscal 2010.  This reduction in shrinkage is primarily due to a reduction in shrink reserves based on the trend of physical inventories taken at year end and during the first quarter of fiscal 2011. The decrease is offset by a slight increase in cost of products sold to 56.6% of net sales for the first quarter of fiscal 2011 compared to 56.4% of net sales for the first quarter of fiscal 2010, due to a shift in product mix.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $4.1 million, or 3.8%, to $107.1 million for the first quarter of fiscal 2011 compared to $111.2 million for the first quarter of fiscal 2010.  As a percentage of net sales, operating expenses decreased to 30.9% for the first quarter of fiscal 2011 from 33.5% for the first quarter of fiscal 2010.  Of the 260 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 60 basis points, corporate expenses decreased by 40 basis points, distribution and transportation decreased by 30 basis points and other items decreased by 130 basis points as described below.

Retail operating expenses for the first quarter of fiscal 2011 decreased as a percentage of net sales by 60 basis points to 22.5% of net sales, compared to 23.1% of net sales for the first quarter of fiscal 2010.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  These decreases were partially offset by slight increases in outside service fees as a percentage of net sales.

Distribution and transportation expenses for the first quarter of fiscal 2011 decreased as a percentage of net sales by 30 basis points to 4.6% of net sales, compared to 4.9% of net sales for the first quarter of fiscal 2010.  The decrease as a percentage of net sales was primarily due to improvements in labor efficiencies, improved trailer utilization, automated truck routing and increased use of the Company's private fleet, partially offset by increases in fuel costs.

Corporate operating expenses for the first quarter of fiscal 2011 decreased as a percentage of net sales by 40 basis points to 3.3% of net sales, compared to 3.7% of net sales for the first quarter of fiscal 2010. The decrease as a percentage of net sales was primarily due to lower legal costs and various other expenses which were partially offset by a slight increase in payroll related costs.

The remaining operating expenses decreased as a percentage of net sales by 130 basis points to 0.4% of net sales for the first quarter of fiscal 2011, compared to 1.7% of net sales for the first quarter of fiscal 2010.  The decrease in other operating expenses compared to the first quarter of fiscal 2010 was primarily due to lease termination and closing costs of approximately $1.4 million in the first quarter of fiscal 2010 related to the Company's Texas operations.   In addition, stock-based compensation expense decreased by $2.5 million in the first quarter of fiscal 2011 compared to first quarter of fiscal 2010, primarily related to a decrease in performance stock unit expense.

Depreciation and Amortization: Depreciation and amortization decreased $0.6 million, or 7.9%, to $6.4 million for the first quarter of fiscal 2011 compared to $6.9 million for the first quarter of fiscal 2010.  The decrease was primarily a result of closing some of the Company's Texas stores during the first quarter of fiscal 2010 and also due to the assets that became fully depreciated in existing stores compared to the amount of new depreciable assets added as a result of new store openings.  Depreciation as a percentage of net sales decreased to 1.8% from 2.1% of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income: Operating income was $26.8 million for the first quarter of fiscal 2011 compared to operating income of $15.4 million for the first quarter of fiscal 2010.  Operating income as a percentage of net sales was 7.7% for the first quarter of fiscal 2011 compared to 4.6% for the first quarter of fiscal 2010. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Expense/Income, net: Other income was $0.2 million for the first quarter of fiscal 2011 compared to other expense of $0.3 million for the first quarter of fiscal 2010.  The change in other income and expense compared to the first quarter of fiscal 2010 is primarily due to the recognition of $0.6 million of an other-than-temporary investment impairment charge related to credit losses in the first quarter of fiscal 2010.  The Company did not incur any investment impairment charge in the first quarter of fiscal 2011. The interest income for the first quarter of fiscal 2011 decreased to $0.2 million from $0.4 million for the first quarter of fiscal 2010.  This decrease in interest income was offset by a decrease in interest expense of approximately $0.1 million.

Provision for Income Taxes: The provision for income taxes was $10.2 million for the first quarter of fiscal 2011 compared to $5.5 million for the first quarter of fiscal 2010, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.9% for the first quarter of fiscal 2011, compared to 36.7% for the first quarter of fiscal 2010.   There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2011.

Net Income: As a result of the items discussed above, net income for the first quarter of fiscal 2011 was $16.8 million compared to a net income of $9.5 million for the first quarter of fiscal 2010.  Net income as a percentage of net sales was 4.9% for the first quarter of fiscal 2011 compared to net income of 2.9% for first quarter of fiscal 2010.

Liquidity and Capital Resources

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company's capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the fiscal year and can be affected by the timing and size of its purchases.

Net cash provided by operations during the first quarter of fiscal 2011 and 2010 was $22.6 million and $16.7 million, respectively, consisting primarily of $23.8 million and $21.5 million, respectively, of net income adjusted for non-cash items.  During the first quarter of fiscal 2011, the Company used cash of $2.0 million for working capital and provided cash of $0.8 million from other activities. During the first quarter of fiscal 2010, the Company used cash of $4.4 million for working capital and $0.5 million in other activities.  Net cash used by working capital activities for the first quarter of fiscal 2011 primarily reflects an increase in inventories and a decrease in accrued expenses.  The increase in inventories was primarily due to the early purchases of seasonal items. These uses of working capital were partially offset by increases in accounts payable and a decrease in income taxes receivable. Net cash used for working capital activities for the first quarter of fiscal 2010 primarily reflects increases in inventories and other assets.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable and income taxes payable.

Net cash provided by investing activities during the first quarter of fiscal 2011 was $0.3 million and net cash used in investing activities during the first quarter of fiscal 2010 was $3.1 million.  In the first quarter of fiscal 2011 and 2010, the Company used $9.4 million and $3.7 million, respectively, for the purchase of property and equipment.  The Company purchased $15.2 million of investments and received proceeds of $24.9 million from the sales and maturities of investments during the first quarter of fiscal 2011.  The Company received proceeds of $0.1 million from the disposal and sale of fixed assets during the first quarter of fiscal 2011.  The Company purchased $3.6 million of investments and received proceeds of $4.2 million from the sales and maturities of investments during the first quarter of fiscal 2010.

Net cash provided by financing activities during the first quarter of fiscal 2011 was $1.0 million, which is comprised primarily of $1.1 million in proceeds received from the exercise of stock options, partially offset by payments of $0.3 million related to the issuance of performance stock units as part of the Company's equity incentive plan.  The number of shares issued upon vesting of performance stock units is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the Company's employees.  Net cash provided in financing activities during the first quarter of fiscal 2010 was $0.1 million, primarily consisting of proceeds received from the exercise of stock options.

The Company estimates that total capital expenditures in fiscal 2011 will be approximately $54 million and relate principally to property acquisitions of approximately $24 million, $16 million for leasehold improvements, fixtures and equipment for new store openings, and $14 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company's outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remained authorized and available to repurchase shares of Company's common stock under this program.  The Company had no share purchases during the first quarter ended June 26, 2010.

The Company issues performance stock units as part of its equity incentive plan.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the first quarter of fiscal 2011, the Company withheld approximately 22,900 shares, to satisfy $0.3 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company's Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.  The Company did not issue any performance stock units during the first quarter of fiscal 2010.

Off-Balance Sheet Arrangements

As of June 26, 2010, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company's contractual obligations is provided in the Company's Annual Report on Form 10-K for the year ended March 27, 2010.  During the first quarter of fiscal 2011, there was no material change in the Company's contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the first quarter of fiscal 2011 and 2010 was $14.4 million and $15.8 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company's store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At June 26, 2010 and March 27, 2010, the Company no longer has any variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the Company's Consolidated Financial Statements for the quarter ended June 26, 2010, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At June 26, 2010, the Company had $46.9 million in securities maturing at various dates through May 2046, with approximately 70.1% maturing within one year.  The Company's investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.9% of the Company's investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At June 26, 2010, the fair value of investments approximated the carrying value.  Based on the investments outstanding at June 26, 2010, a 1.0% increase in interest rates would reduce the fair value of the Company's total investment portfolio by approximately $0.3 million or 0.2%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as of the end of the period covered by this Report, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were effective as of June 26, 2010.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2011, the Company did not make changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management's opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company's financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Exchange Act reports.

Pricing Policy Matters

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California's Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company's September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly "wrongfully obtained" by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney's fees and costs.

Phillip Kravis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California's Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company's September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney's fees and costs.

The Company has also received a Notice of Violations of California Consumers Legal Remedies Act and Demand For Remedy on several separate occasions, alleging that the Company's change in its pricing policy violates the California Consumers Legal Remedies Act (California Civil Code Section 1782) and, in the case of one such Notice, also alleging violations of California common law and the Arizona, Nevada, and Texas consumer protection statutes.  These notices generally demand that the Company replace its pricing policy and issue restitution to consumers, and threaten to file lawsuits against the Company if the Company fails to do so.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities or any party who has delivered a Notice of Violations, or the amount of potential loss, if any, the Company could face as a result of such lawsuits or actions.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent similar to the .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price-signed in the stores such that it would not cause a reasonable consumer to be deceived, and we intend to vigorously defend these lawsuits as well as any such other lawsuit or action.

Wage and Hour Matter

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to "off the clock" work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an "unpaid wages subclass" of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a "non-compliant wage statement subclass" of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an "unreimbursed business expenses subclass" of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney's fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an "aggrieved employee" under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Item 1A.	Risk Factors

Reference is made to Item IA. Risk Factors, in the Company's Form 10-K for the year ended March 27, 2010, for information regarding the most significant factors affecting the Company's operations. There have been no material changes in these factors through June 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

23.1	Consent of Independent Valuation Firm

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

99¢ ONLY STORES
Date: August 4, 2010	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer