Form 10-Q
period 2010-09-25
99 CENTS ONLY STORES
filed 2010-11-03
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2010

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

Common Stock, No Par Value, 69,921,084 Shares as of November 1, 2010

99¢ ONLY STORES
Form 10-Q

Part I - Financial Information

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 25, 2010	March 27, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,892	$19,877
Short-term investments	166,597	155,657
Accounts receivable, net of allowance for doubtful accounts of $554 and $501 at September 25, 2010 and March 27, 2010, respectively	2,317	2,607
Income taxes receivable	11,722	4,985
Deferred income taxes	36,419	36,419
Inventories, net	197,030	171,198
Other	5,581	4,978
Total current assets	433,558	395,721
Property and equipment, net	280,717	278,858
Long-term deferred income taxes	33,632	34,483
Long-term investments in marketable securities	11,924	14,774
Assets held for sale	7,356	7,356
Deposits and other assets	14,501	14,794
Total assets	$781,688	$745,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,873	$42,593
Payroll and payroll-related	12,073	15,097
Sales tax	5,011	5,635
Other accrued expenses	23,971	21,398
Workers’ compensation	44,888	47,023
Current portion of capital lease obligation	73	70
Total current liabilities	133,889	131,816
Deferred rent	8,836	8,844
Deferred compensation liability	4,295	4,274
Capital lease obligation, net of current portion	412	449
Other liabilities	73	181
Total liabilities	147,505	145,564
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 69,899,313 shares at September 25, 2010 and 69,556,930 shares at March 27, 2010	250,314	246,353
Retained earnings	384,278	354,528
Other comprehensive loss	(409)	(459)
Total shareholders’ equity	634,183	600,422
Total liabilities and shareholders’ equity	$781,688	$745,986

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net Sales:
99¢ Only Stores	$323,248	$314,821	$659,802	$636,666
Bargain Wholesale	10,311	9,866	20,232	20,131
Total sales	333,559	324,687	680,034	656,797

Cost of sales (excluding depreciation and amortization expense shown separately below)	197,488	195,094	403,701	393,625
Gross profit	136,071	129,593	276,333	263,172
Selling, general and administrative expenses:
Operating expenses	108,254	107,734	215,304	218,984
Depreciation and amortization	7,109	6,875	13,501	13,818
Total selling, general and administrative expenses	115,363	114,609	228,805	232,802
Operating income	20,708	14,984	47,528	30,370
Other (income) expense:
Interest income	(207)	(248)	(441)	(611)
Interest expense	10	39	11	175
Other-than-temporary investment impairment due to credit losses	112	275	112	843
Other	(5)	(16)	(14)	(18)
Total other (income) expense, net	(90)	50	(332)	389
Income before provision for income taxes	20,798	14,934	47,860	29,981
Provision for income taxes	7,862	5,334	18,110	10,873
Net income	$12,936	$9,600	$29,750	$19,108
Earnings per common share:
Basic	$0.19	$0.14	$0.43	$0.28
Diluted	$0.18	$0.14	$0.42	$0.28
Weighted average number of common shares outstanding:
Basic	69,882	68,686	69,768	68,596
Diluted	70,972	69,483	70,574	69,180

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Half Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$29,750	$19,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,501	13,818
Loss (gain) on disposal of fixed assets	131	(389)
Long-lived asset impairment	—	431
Investments impairment	112	842
Excess tax benefit from share-based payment arrangements	(696)	(614)
Deferred income taxes	32	914
Stock-based compensation expense	1,502	4,124
Changes in assets and liabilities associated with operating activities:
Accounts receivable	290	109
Inventories	(25,882)	(16,999)
Deposits and other assets	(182)	(1,363)
Accounts payable	5,287	4,262
Accrued expenses	407	3,431
Accrued workers’ compensation	(2,135)	(90)
Income taxes	(6,737)	(6,442)
Deferred rent	(8)	(953)
Other long-term liabilities	(108)	(401)
Net cash provided by operating activities	15,264	19,788
Cash flows from investing activities:
Purchases of property and equipment	(15,547)	(18,815)
Proceeds from sale of fixed assets	57	428
Purchases of investments	(40,222)	(13,168)
Sales of investments	32,038	14,382
Net cash used in investing activities	(23,674)	(17,173)
Cash flows from financing activities:
Repurchases of common stock related to issuance of performance stock units	(735)	(1,091)
Payments of capital lease obligation	(34)	(33)
Proceeds from exercise of stock options	2,498	2,790
Excess tax benefit from share-based payment arrangements	696	614
Net cash provided by financing activities	2,425	2,280
Net (decrease) increase in cash	(5,985)	4,895
Cash and cash equivalents - beginning of period	19,877	21,930
Cash and cash equivalents - end of period	$13,892	$26,825

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 27, 2010 (“fiscal 2010”) and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2010 (the “2010 Form 10-K”). In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year ending April 2, 2011 (“fiscal 2011”).

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.   Fiscal 2011 began on March 28, 2010 and will end on April 2, 2011, and will consist of 53 weeks, with the one additional week included in our fourth quarter.  Fiscal 2010 began on March 29, 2009 and ended March 27, 2010, and consisted of 52 weeks.   The second quarter ended September 25, 2010 (“second quarter of fiscal 2011”) and second quarter ended September 26, 2009 (“second quarter of fiscal 2010”) were each comprised of 91 days.  The period ended September 25, 2010 (“first half of fiscal 2011”) and the period ended September 26, 2009 (“first half of fiscal 2010”) were each comprised of 182 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of September 25, 2010, the Company operated 279 retail stores with 207 in California, 34 in Texas, 26 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries required to be consolidated in accordance with United States “GAAP”.  Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

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

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”).   These investments are carried at fair value, based on quoted market prices or other readily available market information. Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets. Gain and losses are recognized when realized in the Company’s Consolidated Statements of Income. When it is determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 25, 2010 and March 27, 2010, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.9 million and $4.8 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the second quarter and the first half of fiscal 2011, the Company did not record any asset impairment charges.  During the second quarter of fiscal 2010, the Company did not record any asset impairment charges.  During the first half of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes” (“ASC 740”).  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options and performance stock units (“PSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years. Stock options typically have a term of 10 years. The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Exit or Disposal Cost Obligations ” (“ASC 420”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

During the first half of fiscal 2011, the Company increased its estimated lease termination costs accrual by $0.3 million to $2.9 million for its Texas stores closed in previous periods. During the first half of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of some of its Texas stores. See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for September 25, 2010 and March 27, 2010.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million and $0.9 million for the second quarter of fiscal 2011 and 2010, respectively.  Advertising expenses were $2.6 million and $1.8 million for the first half of fiscal 2011 and 2010, respectively.

Statements of Cash Flows

Cash payments for income taxes were $23.3 million and $16.2 million for the first half of fiscal 2011 and 2010, respectively.  Non-cash investing activities included less than $0.1 million and $0.8 million in fixed assets purchase accruals for the first half of fiscal 2011 and 2010, respectively.

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

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825, “Financial Instruments”, to expand required disclosures.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 25, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$128,938	$128,938	$—	$—
Auction rate securities	9,590	—	—	9,590
Municipal bonds	34,408	—	34,408	—
Asset-backed securities	2,330	—	2,330	—
Corporate securities	3,255	1,640	1,615	—
Total available for sale securities	$178,521	$130,578	$38,353	$9,590

Other assets – assets that fund deferred compensation	$4,295	$4,295	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,295	$4,295	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $128.9 million and $1.6 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes $4.3 million of deferred compensation liabilities and the assets that fund the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $34.4 million, $2.3 million and $1.6 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $9.6 million. The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values provided by Houlihan Capital, , an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.

Based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.1 million was recognized in earnings for the second quarter and first half of fiscal 2011 for the Company’s auction rate securities. For the first half of fiscal 2010, the Company recorded an other-than-temporary impairment related to credit losses of $0.6 million for its auction rate securities.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the second quarter and the first half of fiscal 2011.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Second Quarter Ended		For the First Half Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Description
Beginning balance	$9,829	$10,630	$10,019	$10,722
Transfers into Level 3	—	—	—	—
Total realized/unrealized gain (loss):
Included in earnings	(107)	—	(98)	(568)
Included in other comprehensive loss	(4)	—	41	896
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(128)	(302)	(372)	(722)
Ending balance	$9,590	$10,328	$9,590	$10,328

Total amount of unrealized gains (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$(4)	$—	$41	$896

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 25, 2010	March 27, 2010
Property and equipment
Land	$83,110	$78,836
Buildings	97,540	96,196
Buildings improvements	72,335	70,015
Leasehold improvements	122,478	122,087
Fixtures and equipment	124,913	121,420
Transportation equipment	6,285	5,718
Construction in progress	13,060	12,086
Total property and equipment	519,721	506,358
Less: accumulated depreciation and amortization	(239,004)	(227,500)
Property and equipment, net	$280,717	$278,858

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 25, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$128,938	$—	$—	$128,938
Auction rate securities	10,200	—	(610)	9,590
Municipal bonds	34,408	—	—	34,408
Asset-backed securities	2,383	38	(91)	2,330
Corporate securities	3,275	60	(80)	3,255
Total	$179,204	$98	$(781)	$178,521

Reported as:
Short-term investments				$166,597
Long-term investments in marketable securities				11,924
Total				$178,521

	March 27, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$118,831	$—	$—	$118,831
Auction rate securities	10,668	47	(696)	10,019
Municipal bonds	35,171	—	—	35,171
Asset-backed securities	3,231	3	(148)	3,086
Corporate securities	3,296	92	(64)	3,324
Total	$171,197	$142	$(908)	$170,431

Reported as:
Short-term investments				$155,657
Long-term investments in marketable securities				14,774
Total				$170,431

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $9.6 million and $10.0 million of its auction rate securities in non-current assets on the Company’s balance sheet as of September 25, 2010 and March 27, 2010 respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of September 25, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$35,963	$36,023
Due after one year through five years	129	135
Due after five years	12,453	11,785
	$48,545	$47,943

Realized gains from the sale of marketable securities for the second quarter and first half of fiscal 2011 were less than $0.1 million, and realized gains from the sale of marketable securities for the second quarter and first half of fiscal 2010 were less than $0.1 million.  The Company recorded an impairment charge related to credit losses on its auction rate securities of approximately $0.1 million during the second quarter and first half of fiscal 2011.  The Company recorded an investment impairment charge related to credit losses on its Bank of America perpetual preferred stock of approximately $0.3 million in the second quarter of fiscal 2010.  The Company recorded an investment impairment charge related to credit losses of approximately $0.6 million on its auction rate securities for the first half of fiscal 2010.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.7 million and $0.8 million as of September 25, 2010 and March 27, 2010, respectively.  The tax effected gains on net unrealized holdings of marketable securities were approximately $0.1 million and less than $0.1 million for the second quarter and first half of fiscal 2011, respectively. The tax effected gains on net unrealized holdings of marketable securities were $0.3 million and $1.4 million for the second quarter and first half of fiscal 2010, respectively.  These tax effected gains are included in other comprehensive income.

Proceeds from the sales of marketable securities were $7.1 million and $32.0 million for the second quarter and first half of fiscal 2011, respectively.  Proceeds from the sales of marketable securities were $10.2 million and $14.4 million for the second quarter and first half of fiscal 2010, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 25, 2010
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	—	—	1,185	(91)
Corporate securities	—	—	1,640	(80)
Auction rate securities	—	—	9,590	(610)
	$—	$—	$12,415	$(781)

As of September 25, 2010, there was approximately $0.8 million of unrealized losses for twelve months or greater, consisting of 22 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

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

During the second quarter and first half of fiscal 2011, the Company recorded $0.1 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  The Company also recorded an investment impairment charge related to credit losses on its Bank of America perpetual preferred stock of approximately $0.3 million in the second quarter of fiscal 2010.  Additionally, the Company recorded an investment impairment charge related to credit losses of approximately $0.6 million on its auction rate securities for the first half of fiscal 2010.  For the second quarter and first half of fiscal 2011 and fiscal 2010, the Company did not have any non-credit related other-than-temporary losses on any of its securities. Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the second quarter and the first half of fiscal 2011 (in thousands):

	For the Second Quarter Ended	For the First Half Ended
	September 25, 2010	September 25, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$112	$112
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$112	$112

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the second quarter and first half of fiscal 2010 (in thousands):

	For the Second Quarter Ended	For the First Half Ended
	September 26, 2009	September 26, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$275	$843
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$275	$843

4.	Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income	$12,936	$9,600	$29,750	$19,108
Unrealized holding gains (losses) on marketable securities, net of tax effects of $43 and $6 for the second quarter and first half of fiscal 2011, respectively	64	153	(9)	866
Reclassification adjustment, net of tax effects	65	165	59	505
Total unrealized holding gains, net	129	318	50	1,371
Total comprehensive income	$13,065	$9,918	$29,800	$20,479

5.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Second Quarter Ended		For the First Half Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income	$12,936	$9,600	$29,750	$19,108

Weighted average number of common shares outstanding – basic	69,882	68,686	69,768	68,596
Dilutive effect of outstanding stock options and performance stock units	1,090	797	806	584
Weighted average number of common shares outstanding – diluted	70,972	69,483	70,574	69,180
Basic earnings per share	$0.19	$0.14	$0.43	$0.28
Diluted earnings per share	$0.18	$0.14	$0.42	$0.28

For the second quarter and first half of fiscal 2011, 1.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the second quarter and first half of fiscal 2010, 2.4 million and 2.5 million, respectively, of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s Common Stock, of which 4,968,000 were available as of September 25, 2010 for future awards. This includes the unused capacity that will be rolled over from the 1996 Plan and that will become subject to the terms of the 2010 Plan, whereas any awards under the 1996 Plan that are outstanding as of the effective date shall continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant. The plan will expire in 2020.  For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

Stock Option Activity

Option activity under the Company’s equity incentive plans in the first half of fiscal 2011 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	4,133,000	$17.23
Granted	36,000	$17.88
Exercised	(258,000)	$9.70
Cancelled	(476,000)	$17.05
Outstanding at the end of the period	3,435,000	$17.83	4.05	$13,622,000
Exercisable at the end of the period	3,171,000	$18.55	3.73	$11,148,000

For the second quarter and first half of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to stock options of $0.2 million and $0.5 million, respectively, which was recorded as operating expense.  For the second quarter and first half of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to stock options of $0.2 million and $0.7 million, respectively, which was recorded as operating expense.  As of September 25, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the first half of fiscal 2011 and 2010 was $0.4 million and $1.7 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the terms of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of September 25, 2010, the Company had 0.8 million PSUs outstanding. The following table summarizes the PSUs activity in the first half of fiscal 2011:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	993,000	$7.12
Granted	—	$—
Forfeited	(66,000)	$8.69
Converted to common shares	(131,000)	$7.36
Outstanding at the end of the period	796,000	$6.95

Vested at the end of the period	138,000	$6.81

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs starting with the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the second quarter and the first half of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.4 million and $1.0 million, respectively, which was recorded as operating expense.  For the second quarter and the first half of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.5 million and $3.4 million, which was recorded as operating expense.  There were 0.3 million PSUs vested during the first half of fiscal 2011 of which 0.1 million PSUs were issued during the second quarter of fiscal 2011.  As of September 25, 2010, the unvested future compensation expense through fiscal year 2013 was approximately $3.0 million, assuming all vesting criteria will be met.

7.	Variable Interest Entities

At September 25, 2010 and September 26, 2009, the Company had no variable interest entities.

8.	New Accounting Standards

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

Credit Facilities

The Company has no debt outstanding as of September 25, 2010 and March 27, 2010 and does not maintain any credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At September 25, 2010 and March 27, 2010, the Company had recorded a liability of $44.8 million and $46.9 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of approximately $0.1 million at September 25, 2010 and March 27, 2010 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.

Phillip Kravis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.

The Company has also received a Notice of Violations of California Consumers Legal Remedies Act and Demand For Remedy on several separate occasions, alleging that the Company’s change in its pricing policy violates the California Consumers Legal Remedies Act (California Civil Code Section 1782) and, in the case of one such Notice, also alleging violations of California common law and the Arizona, Nevada, and Texas consumer protection statutes.  These notices generally demand that the Company replace its pricing policy and issue restitution to consumers, and threaten to file lawsuits against the Company if the Company fails to do so.

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

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

10.	Stock Repurchase Program

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of September 25, 2010, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of the Company’s common stock under this program.  The Company did not make any common stock repurchases for the first half of fiscal 2011.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the applicable employees.  During the second quarter of fiscal 2011, the Company withheld approximately 22,600 shares to satisfy $0.4 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.	Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease terminations costs related to closing some of these stores.  As of March 27, 2010, the Company had an estimated lease termination costs accrual of approximately $2.9 million.  During the first half of fiscal 2011, the Company increased the estimated lease termination costs accrual by approximately $0.3 million and paid approximately $0.9 million related to these costs.  As of September 25, 2010, the remaining balance of the Company’s estimated lease termination costs accrual was $2.3 million and is expected to be paid by the end of fiscal 2011.  As of September 25, 2010, the Company operated 34 stores in Texas.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at September 25, 2010 was $7.4 million.  Due to market conditions and the size of the warehouse, the Company has classified the warehouse as a long-term asset on its Consolidated Balance Sheets.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

13.	Other Current Liabilities

Other current liabilities as of September 25, 2010 and March 27, 2010 are as follows:

	September 25, 2010	March 27, 2010
	(Amounts in thousands)

Accrued legal reserves and fees	$1,710	$1,309
Accrued property taxes	3,739	3,130
Accrued utilities	4,871	2,728
Accrued rent and related expenses	5,119	6,794
Accrued accounting fees	484	823
Accrued advertising	832	470
Accrued outside services	1,197	866
Other	6,019	5,278
Total other current liabilities	$23,971	$21,398

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

99¢ Only Stores (the “Company”) is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

For the second quarter of fiscal 2011, the Company had net sales of $333.6 million, operating income of $20.7 million and net income of $12.9 million.  Sales increased during the second quarter of fiscal 2011 primarily due to a 0.6% increase in same-store sales, the full quarter effect of six new stores opened in fiscal 2010, and the effect of five new stores opened in fiscal 2011.  For the first half of fiscal 2011, the Company had net sales of $680.0 million, operating income of $47.5 million and net income of $29.7 million. Sales increased during the first half of fiscal 2011, primarily due to a 1.6% increase in same-store sales, the full year effect of nine new stores opened in fiscal 2010 and the effect of five new stores opened in fiscal 2011. The increase in sales during the first half of fiscal 2011 was partially offset by the effect of closing one store in California.

During the second quarter of fiscal 2011, the Company opened two stores in Southern California and one in Arizona, re-opened one Company-owned Texas store and closed one California store upon the expiration of a lease. The Company plans to open approximately seven additional stores during the second half of fiscal 2011, with the majority of new stores expected to be opened in California.

The Company believes that growth in sales for the remainder of fiscal 2011 will primarily result from new store openings in its existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s 2010 Form 10-K, filed with the SEC on May 27, 2010.

Results of Operations

The following discussion defines the components of the Consolidated Statement of Income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are primarily shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.7 million and $16.5 million for the second quarter of fiscal 2011 and 2010, respectively, and totaled $32.8 million and $32.9 million for the first half of fiscal 2011 and 2010, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended		For the First Half Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
NET SALES:
99¢ Only Stores	96.9%	97.0%	97.0%	96.9%
Bargain Wholesale	3.1	3.0	3.0	3.1
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.2	60.1	59.4	59.9
Gross profit	40.8	39.9	40.6	40.1

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	32.5	33.2	31.7	33.3
Depreciation and amortization	2.1	2.1	2.0	2.1
Total selling, general and administrative expenses	34.6	35.3	33.6	35.5
Operating income	6.2	4.6	7.0	4.6
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Other-than-temporary investment impairment due to credit losses	0.0	0.1	0.0	0.1
Other	0.0	0.0	0.0	0.0
Total other (income) expense, net	0.0	0.0	0.0	0.1
Income before provision for incomes taxes	6.2	4.6	7.0	4.6
Provision for income taxes	2.4	1.6	2.7	1.7
NET INCOME	3.9%	3.0%	4.4%	2.9%

For the Second Quarter Ended September 25, 2010 Compared to the Second Quarter Ended September 26, 2009

Net Sales: Net sales increased $8.9 million, or 2.7%, to $333.6 million for the second quarter of fiscal 2011 compared to $324.7 million for the second quarter of fiscal 2010.  Retail sales increased $8.4 million, or 2.7%, to $323.2 million for the second quarter of fiscal 2011 compared to $314.8 million for the second quarter of fiscal 2010.  The increase in retail sales for the second quarter of fiscal 2011 was primarily due to an increase of $1.9 million in same-store sales.  The full quarter effect of six new stores opened in fiscal 2010 increased retail sales by $5.7 million and the effect of five new stores opened in fiscal 2011 increased sales by $2.2 million for the second quarter of fiscal 2011.  The increase in sales was partially offset by a decrease in sales of approximately $1.4 million due to the effect of the closing of one store in California during the second quarter of fiscal 2011.

The Company’s same-store sales increased 0.6% for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The number of overall same-store-sales transaction counts increased by 1.0% and the average transaction size decreased to $9.43 from $9.47 for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Gross Profit: Gross profit increased $6.5 million, or 5.0%, to $136.1 million for the second quarter of fiscal 2011 compared to $129.6 million for the second quarter of fiscal 2010.  As a percentage of net sales, overall gross margin increased to 40.8% for the second quarter of fiscal 2011 compared to 39.9% for the second quarter of fiscal 2010.  The increase in gross profit margin was primarily due to a decrease in shrinkage to 2.4% of net sales in the second quarter of fiscal 2011 from 3.4% of net sales in the second quarter of fiscal 2010.  This reduction in shrinkage is primarily due to a reduction in shrink reserves based on the trend of physical inventories taken during the first half of fiscal 2011. The decrease was offset by a slight increase in cost of products sold to 56.7% of net sales for the second quarter of fiscal 2011 compared to 56.6% of net sales for the second quarter of fiscal 2010.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $0.5 million, or 0.5%, to $108.3 million for the second quarter of fiscal 2011 compared to $107.7 million for the second quarter of fiscal 2010.  As a percentage of net sales, operating expenses decreased to 32.5% for the second quarter of fiscal 2011 from 33.2% for the second quarter of fiscal 2010.  Of the 70 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 40 basis points, corporate expenses decreased by 20 basis points, distribution and transportation decreased by 10 basis points and other items were flat as described below.

Retail operating expenses for the second quarter of fiscal 2011 decreased as a percentage of net sales by 40 basis points to 23.8% of net sales, compared to 24.2% of net sales for the second quarter of fiscal 2010.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  These decreases were partially offset by slight increases in advertising and outside service fees as a percentage of net sales.

Distribution and transportation expenses for the second quarter of fiscal 2011 decreased as a percentage of net sales by 10 basis points to 5.0% of net sales, compared to 5.1% of net sales for the second quarter of fiscal 2010.  The decrease as a percentage of net sales was primarily due to improved trailer utilization, automated truck routing and increased use of the Company’s private fleet, partially offset by increases in fuel costs.

Corporate operating expenses for the second quarter of fiscal 2011 decreased as a percentage of net sales by 20 basis points to 3.3% of net sales, compared to 3.5% of net sales for the second quarter of fiscal 2010. The decrease as a percentage of net sales was primarily due to lower legal costs, consulting and professional fees and various other expenses which were partially offset by a slight increase in repair and maintenance costs.

The remaining operating expenses were flat at 0.4% of net sales for the second quarter of fiscal 2011 and fiscal 2010.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 3.4%, to $7.1 million for the second quarter of fiscal 2011 compared to $6.9 million for the second quarter of fiscal 2010.  The increase was primarily a result of new depreciable assets added due to new store openings.  Depreciation was flat at 2.1% of net sales for the second quarter of fiscal 2011 and fiscal 2010.

Operating Income: Operating income was $20.7 million for the second quarter of fiscal 2011 compared to operating income of $15.0 million for the second quarter of fiscal 2010.  Operating income as a percentage of net sales was 6.2% for the second quarter of fiscal 2011 compared to 4.6% for the second quarter of fiscal 2010. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Income/ Expense, net: Other income was $0.1 million for the second quarter of fiscal 2011 compared to other expense of $0.1 million for the second quarter of fiscal 2010.  The change in other income and expense was primarily due to a lower investment impairment charge related to credit losses of approximately $0.1 million for the second quarter of fiscal 2011 compared to an investment impairment charge of approximately $0.3 million for the second quarter of fiscal 2010.  The remaining increase in other income was due to increases and decreases in other less significant items included in other income.

Provision for Income Taxes: The provision for income taxes was $7.9 million for the second quarter of fiscal 2011 compared to $5.3 million for the second quarter of fiscal 2010, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.8% for the second quarter of fiscal 2011, compared to 35.7% for the second quarter of fiscal 2010.   There was no material change in the net amount of unrecognized tax benefits in the second quarter of fiscal 2011.

Net Income: As a result of the items discussed above, net income for the second quarter of fiscal 2011 was $12.9 million compared to net income of $9.6 million for the second quarter of fiscal 2010.  Net income as a percentage of net sales was 3.9% for the second quarter of fiscal 2011 compared to net income of 3.0% for the second quarter of fiscal 2010.

For the First Half Ended September 25, 2010 Compared to the First Half Ended September 26, 2009

Net Sales: Net sales increased $23.2 million, or 3.5%, to $680.0 million for the first half of fiscal 2011 compared to $656.8 million for the first half of fiscal 2010.  Retail sales increased $23.1 million, or 3.6%, to $659.8 million for the first half of fiscal 2011 compared to $636.7 million for the first half of fiscal 2010.  The increase in retail sales for the first half of fiscal 2011 was primarily due to an increase of $10.3 million in same-store sales.  The half year effect of nine new stores opened in fiscal 2010 increased retail sales by $14.6 million and the effect of five new stores opened in fiscal 2011 increased sales by $2.4 million for the first half of fiscal 2011.  The increase in sales was partially offset by a decrease in sales of approximately $4.1 million due to the effect of the closing of 12 stores in Texas during the first half of fiscal 2010.

The Company’s same-store sales increased 1.6% for the first half of fiscal 2011 compared to the first half of fiscal 2010.  The number of overall same-store-sales transaction counts increased by 1.7% and the average transaction size was flat at $9.52 for the first half of fiscal 2011 and fiscal 2010.

Gross Profit: Gross profit increased $13.2 million, or 5.0%, to $276.3 million for the first half of fiscal 2011 compared to $263.2 million for the first half of fiscal 2010.  As a percentage of net sales, overall gross margin increased to 40.6% for the first half of fiscal 2011 compared to 40.1% for the first half of fiscal 2010.  The increase in gross profit margin was primarily due to a decrease in shrinkage to 2.5% of net sales in the first half of fiscal 2011 from 3.2% of net sales in the first half of fiscal 2010.  This reduction in shrinkage is primarily due to a reduction in shrink reserves based on the trend of physical inventories taken during the first half of fiscal 2011. The decrease is offset by a slight increase in cost of products sold to 56.6% of net sales for the first half of fiscal 2011 compared to 56.5% of net sales for the first half of fiscal 2010.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $3.7 million, or 1.7%, to $215.3 million for the first half of fiscal 2011 compared to $219.0 million for the first half of fiscal 2010.  As a percentage of net sales, operating expenses decreased to 31.7% for the first half of fiscal 2011 from 33.3% for the first half of fiscal 2010.  Of the 160 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 40 basis points, corporate expenses decreased by 30 basis points, distribution and transportation decreased by 20 basis points and other items decreased by 70 basis points as described below.

Retail operating expenses for the first half of fiscal 2011 decreased as a percentage of net sales by 40 basis points to 23.2% of net sales, compared to 23.6% of net sales for the first half of fiscal 2010.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  These decreases were partially offset by slight increases in outside service fees and advertising as a percentage of net sales.

Distribution and transportation expenses for the first half of fiscal 2011 decreased as a percentage of net sales by 20 basis points to 4.8% of net sales, compared to 5.0% of net sales for the first half of fiscal 2010.  The decrease as a percentage of net sales was primarily due to improved labor efficiencies, trailer utilization, automated truck routing and increased use of the Company’s private fleet, partially offset by increases in fuel costs.

Corporate operating expenses for the first half of fiscal 2011 decreased as a percentage of net sales by 30 basis points to 3.3% of net sales, compared to 3.6% of net sales for the first half of fiscal 2010. The decrease as a percentage of net sales was primarily due to lower legal costs and various other expenses which were partially offset by a slight increase in payroll related expenses and repair and maintenance costs.

The remaining operating expenses decreased as a percentage of net sales by 70 basis points to 0.4% of net sales for the first half of fiscal 2011, compared to 1.1% of net sales for the first half of fiscal 2010.  The decrease in other operating expenses compared to the first half of fiscal 2010 was primarily due to lease termination and closing costs of approximately $1.4 million in the first half of fiscal 2010 related to the Company’s Texas operations.   In addition, stock-based compensation expense decreased by $2.6 million in the first half of fiscal 2011 compared to first half of fiscal 2010, primarily related to a decrease in performance stock unit expense.

Depreciation and Amortization: Depreciation and amortization decreased $0.3 million, or 2.3%, to $13.5 million for the first half of fiscal 2011 compared to $13.8 million for the first half of fiscal 2010.  The decrease was primarily a result of closing some of the Company’s Texas stores during the first half of fiscal 2010 and also due to the assets that became fully depreciated in existing stores compared to the amount of new depreciable assets added as a result of new store openings.  Depreciation as a percentage of net sales decreased to 2.0% from 2.1% of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income: Operating income was $47.5 million for the first half of fiscal 2011 compared to operating income of $30.4 million for the first half of fiscal 2010.  Operating income as a percentage of net sales was 7.0% for the first half of fiscal 2011 compared to 4.6% for the first half of fiscal 2010. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Income/ Expense, net: Other income was $0.3 million for the first half of fiscal 2011 compared to other expense of $0.4 million for the first half of fiscal 2010.  The change in other income and expense is primarily due to an investment impairment charge related to credit losses of approximately $0.1 million for the first half of fiscal 2011 compared to an investment impairment charge of approximately $0.8 million for the first half of fiscal 2010.  The interest income for the first half of fiscal 2011 decreased to $0.4 million from $0.6 million for the first half of fiscal 2010.  This decrease in interest income was offset by a decrease in interest expense of approximately $0.1 million.

Provision for Income Taxes: The provision for income taxes was $18.1 million for the first half of fiscal 2011 compared to $10.9 million for the first half of fiscal 2010, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.8% for the first half of fiscal 2011, compared to 36.3% for the first half of fiscal 2010.   There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2011.

Net Income: As a result of the items discussed above, net income for the first half of fiscal 2011 was $29.7 million compared to net income of $19.1 million for the first half of fiscal 2010.  Net income as a percentage of net sales was 4.4% for the first half of fiscal 2011 compared to net income of 2.9% for first half of fiscal 2010.

Liquidity and Capital Resources

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the fiscal year and can be affected by the timing and size of its purchases. As of the end of the second quarter of fiscal 2011, the Company held $192.4 million in cash and short and long-term marketable securities, and had no debt.

Net cash provided by operations during the first half of fiscal 2011 and 2010 was $15.3 million and $19.8 million, respectively, consisting primarily of $44.3 million and $38.2 million, respectively, of net income adjusted for non-cash items.  During the first half of fiscal 2011, the Company used cash of $29.4 million for working capital and provided cash of $0.3 million from other activities. During the first half of fiscal 2010, the Company used cash of $16.9 million for working capital and $1.5 million in other activities.  Net cash used by working capital activities for the first half of fiscal 2011 primarily reflects an increase in inventories and income taxes receivable.  The increase in inventories was primarily due to early purchases of seasonal items. These uses of working capital were partially offset by increases in accounts payable. Net cash used for working capital activities for the first half of fiscal 2010 primarily reflects increases in inventories, income taxes receivable and other assets.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable.

Net cash used in investing activities during the first half of fiscal 2011 and 2010, was $23.7 million and $17.2 million, respectively.  In the first half of fiscal 2011 and 2010, the Company used $15.5 million and $18.8 million, respectively, for the purchase of property and equipment.  The Company purchased $40.2 million of investments and received proceeds of $32.0 million from the sales and maturities of investments during the first half of fiscal 2011.  The Company received proceeds of $0.1 million from the disposal and sale of fixed assets during the first half of fiscal 2011.  The Company purchased $13.2 million of investments and received proceeds of $14.4 million from the sales and maturities of investments during the first half of fiscal 2010.

Net cash provided by financing activities during the first half of fiscal 2011 was $2.4 million, which is comprised primarily of $2.5 million in proceeds received from the exercise of stock options, partially offset by payments of $0.7 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan. Net cash provided in financing activities during the first half of fiscal 2010 was $2.3 million, which is composed primarily of proceeds of $2.8 million received from the exercise of stock options partially offset by payments of $1.1 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan.

                The Company estimates that total capital expenditures in fiscal 2011 will be approximately $46 million and relate principally to property acquisitions of approximately $22 million, $12 million for leasehold improvements, fixtures and equipment for new store openings, and $12 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first half of fiscal 2011.

The Company issues performance stock units as part of its equity incentive plan.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the second quarter of fiscal 2011, the Company withheld approximately 22,600 shares, to satisfy $0.4 million of employee tax obligations. During the second quarter of fiscal 2010, the Company withheld approximately 76,400 shares to satisfy $1.1 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of September 25, 2010, the Company had no off-balance sheet arrangements.

Contractual Obligations

                A summary of the Company’s contractual obligations is provided in the Company’s 2010 Form 10-K.  During the first half of fiscal 2011, there was no material change in the Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2011 and 2010 was $14.4 million and $15.0 million, respectively.  Rental expense charged to operations for the first half of fiscal 2011 and 2010 was $28.8 million and $30.9 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At September 25, 2010 and March 27, 2010, the Company had no variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the Company’s Consolidated Financial Statements for the quarter ended September 25, 2010, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At September 25, 2010, the Company had $49.6 million in securities maturing at various dates through May 2046, with approximately 76.0% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.9% of the Company’s investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At September 25, 2010, the fair value of investments approximated the carrying value.  Based on the investments outstanding at September 25, 2010, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.2 million or 0.1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2010.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2011, the Company did not make changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.

Phillip Kravis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.

The Company has also received a Notice of Violations of California Consumers Legal Remedies Act and Demand For Remedy on several separate occasions, alleging that the Company’s change in its pricing policy violates the California Consumers Legal Remedies Act (California Civil Code Section 1782) and, in the case of one such Notice, also alleging violations of California common law and the Arizona, Nevada, and Texas consumer protection statutes.  These notices generally demand that the Company replace its pricing policy and issue restitution to consumers, and threaten to file lawsuits against the Company if the Company fails to do so.

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

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Item 1A.	Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s 2010 Form 10-K, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through September 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	99¢ Only Stores 2010 Equity Incentive Plan (filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2010 and incorporated by reference herein).

10.2	Form of 2010 Equity Incentive Plan Stock Option Award Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2010 and incorporated by reference herein).

10.3
Form of 2010 Equity Incentive Plan Non-Employee Director Stock Option Award Agreement (filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2010 and incorporated by reference herein).

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

99¢ ONLY STORES
Date: November 3, 2010	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer