Form 10-Q
period 2010-12-25
99 CENTS ONLY STORES
filed 2011-02-02
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, No Par Value, 70,075,309 Shares as of January 31, 2011

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2010	March 27, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$23,955	$19,877
Short-term investments	179,526	155,657
Accounts receivable, net of allowance for doubtful accounts of $656 and $501 at December 25, 2010 and March 27, 2010, respectively	1,540	2,607
Income taxes receivable	3,509	4,985
Deferred income taxes	30,247	36,419
Inventories, net	202,282	171,198
Other	5,113	4,978
Total current assets	446,172	395,721
Property and equipment, net	287,007	278,858
Long-term deferred income taxes	32,913	34,483
Long-term investments in marketable securities	12,474	14,774
Assets held for sale	7,356	7,356
Deposits and other assets	14,823	14,794
Total assets	$800,745	$745,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,374	$42,593
Payroll and payroll-related	10,208	15,097
Sales tax	7,081	5,635
Other accrued expenses	20,841	21,398
Workers’ compensation	42,419	47,023
Current portion of capital lease obligation	74	70
Total current liabilities	124,997	131,816
Deferred rent	8,577	8,844
Deferred compensation liability	4,671	4,274
Capital lease obligation, net of current portion	393	449
Other liabilities	18	181
Total liabilities	138,656	145,564
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,061,221 shares at December 25, 2010 and 69,556,930 shares at March 27, 2010	251,583	246,353
Retained earnings	410,917	354,528
Other comprehensive loss	(411)	(459)
Total shareholders’ equity	662,089	600,422
Total liabilities and shareholders’ equity	$800,745	$745,986

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Third Quarter Ended		For the Three Quarters Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net Sales:
99¢ Only Stores	$354,121	$348,902	$1,013,923	$985,568
Bargain Wholesale	11,238	10,217	31,470	30,348
Total sales	365,359	359,119	1,045,393	1,015,916

Cost of sales (excluding depreciation and amortization expense shown separately below)	211,453	204,218	615,154	597,843
Gross profit	153,906	154,901	430,239	418,073
Selling, general and administrative expenses:
Operating expenses	105,035	109,317	320,339	328,301
Depreciation and amortization	6,802	6,985	20,303	20,803
Total selling, general and administrative expenses	111,837	116,302	340,642	349,104
Operating income	42,069	38,599	89,597	68,969
Other (income) expense:
Interest income	(194)	(244)	(635)	(855)
Interest expense	31	32	42	207
Other-than-temporary investment impairment due to credit losses	—	—	112	843
Other	(10)	—	(24)	(18)
Total other (income) expense, net	(173)	(212)	(505)	177
Income before provision for income taxes	42,242	38,811	90,102	68,792
Provision for income taxes	15,603	14,326	33,713	25,199
Net income	$26,639	$24,485	$56,389	$43,593
Earnings per common share:
Basic	$0.38	$0.36	$0.81	$0.64
Diluted	$0.38	$0.35	$0.79	$0.63
Weighted average number of common shares outstanding:
Basic	70,050	68,788	69,871	68,596
Diluted	71,005	69,728	70,966	69,266

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	December 25, 2010	December 26, 2009
Cash flows from operating activities:
Net income	$56,389	$43,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,303	20,803
Loss (gain) on disposal of fixed assets	177	(605)
Long-lived asset impairment	—	431
Investments impairment	112	843
Excess tax benefit from share-based payment arrangements	(1,196)	(933)
Deferred income taxes	6,419	1,077
Stock-based compensation expense	2,255	5,652
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,067	375
Inventories	(30,487)	(25,266)
Deposits and other assets	(289)	103
Accounts payable	2,462	11,506
Accrued expenses	(1,513)	6,797
Accrued workers’ compensation	(4,604)	2,734
Income taxes	1,476	(270)
Deferred rent	(267)	(1,311)
Other long-term liabilities	(163)	(474)
Net cash provided by operating activities	52,141	65,055
Cash flows from investing activities:
Purchases of property and equipment	(29,354)	(24,410)
Proceeds from sale of fixed assets	57	905
Purchases of investments	(58,066)	(64,032)
Sales of investments	36,377	21,213
Net cash used in investing activities	(50,986)	(66,324)
Cash flows from financing activities:
Repurchases of common stock related to issuance of performance stock units	(1,459)	(1,761)
Acquisition of noncontrolling interest of a partnership	—	(275)
Payments of capital lease obligation	(52)	(48)
Proceeds from exercise of stock options	3,238	3,745
Excess tax benefit from share-based payment arrangements	1,196	933
Net cash provided by financing activities	2,923	2,594
Net increase in cash	4,078	1,325
Cash and cash equivalents - beginning of period	19,877	21,930
Cash and cash equivalents - end of period	$23,955	$23,255

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

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.   Fiscal 2011 began on March 28, 2010 and will end on April 2, 2011, and will consist of 53 weeks, with the one additional week included in our fourth quarter.  Fiscal 2010 began on March 29, 2009 and ended March 27, 2010, and consisted of 52 weeks.   The third quarter ended December 25, 2010 (“third quarter of fiscal 2011”) and third quarter ended December 26, 2009 (“third quarter of fiscal 2010”) were each comprised of 91 days.  The period ended December 25, 2010 (“the first three quarters of fiscal 2011”) and the period ended December 26, 2009 (“the first three quarters of fiscal 2010”) were each comprised of 273 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of December 25, 2010, the Company operated 280 retail stores with 208 in California, 34 in Texas, 26 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various products.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balances held at financial institutions are generally in excess of federally insured limits.  The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company places its temporary cash investments with what it believes to be high credit quality financial institutions.

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

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”).   These investments are carried at fair value, based on quoted market prices or other readily available market information. Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets. Gains and losses are recognized when realized in the Company’s Consolidated Statements of Income. When it is determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings.

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

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of December 25, 2010 and March 27, 2010, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months in the amounts of approximately $4.2 million and $4.8 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the third quarter and the first three quarters of fiscal 2011, the Company did not record any asset impairment charges.  During the third quarter of fiscal 2010, the Company did not record any asset impairment charges.  During the first three quarters of fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.

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

Stock-Based Compensation

The Company has an equity incentive plan in effect under which the Company grants stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years. Stock options typically have a term of 10 years. The fair value of the PSUs and RSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met. The compensation expense related to RSUs is recognized based on the number of shares expected to vest.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

During the first three quarters of fiscal 2011, the Company increased its estimated lease termination costs accrual by $0.5 million for its Texas stores closed in previous periods. During the first three quarters of fiscal 2010, the Company accrued $1.4 million in lease termination costs associated with the closing of some of its Texas stores. See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 25, 2010 and March 27, 2010.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million and $1.2 million for the third quarter of fiscal 2011 and 2010, respectively.  Advertising expenses were $4.0 million and $3.0 million for the first three quarters of fiscal 2011 and 2010, respectively.

Statements of Cash Flows

Cash payments for income taxes were $23.3 million and $20.9 million for the first three quarters of fiscal 2011 and 2010, respectively.  Non-cash investing activities included $0.7 million and $0.6 million in fixed assets purchase accruals for the first three quarters of fiscal 2011 and 2010, respectively.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 25, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$144,396	$144,396	$—	$—
Auction rate securities	9,390	—	—	9,390
Municipal bonds	33,373	—	33,373	—
Asset-backed securities	1,979	—	1,979	—
Corporate securities	2,862	1,613	1,249	—
Total available for sale securities	$192,000	$146,009	$36,601	$9,390

Other assets – assets that fund deferred compensation	$4,671	$4,671	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,671	$4,671	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $144.4 million and $1.6 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes $4.7 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $33.4 million, $2.0 million and $1.2 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $9.4 million. The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values based on the September 25, 2010 valuation report provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.

Based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.1 million was recognized in earnings for the first three quarters of fiscal 2011 for the Company’s auction rate securities. For the first three quarters of fiscal 2010, the Company recorded an other-than-temporary impairment related to credit losses of $0.6 million for its auction rate securities.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the third quarter and the first three quarters of fiscal 2011.

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

Level 3 investments include auction rate securities of $10.0 million.  The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values based on the March 27, 2010 valuation report provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Third Quarter Ended		For the Three Quarters Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Description
Beginning balance	$9,590	$10,328	$10,019	$10,722
Transfers into Level 3	—	—	—	—
Total realized/unrealized gain (loss):
Included in earnings	10	—	(88)	(568)
Included in other comprehensive loss	(10)	272	31	1,168
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(200)	(224)	(572)	(946)
Ending balance	$9,390	$10,376	$9,390	$10,376

Total amount of unrealized gains (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$(10)	$272	$31	$1,168

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 25, 2010	March 27, 2010
Property and equipment
Land	$84,538	$78,836
Buildings	98,323	96,196
Buildings improvements	74,588	70,015
Leasehold improvements	122,183	122,087
Fixtures and equipment	126,845	121,420
Transportation equipment	6,515	5,718
Construction in progress	19,467	12,086
Total property and equipment	532,459	506,358
Less: accumulated depreciation and amortization	(245,452)	(227,500)
Property and equipment, net	$287,007	$278,858

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 25, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$144,396	$—	$—	$144,396
Auction rate securities	10,010	—	(620)	9,390
Municipal bonds	33,373	—	—	33,373
Asset-backed securities	1,990	45	(56)	1,979
Corporate securities	2,916	63	(117)	2,862
Total	$192,685	$108	$(793)	$192,000

Reported as:
Short-term investments				$179,526
Long-term investments in marketable securities				12,474
Total				$192,000

	March 27, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Commercial paper and money market	$118,831	$—	$—	$118,831
Auction rate securities	10,668	47	(696)	10,019
Municipal bonds	35,171	—	—	35,171
Asset-backed securities	3,231	3	(148)	3,086
Corporate securities	3,296	92	(64)	3,324
Total	$171,197	$142	$(908)	$170,431

Reported as:
Short-term investments				$155,657
Long-term investments in marketable securities				14,774
Total				$170,431

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $9.4 million and $10.0 million of its auction rate securities in non-current assets on the Company’s balance sheet as of December 25, 2010 and March 27, 2010 respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of December 25, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$33,462	$33,522
Due after one year through five years	1,215	1,212
Due after five years	11,892	11,257
	$46,569	$45,991

Realized gains from the sale of marketable securities for the third quarter and first three quarters of fiscal 2011 were less than $0.1 million, and realized gains from the sale of marketable securities for the third quarter and first three quarters of fiscal 2010 were less than $0.1 million. There was no impairment charge related to credit losses in the third quarter of fiscal 2011.  The Company recorded an impairment charge related to credit losses on its auction rate securities of approximately $0.1 million during the first three quarters of fiscal 2011.   There was no impairment charge related to credit losses in the third quarter of fiscal 2010. The Company recorded an investment impairment charge of approximately $0.6 million and $0.3 million related to credit losses on its auction rate securities and its Bank of America perpetual preferred stock, respectively, for the first three quarters of fiscal 2010.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.7 million and $0.8 million as of December 25, 2010 and March 27, 2010, respectively.  The tax effected losses on net unrealized holdings of marketable securities were less than $0.1 million for the third quarter and the tax effected gains on net unrealized gains were less than $0.1 million for the first three quarters of fiscal 2011. The tax effected gains on net unrealized holdings of marketable securities were $0.2 million and $1.6 million for the third quarter and first three quarters of fiscal 2010, respectively.  These tax effected gains are included in other comprehensive income.

Proceeds from the sales of marketable securities were $4.4 million and $36.4 million for the third quarter and first three quarters of fiscal 2011, respectively.  Proceeds from the sales of marketable securities were $6.8 million and $21.2 million for the third quarter and first three quarters of fiscal 2010, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 25, 2010
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	—	—	593	(56)
Corporate securities	1,099	(8)	620	(109)
Auction rate securities	395	(3)	8,995	(617)
	$1,494	$(11)	$10,208	$(782)

As of December 25, 2010, there was approximately $0.8 million of unrealized losses for twelve months or greater and less than $0.1 million unrealized losses for less than 12 months, consisting of 21 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

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

There was no impairment charge related to credit losses in the third quarter of fiscal 2011. During the first three quarters of fiscal 2011, the Company recorded $0.1 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  There was no impairment charge related to credit losses in the third quarter of fiscal 2010. The Company recorded an investment impairment charge related to credit losses on its Bank of America perpetual preferred stock of approximately $0.3 million and an investment impairment charge related to credit losses of approximately $0.6 million on its auction rate securities for the first three quarter of fiscal 2010.  For the third quarter and first three quarters of fiscal 2011 and fiscal 2010, the Company did not have any non-credit related other-than-temporary losses on any of its securities. Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the third quarter and the first three quarters of fiscal 2011 (in thousands):

	For the Third Quarter Ended	For the Three Quarters Ended
	December 25, 2010	December 25, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$—	$112
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$—	$112

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the third quarter and first three quarters of fiscal 2010 (in thousands):

	For the Third Quarter Ended	For the Three Quarters Ended
	December 26, 2009	December 26, 2009
Total gross unrealized losses on other-than-temporary impaired securities	$—	$843
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$—	$843

4.	Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net income	$26,639	$24,485	$56,389	$43,593
Unrealized holding gains (losses) on marketable securities, net of tax effects of $3 each for the third quarter and first three quarters of fiscal 2011, respectively	5	245	(4)	1,112
Reclassification adjustment, net of tax effects	(7)	—	52	505
Total unrealized holding gains (losses), net	(2)	245	48	1,617
Total comprehensive income	$26,637	$24,730	$56,437	$45,210

5.	Earnings Per Share

“Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net income	$26,639	$24,485	$56,389	$43,593

Weighted average number of common shares outstanding – basic	70,050	68,788	69,871	68,596
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	955	940	1,095	670
Weighted average number of common shares outstanding – diluted	71,005	69,728	70,966	69,266
Basic earnings per share	$0.38	$0.36	$0.81	$0.64
Diluted earnings per share	$0.38	$0.35	$0.79	$0.63

For the third quarter and first three quarters of fiscal 2011, 1.9 million each of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the third quarter and first three quarters of fiscal 2010, 2.5 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.	Stock-Based Compensation

On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s Common Stock, of which 4,964,000 were available as of December 25, 2010 for future awards. This includes the unused capacity that will be rolled over from the 1996 Plan and that will become subject to the terms of the 2010 Plan, whereas any awards under the 1996 Plan that are outstanding as of the effective date shall continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant. The plan will expire in 2020.  For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

Stock Option Activity

Option activity under the Company’s equity incentive plans in the first three quarters of fiscal 2011 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	4,133,000	$17.23
Granted	36,000	$17.88
Exercised	(331,000)	$9.78
Cancelled	(502,000)	$17.11
Outstanding at the end of the period	3,336,000	$17.99	3.80	$8,932,000
Exercisable at the end of the period	3,085,000	$18.71	3.49	$7,162,000

For the third quarter and first three quarters of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to stock options of $0.2 million and $0.7 million, respectively, which was recorded as operating expense.  For the third quarter and first three quarters of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to stock options of $0.3 million and $1.0 million, respectively, which was recorded as operating expense.  As of December 25, 2010, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the first three quarters of fiscal 2011 and 2010 was $0.4 million and $1.7 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the terms of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of December 25, 2010, the Company had 0.6 million PSUs outstanding. The following table summarizes the PSUs activity in the first three quarters of fiscal 2011:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	993,000	$7.12
Granted	—	$—
Forfeited	(77,000)	$8.38
Converted to common shares	(268,000)	$7.08
Outstanding at the end of the period	648,000	$6.99

Vested at the end of the period	144,000	$7.23

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the third quarter and the first three quarters of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.5 million and $1.5 million, respectively, which was recorded as operating expense.  For the third quarter and the first three quarters of fiscal 2010, the Company incurred non-cash stock-based compensation expense related to PSUs of $1.3 million and $4.7 million, respectively, which was recorded as operating expense.  There were 0.4 million PSUs vested during the first three quarters of fiscal 2011 of which 0.3 million PSUs were issued during the first three quarters of fiscal 2011.  As of December 25, 2010, the unvested future compensation expense through fiscal year 2013 was approximately $2.4 million, assuming all vesting criteria will be met.

Restricted Stock Units

According to the Company’s equity incentive plan, the Compensation Committee of the Company's Board of Directors granted time-based restricted stock units (“RSUs”) to certain non-officer employees of the Company as a long-term, incentive award.  RSUs will cliff vest three years after being granted if the employees are still employed by the Company at such time.

The following table summarizes the RSUs activity in the first three quarters of fiscal 2011:

	Number of Shares	Weighted Average Fair Value
RSUs outstanding at the beginning of the period	—	$—
Granted	23,000	$17.88
Forfeited	(5,000)	$17.88
Vested	—	$—
Outstanding at the end of the period	18,000	$17.88

Vested at the end of the period	—	$—

The stock based compensation expense for RSUs is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The Company started to recognize compensation expenses related to RSUs during the third quarter of fiscal 2011. For the third quarter and the first three quarters of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to RSUs of less than $0.1 million, which was recorded as operating expense. As of December 25, 2010, the Company had less than 0.1 million RSUs outstanding and compensation costs related to unvested share-based awards not yet recognized amounted to $0.2 million.

7.	Variable Interest Entities

At December 25, 2010 and December 26, 2009, the Company had no variable interest entities.

8.	New Accounting Standards

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

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets” (“ASC 860”), previously referred to as SFAS No. 166.  The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

9.	Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of December 25, 2010 and March 27, 2010 and does not maintain any credit facilities with any financial institutions.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At December 25, 2010 and March 27, 2010, the Company had recorded a liability of $42.3 million and $46.9 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of approximately $0.1 million at December 25, 2010 and March 27, 2010 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs amended their complaint.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs amended the complaint.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities, or the amount of potential loss, if any, the Company could face as a result of such lawsuits or actions.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent similar to the .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price-signed in the stores such that it would not cause a reasonable consumer to be deceived, and we intend to vigorously defend these lawsuits as well as any such other lawsuit or action that may arise.

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

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of December 25, 2010, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of the Company’s common stock under this program.  The Company did not make any common stock repurchases for the first three quarters of fiscal 2011.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the applicable employees.  During the third quarter of fiscal 2011, the Company withheld approximately 49,000 shares to satisfy $0.7 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.	Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease terminations costs related to closing some of these stores.  As of March 27, 2010, the Company had an estimated lease termination costs accrual of approximately $2.9 million.  During the first three quarters of fiscal 2011, the Company increased the estimated lease termination costs accrual by approximately $0.5 million and paid approximately $1.7 million related to these costs.  As of December 25, 2010, the remaining balance of the Company’s estimated lease termination costs accrual was $1.7 million and is expected to be paid by the end of fiscal 2012.  As of December 25, 2010, the Company operated 34 stores in Texas.

12.	Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at December 25, 2010 was $7.4 million.  Due to market conditions and the size of the warehouse, the Company has classified the warehouse as a long-term asset on its Consolidated Balance Sheets.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

13.	Other Current Liabilities

Other current liabilities as of December 25, 2010 and March 27, 2010 are as follows:

	December 25, 2010	March 27, 2010
	(Amounts in thousands)

Accrued legal reserves and fees	$1,430	$1,309
Accrued property taxes	3,373	3,130
Accrued utilities	3,318	2,728
Accrued rent and related expenses	4,300	6,794
Accrued accounting fees	397	823
Accrued advertising	581	470
Accrued outside services	1,141	866
Accrued bank fees	821	659
Accrued repairs and maintenance	387	342
Other	5,093	4,277
Total other current liabilities	$20,841	$21,398

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

For the third quarter of fiscal 2011, the Company had net sales of $365.4 million, operating income of $42.1 million and net income of $26.6 million.  Sales increased during the third quarter of fiscal 2011 primarily due to the full quarter effect of five new stores opened in fiscal 2010, and the effect of six new stores opened in fiscal 2011.  For the first three quarters of fiscal 2011, the Company had net sales of $1,045.4 million, operating income of $89.6 million and net income of $56.4 million. Sales increased during the first three quarters of fiscal 2011, primarily due to a 0.8% increase in same-store sales, the full year effect of nine new stores opened in fiscal 2010 and the effect of six new stores opened in fiscal 2011. The increase in sales during the first three quarters of fiscal 2011 was partially offset by the effect of closing one store in California.

During the third quarter of fiscal 2011, the Company opened one store in Southern California. The Company plans to open approximately four stores during the fourth quarter of fiscal 2011, with the majority of new stores expected to be opened in California.

The Company believes that growth in sales for fiscal 2011 will primarily result from new store openings in its existing territories and increases in same-store sales.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. The Company receives various cash discounts, allowances and rebates from its vendors.  Such items are included as reductions of cost of sales as merchandise is sold. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $16.8 million and $16.9 million for the third quarter of fiscal 2011 and 2010, respectively, and totaled $49.6 million and $49.8 million for the first three quarters of fiscal 2011 and 2010, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended		For the Three Quarters Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
NET SALES:
99¢ Only Stores	96.9%	97.2%	97.0%	97.0%
Bargain Wholesale	3.1	2.8	3.0	3.0
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	57.9	56.9	58.8	58.8
Gross profit	42.1	43.1	41.2	41.2

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	28.7	30.4	30.6	32.3
Depreciation and amortization	1.9	1.9	1.9	2.0
Total selling, general and administrative expenses	30.6	32.4	32.6	34.4
Operating income	11.5	10.7	8.6	6.8
OTHER (INCOME) EXPENSE:
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Other-than-temporary investment impairment due to credit losses	0.0	0.0	0.0	0.1
Other	0.0	0.0	0.0	0.0
Total other (income) expense, net	0.0	(0.1)	0.0	0.0
Income before provision for incomes taxes	11.6	10.8	8.6	6.8
Provision for income taxes	4.3	4.0	3.2	2.5
NET INCOME	7.3%	6.8%	5.4%	4.3%

For the Third Quarter Ended December 25, 2010 Compared to the Third Quarter Ended December 26, 2009

Net Sales: Net sales increased $6.2 million, or 1.7%, to $365.4 million for the third quarter of fiscal 2011 compared to $359.1 million for the third quarter of fiscal 2010.  Retail sales increased $5.2 million, or 1.5%, to $354.1 million for the third quarter of fiscal 2011 compared to $348.9 million for the third quarter of fiscal 2010.  The increase in retail sales for the third quarter of fiscal 2011 was primarily due to the full quarter effect of five new stores opened in fiscal 2010 which increased retail sales by $4.0 million and the effect of six new stores opened in fiscal 2011 which increased sales by $5.5 million for the third quarter of fiscal 2011.  The increase in sales was partially offset by a decrease of $2.4 million in same-store sales primarily due to a lower average same-store transaction size during the quarter compounded by the impact of heavy rain in the Company’s major markets in December, especially during the last week before Christmas. Additionally, an early freeze and adverse weather conditions led to less available produce from the Company’s suppliers which negatively impacted the sales for the third quarter of fiscal 2011. The remaining decrease in sales of approximately $1.9 million is due to the closing of one store in California during the second quarter of fiscal 2011.

The Company’s same-store sales decreased 0.7% for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The number of overall same-store-sales transaction counts increased by 0.7% and the average transaction size decreased to $9.59 from $9.73 for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Gross Profit: Gross profit decreased $1.0 million, or 0.6%, to $153.9 million for the third quarter of fiscal 2011 compared to $154.9 million for the third quarter of fiscal 2010.  As a percentage of net sales, overall gross margin decreased to 42.1% for the third quarter of fiscal 2011 compared to 43.1% for the third quarter of fiscal 2010.  The decrease in gross profit margin was primarily due to an increase in shrinkage to 2.3% of net sales in the third quarter of fiscal 2011 from 1.9% of net sales in the third quarter of fiscal 2010. The increase in shrinkage was primarily due to a one time reduction in shrink reserves of $1.4 million for Texas during the third quarter of fiscal 2010. The cost of products sold increased slightly to 55.1% of net sales for the third quarter of fiscal 2011 compared to 54.9% of net sales for the third quarter of fiscal 2010 primarily due to product mix.  The remaining change was mainly due to an increase in freight costs by 50 basis points partially offset by decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $4.3 million, or 3.9%, to $105.0 million for the third quarter of fiscal 2011 compared to $109.3 million for the third quarter of fiscal 2010.  As a percentage of net sales, operating expenses decreased to 28.7% for the third quarter of fiscal 2011 from 30.4% for the third quarter of fiscal 2010.  Of the 170 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 50 basis points, distribution and transportation decreased by 20 basis points, corporate expenses decreased by 30 basis points and other items decreased by 70 basis points as described below.

Retail operating expenses for the third quarter of fiscal 2011 decreased as a percentage of net sales by 50 basis points to 21.4% of net sales, compared to 21.9% of net sales for the third quarter of fiscal 2010.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  These decreases were partially offset by slight increases in utilities, outside service fees and advertising expenses as a percentage of net sales.

Distribution and transportation expenses for the third quarter of fiscal 2011 decreased as a percentage of net sales by 20 basis points to 4.5% of net sales, compared to 4.7% of net sales for the third quarter of fiscal 2010.  The decrease as a percentage of net sales was primarily due to lower payroll-related expenses and lower expenses for supplies, which were partially offset by higher repair and maintenance expenses and diesel fuel costs.

Corporate operating expenses for the third quarter of fiscal 2011 decreased as a percentage of net sales by 30 basis points to 2.9% of net sales, compared to 3.2% of net sales for the third quarter of fiscal 2010. The decrease was primarily due to lower salaries, consulting and professional fees and various other expenses as a percentage of net sales which were partially offset by a slight increase in legal costs.

The remaining operating expenses for the third quarter of fiscal 2011 and fiscal 2010 decreased as a percentage of net sales by 70 basis points to a negative 0.2% of net sales compared to 0.5% of net sales for the third quarter of fiscal 2010.  The decrease in other operating expenses compared to the third quarter of fiscal 2010, was primarily related to proceeds from a legal settlement of approximately $2.2 million in the third quarter of fiscal 2011.  In addition, stock based compensation was lower by approximately $0.8 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Depreciation and Amortization: Depreciation and amortization decreased $0.2 million, or 2.6%, to $6.8 million for the third quarter of fiscal 2011 compared to $7.0 million for the third quarter of fiscal 2010.  The decrease was primarily a result of assets that became fully depreciated compared to the amount of new depreciable assets added.  Depreciation was flat at 1.9% of net sales for the third quarter of fiscal 2011 and fiscal 2010.

Operating Income: Operating income was $42.1 million for the third quarter of fiscal 2011 compared to operating income of $38.6 million for the third quarter of fiscal 2010.  Operating income as a percentage of net sales was 11.5% for the third quarter of fiscal 2011 compared to 10.7% for the third quarter of fiscal 2010.  This was primarily due to changes in gross margin and operating expenses discussed above.

Other Income/Expense, net: Other income was flat at $0.2 million for the third quarter of fiscal 2011 and fiscal 2010.

Provision for Income Taxes: The provision for income taxes was $15.6 million for the third quarter of fiscal 2011 compared to $14.3 million for the third quarter of fiscal 2010, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 36.9% for the third quarter of fiscal 2011 and fiscal 2010.  There was no material change in the net amount of unrecognized tax benefits in the third quarter of fiscal 2011.

Net Income: As a result of the items discussed above, net income for the third quarter of fiscal 2011 was $26.6 million compared to net income of $24.5 million for the third quarter of fiscal 2010.  Net income as a percentage of net sales was 7.3% for the third quarter of fiscal 2011 compared to net income of 6.8% for the third quarter of fiscal 2010.

For the First Three Quarters Ended December 25, 2010 Compared to the First Three Quarters Ended December 26, 2009

Net Sales: Net sales increased $29.5 million, or 2.9%, to $1,045.4 million for the first three quarters of fiscal 2011 compared to $1,015.9 million for the first three quarters of fiscal 2010.  Retail sales increased $28.4 million, or 2.9%, to $1,013.9 million for the first three quarters of fiscal 2011 compared to $985.6 million for the first three quarters of fiscal 2010.  The increase in retail sales for the first three quarters of fiscal 2011 was primarily due to an increase of $7.9 million in same-store sales.  The full year effect of nine new stores opened in fiscal 2010 increased retail sales by $18.6 million and the effect of six new stores opened in fiscal 2011 increased sales by $7.9 million for the first three quarters of fiscal 2011.  The increase in sales was partially offset by a decrease in sales of approximately $6.0 million due to the effect of the closing of 12 stores in Texas during the first three quarters of fiscal 2010 and the closing of one store in California during the second quarter of fiscal 2011.

The Company’s same-store sales increased 0.8% for the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010.  The number of overall same-store-sales transaction counts increased by 1.3% and the average transaction size decreased to $9.54 from $9.59 for the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010.

Gross Profit: Gross profit increased $12.2 million, or 2.9%, to $430.2 million for the first three quarters of fiscal 2011 compared to $418.1 million for the first three quarters of fiscal 2010.  As a percentage of net sales, overall gross margin was flat at 41.2% for the first three quarters of fiscal 2011 and fiscal 2010.  Among gross margin components, during the first three quarters of fiscal 2011, shrinkage decreased to 2.4% of net sales from 2.8% of net sales in the first three quarters of fiscal 2010.  This reduction in shrinkage was primarily due to a reduction in shrink reserves based on the trend of physical inventories taken during the first three quarters of fiscal 2011. The decrease is offset by a slight increase in cost of products sold to 56.1% of net sales for the first three quarters of fiscal 2011 compared to 55.9% of net sales for the first three quarters of fiscal 2010. The remaining change was mainly due to an increase in freight costs by 30 basis points partially offset by decreases in other less significant items included in cost of sales.

Operating Expenses:  Operating expenses decreased by $8.0 million, or 2.4%, to $320.3 million for the first three quarters of fiscal 2011 compared to $328.3 million for the first three quarters of fiscal 2010.  As a percentage of net sales, operating expenses decreased to 30.6% for the first three quarters of fiscal 2011 from 32.3% for the first three quarters of fiscal 2010.  Of the 170 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 50 basis points, distribution and transportation decreased by 20 basis points, corporate expenses decreased by 40 basis points and other items decreased by 60 basis points as described below.

Retail operating expenses for the first three quarters of fiscal 2011 decreased as a percentage of net sales by 50 basis points to 22.5% of net sales, compared to 23.0% of net sales for the first three quarters of fiscal 2010.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  These decreases were partially offset by slight increases in utilities expenses, outside service fees and advertising as a percentage of net sales.

Distribution and transportation expenses for the first three quarters of fiscal 2011 decreased as a percentage of net sales by 20 basis points to 4.7% of net sales, compared to 4.9% of net sales for the first three quarters of fiscal 2010.  The decrease as a percentage of net sales was primarily due to improved labor efficiencies, trailer utilization, automated truck routing and increased use of the Company’s private fleet, partially offset by increases in diesel fuel costs.

Corporate operating expenses for the first three quarters of fiscal 2011 decreased as a percentage of net sales by 40 basis points to 3.1% of net sales, compared to 3.5% of net sales for the first three quarters of fiscal 2010. The decrease as a percentage of net sales was primarily due to lower consulting and professional fees, legal costs and various other expenses which were partially offset by a slight increase in repair and maintenance costs.

The remaining operating expenses decreased as a percentage of net sales by 60 basis points to 0.2% of net sales for the first three quarters of fiscal 2011, compared to 0.8% of net sales for the first three quarters of fiscal 2010.  The decrease in other operating expenses was primarily due to the reduction of stock-based compensation by approximately $3.4 million for the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010, related to a decrease in performance stock unit expense.  In addition, the decrease in other operating expenses compared to the first three quarters of fiscal 2010 was due to the proceeds from a legal settlement of approximately $2.2 million in the third quarter of fiscal 2011.  The decrease in other operating expenses compared to the first three quarters of fiscal 2010 was also due to lease termination and closing costs of approximately $1.4 million related to the Company’s Texas operations which were included in the first three quarters of fiscal 2010.

Depreciation and Amortization: Depreciation and amortization decreased $0.5 million, or 2.4%, to $20.3 million for the first three quarters of fiscal 2011 compared to $20.8 million for the first three quarters of fiscal 2010.  The decrease was primarily as a result of closing some of the Company’s Texas stores during the first three quarters of fiscal 2010 and also due to the assets that became fully depreciated compared to the amount of new depreciable assets added.  Depreciation as a percentage of net sales decreased to 1.9% from 2.0% of net sales for the reasons discussed above as well as due to sales improvements.

Operating Income: Operating income was $89.6 million for the first three quarters of fiscal 2011 compared to operating income of $69.0 million for the first three quarters of fiscal 2010.  Operating income as a percentage of net sales was 8.6% for the first three quarters of fiscal 2011 compared to 6.8% for the first three quarters of fiscal 2010. This was primarily due to changes in gross margin and operating expenses discussed above.

Other Income/Expense, net: Other income was $0.5 million for the first three quarters of fiscal 2011 compared to other expense of $0.2 million for the first three quarters of fiscal 2010.  The change in other income and expense is primarily due to an investment impairment charge related to credit losses of approximately $0.1 million for the first three quarters of fiscal 2011 compared to an investment impairment charge of approximately $0.8 million for the first three quarters of fiscal 2010. Interest income for the first three quarters of fiscal 2011 decreased to $0.6 million compared to $0.9 million for the first three quarters of fiscal 2010.  This decrease in interest income was partially offset by a decrease in interest expense of approximately $0.1 million.

Provision for Income Taxes: The provision for income taxes was $33.7 million for the first three quarters of fiscal 2011 compared to $25.2 million for the first three quarters of fiscal 2010, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.4% for the first three quarters of fiscal 2011, compared to 36.6% for the first three quarters of fiscal 2010.  There was no material change in the net amount of unrecognized tax benefits in the first three quarters of fiscal 2011.

Net Income: As a result of the items discussed above, net income for the first three quarters of fiscal 2011 was $56.4 million compared to net income of $43.6 million for the first three quarters of fiscal 2010.  Net income as a percentage of net sales was 5.4% for the first three quarters of fiscal 2011 compared to net income of 4.3% for first three quarters of fiscal 2010.

Liquidity and Capital Resources

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the fiscal year and can be affected by the timing and size of its purchases. As of the end of the third quarter of fiscal 2011, the Company held $216.0 million in cash and short and long-term marketable securities, and had no debt.

Net cash provided by operations during the first three quarters of fiscal 2011 and 2010 was $52.1 million and $65.1 million, respectively, consisting primarily of $84.5 million and $70.9 million, respectively, of net income adjusted for non-cash items.  During the first three quarters of fiscal 2011, the Company used cash of $31.7 million for working capital and $0.6 million from other activities. During the first three quarters of fiscal 2010, the Company used cash of $4.1 million for working capital and $1.7 million in other activities.  Net cash used by working capital activities for the first three quarters of fiscal 2011 primarily reflects an increase in inventories and a decrease in accrued expenses.  The increase in inventories was primarily due to seasonal changes, additional stores, opportunistic buying and improvement in stock position. These uses of working capital were partially offset by increases in accounts payable and a decrease in income taxes receivable. Net cash used for working capital activities for the first three quarters of fiscal 2010 primarily reflects an increase in inventories, a decrease in deferred rent, an increase in income taxes receivable and a decrease in other liabilities.  The increase in inventories was primarily due to the increase in sales. These uses of working capital were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities during the first three quarters of fiscal 2011 and 2010, was $51.0 million and $66.3 million, respectively.  In the first three quarters of fiscal 2011 and 2010, the Company used $29.4 million and $24.4 million, respectively, for the purchase of property and equipment.  The Company purchased $58.1 million of investments and received proceeds of $36.4 million from the sales and maturities of investments during the first three quarters of fiscal 2011.  The Company received proceeds of $0.1 million from the disposal and sale of fixed assets during the first three quarters of fiscal 2011.  The Company purchased $64.0 million and received proceeds of $21.2 million from the sales and maturities of investments during the first three quarters of fiscal 2010.  The Company received proceeds of $0.9 million from the disposal and sale of fixed assets during the first three quarters of fiscal 2010.

Net cash provided by financing activities during the first three quarters of fiscal 2011 was $2.9 million, which is comprised primarily of $3.2 million in proceeds received from the exercise of stock options, partially offset by payments of $1.5 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan. Net cash provided by financing activities during the first three quarters of fiscal 2010 was $2.6 million, which is composed primarily of proceeds of $3.7 million received from the exercise of stock options partially offset by payments of $1.8 million related to the issuance of performance stock units as part of the Company’s equity incentive plan.

The Company estimates that total capital expenditures in fiscal 2011 will be approximately $55 million and relate principally to property acquisitions of approximately $30 million, $13 million for leasehold improvements, fixtures and equipment for new store openings, and $12 million for other capital projects including information technology. The Company intends to fund its liquidity requirements for the next 12 months out of net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first three quarters of fiscal 2011.

The Company issues performance stock units as part of its equity incentive plan.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the third quarter and the first three quarters of fiscal 2011, the Company withheld approximately 49,000 shares and 94,500 shares, to satisfy $0.7 million and $1.5 million of employee tax obligations. During the third quarter and the first three quarters of fiscal 2010, the Company withheld approximately 51,700 shares and 128,100 shares, respectively, to satisfy $0.7 million and $1.8 million, respectively, of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of December 25, 2010, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 2010 Form 10-K.  During the first three quarters of fiscal 2011, there was no material change in the Company’s contractual obligations as previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the third quarter of fiscal 2011 and 2010 was $14.1 million and $14.5 million, respectively.  Rental expense charged to operations for the first three quarters of fiscal 2011 and 2010 was $42.9 million and $45.4 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At December 25, 2010 and March 27, 2010, the Company had no variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative preannouncements is contained in Note 8 to the Company’s Consolidated Financial Statements for the quarter ended December 25, 2010, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  At December 25, 2010, the Company had $47.6 million in securities maturing at various dates through May 2046, with approximately 73.8% maturing within one year.  The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.8% of the Company’s investment portfolio.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition. The Company does not enter into any derivative or interest rate hedging transactions.  At December 25, 2010, the fair value of investments approximated the carrying value.  Based on the investments outstanding at December 25, 2010, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.2 million or 0.1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2010.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2011, the Company did not make changes in its internal control over financial reporting that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs amended their complaint.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs amended the complaint.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities, or the amount of potential loss, if any, the Company could face as a result of such lawsuits or actions.  We believe our pricing structure is lawful, and that our .99 cent pricing policy has an established precedent similar to the .9 cent pricing policy used for decades by gas stations across the country. We believe our .99 cent pricing policy has been well publicized with items properly price-signed in the stores such that it would not cause a reasonable consumer to be deceived, and we intend to vigorously defend these lawsuits as well as any such other lawsuit or action that may arise.

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

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s 2010 Form 10-K, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through December 25, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

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

99¢ ONLY STORES
Date: February 2, 2011	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer