Form 10-K
period 2011-04-02
99 CENTS ONLY STORES
filed 2011-05-26
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 24, 2010 was $863,925,310 based on a $18.55 closing price for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, No Par Value, 70,434,721 Shares as of May 24, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Annual Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and other documents the Company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-Q and any current reports on Form 8-K.

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and ended on April 2, 2011, consisted of 53 weeks with one additional week included  in the fourth quarter.  The Company’s fiscal year 2010 (“fiscal 2010”) consisted of 52 weeks beginning March 29, 2009 and ending March 27, 2010, and its fiscal year 2009 (“fiscal 2009”) consisted of 52 weeks beginning March 30, 2008 and ending March 28, 2009.

PART I

Item 1. Business

The Company is an extreme value retailer of primarily consumable general merchandise with an emphasis on name-brand products.  The Company’s stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.  As of April 2, 2011, the Company operated 285 retail stores with 211 in California, 35 in Texas, 27 in Arizona, and 12 in Nevada.  These stores averaged approximately 21,200 gross square feet.  In fiscal 2011, on a comparable 52-week period, the Company’s stores open for the full year averaged net sales of $4.9 million per store and $291 per estimated saleable square foot, which the Company believes is the highest among all dollar store chains.  In fiscal 2011, on a comparable 52-week period, 242 non-Texas stores open for the full year averaged net sales of $5.1 million per store and $307 per estimated saleable square foot and the 32 Texas stores open for the full year averaged net sales of $3.4 million per store and $181 per estimated saleable square foot.

The Company opened its first 99¢ Only Stores location in 1982 and believes that it operates the nation’s oldest existing general merchandise chain where items are primarily priced at 99.99¢ or less.  The Company opened eleven new stores during fiscal 2011. Of these, six stores are located in California, two in Arizona and three in Texas. The Company closed one store in California during fiscal 2011 upon the expiration of its lease.  In fiscal 2012, the Company plans to open at least 16 stores, with the majority of new stores expected to be opened in California during the second half of fiscal 2012.

The Company also sells merchandise through its Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters. Bargain Wholesale complements the Company’s retail operations by exposing the Company to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses and sometimes at prices higher than those customary at the Company’s retail stores.  Bargain Wholesale represented 3.1% of the Company’s total sales in fiscal 2011.

On March 11, 2011, the Company announced that its Board of Directors had received a proposal from members of the Schiffer/Gold family, together with Leonard Green & Partners, L.P., to acquire the Company in a “going private” transaction for $19.09 per share in cash.  The Company's Board of Directors formed a special committee of independent directors (the "Special Committee") to consider the proposal.   The Special Committee, which has engaged independent financial and legal advisors, is also authorized to consider other proposals and strategic alternatives.  There is no assurance that a definitive offer for a change of control transaction will be made or, if made, that such a transaction would be consummated.  See “Risk Factors -- The going private proposal, and any related Special Committee Process, could materially and adversely affect the Company’s business and financial results; in addition, there can be no assurance that any definitive offer for a change of control transaction will be made or, if made, that such a transaction will be consummated.”

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

Focus on “Name-Brand” Consumables. The Company strives to exceed its customers’ expectations of the range and quality of name-brand consumable merchandise that are in most cases priced at 99.99¢ or less. During fiscal 2011, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Dole, Energizer Battery, Frito-Lay, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Quaker, Revlon, and Unilever.

Broad Selection of Regularly Available Merchandise. The Company offers consumer items in each of the following staple product categories: food (including frozen, refrigerated, and produce items), beverages, health and beauty care, household products (including cleaning supplies, paper goods, etc.), housewares (including glassware, kitchen items, etc.), hardware, stationery, party goods, seasonal goods, baby products, toys, giftware, pet products, plants and gardening, clothing, electronics and entertainment. The Company carries name-brand merchandise, off-brands and its own private-label items. The Company believes that by consistently offering a wide selection of basic household consumable items, the Company encourages customers to shop at the stores for their everyday household needs, which the Company believes leads to an increased frequency of customer visits.  The Company’s total retail sales by product category for fiscal years 2011, 2010 and 2009 are set forth below:

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
Product Category:
Food and grocery	55%	54%	56%
Household and housewares	14%	14%	14%
Health and beauty care	10%	10%	9%
Hardware	3%	3%	3%
Stationery and party	5%	5%	5%
Seasonal	4%	4%	3%
Other	9%	10%	10%
	100%	100%	100%

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

Store Location and Size. The Company’s 99¢ Only Stores are conveniently located in freestanding buildings, neighborhood shopping centers, regional shopping centers or downtown central business districts, all of which are locations where the Company believes consumers are likely to do their regular household shopping. As of April 2, 2011, the Company’s 285 existing 99¢ Only Stores averaged approximately 21,200 gross square feet and the Company currently targets new store locations between 15,000 and 19,000 gross square feet. The Company believes its larger store size versus that of other typical “dollar store” chains allows it to more effectively display a wider assortment of merchandise, carry deeper stock positions, and provide customers with a more inviting environment that the Company believes encourages customers to shop longer and buy more. In the past, as part of its strategy to expand retail operations, the Company has at times opened larger new stores in close proximity to existing smaller stores where the Company determined that the trade area could support a larger store. In some of these situations, the Company retained its existing store.

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

Growth in Existing Markets. By continuing to develop new stores in its current markets, the Company believes it can leverage its brand awareness in these regions and take advantage of its existing warehouse and distribution facilities, regional advertising and other management and operating efficiencies.  This focus on growth through existing distribution facilities will help management to focus on implementing scalable systems.

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

The following table sets forth certain relevant information with respect to the Company’s retail operations (dollar amounts in thousands, except sales per square footage):

	Years Ended
	April 2, 2011		March 27, 2010		March 28, 2009		March 29, 2008		March 31, 2007
Net retail sales	$1,380,357	(a)	$1,314,214		$1,262,119		$1,158,856		$1,064,518
Annual net retail sales growth rate	5.0%	(a)	4.1%		8.9%		8.9%		8.2%
Store count at beginning of year	275		279		265		251		232
New stores	11		9		19		16		19
Stores closed	1	(b)	13	(d)	5	(f)	2	(h)	—
Total store count at year-end	285		275		279		265		251
Average net sales per store open the full years(k)	$4,874	(c)	$4,848	(e)	$4,642	(g)	$4,547	(i)	$4,421	(j)
Estimated store saleable square foot	4,758,432		4,606,728		4,703,630		4,521,091		4,337,974
Average net sales per estimated saleable square foot(k)	$291	(c)	$289	(e)	$273	(g)	$263	(i)	$254	(j)
Change in comparable net sales(l)	0.7%		3.9%		3.7%		4.0%		2.4%

(a) For fiscal 2011, net retail sales were $1,380.4 million and based on a 53-week period, compared to a 52-week period, for the other periods presented.

(b) One California store was closed due to the expiration of its lease.

(c) Includes 32 Texas stores open for a full year. Texas stores open for the full year on a comparable 52-week period had average sales of $3.4 million per store and average sales per estimated saleable square foot of $181. All non-Texas stores open for the full year on a comparable 52-week period had average sales of $5.1 million per store and $307 of average sales per estimated saleable square foot.

(d) 12 underperforming stores in Texas were closed in fiscal 2010 and one California store was closed due to the expiration of its lease.  See Note 10 to the Consolidated Financial Statements for additional information regarding the Texas Market.

(e) Includes 31 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $180. All non-Texas stores open for the full year had average sales of $5.0 million per store and $305 of average sales per estimated saleable square foot.

(f) Four underperforming stores in Texas were closed in fiscal 2009 and one additional Texas store was closed due to a hurricane which was re-opened in May 2009.  The leases had expired for two of the four stores that were closed in fiscal 2009.

(g) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store and average sales per estimated saleable square foot of $142. All non-Texas stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(h) Two underperforming stores closed in Houston, Texas.

(i) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.6 million per store and average sales per estimated saleable square foot of $128. All non-Texas stores open for the full year had average sales of $4.9 million per store and $291 of average sales per estimated saleable square foot.

(j) Includes 36 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.4 million per store and average sales per saleable square foot of $120. All non-Texas stores open for the full year had average sales of $4.8 million per store and $284 of average sales per estimated saleable square foot.

(k) For stores open for the entire fiscal year.

(l) Change in comparable store net sales compares net sales for all stores open at least 15 months. The Company normally does not relocate stores or close them if renovations are taking place. In a rare situation where a store is relocated, or closed and later re-opened at the same location, the relocated or re-opened store is considered a new store for any comparable store sales analysis, and would only be included in the comparable store sales analysis once it has been open, or re-opened, for 15 months.

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

Advertising.  Advertising expenditures were $5.5 million, $4.1 million and $4.4 million or 0.4%, 0.3% and 0.4% of net retail sales for fiscal 2011, 2010 and 2009, respectively.  The Company allocates the majority of its advertising budget to print advertising. The Company’s advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. The Company manages its advertising expenditures by an efficient implementation of its advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of the Company’s distinctive grand opening promotional campaign, which usually includes the pricing of nine iPods and other high value items at only 99.99¢ each, grand openings often attract long lines of customers and receive media coverage.

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

The Company seldom has continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both its existing suppliers and new sources. No single supplier accounted for more than 5% of the Company’s total purchases in fiscal 2011. During fiscal 2011, the Company purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Dole, Energizer Battery, Frito-Lay, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Quaker, Revlon, and Unilever. Many of these companies have been supplying products to the Company for over twenty years.

A significant portion of the merchandise purchased by the Company in fiscal 2011 was closeout or special-situation merchandise. The Company has developed strong relationships with many manufacturers and distributors who recognize that their special-situation merchandise can be moved quickly through the Company’s retail and wholesale distribution channels. The Company’s buyers search continuously for closeout opportunities. The Company’s experience and expertise in buying merchandise has enabled it to develop relationships with many manufacturers that frequently offer some or all of their closeout merchandise to the Company prior to attempting to sell it through other channels. The key elements to these supplier relationships include the Company’s (i) ability to make immediate buying decisions, (ii) experienced buying staff, (iii) willingness to take on large volume purchases and take possession of merchandise immediately, (iv) ability to pay cash or accept abbreviated credit terms, (v) commitment to honor all issued purchase orders and (vi) willingness to purchase goods close to a target season or out of season. The Company believes its relationships with its suppliers are further enhanced by its ability to minimize channel conflict for a manufacturer.

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

The Company utilizes its internal fleet and outside carriers for both outbound shipping and a backhaul program.  The Company also receives merchandise shipped by rail to its City of Commerce, California distribution center which has a railroad spur on the property. The Company has primarily used common carriers or owner-operators to deliver to stores outside of Southern California including its stores in Northern and Central California, Texas, Arizona and Nevada. The Company believes that its current California and Texas distribution centers will be able to support its anticipated growth throughout fiscal 2012, with the possible exception of its California cold storage facilities which may need to be supplemented or replaced.  However, there can be no assurance that the Company’s existing warehouses will provide adequate storage space for the Company’s long-term storage needs or to support sales levels at peak seasons for perishable products, that high levels of opportunistic purchases may not temporarily pressure warehouse capacity, or that the Company will not make changes, including capital expenditures, to expand or otherwise modify its warehousing and distribution operations.

The Company arranges with vendors of certain merchandise to ship directly to its store locations. The Company's primary distribution practice, however, is to have merchandise delivered from its vendors to the Company's warehouses, where it is stored for timely shipment to its store locations.

Information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

Over the last three fiscal years, the Company continued to make significant investments in a variety of infrastructure, data management, and process improvement projects.  Infrastructure investments enabled the Company to achieve level one compliance with Payment Card Industry (PCI) standards, which were certified by a qualified third party IT security firm.  Additionally, store network upgrades including high speed wireless data backup lines were installed to assure a high level of availability and speed for credit card processing and delivery of critical item information to the stores, and wireless network upgrades and hardware capacity improvements improved availability and reliability for warehouse operations to support a successful migration to a perpetual inventory system in fiscal 2010.

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

The Company also implemented system improvements to support the reengineering of the processes and information flow in the main Commerce Distribution Center.  Primary amongst these improvements were completion of racking systems, real time pallet movement tracking through wireless command and tracking systems, a perpetual warehouse inventory system that is now updated via periodic cycle counting, and improvements in truck utilization.  In the second half of fiscal 2010, cycle counts and test counts replaced and eliminated the semi-annual physical inventory counts in the Company’s main Commerce distribution center.  These changes helped to reduce transportation costs, improve DC labor productivity and throughput, and enhance DC inventory accounting and expiration date control.

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

During fiscal 2009 and fiscal 2010, the Company focused its efforts on business process improvement, enhanced data structures, and improved data integrity through modifications to its proprietary systems and upgrades of existing vendor systems.  The first stage of these improvements was to centralize and normalize more of the Company’s critical data in standard, high speed database platforms.  This data integrity and normalization will continue in fiscal 2012.  Over the next 2-3 years, the Company intends to differentiate and isolate proprietary systems from those functions which can be more cost effectively managed on industry standard platforms.  An example of a conversion from the proprietary core to an industry standard platform in fiscal 2010 was the conversion of the sales audit function to an industry leading Epicor package solution. In fiscal 2011, the Company has begun the process of converting to industry leading packages for Master Data Management and Point-of-Sale systems and enhancing its use of Data Warehouse and proprietary systems for purchasing and store merchandise ordering.

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

Employees

At April 2, 2011, the Company had approximately 12,000 employees including approximately 10,700 in its retail operations, 900 in its warehousing and distribution operations and 400 in its corporate offices. The Company considers relations with its employees to be good. The Company offers certain benefits to benefit-eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan with a Company match and a deferred compensation plan for certain key management employees of the Company.

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

Environmental Matters

In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault.  In the future the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; an aboveground propane storage tank at the Company’s leased Slauson distribution center in City of Commerce, California; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale.  The Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, concerning its owned or leased real estate.

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

Item 1A. Risk Factors

The going private proposal, and any related Special Committee process, could materially and adversely affect the Company’s business and financial results; in addition, there can be no assurance that any definitive offer for a change of control transaction will be made or, if made, that such a transaction will be consummated.

On March 11, 2011, the Company announced the receipt of a going private proposal from the Schiffer/Gold family and Leonard Green & Partners, L.P.  The Company's Board of Directors formed a special committee of independent directors to consider the proposal.   The Special Committee, which has engaged independent financial and legal advisors, is also authorized to consider other proposals and strategic alternatives.  The proposal and any related process undertaken by the Special Committee could cause distractions and disruptions in our business.  We may also encounter difficulty in retaining officers and other key employees who may be concerned about their future roles with the Company if such a transaction were completed.  Further, the costs associated with the evaluation of the proposal and any related processes are expected to be considerable, regardless of whether any transaction is consummated.  All of the foregoing could materially and adversely affect our business and financial results.  In addition, there is no assurance that a definitive offer for a change of control transaction will be made, or, if made, that such a transaction will be consummated.  If a change of control transaction does not occur, the share price of our common stock may decline significantly to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed.

Inflation may affect the Company’s ability to keep pricing almost all of its merchandise at 99.99¢ or less

The Company’s ability to provide quality merchandise for profitable resale primarily at a price point of 99.99¢ or less is subject to certain economic factors, which are beyond the Company’s control. Inflation could have a material adverse effect on the Company’s business and results of operations, especially given the constraints on the Company’s ability to pass on incremental costs due to price increases or other factors. A sustained trend of significantly increased inflationary pressure could require the Company to abandon its customary practice of not pricing its merchandise at more than a dollar, which could have a material adverse effect on its business and results of operations.  The Company can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and increasing the price of merchandise presently sold at less than 99.99¢ (e.g., the Company currently prices some items at 29.99¢, 59.99¢, and the like, and also sells other items at two at 99.99¢, three at 99.99¢, and so forth, but there are limits to the ability to effectively increase prices on a sufficiently wide range of merchandise in this manner while rarely exceeding a dollar).  In certain circumstances, the Company has dropped and may continue to drop some items from its offerings due to vendor wholesale price increases or availability, which may adversely affect sales.  In September 2008, the Company increased its primary price point to 99.99¢ from 99¢, and also added 99/100¢ to its price points on almost all items. See also “The Company is vulnerable to uncertain economic factors, changes in the minimum wage, and increased workers’ compensation and healthcare costs” for a discussion of additional risks attendant to inflationary conditions.

The Company is dependent primarily on new store openings for future growth

The Company’s ability to generate growth in sales and operating income depends in part on its ability to successfully open and operate new stores outside of its core market of Southern California and to manage future growth profitably. The Company’s strategy depends on many factors, including its ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets in which the Company operates, upgrade its financial and management information systems and controls, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, the Company must be able to hire, train, motivate, and retain competent managers and store personnel at increasing distances from the Company’s headquarters. Many of these factors are beyond the Company’s control or are difficult to manage. As a result, the Company cannot assure that it will be able to achieve its goals with respect to growth. Any failure by the Company to achieve these goals on a timely basis, differentiate itself and obtain acceptance in markets in which it currently has limited or no presence, attract and retain management and other qualified personnel, appropriately upgrade its financial and management information systems and controls, and manage operating expenses could adversely affect its future operating results and its ability to execute the Company’s business strategy.

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

The Company’s operations are concentrated in California

As of April 2, 2011, 211 of the Company’s 285 stores were located in California (with 35 stores in Texas, 27 stores in Arizona and 12 stores in Nevada). The Company expects that it will continue to open additional stores in as well as outside of California. For the foreseeable future, the Company’s results of operations will depend significantly on trends in the California economy. Further declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products due to continuing poor economic conditions in California may negatively impact our operations and profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of its cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California cities may further pressure margins.

The impact of the Company’s Texas stores on the Company’s profitability is uncertain

The Company has historically experienced, and currently continues to experience, lower sales per store and sales per estimated saleable square foot in its Texas stores compared to its non-Texas stores.  There can be no assurance that the Company’s Texas operations can have any sustained positive contribution to the Company’s profitability.

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

The Company relies on certain software vendors to maintain and periodically upgrade many of these systems. The software programs supporting many of the Company’s systems are maintained and supported by independent software companies. The inability of these companies to continue to maintain and upgrade these information systems and software programs might disrupt or reduce the efficiency of its operations if the Company were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of the Company’s operations.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause temporary or permanent distribution center or store closures, impair the Company’s ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect the Company’s financial performance

The occurrence of natural disasters, such as hurricanes, fires, floods, earthquakes and tsunamis, unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which the Company’s suppliers are located, or similar disruptions could adversely affect the Company’s operations and financial performance. These events could result in the closure of one or more of the Company’s distribution centers or a significant number of stores, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to the Company’s distribution centers or stores, the temporary reduction in the availability of products in its stores, and disruption to its information systems.

The Company’s current insurance program may expose the Company to unexpected costs and negatively affect its financial performance

The Company’s insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that the Company believes are prudent. However, there are types of losses the Company may incur but against which it cannot be insured or which the Company believes are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee and certain other crime and some natural disasters, including earthquakes and tsunamis. If the Company incurs these losses and they are material, the Company’s business could suffer. In addition, the Company self-insures a significant portion of expected losses under our workers' compensation and general liability programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying the Company’s recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on the Company’s financial condition and results of operations. Although the Company continues to maintain property insurance for catastrophic events, the Company is effectively self-insured for property losses up to the amount of its deductibles. If the Company experiences a greater number of these losses than it anticipates, the Company’s financial performance could be adversely affected.

The Company could experience disruptions in receiving and distribution

The Company’s success depends upon whether receiving and shipments are processed timely, accurately and efficiently. As the Company continues to grow, it may face increased or unexpected demands on warehouse operations, as well as unexpected demands on its transportation network. In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains. The very nature of the Company’s closeout business makes it uniquely susceptible to periodic and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases.  Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. The Company periodically evaluates new warehouse distribution and merchandising systems and could experience interruptions during implementations of new facilities and systems. A fire, earthquake, or other disaster at the Company’s warehouses could also hurt the Company’s business, financial condition and results of operations, particularly because much of the Company’s merchandise consists of closeouts and other irreplaceable products. The Company also faces the possibility of future labor unrest that could disrupt the Company’s receiving, processing, and shipment of merchandise.

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

The Company purchases in large volumes and its inventory is highly concentrated

To obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other special situations. As a result, inventory levels are generally higher than other discount retailers and from time to time this can result in an over-capacity situation in the warehouses and place stress on the Company’s warehouse and distribution operations as well as the back rooms of its retail stores.  This can also result in shrink due to spoilage if merchandise cannot be sold in anticipated timeframes.  The Company’s short-term and long-term store and warehouse inventory, net of allowance, approximated $196.1 million and $176.0 million at April 2, 2011 and March 27, 2010, respectively. The Company periodically reviews the net realizable value of its inventory and makes adjustments to its carrying value when appropriate. The current carrying value of inventory reflects the Company’s belief that it will realize the net values recorded on the balance sheet. However, the Company may not do so, and if it does not, this may result in overcrowding and supply chain difficulties. If the Company sells large portions of inventory at amounts less than their carrying value or if it writes down or otherwise disposes of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.

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

The Company has potential risks regarding its store physical inventories

Currently, the Company does not have a perpetual inventory system in place and believes that such process will not be feasible in the near future.  Furthermore, physical inventories in all existing stores are not performed at the end of each fiscal period, and there are additional processes and procedures surrounding store physical inventories that the Company believes need to be improved.  In particular, the Company has identified that certain personnel managing or performing physical inventories need additional training in order to consistently follow the Company’s physical inventory processes and procedures, and properly document the physical inventory results.

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

The Company relies heavily on its executive management team

The Company relies heavily on the continued service of its executive management team.  The Company does not have employment agreements with any of its officers.   Also, the Company does not maintain key person life insurance on any of its officers.  The Company’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled management personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or sufficiently retain the necessary number of qualified candidates.

The Company’s operating results may fluctuate and may be affected by seasonal buying patterns

Historically, the Company’s highest net sales and highest operating income have occurred during the quarter ended on or near December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2011 and 2010, the Company generated approximately 25.7% and 26.5%, respectively, of its net sales during this quarter. If for any reason the Company’s net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

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

The Company could be exposed to product liability or packaging violation claims

The Company purchases many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by the Company through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Many products are also sourced directly from manufacturers.  The closeout nature of certain of these products and transactions may impact the Company’s opportunity to investigate all aspects of these products. The Company attempts to ensure compliance, and to test products when appropriate, as well as to procure product insurance from its vendors and to be listed as an additional insured for certain products and/or by certain product vendors, and it does not purchase merchandise when it is cognizant of or foresees a problem, but there can be no assurance that the Company will consistently succeed in these efforts.  The Company has or has had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies.

The Company faces risks related to protection of customers’ banking and merchant card data, as well as other data related to the Company’s employees, customers, vendors and other parties

In connection with merchant card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, the Company transmits confidential banking and merchant card information.  Additionally, as part of the Company’s normal business activities, the Company collects and stores certain information, related to its employees, customers, vendors and other parties.  The Company has certain procedures and technology in place to protect such data, but third parties may have the technology or know-how to breach the security of this information, and the Company’s security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information.  Any security breach could expose the Company to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

The Company is subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future, the Company may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. The Company has several storage tanks at its warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; an aboveground propane storage tank at the Company’s leased Slauson distribution center in City of Commerce, California; and an aboveground propane tank located at the warehouse the Company owns in Eagan, Minnesota, which is currently being marketed for sale. Although the Company has not been notified of, and is not aware of, any material current environmental liability, claim or non-compliance, it could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, the Company handles or disposes of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. The Company has adopted policies regarding the handling and disposal of these products, but the Company cannot be assured that its policies and training are comprehensive and/or are consistently followed, and the Company is still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if its policies are consistently followed.

Anti-takeover effect; concentration of ownership by existing officers and principal stockholders

In addition to some governing provisions in the Company’s Articles of Incorporation and Bylaws, the Company is also subject to certain California laws and regulations which could delay, discourage or prevent others from initiating a potential merger, takeover or other change in control transaction, even if such actions would benefit both the Company and its shareholders. Moreover, David Gold, the Chairman of the Board of Directors and members of his family (including Eric Schiffer, Chief Executive Officer, Jeff Gold, President and Chief Operating Officer and Howard Gold, Executive Vice President of Special Projects) and certain of their affiliates and the Company’s other directors and executive officers beneficially own as of April 2, 2011, an aggregate of 23,741,645, or 33.7%, of the Company’s outstanding common shares. As a result, they have the ability to influence the Company’s policies and matters requiring a shareholder vote, including the election of directors and other corporate action, and potentially to prevent a change in control. This could adversely affect the voting and other rights of other shareholders and could depress the market price of the Company’s common stock.

The Company’s common stock price could decrease and fluctuate significantly

Trading prices for the Company’s common stock could decrease and fluctuate significantly due to many factors, including:

-
the reasons set forth above under “The consideration of the going private proposal and any related process could adversely affect the Company’s business and financial results; in addition, there can be no assurance that any definitive offer for a change of control transaction will be made, or, if made, that such a transaction will be consummated”;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of April 2, 2011, the Company owned 66 stores and leased 219 of its 285 store locations. Additionally, as of April 2, 2011, the Company owned four parcels of land and three buildings for potential store sites.

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

The following table sets forth, as of April 2, 2011, information relating to the calendar year expiration dates of the Company’s current stores leases:

Fiscal Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Option
2011	15(a)	13(a)
2012-2014	74	7
2015-2017	92	13
2018-2022	35	32
2023-thereafter	3	154

(a)	Includes 13 stores leased on a month-to-month basis. This includes 12 stores that are leased from Gold family and their affiliates.

The Company owns its main distribution center and executive office facility, located in the City of Commerce, California.  The Company also owns an additional warehouse storage space nearly adjacent to its main distribution facility.

The Company owns a distribution center in the Houston area to service its Texas operations.

The Company also owns a cold storage distribution center and leases additional warehouse facilities located near the City of Commerce, California.  As the Company’s needs change, it may relocate, expand, and/or otherwise increase/decrease the size and/or costs of its distribution/warehouse facilities.

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

Item 3. Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business is expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act of 1934 (“Securities Exchange Act”) reports.

Going Private Proposal

Following the recent announcement by the Company of the receipt of a going private proposal, eight complaints have been filed related to such proposal, all in the Los Angeles County Superior Court (the "Actions").  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company's public shareholders.  The Actions name the Company, various of its officers and directors, and Leonard Green & Partners L.P. (and in one instance certain entities affiliated with Leonard Green & Partners) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  The Actions have been ordered stayed pending an initial status conference.  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011);  Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs requested that their case be consolidated with the Kavis lawsuit described below, and the two sets of plaintiffs filed a consolidated amended complaint.  The Company has filed a demurrer and motion to strike directed towards portions of the amended complaint, and these motions were heard on April 27, 2011.  These motions have been fully briefed and argued and the parties are awaiting a ruling from the Court. Discovery has begun in this case and is ongoing.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs requested that their case be consolidated with the Morales lawsuit described above and filed a consolidated amended complaint.  The Company has filed a demurrer and motion to strike directed towards portions of the amended complaint, and these motions were heard on April 27, 2011.  These motions have been fully briefed and argued and the parties are awaiting a ruling from the Court. Discovery has begun in this case and is ongoing.

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

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Employment Discrimination Matter

Linda Niemiller v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former assistant manager for the Company, filed this action in March 2011.  She asserts claims on behalf of herself, and all others allegedly similarly situated, under the California Fair Employment and Housing Act and the California Business and Professions Code based on allegations that the Company has a pattern or practice of denying and/or failing to promote women to the position of Store Manager and to provide them with compensation equal to that of men doing equal work.  She also asserts an individual claim for retaliation based on the allegation that the Company failed to promote her in retaliation for her having opposed and objected to discrimination based on gender.  Plaintiff seeks to represent a class of all allegedly similarly situated current, past and future women as to whom the Company has denied hiring and promotion to the position of Store Manager and equal compensation in the State of California on the basis of gender.  She seeks to recover back pay, front pay, general and special damages, punitive damages, injunctive and declaratory relief, an order assigning herself and members of the putative class to those jobs they purportedly would have held but for Defendant’s allegedly discriminatory practices, an adjustment of the wage rates, benefits, and seniority rights for herself and members of the putative class to that level which they purportedly would be enjoying but for the Company’s alleged discriminatory practices, pre-judgment interest and attorney’s fees and costs.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

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

	Price Range
	High	Low
Fiscal Year ended April 2, 2011:
First Quarter	$17.21	$13.31
Second Quarter	18.55	14.80
Third Quarter	18.88	14.69
Fourth Quarter	19.74	14.77

Fiscal Year ended March 27, 2010:
First Quarter	$13.68	$8.94
Second Quarter	14.94	12.84
Third Quarter	14.12	11.37
Fourth Quarter	17.25	12.71

As of April 2, 2011, the Company had 376 shareholders of record and approximately 12,525 beneficial holders of its common stock.

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

On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s common stock, of which 4,964,000 were available as of April 2, 2011 for future awards. This includes the unused capacity that will be rolled over from the 1996 Plan and that will become subject to the terms of the 2010 Plan, whereas any awards under the 1996 Plan that are outstanding as of the effective date shall continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant.

The Company accounts for stock- based compensation expenses in accordance with ASC 718, “Compensation-Stock Compensation”.  In fiscal 2011 and 2010, the Company recognized $2.9 million and $7.7 million, respectively, in shared-based compensation expense (see Note 8 to Consolidated Financial Statements for detailed discussion).  The Company’s 2010 Equity Incentive Plan will expire in 2020. For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 2, 2011 about the Company’s common stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing 2010 Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by security holders	3,664,000	(1)	$18.42	(2)	4,964,000
Equity compensation plans not approved by security holders	—		—		—
Total	3,664,000		$18.42		4,964,000

(1)
This amount includes 500,000 shares potentially issuable pursuant to outstanding performance stock units granted under the Company’s 1996 Stock Option Plan.  This amount also includes 18,000 shares potentially issuable pursuant to outstanding restricted stock units granted to certain employees under the Company’s 2010 Equity Incentive Plan.  The actual number of shares of Company common stock to be issued depends on the reaching of the vesting requirements as specified by the performance stock units and the restricted stock unit awards.

(2)	Performance stock units and restricted stock units do not have an exercise price and thus they have been excluded from the weighted average exercise price calculation in column (b).

Stock Repurchase Program

For information on common stock repurchases, see Note 9 to Consolidated Financial Statements, which is incorporated by reference in this Item 2.

Performance Graph

The following graph sets forth the percentage change in cumulative total shareholder return of the Company’s common stock during the period from March 31, 2006 to April 2, 2011, compared with the cumulative returns of the S&P Mid Cap 400 Index and the Russell 2000 Index.  The comparison assumes $100 was invested on March 31, 2006 in the common stock and in each of the foregoing indices shown. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of the Company for the periods indicated. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto. The period ended on April 2, 2011 is comprised of 53 weeks while the other periods presented are comprised of 52 weeks.

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
	(Amounts in thousands, except per share and operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,380,357	$1,314,214	$1,262,119	$1,158,856	$1,064,518
Bargain Wholesale	43,521	40,956	40,817	40,518	40,178
Total sales	1,423,878	1,355,170	1,302,936	1,199,374	1,104,696

Cost of sales (excluding depreciation and amortization expense as shown separately below)	842,756	797,748	791,121	738,499	672,101
Gross profit	581,122	557,422	511,815	460,875	432,595

Selling, general and administrative expenses:
Operating expenses	436,034	436,608	464,635	433,940	393,351
Depreciation and amortization	27,605	27,398	34,266	33,321	32,675
Total operating expenses	463,639	464,006	498,901	467,261	426,026
Operating income (loss)	117,483	93,416	12,914	(6,386)	6,569

Other (income), net	(741)	(135)	(993)	(6,674)	(7,432)
Income before provision for income taxes and income attributed to noncontrolling interest	118,224	93,551	13,907	288	14,001
Provision (benefit) for income taxes	43,916	33,104	4,069	(2,605)	4,239
Net income including noncontrolling interest	74,308	60,447	9,838	2,893	9,762
Net income attributable to noncontrolling interest	—	—	(1,357)	—	—
Net income attributable to 99¢ Only Stores	$74,308	$60,447	$8,481	$2,893	$9,762
Earnings per common share attributable to 99¢ Only Stores:
Basic	$1.06	$0.88	$0.12	$0.04	$0.14
Diluted	$1.05	$0.87	$0.12	$0.04	$0.14
Weighted average number of common shares outstanding:
Basic	69,963	68,641	69,987	70,044	69,862
Diluted	70,995	69,309	70,037	70,117	70,017

Company Operating Data:
Sales Growth:
99¢ Only Stores	5.0%	4.1%	8.9%	8.9%	8.2%
Bargain Wholesale	6.3%	0.3%	0.7%	0.8%	2.2%
Total sales	5.1%	4.0%	8.6%	8.6%	7.9%

Gross margin	40.8%	41.1%	39.3%	38.4%	39.2%
Operating margin	8.3%	6.9%	1.0%	(0.5)%	0.6%
Net income	5.2%	4.5%	0.7%	0.2%	0.9%

	April 2, 2011		March 27, 2010		March 28, 2009		March 29, 2008		March 31, 2007
	(Amounts in thousands, except per share and operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	285		275		279		265		251
Change in comparable stores net sales(b)	0.7%		3.9%		3.7%		4.0%		2.4%
Average net sales per store open the full year	$4,874		$4,848		$4,642		$4,547		$4,421
Average net sales per estimated saleable square foot(c)	$291	(d)	$289	(e)	$273	(f)	$263	(g)	$254	(h)
Estimated saleable square footage at year end	4,758,432		4,606,728		4,703,630		4,521,091		4,337,974

Balance Sheet Data:
Working capital	$323,314		$263,905		$192,365		$170,581		$209,890
Total assets	$824,215		$745,986		$662,873		$649,410		$643,135
Capital lease obligation, including current portion	$448		$519		$584		$643		$699
Long-term debt, including current portion	$—		$—		$—		$7,319		$7,299
Total shareholders' equity	$681,549		$600,422		$523,857		$526,491		$519,227

(a)
Includes retail operating data solely for the Company’s 99¢ Only Stores. For comparability purposes, comparable stores net sales, average net sales per store and average net sales per estimated saleable square foot are based on comparable 52 weeks, for all periods presented.

(b)
Change in comparable stores net sales compares net sales for all stores open at least 15 months. The Company normally does not relocate stores or close them if renovations are taking place. In a rare situation where a store is relocated, or closed and later re-opened at the same location, the relocated or re-opened store is considered a new store for any comparable store sales analysis, and would only be included in the comparable store sales analysis once it has been open, or re-opened, for 15 months.

(c)	Computed based upon estimated total saleable square footage of stores open for the full year.
(d)
Includes 32 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $181. All non-Texas stores open for the full year had average sales of $5.1 million per store and $307 of average sales per estimated saleable square foot.

(e)
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

(g)
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

General

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and ended on April 2, 2011, consisted of 53 weeks with one additional week included in the fourth quarter.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and ended March 27, 2010, consisted of 52 weeks and its fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended March 28, 2009, also consisted of 52 weeks.  For comparability purposes, annual same-store sales, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Form 10-K are based on comparable 52 weeks, ended on March 26, 2011 for fiscal 2011 and ended on March 27, 2010 for fiscal 2010.

In fiscal 2011, a 53-week period, 99¢ Only Stores had net sales of $1,423.9 million, operating income of $117.5 million and net income of $74.3 million.  Net sales increased 5.1% over fiscal 2010 primarily due to the benefit of an additional extra week as noted above, eleven new store openings since the end of fiscal 2010 and a 0.7% increase in same-store sales.  Average sales per store open the full year, on a comparable 52-week period, increased to $4.9 million in fiscal 2011 from $4.8 million, in fiscal 2010.  Average net sales per estimated saleable square foot (computed for stores open for the full year), on a comparable 52-week period increased to $291 per square foot for fiscal 2011 from $289 per square foot for fiscal 2010. This increase reflects the Company’s opening of smaller locations for new store development and increases in same-store sales. Existing stores at April 2, 2011 average approximately 21,200 gross square feet.  The Company currently is targeting locations between 15,000 and 19,000 gross square feet.

In fiscal 2011, the Company continued to expand its store base, opening eleven new stores. Of these newly opened stores, six stores are located in California, two in Arizona and three in Texas.  The Company closed one store in California upon expiration of its lease during fiscal 2011.  In fiscal 2012, the Company plans to increase its store count by approximately 6%, with the majority of new stores expected to be opened in California during the second half of fiscal 2012. The Company believes that near term growth in fiscal 2012 will primarily result from new store openings in its existing territories and increases in same-store sales.

On March 11, 2011, the Company announced that its Board of Directors had received a proposal from members of the Schiffer/Gold family, together with Leonard Green & Partners, L.P., to acquire the Company in a “going private” transaction for $19.09 per share in cash.  The Special Committee composed of independent directors and assisted by independent financial and legal advisors was formed to evaluate the proposal and authorized to consider other proposals and strategic alternatives.  There is no assurance that a definitive offer for a change of control transaction will be made or, if made, that such a transaction would be consummated.  See “Risk Factors -- The going private proposal, and any related Special Committee Process, could materially and adversely affect the Company’s business and financial results; in addition, there can be no assurance that any definitive offer for a change of control transaction will be made or, if made, that such a transaction will be consummated.”

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

The Company believes that the following represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation: Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage and obsolete and excess inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.  Additional store level physical inventories are taken by the service company from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a twenty-four month period to determine what merchandise should be reserved for as excess and obsolete.  The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores) require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.  The Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that the Company uses to calculate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from shrinkage and the excess and obsolete inventory provision at April 2, 2011, would have increased these reserves by approximately $1.5 million and $0.4 million, respectively and reduced fiscal 2011 pre-tax earnings by the same amounts.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities. As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  The Company’s inventory was $191.5 million for the fiscal year ended April 2, 2011 and $171.2 million for the fiscal year ended March 27, 2010.

Long-lived asset impairment: In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC360”), the Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. The primary factor that could impact the outcome of an impairment evaluation is the estimate of future cash flows expected to be generated by the asset being evaluated. Considerable management judgment is necessary to estimate the cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. In fiscal 2011, the Company did not record any long-lived asset impairment charges.  In fiscal 2010, due to the underperformance of one California store, the Company concluded that the carrying value of its long-lived asset was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  In fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.3 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to the Company’s Texas operations.  The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2011.

Legal reserves: The Company is subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act reports.  In accordance with ASC 450 “Accounting for Contingencies” (“ASC 450”), the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2011 and a 10% change in legal reserves will not be material to the Company’s consolidated financial position or results of operations.

Self-insured workers’ compensation liability: The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a reserve for losses of both estimated known claims and incurred but not reported insurance claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.  As an indicator of the sensitivity of this estimate, at April 2, 2011, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $4.2 million and reduced fiscal 2011 pre-tax earnings by the same amount.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420 “Exit or Disposal Cost Obligations” (“ASC420”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2011, the Company accrued an additional $0.4 million in lease termination costs associated with the closing of Texas stores in prior periods. During fiscal 2010, the Company closed 12 of its Texas stores and accrued approximately $3.0 million in lease termination costs associated with the closing of seven out of the 12 Texas stores.  Of the $3.0 million lease termination costs accrual, the Company recognized a net expense of $2.5 million as these costs were partially offset by a reduction in expenses of $0.5 million due to the reversal of deferred rent and tenant improvements related to these stores during fiscal 2010.  See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

Tax Valuation Allowances and Contingencies: The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740-10-55 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company had approximately $54.7 million and $70.9 million in net deferred tax assets that are net of tax valuation allowances of $5.8 million as of April 2, 2011 and March 27, 2010. Management evaluated the available evidence in assessing the Company’s ability to realize the benefits of the net deferred tax assets at April 2, 2011 and concluded it is more likely than not that the Company will not realize a portion of its net deferred tax assets. The remaining balance of the net deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.  Income tax contingencies are accounted for in accordance with ASC 740-10-50 and may require significant management judgment in estimating final outcomes.  The Company had approximately $1.4 million at March 28, 2009 of unrecognized tax benefits related to uncertain tax positions.  The statute of limitations have expired for the periods related to these uncertain tax positions at the end of fiscal 2010.  There are no new uncertain tax positions at the end of fiscal 2011.

Share-Based Compensation: The Company has a stock incentive plan in effect under which the Company grants stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”).   The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years.  Stock options typically have a term of 10 years.  The fair value of the PSUs and RSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.   The compensation expense related to RSUs is recognized based on the number of shares expected to vest.  During fiscal 2011, expected stock price volatility and the assumed risk free rate decreased slightly based upon recent historical trends. These changes are not material to the Company’s consolidated financial position or results of operations.  There were no other material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2011.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, inventory shrinkage (obsolescence, spoilage and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25 “Revenue Recognition-Customer Payments and Incentives-Recognition”. In addition, the Company analyzes its inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $67.5 million, $66.3 million and $74.1 million as of fiscal 2011, 2010 and 2009, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The period ended on April 2, 2011 is comprised of 53 weeks while the other periods presented are comprised of 52 weeks (percentages may not add up due to rounding):

	Year Ended
	April 2, 2011	% of Net Sales	March 27, 2010	% of Net Sales	March 28, 2009	% of Net Sales
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$1,380,357	96.9%	$1,314,214	97.0%	$1,262,119	96.9%
Bargain Wholesale	43,521	3.1	40,956	3.0	40,817	3.1
Total sales	$1,423,878	100.0	$1,355,170	100.0	$1,302,936	100.0

Cost of sales	842,756	59.2	797,748	58.9	791,121	60.7
Gross profit	581,122	40.8	557,422	41.1	511,815	39.3

Selling, general and administrative expenses:
Operating expenses	436,034	30.6	436,608	32.2	464,635	35.7
Depreciation and amortization	27,605	1.9	27,398	2.0	34,266	2.6
Total operating expenses	463,639	32.6	464,006	34.2	498,901	38.3
Operating income	117,483	8.3	93,416	6.9	12,914	1.0

Other income, net	(741)	(0.1)	(135)	(0.0)	(993)	(0.1)
Income before provision for income taxes and income attributed to noncontrolling interest	118,224	8.3	93,551	6.9	13,907	1.1
Provision for income taxes	43,916	3.1	33,104	2.4	4,069	0.3
Net income attributable to noncontrolling interest	—	—	—	—	(1,357)	(0.1)
Net income attributable to 99¢ Only Stores	$74,308	5.2%	$60,447	4.5%	$8,481	0.7%

Fiscal Year Ended April 2, 2011 Compared to Fiscal Year Ended March 27, 2010

Net sales. Total net sales increased $68.7 million, or 5.1%, to $1,423.9 million in fiscal 2011, a 53-week period, from $1,355.2 million in fiscal 2010, a 52-week period. Net retail sales increased $66.1 million, or 5.0%, to $1,380.4 million in fiscal 2011 from $1,314.2 million in fiscal 2010, and include the benefit of an additional extra week included in the fourth quarter of fiscal 2011, which contributed an additional $26.9 million of retail sales.  Of the remaining $39.2 million increase in net retail sales, $9.5 million was due to a 0.7% increase in comparable stores net sales for all stores open at least 15 months in fiscal 2011 and 2010, calculated on a comparable 52-week period. The comparable stores net sales increase was attributable to a 1.0% increase in transaction counts and decrease in average ticket size by 0.3% to $9.58 from $9.61.  The full year fiscal 2011 effect of stores opened in fiscal 2010 increased sales by $20.9 million and the effect of 11 new stores opened during fiscal 2011 increased net retail sales by $16.0 million, based on a 52 week period.  The increase in sales was partially offset by a decrease in sales of approximately $7.2 million due to the effect of the closing of one store in California upon expiration of its lease during fiscal 2011 and closing of 12 stores in Texas and one store in California during fiscal 2010. Bargain Wholesale net sales increased approximately by $2.6 million, or 6.3%, to $43.5 million in fiscal 2011 from $41.0 million in fiscal 2010.  Of the $2.6 million increase in Bargain Wholesale net sales, $1.0 million was due to the effect of the additional week included in the fourth quarter of fiscal 2011.

During fiscal 2011, the Company added eleven new stores: six in California, two in Arizona and three in Texas. The Company closed one store in California during fiscal 2011.  At the end of fiscal 2011, the Company had 285 stores compared to 275 as of the end of fiscal 2010. Gross retail square footage at the end of fiscal 2011 and fiscal 2010 was 6.05 million and 5.86 million, respectively.  For 99¢ Only Stores open all of fiscal 2011, the average net sales per estimated saleable square foot, on a comparable 52-week period, was $291 and the average annual net sales per store were $4.9 million, including the Texas stores open for the full year. Non-Texas stores net sales averaged $5.1 million per store and $307 per square foot. Texas stores open for a full year averaged net sales of $3.4 million per store and $181 per square foot.

Gross profit. Gross profit increased $23.7 million, or 4.3%, to $581.1 million in fiscal 2011 from $557.4 million in fiscal 2010.  As a percentage of net sales, overall gross margin decreased to 40.8% in fiscal 2011 from 41.1% in fiscal 2010.  Among gross profit components, cost of products sold increased to 56.4% of net sales for fiscal 2011compared to 56.1% of net sales for fiscal 2010 due to merchandise price increases and a shift in product mix. The freight costs for fiscal 2011 increased by 30 basis points compared to fiscal 2010. For fiscal 2011, shrinkage decreased to 2.5% of net sales compared to 2.6% of net sales for fiscal 2010.   The remaining change was made up of decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses decreased by $0.6 million, or 0.1%, to $436.0 million in fiscal 2011 from $436.6 million in fiscal 2010. As a percentage of net sales, operating expenses decreased to 30.6% for fiscal 2011 from 32.2% for fiscal 2010.  Of the 160 basis point decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 40 basis points, distribution and transportation costs decreased by 20 basis points, corporate expenses decreased by 30 basis points, and other items decreased by 70 basis points as described below.

Retail operating expenses for fiscal 2011 decreased as a percentage of net sales by 40 basis points to 22.5% of net sales, compared to 22.9% of net sales for fiscal 2010. The majority of the decrease as a percentage of net sales was due to lower rent expenses and lower payroll-related expenses as a result of improvement in labor productivity. These decreases were partially offset by a slight increase in outside service fees, advertising and various other expenses as a percentage of net sales.

Distribution and transportation expenses for fiscal 2011 decreased as a percentage of net sales by 20 basis points to 4.7% of net sales, compared to 4.9% of net sales for fiscal 2010.  The decrease as a percentage of net sales was primarily due to overall improvements in efficiencies.

Corporate operating expenses for fiscal 2011 decreased as a percentage of net sales by 30 basis points to 3.2% of net sales, compared to 3.5% of net sales for fiscal 2010.  The decrease as a percentage of net sales was primarily due to lower payroll and payroll related expenses and various other expenses which were partially offset by a slight increase in repair and maintenance costs.

The remaining operating expenses for fiscal 2011 decreased as a percentage of net sales by 70 basis points to 0.3% of net sales, compared to 1.0% for fiscal 2010.  The decrease in other operating expenses was primarily due to the reduction of stock-based compensation by approximately $4.8 million, compared to fiscal 2010, related to a decrease in performance stock unit expense.  The performance stock unit expense was higher in fiscal 2010 because the majority of the performance criteria were met in fiscal 2010.   In addition, the decrease in other operating expenses in fiscal 2011, compared to fiscal 2010, was due to the proceeds from a legal settlement from a third party administrator related to workers’ compensation of approximately $2.2 million  which was received in fiscal 2011 and net lease termination and closing costs of approximately $2.5 million which were included in fiscal 2010.

Depreciation and amortization. Depreciation and amortization increased $0.2 million, or 0.8%, to $27.6 million in fiscal 2011 from $27.4 million in fiscal 2010. The increase was primarily a result of new depreciable assets added as a result of new store openings.   Depreciation as a percentage of net sales decreased to 1.9% from 2.0% of net sales due to the increase in sales.

Operating income. Operating income was $117.5 million for fiscal 2011 compared to operating income of $93.4 million for fiscal 2010. Operating income as a percentage of net sales was 8.3% in fiscal 2011 compared to operating income as a percentage of net sales of 6.9% in fiscal 2010.  This was primarily due to the changes in gross margin and operating expenses discussed above.

Other income, net. Other income increased to $0.7 million in fiscal 2011 compared to $0.1 million in fiscal 2010.  The increase in other income of $0.6 million was primarily due to a lower investment impairment charge of $0.1 million for fiscal 2011 compared to an investment impairment charge of $0.8 million for fiscal 2010 related to credit losses on the Company’s available for sale securities. This change was offset by lower interest income which decreased to $0.9 million for fiscal 2011 from $1.1 million for fiscal 2010, primarily due to lower interest rates.  Interest expense decreased to $0.1 million for fiscal 2011 compared to interest expense of $0.2 million for fiscal 2010.

Provision for income taxes. The income tax provision in fiscal 2011 was $43.9 million compared to $33.1 million in fiscal 2010, due to the increase in pre-tax income. The effective tax rate for fiscal 2011 was 37.1% compared to an effective tax rate of 35.4% for fiscal 2010.  The effective tax rate for fiscal 2011 was higher than fiscal 2010, primarily due to a one-time benefit of approximately $1.4 million in fiscal 2010 related to the expiration of the statutes of limitations related to uncertain tax positions, which equates to an approximately 1% reduction in effective tax rate for fiscal 2010.  The effective combined federal and state income tax rates are less than the statutory rates in each period due to tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income. As a result of the items discussed above, net income increased $13.9 million, or 22.9%, to $74.3 million in fiscal 2010 from $60.4 million in fiscal 2010. Net income as a percentage of net sales increased to 5.2% in fiscal 2011 from 4.5% in fiscal 2010.

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

Effects of Inflation

The Company experienced increases in health care costs, fuel costs and some vendor prices during fiscal 2011.  During fiscal 2010, inflation had a minimal impact on the Company’s overall operations.  Increases in various costs due to future inflation may impact the Company’s operating results to the extent that such increases cannot be passed along to its customers.  See Item 1A, “Risk Factor – Inflation may affect the Company’s ability to keep pricing almost all of its merchandise at 99.99¢ or less.”

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

Net cash provided by operating activities in fiscal 2011, 2010, and 2009 was $79.8 million, $74.9 million, and $62.9 million, respectively, consisting primarily of $117.3 million, $89.9 million, and $47.9 million, respectively, of net income adjusted for depreciation and other non-cash items. Net cash used in working capital activities was $37.2 million and $12.6 million in fiscal 2011 and 2010, respectively.  Net cash provided by working capital activities was $23.2 million in fiscal 2009.  Net cash used by working capital activities in fiscal 2011 primarily reflects the increases in inventories, deposits and other assets, income taxes receivable and a decrease in workers’ compensation liability, which were partially offset by the increase in accounts payable and a decrease in accounts receivable.  Net cash used by working capital activities in fiscal 2010 primarily reflects the increases in inventories and income taxes receivable, which were partially offset by the increases in accounts payable, accrued expenses and workers’ compensation liability.  Net cash provided by working capital activities in fiscal 2009 primarily reflects increases in accounts payable and other accrued expenses, partially offset by an increase in inventories.  In fiscal 2011, the Company’s inventories increased by approximately $20.0 million compared to fiscal 2010, primarily due to growth in the number of stores and increased in-stock levels at the stores.  In fiscal 2010, the Company’s inventories increased by $19.3 million compared to fiscal 2009, primarily due to the increase in sales and the Easter selling season.

Net cash used in investing activities during fiscal 2011, 2010, and 2009 was $86.7 million, $83.6 million, and $37.6 million, respectively. In fiscal 2011, 2010, and 2009 the Company used $61.1 million, $34.8 million, and $34.2 million, respectively, for property acquisition, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects.  In addition, during fiscal 2009, the Company paid $4.6 million for the purchase of assets related to its partnerships.  In fiscal 2011, 2010, and 2009, the Company received cash inflows of $43.6 million, $31.5 million, and $59.2 million, respectively, from the sale and maturity of available for sale securities, and paid $69.3 million, $81.1 million, and $60.7 million, respectively, for the purchases of investments. The investing activities in fiscal 2011 and fiscal 2010 also reflect the proceeds of $0.2 million and $0.8 million, respectively, from the disposal and sale of fixed assets during fiscal 2011.  The investing activities in fiscal 2009 also reflect the proceeds of $2.2 million from the sale of the assets of the Company’s partnerships as well as $0.5 million from the disposal of fixed assets.

Net cash provided by financing activities during fiscal 2011 was $3.7 million, which is composed primarily of proceeds of $5.0 million from the exercise of stock options partially offset by payments of $2.3 million to satisfy employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan.  Net cash provided by financing activities during fiscal 2010 was $6.7 million, which is composed primarily of proceeds of $7.8 million from the exercise of stock options partially offset by payments of $2.7 million to satisfy employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan.  The Company also paid approximately $0.3 million to acquire the remaining noncontrolling interest in a partnership during fiscal 2010.  Net cash used in financing activities during fiscal 2009 was $12.9 million, which consisted primarily of repurchases of the Company’s common stock.

The Company estimates that total capital expenditures in fiscal year 2012 will be approximately $64.8 million and relate principally to property acquisitions of approximately $29.1 million, $17.8 million for leasehold and fixtures and equipment for new store openings, $14.9 million for information technology projects and $3.0 million for other capital projects. The Company may also consider additional opportunistic real estate purchases primarily to reduce its rental expense. The Company intends to fund its liquidity requirements in fiscal 2012 from net cash provided by operations, short-term investments, and cash on hand.

In June 2008, based on the Company’s outlook, cash position, and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change. As of March 28, 2009, the Company had repurchased a total of 1,660,296 shares of common stock at an average price of $7.76 per share, for a total of $12.9 million.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program. The Company had no share purchases during fiscal 2011.

The Company issues performance stock units as part of our equity incentive plan.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the employees.  During fiscal 2011, the Company withheld approximately 146,000 shares to satisfy $2.3 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of April 2, 2011, the Company had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the Company’s consolidated contractual obligations (in thousands) as of April 2, 2011.

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$449	$75	$169	$196	$9
Operating lease obligations	192,214	40,377	68,431	43,539	39,867
Deferred compensation liability	4,924	—	—	—	4,924
Total	$197,587	$40,452	$68,600	$43,735	$44,800

The Company does not have any liabilities related to uncertain tax positions as of April 2, 2011.  See Note 5, “Income Tax Provision” to Consolidated Financial Statements.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations in fiscal 2011, 2010, and 2009 were approximately $56.7 million, $60.7 million and $60.6 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties”. The large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At April 2, 2011 and March 27, 2010, the Company no longer has any variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 1 to the Consolidated Financial Statements for the year ended April 2, 2011, which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material. At April 2, 2011, the Company had $196.2 million in securities maturing at various dates through May 2046, with approximately 94.3% maturing within one year.  At March 27, 2010, the Company had $170.4 million in securities maturing at various dates through May 2046, with approximately 91.3% maturing within one year. The Company’s investments are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, commercial paper, and money market funds.  Because the Company generally invests in securities with terms of one year or less, the Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition.  The Company does not enter into any derivative or interest rate hedging transactions. The Company’s investment portfolio has certain perpetual preferred stocks with periodic recurring dividend payments that were less than 1.0% of the Company’s investment portfolio in fiscal 2011.  At April 2, 2011, the fair value of investments approximated the carrying value. Based on the investments outstanding at April 2, 2011, a 1% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.2 million or 0.1%.  The Company has no outstanding debt as of April 2, 2011.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited the accompanying consolidated balance sheets of the 99¢ Only Stores and consolidated entities (the “Company”) as of April 2, 2011 and March 27, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended April 2, 2011, March 27, 2010 and March 28, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(b). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at April 2, 2011 and March 27, 2010, and the results of its operations and its cash flows for the years ended April 2, 2011, March 27, 2010 and March 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the years ended April 2, 2011, March 27, 2010 and March 28, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
May 26, 2011

99¢ Only Stores
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	April 2, 2011	March 27, 2010
ASSETS
Current Assets:
Cash	$16,723	$19,877
Short-term investments	184,929	155,657
Accounts receivable, net of allowance for doubtful accounts of $258 and $501 as of April 2, 2011 and March 27, 2010, respectively	1,655	2,607
Income taxes receivable	15,901	4,985
Deferred income taxes	30,049	36,419
Inventories, net	191,535	171,198
Other	11,213	4,978
Total current assets	452,005	395,721
Property and equipment, net	313,852	278,858
Long-term deferred income taxes	24,608	34,483
Long-term investments in marketable securities	11,232	14,774
Assets held for sale	7,356	7,356
Deposits and other assets	15,162	14,794
Total assets	$824,215	$745,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,163	$42,593
Payroll and payroll-related	15,598	15,097
Sales tax	6,544	5,635
Other accrued expenses	18,881	21,398
Workers’ compensation	42,430	47,023
Current portion of capital lease obligation	75	70
Total current liabilities	128,691	131,816
Deferred rent	8,678	8,844
Deferred compensation liability	4,924	4,274
Capital lease obligation, net of current portion	373	449
Other liabilities	—	181
Total liabilities	142,666	145,564
Commitments and contingencies (Note 6 and 7)
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,327,068 shares at April 2, 2011 and 69,556,930 shares at March 27, 2010	253,039	246,353
Retained earnings	428,836	354,528
Other comprehensive loss	(326)	(459)
Total shareholders’ equity	681,549	600,422
Total liabilities and shareholders’ equity	$824,215	$745,986

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net Sales:
99¢ Only Stores	$1,380,357	$1,314,214	$1,262,119
Bargain Wholesale	43,521	40,956	40,817
Total sales	1,423,878	1,355,170	1,302,936
Cost of sales (excluding depreciation and amortization expense shown separately below)	842,756	797,748	791,121
Gross profit	581,122	557,422	511,815
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $0, $431 and $10,355 for the years ended April 2, 2011, March 27, 2010 and March 28, 2009)	436,034	436,608	464,635
Depreciation and amortization	27,605	27,398	34,266
Total selling, general and administrative expenses	463,639	464,006	498,901
Operating income	117,483	93,416	12,914
Other (income) expense:
Interest income	(865)	(1,117)	(3,508)
Interest expense	77	174	937
Other-than-temporary investment impairment due to credit loss	129	843	—
Other	(82)	(35)	1,578
Total other (income), net	(741)	(135)	(993)
Income before provision for income taxes and income attributed to noncontrolling interest	118,224	93,551	13,907
Provision for income taxes	43,916	33,104	4,069
Net income including noncontrolling interest	74,308	60,447	9,838
Net income attributable to noncontrolling interest	—	—	(1,357)
Net income attributable to 99¢ Only Stores	$74,308	$60,447	$8,481

Earnings per common share attributable to 99¢ Only Stores:
Basic	$1.06	$0.88	$0.12
Diluted	$1.05	$0.87	$0.12

Weighted average number of common shares outstanding:
Basic	69,963	68,641	69,987
Diluted	70,995	69,309	70,037

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED APRIL 2, 2011, MARCH 27, 2010 and MARCH 28, 2009
(Amounts in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE, March 29, 2008	70,060	$228,673	$(660)	$298,478	$526,491
Net income	—	—	—	8,481	8,481
Net unrealized investment losses	—	—	(1,431)	—	(1,431)
Total comprehensive income (loss)	—	—	(1,431)	8,481	7,050
Tax deficiency from exercise of stock options	—	(10)	—	—	(10)
Proceeds from exercise of stock options	7	68	—	—	68
Stock-based compensation expense	—	3,136	—	—	3,136
Repurchase of common stock	(1,660)	—	—	(12,878)	(12,878)
BALANCE, March 28, 2009	68,407	231,867	(2,091)	294,081	523,857
Net income	—	—	—	60,447	60,447
Net unrealized investment gains	—	—	1,632	—	1,632
Total comprehensive income	—	—	1,632	60,447	62,079
Tax benefit from exercise of stock options and Performance Stock Units	—	1,885	—	—	1,885
Exercise of stock options and issuance of Performance Stock Units, net	1,149	5,123	—	—	5,123
Stock-based compensation expense	—	7,739	—	—	7,739
Acquisition of noncontrolling interest of a partnership	—	(261)	—	—	(261)
BALANCE, March 27, 2010	69,556	246,353	(459)	354,528	600,422
Net income	—	—	—	74,308	74,308
Net unrealized investment gains	—	—	133	—	133
Total comprehensive income	—	—	133	74,308	74,441
Tax benefit from exercise of stock options and Performance Stock Units	—	1,020	—	—	1,020
Exercise of stock options and issuance of Performance Stock Units, net	771	2,779	—	—	2,779
Stock-based compensation expense	—	2,887	—	—	2,887
BALANCE, April 2, 2011	70,327	$253,039	$(326)	$428,836	$681,549

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income including noncontrolling interest	$74,308	$60,447	$9,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,605	27,400	34,266
Loss on disposal of fixed assets	101	149	791
Gain on sale of partnership assets	—	—	(706)
Long-lived assets impairment	—	431	10,355
Investments impairment	129	843	1,677
Excess tax deficiency (benefit) from share-based payment arrangements	(1,020)	(1,885)	10
Deferred income taxes	13,321	(5,190)	(11,419)
Stock-based compensation expense	2,887	7,739	3,136

Changes in assets and liabilities associated with operating activities:
Accounts receivable	952	(117)	(346)
Inventories	(20,026)	(19,270)	(11,617)
Deposits and other assets	(6,222)	272	(435)
Accounts payable	844	5,482	10,619
Accrued expenses	2,749	3,368	11,678
Accrued workers’ compensation	(4,593)	2,659	1,550
Income taxes	(10,916)	(3,824)	1,551
Deferred rent	(166)	(1,474)	(345)
Other long-term liabilities	(181)	(2,158)	2,339
Net cash provided by operating activities	79,772	74,872	62,942

Cash flows from investing activities:
Purchases of property and equipment	(61,121)	(34,842)	(34,222)
Proceeds from sale of fixed assets	164	806	508
Purchases of investments	(69,317)	(81,104)	(60,739)
Proceeds from sale of investments	43,621	31,547	59,205
Proceeds from sale of partnership assets	—	—	2,218
Acquisition of partnership assets	—	—	(4,565)
Net cash used in investing activities	(86,653)	(83,593)	(37,595)

Cash flows from financing activities:
Repurchases of common stock	—	—	(12,878)
Repurchases of common stock related to issuance of Performance Stock Units	(2,260)	(2,667)	—
Acquisition of noncontrolling interest of a partnership	—	(275)	—
Payments of capital lease obligation	(72)	(65)	(59)
Proceeds from exercise of stock options	5,039	7,790	68
Excess tax benefit (deficiency) from share-based payment arrangements	1,020	1,885	(10)
Net cash provided by (used in) financing activities	3,727	6,668	(12,879)
Net (decrease) increase in cash	(3,154)	(2,053)	12,468
Cash - beginning of period	19,877	21,930	9,462
Cash - end of period	$16,723	$19,877	$21,930

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended April 2, 2011, March 27, 2010 and March 28, 2009

1.	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is incorporated in the State of California.  The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products. As of April 2, 2011, the Company operated 285 retail stores with 211 in California, 35 in Texas, 27 in Arizona, and 12 in Nevada. The Company is also a wholesale distributor of various consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and ended on April 2, 2011, consisted of 53 weeks with one additional week included  in the fourth quarter.  The Company’s fiscal year 2010 (“fiscal 2010”) began on March 29, 2009 and ended March 27, 2010, consisted of 52 weeks and its fiscal year 2009 (“fiscal 2009”) began on March 30, 2008 and ended  March 28, 2009, also consisted of 52 weeks.  For comparability purposes, annual same-store sales, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Form 10-K are based on comparable 52 weeks, ended on March 26, 2011 for fiscal 2011 and ended on March 27, 2010 for fiscal 2010.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balances held at financial institutions are generally in excess of federally insured limits.  The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $32.4 million and $29.3 million, respectively as of April 2, 2011 and March 27, 2010. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds and equity securities, auction rate securities, asset-backed securities, commercial paper and money market funds.  The Company has included its auction rate securities in non-current assets on the Company’s consolidated balance sheets as of April 2, 2011 and March 27, 2010.  See Note 3, “Investments.”

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage and obsolete and excess inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.  Additional store level physical inventories are taken by the service company from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a twenty-four month period to determine what merchandise should be reserved for as excess and obsolete. The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms, and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities. As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  The Company’s inventory was $191.5 million for the fiscal year ended April 2, 2011, $171.2 million for the fiscal year ended March 27, 2010.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of April 2, 2011 and March 27, 2010, the Company held inventory of specific products identified that it expected to sell over a period that exceeds twelve months of approximately $4.5 million and $4.8 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment” (“ASC360”), the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2011, the Company did not record any long-lived asset impairment charges.  During fiscal 2010, due to the underperformance of one store in California, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.4 million.  During fiscal 2009, the Company recorded impairment charges of $10.4 million because it concluded that the carrying value of certain long-lived assets was not recoverable.  These charges primarily consisted of a leasehold improvement impairment charge of approximately $10.1 million related to the Company’s Texas market plan and an impairment charge of approximately $0.2 million related to the underperformance of a store in California.  See Note 10 to Consolidated Financial Statements for further information regarding the charges related to Company’s Texas operations.  The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2011.

Lease Acquisition Costs

The Company follows the policy of capitalizing allowable expenditures that relate to the acquisition and signing of its retail store leases. These costs are amortized on a straight-line basis over the applicable lease term.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740 “ Income Taxes” (“ASC 740”).  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  On April 1, 2007, the Company adopted ASC 740-10, “Income Taxes – Overall” (“ASC740-10”) which requires the Company to recognize in the consolidated financial statements the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.   Refer to Note 5 “Income Tax Provision” for further discussion of income taxes and the impact of adopting ASC 740-10.

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

A reconciliation of the basic and diluted weighted average number of shares outstanding for the years ended April 2, 2011, March 27, 2010 and March 28, 2009 is as follows:

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
	(Amounts in thousands, except per share data)

Net income attributable to 99¢ Only Stores	$74,308	$60,447	$8,481
Weighted average number of common shares outstanding-basic	69,963	68,641	69,987
Dilutive effect of outstanding stock options and performance stock units	1,032	668	50
Weighted average number of common shares outstanding-diluted	70,995	69,309	70,037
Basic earnings per share attributable to 99¢ Only Stores	$1.06	$0.88	$0.12
Diluted earnings per share attributable to 99¢ Only Stores	$1.05	$0.87	$0.12

Potentially dilutive stock options of 1.9 million, 2.4 million and 4.9 million shares for the years ended April 2, 2011, March 27, 2010 and March 28, 2009, respectively, were excluded from the calculation of the weighted average number of common shares outstanding because they were anti-dilutive.

Stock-Based Compensation

The Company has a stock incentive plan in effect under which the Company grants stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”).  The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  The Company recognizes the stock-based compensation expense ratably over the requisite service periods, which is generally a vesting term of three years.  Stock options typically have a term of 10 years.  The fair value of the PSUs and RSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  The compensation expense related to RSUs is recognized based on the number of shares expected to vest.

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition”. In addition, the Company analyses its inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.   The Company does not include purchasing, receiving, and distribution warehouse costs in its cost of sales.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

During fiscal 2011, the Company increased its estimated lease termination costs accrual by $0.4 million for Texas stores closed in previous periods. During fiscal 2010, the Company closed 12 of its Texas stores and accrued approximately $3.0 million in lease termination costs associated with the closing of seven out of the 12 Texas stores. Of the $3.0 million lease termination costs accrual, the Company recognized a net expense of $2.5 million as these costs were partially offset by a reduction in expenses of $0.5 million due to the reversal of deferred rent and tenant improvements related to these stores during fiscal 2010.  The Company also accrued approximately $1.3 million in lease termination costs associated with the closing of four of its Texas stores and lease termination costs for one contracted store during fiscal 2009.  See Note 10 to Consolidated Financial Statements for further information regarding the lease termination charges related to Company’s Texas operations.

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

Self-insured Workers’ Compensation

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for April 2, 2011 and March 27, 2010.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred, except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $5.5 million, $4.1 million and $4.4 million for the fiscal years ended April 2, 2011, March 27, 2010 and March 28, 2009, respectively.

Statements of Cash Flows

Cash payments for income taxes were $37.7 million, $40.8 million and $10.7 million in fiscal 2011, 2010, and 2009, respectively.  Interest payments totaled less than $0.1 million in fiscal 2011.  There were no interest payments in fiscal 2010.  Interest payments totaled approximately $0.2 in fiscal 2009.  Non-cash investing activities included $1.7 million, $1.1 million and $0.3 million in fixed assets purchase accruals for fiscal 2011, 2010 and 2009, respectively.  In fiscal 2009, non-cash investing activities also include $9.3 million of the La Quinta Partnership foreclosure trustee sale proceeds.  Additionally, in fiscal 2009, non-cash financing activities included a $7.3 million loan payment to pay off the outstanding loan of the foreclosed assets of the La Quinta Partnership.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of April 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Commercial paper and money market	$152,962	$152,962	$—	$—
Auction rate securities	8,409	—	—	8,409
Municipal bonds	31,208	—	31,208	—
Asset-backed securities	1,660	—	1,660	—
Corporate securities	1,922	687	1,235	—
Total available for sale securities	$196,161	$153,649	$34,103	$8,409
Other assets – assets that fund deferred compensation	$4,924	$4,924	—	—
LIABILITES
Other long-term liabilities – deferred compensation	$4,924	$4,924	—	—

Level 1 investments include money market funds and perpetual preferred stocks of $153.0 million and $0.7 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes $4.9 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include municipal bonds, asset-backed securities and corporate bonds of $31.2 million, $1.7 million and $1.2 million, respectively.  The fair value of municipal bonds, asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $8.4 million.  The fair value of auction rate securities is based on the valuation from an independent securities valuation firm by using applicable methods and techniques for this class of security.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2011.

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.  Based on their estimated fair value, the Company recorded an unrealized gain in the valuation of these securities of less than $0.1 million in fiscal 2011 and an unrealized gain of less than $0.1 million, net of tax, related to these securities is included in other comprehensive income in fiscal 2011.  Also, based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.1 million was recognized in earnings for fiscal 2011 for the Company’s auction rate securities.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on its consolidated balance sheets as of April 2, 2011.  The auction rate securities represent about 1% of the Company’s total assets.

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

The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.  Based on their estimated fair value, the Company recorded an unrealized gain in the valuation of these securities of $1.0 million in fiscal 2010 and an unrealized gain of $0.6 million, net of tax, related to these securities is included in other comprehensive income in fiscal 2010.  Also, based on the estimated fair value, an other-than-temporary impairment related to credit losses of $0.6 million was recognized in earnings for fiscal 2010 for the Company’s auction rate securities.  Due to the uncertainty surrounding liquidity in the auction rate securities market, the Company has classified these auction rate securities as long-term assets on its consolidated balance sheets as of March 27, 2010.  The auction rate securities represent less than 2% of the Company’s total assets.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended	Year Ended
	April 2, 2011	March 27, 2010
Description
Beginning balance	$10,019	$10,722
Transfers into Level 3	—	—
Total realized (loss)/unrealized gains:
Included in earnings	(32)	(555)
Included in other comprehensive income	30	977
Purchases, redemptions and settlements:
Purchases	—	—
Redemptions	(1,608)	(1,125)
Ending balance	$8,409	$10,019
Total amount of unrealized gains for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$30	$977

Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements.  The following table sets forth the calculation of comprehensive income, net of tax effects for the years indicated (in thousands):

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
	(Amounts in thousands)
Net income attributable to 99¢ Only Stores	$74,308	$60,447	$8,481

Unrealized holding gains (losses) on marketable securities, net of tax effects of $70 in fiscal 2011, $758 in fiscal 2010 and $1,448 in fiscal 2009	$105	$1,136	$(2,172)
Reclassification adjustment, net of tax effects of $19 in fiscal 2011, $330 in fiscal 2010 and $493 in fiscal 2009	28	496	741
Total unrealized holding gains (losses), net	133	1,632	(1,431)
Total comprehensive income	$74,441	$62,079	$7,050

New Authoritative Pronouncements

In June 2009, the FASB issued ASC 810 “Consolidation of Variable Interest Entities” (“VIE”) (“ASC 810”).  This statement amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. The Company adopted this statement in the first quarter of fiscal 2011. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued ASC 860 “Accounting for Transfers of Financial Assets” (“ASC 860”).   The statement eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The Company adopted this guidance in the first quarter of fiscal 2011. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

In December 2009, the FASB released ASU 2009-17 under ASC 810 “Consolidation of Variable Interest Entities”.  This update consists of amendments to the FASB Statement No. 167, which was issued by the Board in June 2009.  The amendments are intended to improve financial reporting by enterprises involved with variable interest entities.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company adopted this statement in the first quarter of fiscal 2011. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	Years Ended
	April 2, 2011	March 27, 2010
Property and equipment
Land	$93,637	$78,836
Buildings	110,681	96,196
Buildings improvements	80,366	70,015
Leasehold improvements	121,136	122,087
Fixtures and equipment	128,383	121,420
Transportation equipment	7,258	5,718
Construction in progress	24,873	12,086
Total property and equipment	566,334	506,358
Less: accumulated depreciation and amortization	(252,482)	(227,500)
Property and equipment, net	$313,852	$278,858

3.	Investments

 The following tables summarize the investments in marketable securities (in thousands):

	April 2, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$152,962	$—	$—	$152,962
Auction rate securities	9,001	—	(592)	8,409
Municipal bonds	31,208	—	—	31,208
Asset-backed securities	1,637	24	(1)	1,660
Corporate securities	1,896	76	(50)	1,922
Total	$196,704	$100	$(643)	$196,161

Reported as:
Short-term investments				$184,929
Long-term investments in marketable securities				11,232
Total				$196,161

	March 27, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Commercial paper and money market	$118,831	$—	$—	$118,831
Auction rate securities	10,668	47	(696)	10,019
Municipal bonds	35,171	—	—	35,171
Asset-backed securities	3,231	3	(148)	3,086
Corporate securities	3,296	92	(64)	3,324
Total	$171,197	$142	$(908)	$170,431

Reported as:
Short-term investments				$155,657
Long-term investments in marketable securities				14,774
Total				$170,431

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $8.4 million and $10.0 million of its auction rate securities in non-current assets on the Company’s balance sheet as of April 2, 2011 and March 27, 2010 respectively.

The following table summarizes maturities of marketable fixed-income securities classified as available for sale as of April 2, 2011 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$31,208	$31,208
Due after one year through five years	1,255	1,324
Due after five years	10,549	9,980
	$43,012	$42,512

Realized gains from the sale of marketable securities were less than $0.1 million, less than $0.1 million and $0.3 million for the fiscal years ended April 2, 2011, March 27, 2010 and March 28, 2009, respectively.  The Company recorded an investment impairment charge related to credit losses of approximately $0.1 million on its auction rate securities for fiscal 2011.  In fiscal 2010, the Company recognized an impairment charge related to credit losses of approximately $0.6 million on its auction rate securities and approximately $0.3 million on a Bank of America perpetual preferred stock.  The Company recognized approximately $1.7 million in impairment charges primarily related to a Lehman Brothers corporate bond of $0.6 million and a Lehman Brothers perpetual preferred stock of $1.0 million in fiscal 2009.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.5 million as of April 2, 2011.  Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.8 million as of March 27, 2010.   The tax effected unrealized gains and losses are included in other comprehensive income or loss in the Consolidated Statements of Shareholders’ Equity.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 2, 2011
Municipal bonds	$—	$—	$—	$—
Asset-backed securities	—	—	451	(1)
Corporate securities	1,069	(8)	687	(42)
Auction rate securities	394	(4)	8,015	(588)
	$1,463	$(12)	$9,153	$(631)

As of April 2, 2011, there were less than $0.1 million of unrealized losses for less than twelve months, and $0.6 million of losses for twelve months or greater for 20 securities that primarily were caused by interest rate fluctuations and changes in current market conditions.

During fiscal 2011, the Company recorded approximately $0.1 million other-than-temporary impairment charges related to credit losses on its auction rate securities.  During this period, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

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

During fiscal 2010, the Company recorded approximately $0.6 million and $0.3 million of other-than-temporary impairment charges related to credit losses on its auction rate securities and a Bank of America perpetual preferred stock, respectively.  During this period, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during fiscal 2011 and fiscal 2010 (in thousands):

	For the Year Ended	For the Year Ended
	April 2, 2011	March 27, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$129	$843
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$129	$843

4.	Variable Interest Entities

At April 2, 2011 and March 27, 2010, the Company no longer has any variable interest entities.

5.	Income Tax Provision

The provision for income taxes consists of the following:

	Years Ended
	(Amounts in thousands)
	April 2, 2011	March 27, 2010	March 28, 2009
Current:
Federal	$22,379	$31,349	$11,761
State	6,237	6,217	2,703
	28,616	37,566	14,464
Deferred - federal and state	15,300	(4,462)	(10,395)
Provision (benefit) for income taxes	$43,916	$33,104	$4,069

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended
	(Amounts in thousands)
	April 2, 2011		March 27, 2010		March 28, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$41,378	35.0%	$32,743	35.0%	$4,868	35.0%
State income taxes, net of federal income tax effect	4,225	3.5	3,532	3.8	(129)	(0.9)
Effect of permanent differences	3	0.0	(47)	(0.1)	(201)	(1.5)
Texas NOL tax credits expense/(benefit)	—	0.0	(109)	(0.1)	1,431	10.3
Welfare to work, LARZ, and other job credits	(1,473)	(1.2)	(1,022)	(1.1)	(1,052)	(7.6)
Other	(217)	(0.2)	(1,993)	(2.1)	(848)	(6.0)
	$43,916	37.1%	$33,104	35.4%	$4,069	29.3%

In fiscal 2009, the Texas NOL tax credit was adjusted to reflect anticipated store closures. The fiscal 2010 tax provision reflects a small benefit related to the Texas NOL tax credits due to the Company’s decision to continue operations in Texas.

The Company’s net deferred tax assets are as follows:

	Years Ended
	(Amounts in thousands)
	April 2, 2011	March 27, 2010
CURRENT ASSETS (LIABILITIES)
Inventory	$1,733	$7,944
Uniform inventory capitalization	6,416	5,209
Prepaid expenses	(2,471)	(1,589)
Accrued expenses	3,234	2,571
Workers’ compensation	18,159	20,125
State taxes	532	(90)
Other, net	2,446	2,249
Total Current Assets (Liabilities)	30,049	36,419
NON-CURRENT ASSETS (LIABILITIES)
Depreciation and amortization	14,392	21,990
Net operating loss carry-forwards	4,102	4,346
Deferred rent	875	2,150
Share-based compensation	4,231	6,058
Other, net	6,806	5,737
Valuation allowance	(5,798)	(5,798)
Total Non-Current Assets (Liabilities)	24,608	34,483
Net Deferred Tax Assets	$54,657	$70,902

As of April 2, 2011, the Company had federal net operating loss carryforwards of approximately $11.7 million which can be used to offset future taxable income.  The utilization of these net operating loss carryforwards is limited and the carryforwards expire at various dates through 2018.  The Company also has approximately $7.7 million of California Enterprise Zone credits that can be carried forward indefinitely. In addition, pursuant to the Company’s decision in August 2009 to continue operations in Texas, the Company has recorded a deferred tax asset of approximately $2.2 million related to Texas NOL credits in fiscal 2010.  Based on the current estimate of future benefit utilization of these credits, the Company has also recorded a related valuation allowance of $1.9 million.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  The valuation allowance as of April 2, 2011, relates to the deferred tax assets acquired in the acquisition of Universal International, Inc. and Texas NOL credits.

The Company had approximately $1.4 million at March 28, 2009 of unrecognized tax benefits related to uncertain tax positions.  The statutes of limitations have expired for the periods related to these uncertain tax positions at the end of fiscal 2010, and accordingly, at March 27, 2010, the Company has derecognized these liabilities.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefit (in thousands):

Balance at March 29, 2008	$1,381
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	35
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 28, 2009	$1,416
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statutes of limitation	(1,416)
Balance at March 27, 2010	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statutes of limitation	—
Balance at April 2, 2011	$—

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2005 through 2010.

6.	Related-Party Transactions

The Company leases certain retail facilities from its significant shareholders and their affiliates.  Rental expense for these facilities was approximately $2.1 million in each of fiscal years 2011, 2010 and 2009.

7.	Commitments and Contingencies

Credit Facilities

The Company had no debt outstanding as of April 2, 2011 and March 27, 2010 and does not maintain any credit facilities with any financial institutions except for a small standby letter of credit as described below.

As of April 2, 2011, the Company had a standby letter of credit for approximately $0.4 million, related to one of its leased properties, where the lessor is a named beneficiary in the event of a default by the Company, and potentially is entitled to draw on the letter of credit in the event of a specified default.  The letter of credit will expire in October 2011, but shall be automatically extended, without written amendment, to October 2012, unless written notice of termination is sent to the issuer.  As of the date of filing this Form 10-K, the Company is in compliance with its lease terms and scheduled payments.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expense charged to operating expenses in fiscal 2011, 2010 and 2009 was approximately $56.7 million, $60.7 million and $60.6 million, respectively, of which $0.3 million, $0.3 million and $0.2 million was paid as percentage rent based on sales volume for each of the years then ended, respectively.  Sub-lease income earned in fiscal 2011, 2010 and 2009 was approximately $0.9 million, $0.7 million and $1.0 million, respectively.

As of April 2, 2011, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases were as follows: (amounts in thousands):

Fiscal Year:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2012	$40,377	$106	$383
2013	35,666	106	293
2014	32,765	106	279
2015	25,761	106	180
2016	17,778	106	130
Thereafter	39,867	10	33
Future minimum lease payments	$192,214	$540	$1,298

Less amount representing interest		(92)
Present value of future lease payments		$448

The capital lease relates to a building for one of the Company’s stores.  The gross asset amount recorded under the capital lease was $1.0 million each as of April 2, 2011 and March 27, 2010.  Accumulated depreciation was $0.7 million and $0.6 million as of April 2, 2011 and March 27, 2010.

Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

At April 2, 2011 and March 27, 2010, the Company had recorded a liability $42.4 million and $46.9 million respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of April 2, 2011 and approximately $0.1 million as of March 27, 2010 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business is expected to have a material adverse effect on the Company’s financial position, results of operations, or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act reports.

Going Private Proposal

Following the recent announcement by the Company of the receipt of a going private proposal, eight complaints have been filed related to such proposal, all in the Los Angeles County Superior Court (the "Actions").  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company's public shareholders.  The Actions name the Company, various of its officers and directors, and Leonard Green & Partners L.P. (and in one instance certain entities affiliated with Leonard Green & Partners) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  The Actions have been ordered stayed pending an initial status conference.  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011);  Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).

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

Leonard Morales and Steven Calabro vs. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200) and Consumer Legal Remedies Act (California Civil Code Section 1750, et seq.), as well as unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek restitution of all amounts allegedly “wrongfully obtained” by the Company, injunctive and declaratory relief, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs requested that their case be consolidated with the Kavis lawsuit described below, and the two sets of plaintiffs filed a consolidated amended complaint.  The Company has filed a demurrer and motion to strike directed towards portions of the amended complaint, and these motions were heard on April 27, 2011. These motions have been fully briefed and argued and the parties are awaiting a ruling from the Court.  Discovery has begun in this case and is ongoing.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles.  Plaintiffs filed a putative class action complaint against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.  The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs requested that their case be consolidated with the Morales lawsuit described above and filed a consolidated amended complaint.  The Company has filed a demurrer and motion to strike directed towards portions of the amended complaint, and these motions were heard on April 27, 2011. These motions have been fully briefed and argued and the parties are awaiting a ruling from the Court. Discovery has begun in this case and is ongoing.

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

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage expenses, or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Employment Discrimination Matter

Linda Niemiller v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former assistant manager for the Company, filed this action in March 2011.  She asserts claims on behalf of herself, and all others allegedly similarly situated, under the California Fair Employment and Housing Act and the California Business and Professions Code based on allegations that the Company has a pattern or practice of denying and/or failing to promote women to the position of Store Manager and to provide them with compensation equal to that of men doing equal work.  She also asserts an individual claim for retaliation based on the allegation that the Company failed to promote her in retaliation for her having opposed and objected to discrimination based on gender.  Plaintiff seeks to represent a class of all allegedly similarly situated current, past and future women as to whom the Company has denied hiring and promotion to the position of Store Manager and equal compensation in the State of California on the basis of gender.  She seeks to recover back pay, front pay, general and special damages, punitive damages, injunctive and declaratory relief, an order assigning herself and members of the putative class to those jobs they purportedly would have held but for the Company’s  allegedly discriminatory practices, an adjustment of the wage rates, benefits, and seniority rights for herself and members of the putative class to that level which they purportedly would be enjoying but for the Company’s alleged discriminatory practices, pre-judgment interest and attorney’s fees and costs.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

8.	Stock-Based Compensation Plans

On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s common stock, of which 4,964,000 were available as of April 2, 2011 for future awards. This includes the unused capacity that will be rolled over from the 1996 Plan and that will become subject to the terms of the 2010 Plan, whereas any awards under the 1996 Plan that are outstanding as of the effective date shall continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant. The plan will expire in 2020. For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

The following table summarizes stock awards available for grant:

	Years Ended
	April 2, 2011		March 27, 2010		March 28, 2009
Beginning balance	2,606,000		2,055,000		976,000
Authorized	1,878,000		—		—
Granted	(59,000	)(a)	(101,000	)(c)	(249,000	)(e)
Cancelled	539,000	(b)	652,000	(d)	1,328,000	(f)
Available for future grant	4,964,000		2,606,000		2,055,000

(a) This amount includes 23,000 restricted stock units granted to certain employees under the Company’s 1996 Stock Option Plan, as amended (the “1996 Plan”) which was replaced by 2010 Equity Incentive Plan (the “2010 Plan”) approved at the Company’s 2010 Annual Meeting of Shareholders. The actual number of restricted stock units (and ultimately shares of Company common stock) to be issued depends on the reaching of the vesting requirements as specified by the restricted stock unit awards.

(b) This amount includes 68,000 PSUs.  For stock options, this includes options cancelled before September 14, 2010 under the 1996 Plan and thereafter the options cancelled under the 2010 Plan.

(c) This amount includes 65,000 PSUs granted under the Company’s 2008 PSU Plan. The actual number of performance stock units (and ultimately shares of Company common stock) to be issued depends on the Company’s financial performance over a period of time.

(d) This amount includes 99,000 PSUs.

(e) This amount includes 127,000 PSUs potentially issuable under the Company’s 1996 Stock Option Plan. The actual number of performance stock units (and ultimately shares of Company common stock) to be issued depends on the Company’s financial performance over a period of time.

(f) This amount includes 191,000 PSUs.

In fiscal 2011, fiscal 2010 and fiscal 2009, the Company incurred total non-cash stock-based compensation expense of $2.9 million, $7.7 million and $3.1 million recorded as operating expense, before the income tax benefit of $1.2 million, $3.1 million and $1.3 million, respectively.

Stock Options

Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Stock options typically expire ten years from the date of grant.

The weighted average fair values per share of stock options granted have been estimated using the Black-Scholes pricing model with the following assumptions:

	Years Ended
	April 2, 2011	March 27, 2010	March 28, 2009
Weighted-average fair value of options granted	$6.70	$5.93	$4.93
Risk free interest rate	1.42%	2.44%	2.97%
Expected life (in years)	5.0	5.0	5.0
Expected stock price volatility	40.8%	47.2%	55.1%
Expected dividend yield	None	None	None

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

Option activity under the Company’s stock option plan during the year ended April 2, 2011 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	4,133,000	$17.23
Granted	36,000	$17.88
Exercised	(505,000)	$9.97
Cancelled	(518,000)	$17.12
Outstanding at the end of the period	3,146,000	$18.42	3.44	$13,473,290
Exercisable at the end of the period	3,066,000	$18.52	3.31	$13,084,496
Exercisable and expected to vest at the end of the period	3,146,000	$18.42	3.44	$13,473,290

The aggregate pre-tax intrinsic values of options outstanding, exercisable, and exercisable and expected to vest were calculated based on the Company’s closing stock price on the last trading day of fiscal 2011.  These amounts change based upon changes in the fair market value of the Company’s common stock.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2011 and 2010 was $3.5 million and $4.2 million, respectively. The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $1.0 million, $2.4 million and $4.9 million, respectively.

The weighted average remaining contractual life and the weighted average per share exercise price of options outstanding and of options exercisable as of April 2, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$5.50 — $10.50	836,000	5.69	$8.87	829,000	$8.88
$10.51 — $16.50	426,000	5.76	$11.49	389,000	$11.39
$16.51 — $20.50	586,000	3.49	$17.99	550,000	$18.00
$20.51 — $28.50	380,000	0.09	$20.52	380,000	$20.52
$28.51 — $35.00	918,000	1.67	$29.72	918,000	$29.72
	3,146,000	3.44	$18.42	3,066,000	$18.52

As of April 2, 2011, there was $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted performance stock units (“PSUs”) to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the term of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of April 2, 2011, the Company had 0.5 million PSUs issued and outstanding. The following table summarizes the PSU activity in fiscal 2011:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	993,000	$7.12
Granted	—	—
Forfeited	(82,000)	$8.25
Converted to common shares	(411,000)	$7.13
Outstanding at the end of the period	500,000	$6.93
Vested at the end of the period	—	$—

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  The Company incurred non-cash stock-based compensation expense related to PSUs of $2.1 million and $6.5 million for fiscal 2011 and fiscal 2010, respectively, which was recorded as operating expenses.  The Company did not incur non-cash stock-based compensation expense related to PSUs during fiscal 2009.  There were 0.4 million PSUs vested and issued during fiscal 2011.  There were 0.6 million PSUs vested during fiscal 2010 of which 0.5 million PSUs were issued during fiscal 2010.  As of April 2, 2011, the unvested future compensation expense through fiscal 2013 was $1.8 million assuming all vesting criteria will be met.

Restricted Stock Units

According to the Company’s equity incentive plan, the Compensation Committee of the Company's Board of Directors granted time-based restricted stock units (“RSUs”) to certain non-officer employees of the Company as a long-term, incentive award.  RSUs will cliff vest three years after being granted if the employees are still employed by the Company at such time.

The following table summarizes the RSUs activity of fiscal 2011:

	Number of Shares	Weighted Average Fair Value
RSUs outstanding at the beginning of the period	—	$—
Granted	23,000	$17.88
Forfeited	(5,000)	$17.88
Vested	—	$—
Outstanding at the end of the period	18,000	$17.88
Vested at the end of the period	—	$—

The stock based compensation expense for RSUs is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The Company started to recognize compensation expense related to RSUs during the third quarter of fiscal 2011.  For fiscal 2011, the Company incurred non-cash stock-based compensation expense related to RSUs of less than $0.1 million, which was recorded as operating expense. As of April 2, 2011, the Company had less than 0.1 million RSUs outstanding and compensation costs related to unvested share-based awards not yet recognized amounted to $0.2 million.

9.	Stock Repurchase Program

On June 11, 2008, the Company announced that its Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of its common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases under this program.  As of April 2, 2011, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of Company’s common stock under this program.  The Company did not make any common stock repurchases for fiscal 2011.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees.  During fiscal 2011, the Company withheld approximately 146,000 shares to satisfy $2.3 million of employee tax obligations.  Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

10.	Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease terminations costs related to closing some of these stores.  As of March 28, 2009, and March 27, 2010, the Company had an estimated lease termination costs accrual of approximately $1.3 and $2.9 million, respectively. During fiscal 2011, the Company increased the estimated lease termination costs accrual by approximately $0.4 million and paid approximately $1.8 million related to these costs.  The initial impairment charges, severance pay accrual, lease termination cost and the additional accretion expenses recorded in fiscal 2010 and fiscal 2011 were included within selling, general and administrative expenses in the consolidated statement of operations. As of April 2, 2011, the remaining balance of the Company’s estimated lease termination costs accrual was $1.5 million and is expected to be paid by the end of fiscal 2012.  As of April 2, 2011, the Company operated 35 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of April 2, 2011:

(in thousands)	Leasehold Asset Impairment	Severance Pay	Lease Termination Cost	Total

Charges	$10,100	$1,367	$1,320	$12,787
Cash Payments	-	(1,367)	-	(1,367)
Non-Cash Reductions	(10,100)	-	-	(10,100)
Remaining Obligations as of 03/28/09	-	-	1,320	1,320

Accretion Expenses	-	-	2,961	2,961
Cash Payments	-	-	(1,338)	(1,338)
Remaining Obligations as of 03/27/10	$-	$-	$2,943	$2,943
Accretion Expenses	-	-	437	437
Cash Payments	-	-	(1,889)	(1,889)
Remaining Obligations as of 04/02/11	$-	$-	$1,491	$1,491

11.	Operating Segments

The Company manages its business on the basis of one reportable segment.  The Company’s sales through Bargain Wholesale are not material to the Company’s consolidated financial statements; therefore, in accordance with ASC 280, “Segment Reporting” Bargain Wholesale is not presented as a separate operating segment in fiscal 2011.

The Company had no customers representing more than 10 percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

12.	Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed approximately $1.6 million in each of fiscal years 2011, 2010 and 2009, in matching cash contributions to the Plan.  The Plan was amended in fiscal 2007 and currently the Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  Funds in the plan are held in a rabbi trust. In accordance with ASC 710-05-8, “Compensation-Deferred Compensation-Rabbi Trusts,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term asset was $4.9 million and $4.3 million as of April 2, 2011 and March 27, 2010, respectively.

13.	Assets Held for Sale

Assets held for sale consist of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at April 2, 2011 was $7.4 million.   Due to market conditions and the size of the warehouse, the Company has classified the warehouse as long-term asset on its consolidated balance sheets. Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

14.	Other Current Liabilities

Other current liabilities as of April 2, 2011 and March 27, 2010 are as follows:

	Years Ended
	April 2, 2011	March 27, 2010
	(Amounts in thousands)

Accrued legal reserves and fees	$1,611	$1,309
Accrued property taxes	2,823	3,130
Accrued utilities	2,669	2,728
Accrued rent and related expenses	3,995	6,794
Accrued accounting fees	716	823
Accrued advertising	690	470
Accrued outside services	960	866
Other	5,417	5,278
Total other current liabilities	$18,881	$21,398

15.	Going Private Proposal

On March 11, 2011, the Company announced that its Board of Directors had received a proposal from members of the Schiffer/Gold family, together with Leonard Green & Partners, L.P. to acquire the Company in a “going private” transaction for $19.09 per share in cash.  The Company's Board of Directors formed a special committee of independent directors to consider the proposal.   The Special Committee, which has engaged independent financial and legal advisors, is also authorized to consider other proposals and strategic alternatives.  There is no assurance that a definitive offer for a change of control transaction will be made or, if made, that such a transaction would be consummated.

16.	Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited results of operations for each quarter during fiscal years 2010 and 2009. The unaudited information has been prepared on the same basis as the audited financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. The Company’s fiscal year 2011 (“fiscal 2011”) which began on March 28, 2010 and ended on April 2, 2011, consisted of 53 weeks with  one additional week included  in the fourth quarter.  The Company’s fiscal year 2010 (“fiscal 2010”), which began on March 29, 2009 and ended March 27, 2010 consisted of 52 weeks.

	Fiscal Year 2011 ( March 28, 2010 to April 2, 2011)
	(Amounts in thousands, except per share data)
	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
Net sales:
99¢ Only Stores	$336,554	$323,248	$354,121	$366,434
Bargain Wholesale	9,921	10,311	11,238	12,051
Total	346,475	333,559	365,359	378,485
Gross profit	140,262	136,071	153,906	150,883
Operating income	26,820	20,708	42,069	27,886
Net income attributable to 99¢ Only Stores	$16,814	$12,936	$26,639	$17,919

Earnings per common share attributable to 99¢ Only Stores:
Basic	$0.24	$0.19	$0.38	$0.25
Diluted	$0.24	$0.18	$0.38	$0.25
Weighted average shares outstanding:
Basic	69,680	69,882	70,050	70,241
Diluted	70,921	70,972	71,005	71,081

	Fiscal Year 2010 ( March 29, 2009 to March 27, 2010)
	(Amounts in thousands, except per share data)
	(Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales:
99¢ Only Stores	$321,845	$314,821	$348,902	$328,646
Bargain Wholesale	10,265	9,866	10,217	10,608
Total	332,110	324,687	359,119	339,254
Gross profit	133,578	129,593	154,901	139,350
Operating income	15,386	14,984	38,599	24,447
Net income attributable to 99¢ Only Stores	$9,508	$9,600	$24,485	$16,854

Earnings per common share attributable to 99¢ Only Stores:
Basic	$0.14	$0.14	$0.36	$0.24
Diluted	$0.14	$0.14	$0.35	$0.24
Weighted average shares outstanding:
Basic	68,583	68,686	68,788	68,814
Diluted	68,962	69,483	69,728	69,765

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, pursuant to Rule 13a-15(b) of the Securities Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.

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

Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 2, 2011.  The Company’s independent registered public accounting firm, BDO USA LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2011, the Company did not make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
99¢ Only Stores
City of Commerce, California

We have audited 99¢ Only Stores’ (the “Company”) internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 99¢ Only Stores maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 99¢ Only Stores as of April 2, 2011 and March 27, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended April 2, 2011, March 27, 2010 and March 28, 2009 and our report dated May XX, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
May 26, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information  regarding Directors and Executive Officers of the registrant required by Item 401 of Regulation S-K, information regarding Directors and Executive Officers of the registrant required by Item 405 of Regulation S-K,  information regarding Directors and Executive Officers of the registrant required by Item 406 of Regulation S-K, and information regarding Directors and Executive Officers of the registrant required by Item 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is presented under the captions "Election of Directors," "Information with Respect to Nominees and Executive Officers," "Code of Business Conduct and Ethics," "Further Information Concerning the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders, which will be filed with the Commission no later than 120 days after the end of the Company’s 2011 fiscal year and which is incorporated  herein by reference.

 Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is presented under the captions "Executive Compensation", “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is presented under the captions "Principal Shareholders" in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

See “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the securities authorized for issuance under the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K is presented under the captions "Related Person Transactions" and “Further Information Concerning the Board of Directors” in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is presented under the caption "Independent Registered Public Accountants" in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)  Financial Statements. Reference is made to the Index to the Financial Statements set forth in item 8 on page 41 of this Form 10-K.

  Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)  The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

99¢ Only Stores
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 (Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
For the year ended April 2, 2011
Allowance for doubtful accounts	$501	198	441	$258
Inventory reserve	$3,726	924	599	$4,051
Tax valuation allowance	$5,800	—	—	$5,800
For the year ended March 27, 2010
Allowance for doubtful accounts	$44	541	84	$501
Inventory reserve	$2,666	1,525	465	$3,726
Tax valuation allowance	$3,900	1,900	—	$5,800
For the year ended March 28, 2009
Allowance for doubtful accounts	$159	65	180	$44
Inventory reserve	$2,085	2,221	1,640	$2,666
Tax valuation allowance	$3,900	—	—	$3,900

Exhibit Index	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(10)
4.1	Specimen certificate evidencing Common Stock of the Registrant.(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(10)
10.2	Indemnification Agreement with David Gold.(4)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(3)
10.4	1996 Stock Option Plan, as Amended. (8)
10.5	1996 Stock Option Plan: Performance Stock Unit Award – Fiscal 2008 to 2012 (9)
10.6	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated April 1, 1994, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord, as amended.(1)
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

10.27	[Reserved]
10.28	1996 Stock Option Plan: Stock Option Award Agreement (9)
10.29	[Reserved]
10.30	Second Amendment to 6161 Atlantic Blvd. Lease, dated January 1, 2005. (7)
10.31	99¢ Only Stores 2010 Equity Incentive Plan (11)

10.32	Form of 2010 Equity Incentive Plan Stock Option Award Agreement (11)
10.33	Form of 2010 Equity Incentive Plan Non-Employee Director Stock Option Award Agreement (11)
21.0	Subsidiaries*
23.1	Consent of BDO USA, LLP*
23.2	Consent of Independent Valuation Firm*
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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
(9) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 16, 2008.
(10) Incorporated by reference from the Company’s 2009 Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 10, 2009.
(11) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with Securities and Exchange Commission on September 17, 2010.

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

Signature	Title	Date

/s/ David Gold
David Gold	Chairman of the Board	May 26, 2011

/s/ Eric Schiffer
Eric Schiffer	Chief Executive Officer and Director (principal executive officer)	May 26, 2011

/s/ Jeff Gold
Jeff Gold	President, Chief Operating Officer and Director	May 26, 2011

/s/ Howard Gold
Howard Gold	Executive Vice President of Special Projects	May 26, 2011

/s/ Robert Kautz
Robert Kautz	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 26, 2011

/s/ Eric Flamholtz
Eric Flamholtz	Director	May 26, 2011

/s/ Lawrence Glascott
Lawrence Glascott	Director	May 26, 2011

/s/ Marvin L. Holen
Marvin L. Holen	Director	May 26, 2011

/s/ Peter Woo
Peter Woo	Director	May 26, 2011