Form 10-Q
period 2011-07-02
99 CENTS ONLY STORES
filed 2011-08-09
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2011

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

Common Stock, No Par Value, 70,540,357 Shares as of August 4, 2011

99¢ ONLY STORES
Form 10-Q

Part I - Financial Information

 FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” Sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 2, 2011	April 2, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$21,779	$16,723
Short-term investments	190,040	184,929
Accounts receivable, net of allowance for doubtful accounts of $258 and $258 at July 2, 2011 and April 2, 2011, respectively	1,626	1,655
Income taxes receivable	6,367	15,901
Deferred income taxes	30,049	30,049
Inventories, net	208,197	191,535
Other	11,266	11,213
Total current assets	469,324	452,005
Property and equipment, net	318,277	313,852
Long-term deferred income taxes	24,079	24,608
Long-term investments in marketable securities	9,988	11,232
Assets held for sale	7,356	7,356
Deposits and other assets	15,092	15,162
Total assets	$844,116	$824,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,541	$45,163
Payroll and payroll-related	10,394	15,598
Sales tax	6,138	6,544
Other accrued expenses	20,982	18,881
Workers’ compensation	41,139	42,430
Current portion of capital lease obligation	73	75
Total current liabilities	128,267	128,691
Deferred rent	8,603	8,678
Deferred compensation liability	4,959	4,924
Capital lease obligation, net of current portion	411	373
Total liabilities	142,240	142,666
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,516,458 shares at July 2, 2011 and 70,327,068 shares at April 2, 2011	255,704	253,039
Retained earnings	446,519	428,836
Other comprehensive loss	(347)	(326)
Total shareholders’ equity	701,876	681,549
Total liabilities and shareholders’ equity	$844,116	$824,215

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	First Quarter Ended
	July 2, 2011	June 26, 2010
Net Sales:
99¢ Only Stores	$357,544	$336,554
Bargain Wholesale	10,796	9,921
Total sales	368,340	346,475

Cost of sales (excluding depreciation and amortization expense shown separately below)	219,520	206,213
Gross profit	148,820	140,262
Selling, general and administrative expenses:
Operating expenses	113,566	107,050
Depreciation and amortization	6,713	6,392
Total selling, general and administrative expenses	120,279	113,442
Operating income	28,541	26,820

Other (income) expense:
Interest income	(142)	(234)
Interest expense	301	1
Other	(43)	(9)
Total other (income) expense, net	116	(242)
Income before provision for income taxes	28,425	27,062
Provision for income taxes	10,742	10,248
Net income	$17,683	$16,814

Earnings per common share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

Weighted average number of common shares outstanding:
Basic	70,465	69,680
Diluted	71,332	70,921

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Quarter Ended
	July 2, 2011	June 26, 2010
Cash flows from operating activities:
Net income	$17,683	$16,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,713	6,392
Loss on disposal of fixed assets	66	28
Excess tax benefit from share-based payment arrangements	(319)	(242)
Deferred income taxes	(16)	(54)
Stock-based compensation expense	682	874
Changes in assets and liabilities associated with operating activities:
Accounts receivable	29	874
Inventories	(16,437)	(4,116)
Deposits and other assets	(117)	(407)
Accounts payable	5,767	3,589
Accrued expenses	(2,575)	(4,393)
Accrued workers’ compensation	(1,291)	(291)
Income taxes	9,534	3,497
Deferred rent	(75)	117
Other long-term liabilities	—	(54)
Net cash provided by operating activities	19,644	22,628

Cash flows from investing activities:
Purchases of property and equipment	(12,591)	(9,432)
Proceeds from sale of fixed assets	2	54
Purchases of investments	(49,896)	(15,193)
Sales of investments	45,932	24,865
Net cash (used in) provided by investing activities	(16,553)	294
Cash flows from financing activities:
Repurchases of common stock related to issuance of performance stock units	(398)	(350)
Payments of capital lease obligation	(18)	(18)
Proceeds from exercise of stock options	2,062	1,110
Excess tax benefit from share-based payment arrangements	319	242
Net cash provided by financing activities	1,965	984
Net increase in cash	5,056	23,906
Cash and cash equivalents - beginning of period	16,723	19,877
Cash and cash equivalents - end of period	$21,779	$43,783

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended April 2, 2011 (“fiscal 2011”) and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2011 (the “2011 Form 10-K”). In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2012 (“fiscal 2012”).

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.   Fiscal 2012 began on April 3, 2011 and will end on March 31, 2012, and will consist of 52 weeks.  Fiscal 2011 began on March 28, 2010 and ended on April 2, 2011, and consisted of 53 weeks, with the one additional week included in fourth quarter.  The first quarter ended July 2, 2011 (“first quarter of fiscal 2012”) and first quarter ended June 26, 2010 (“first quarter of fiscal 2011”) were each comprised of 91 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of July 2, 2011, the Company operated 285 retail stores with 211 in California, 35 in Texas, 27 in Arizona, and 12 in Nevada.  The Company is also a wholesale distributor of various products.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balances held at financial institutions are generally in excess of federally insured limits.  The Company has not experienced any losses in such accounts. These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution.

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

Investments

The Company’s investments in debt and equity securities are classified as available for sale and are comprised primarily of marketable investment grade government and municipal bonds, corporate bonds, auction rate securities, asset-backed securities, money market funds and perpetual preferred stocks.

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities” (“ASC 320”).   These investments are carried at fair value, based on quoted market prices or other readily available market information. Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets. Gains and losses are recognized when realized in the Company’s Consolidated Statements of Income and are based on the trade date. When it is determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage and obsolete and excess inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.   Additional store level physical inventories are taken by the service company from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a twenty-four month period to determine what merchandise should be reserved for as excess and obsolete.  The valuation allowances for obsolete and excess inventory in many locations (including various warehouses, store backrooms and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities. As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of July 2, 2011 and April 2, 2011, the Company held inventory of specific products identified as expected to sell over a period that exceeds twelve months in the amounts of approximately $4.3 million and $4.5 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, the Company did not record any asset impairment charges.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition”.  In addition, the Company analyzes its inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  The Company does not include purchasing, receiving and distribution warehouse costs in its cost of sales. Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

Operating Expenses

Selling, general and administrative expenses include purchasing, receiving, inspection and warehouse costs, the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs), distribution costs (payroll and associated costs, occupancy, transportation to and from stores and other distribution-related costs) and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

During the first quarter of fiscal 2012, the Company increased its estimated lease termination costs accrual by $0.1 million for its Texas stores closed in previous periods. During the first quarter of fiscal 2011, the Company accrued $0.1 million in lease termination costs associated with the closing of some of its Texas stores. See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for July 2, 2011 and April 2, 2011.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million and $1.1 million for the first quarter of fiscal 2012 and 2011, respectively.

Statements of Cash Flows

Cash payments for income taxes were $0.2 million and $6.1 million for the first quarter of fiscal 2012 and 2011, respectively.  Non-cash investing activities included $1.4 million and $0.4 million in fixed assets purchase accruals for the first quarter of fiscal 2012 and 2011, respectively.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of July 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Money market funds	$189,323	$189,323	$—	$—
Auction rate securities	8,057	—	—	8,057
Asset-backed securities	718	—	718	—
Corporate securities	1,930	686	1,244	—
Total available for sale securities	$200,028	$190,009	$1,962	$8,057

Other assets – assets that fund deferred compensation	$4,959	$4,959	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,959	$4,959	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $189.3 million and $0.7 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes $5.0 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include asset-backed securities and corporate bonds of $0.7 million and $1.2 million, respectively.  The fair value of asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $8.1 million. The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values based on the April 2, 2011 valuation report provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.

For the first quarter of fiscal 2012 and 2011, the Company did not record any other-than-temporary impairment related to credit losses for its auction rate securities.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the first quarter of fiscal 2012.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of April 2, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Money market funds	$152,962	$152,962	$—	$—
Auction rate securities	8,409	—	—	8,409
Municipal bonds	31,208	—	31,208	—
Asset-backed securities	1,660	—	1,660	—
Corporate securities	1,922	687	1,235	—
Total available for sale securities	$196,161	$153,649	$34,103	$8,409

Other assets – assets that fund deferred compensation	$4,924	$4,924	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,924	$4,924	$—	$—

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	First Quarter Ended
	July 2, 2011	June 26, 2010
Description
Beginning balance	$8,409	$10,019
Transfers into Level 3	—	—
Total realized/unrealized gain (loss):
Included in earnings	15	9
Included in other comprehensive loss	(15)	45
Purchases, redemptions and settlements:
Purchases	—	—
Redemptions	(352)	(244)
Ending balance	$8,057	$9,829

Total amount of unrealized gains (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$(15)	$45

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.	Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	July 2, 2011	April 2, 2011
Property and equipment
Land	$94,334	$93,637
Buildings	110,006	110,681
Buildings improvements	80,483	80,366
Leasehold improvements	121,290	121,136
Fixtures and equipment	131,276	128,383
Transportation equipment	7,440	7,258
Construction in progress	32,213	24,873
Total property and equipment	577,042	566,334
Less: accumulated depreciation and amortization	(258,765)	(252,482)
Property and equipment, net	$318,277	$313,852

3.	Investments

The following tables summarize the investments in marketable securities (in thousands):

	July 2, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$189,323	$—	$—	$189,323
Auction rate securities	8,664	—	(607)	8,057
Asset-backed securities	718	5	(5)	718
Corporate securities	1,902	80	(52)	1,930
Total	$200,607	$85	$(664)	$200,028

Reported as:
Short-term investments				$190,040
Long-term investments in marketable securities				9,988
Total				$200,028

	April 2, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$152,962	$—	$—	$152,962
Auction rate securities	9,001	—	(592)	8,409
Municipal bonds	31,208	—	—	31,208
Asset-backed securities	1,637	24	(1)	1,660
Corporate securities	1,896	76	(50)	1,922
Total	$196,704	$100	$(643)	$196,161

Reported as:
Short-term investments				$184,929
Long-term investments in marketable securities				11,232
Total				$196,161

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $8.1 million and $8.4 million of its auction rate securities in non-current assets on the Company’s balance sheet as of July 2, 2011 and April 2, 2011 respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of July 2, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	1,153	1,145
Due after five years	9,400	8,874
	$10,553	$10,019

Realized gains from the sale of marketable securities for the first quarter of fiscal 2012 and 2011 were both less than $0.1 million.  There were no impairment charges related to credit losses in the first quarter of fiscal 2012 and 2011.

Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.6 million and $0.5 million as of July 2, 2011 and April 2, 2011, respectively.  The tax effected losses on net unrealized holdings of marketable securities were less than $0.1 million for the first quarter of fiscal 2012.   The tax effected losses on net unrealized holdings of marketable securities were approximately $0.1 million for the first quarter fiscal 2011.  These tax effected losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $45.9 million and $24.9 million for the first quarter of fiscal 2012 and 2011, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
July 2, 2011
Asset-backed securities	—	—	392	(5)
Corporate securities	1,075	(8)	686	(44)
Auction rate securities	—	—	8,057	(607)
	$1,075	$(8)	$9,135	$(656)

As of July 2, 2011, there were less than $0.1 million of unrealized losses for less than twelve months and $0.7 million of losses for twelve months or greater.  These unrealized losses pertain to 22 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

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

As of April 2, 2011, there were less than $0.1 million of unrealized losses for less than twelve months and $0.6 million of losses for twelve months or greater. These unrealized losses pertain to 20 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

During the first quarter of fiscal 2012, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

4.           Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	First Quarter Ended
	July 2, 2011	June 26, 2010
Net income	$17,683	$16,814
Unrealized holding gains (losses) on marketable securities, net of tax effects of $2 and $49 for the first quarter of fiscal 2012 and 2011, respectively	4	(73)
Reclassification adjustment, net of tax effects	(25)	(6)
Total unrealized holding gains (losses), net	(21)	(79)
Total comprehensive income	$17,662	$16,735

5.           Earnings Per Share

  “Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	First Quarter Ended
	July 2, 2011	June 26, 2010
Net income	$17,683	$16,814

Weighted average number of common shares outstanding – basic	70,465	69,680
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	867	1,241
Weighted average number of common shares outstanding – diluted	71,332	70,921
Basic earnings per share	$0.25	$0.24
Diluted earnings per share	$0.25	$0.24

For the first quarter ended July 2, 2011, 0.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the first quarter ended June 26, 2010, 1.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.             Stock-Based Compensation

On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s Common Stock, of which 4,964,000 were available as of July 2, 2011 for future awards. All outstanding awards under the 1996 Plan continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant. The 2010 Plan will expire in 2020.  For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

Stock Option Activity

Option activity under the Company’s equity incentive plans in the first quarter of fiscal 2012 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	3,146,000	$18.42
Granted	—	—
Exercised	(152,000)	$13.61
Cancelled	(398,000)	$20.51
Outstanding at the end of the period	2,596,000	$18.38	3.64	$13,862,000
Exercisable at the end of the period	2,524,000	$18.47	3.50	$13,484,000

For the first quarter of fiscal 2012 and 2011, the Company incurred non-cash stock-based compensation expense related to stock options of less than $0.1 million and $0.3 million, respectively, which was recorded as operating expense.  As of July 2, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the first quarter of fiscal 2012 and 2011was less than $0.1 million and $0.2 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted PSUs to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the terms of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of July 2, 2011, the Company had 0.4 million PSUs outstanding. The following table summarizes the PSUs activity in the first quarter of fiscal 2012:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	500,000	$6.93
Granted	—	$—
Forfeited	—	$—
Converted to common shares	(58,000)	$7.02
Outstanding at the end of the period	442,000	$6.91

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the first quarter of fiscal 2012 and 2011, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.6 million for each quarter, which was recorded as operating expense.  There were less than 0.1 million PSUs vested and  issued during the first quarter of fiscal 2012.  As of July 2, 2011, the unvested future compensation expense through fiscal year 2013 was approximately $1.2 million, assuming all vesting criteria will be met.

Restricted Stock Units

The Compensation Committee of the Company's Board of Directors granted time-based RSUs to certain non-officer employees of the Company as a long-term, incentive award.  RSUs will cliff vest three years after being granted if the employees are still employed by the Company at such time.

The following table summarizes the RSUs activity in the first quarter of fiscal 2012:

	Number of Shares	Weighted Average Fair Value
RSUs outstanding at the beginning of the period	18,000	$17.88
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding at the end of the period	18,000	$17.88

The stock based compensation expense for RSUs is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The Company started to recognize compensation expenses related to RSUs during the third quarter of fiscal 2011. For the first quarter of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to RSUs of less than $0.1 million, which was recorded as operating expense. As of July 2, 2011, the Company had less than 0.1 million RSUs outstanding and compensation costs related to unvested share-based awards not yet recognized amounted to $0.2 million.

7.           Variable Interest Entities

At July 2, 2011 and April 2, 2011, the Company had no variable interest entities.

8.           New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011.  We will adopt this guidance in the fourth quarter of fiscal year 2012.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011.  We will adopt this guidance in the fourth quarter of fiscal year 2012.  The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

9.           Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of July 2, 2011 and April 2, 2011 and does not maintain any credit facilities with any financial institutions.

As of July 2, 2011, the Company had a standby letter of credit for approximately $0.4 million, related to one of its leased properties, where the lessor is a named beneficiary in the event of a default by the Company, and potentially is entitled to draw on the letter of credit in the event of a specified default.  The letter of credit will expire in October 2011, but shall be automatically extended, without written amendment, to October 2012, unless written notice of termination is sent to the issuer.  As of the date of filing this Form 10-Q, the Company is in compliance with its lease terms and scheduled payments.

 Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At July 2, 2011 and April 2, 2011, the Company had recorded a liability of $41.1 million and $42.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million at July 2, 2011 and April 2, 2011 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Legal Matters

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business is expected to have a material adverse effect on the Company’s financial position, results of operations or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act reports.

Going Private Proposal

Following the announcement by the Company of the receipt of a going private proposal, seven complaints were filed related to the proposal, all in the Los Angeles County Superior Court (the “Actions”).  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011);  Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company’s public shareholders.  The Actions name the Company, various of its officers and directors and Leonard Green & Partners L.P. (and in one instance certain entities affiliated with Leonard Green & Partners, L.P.) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  Pursuant to stipulation, at the initial status conference the court ordered the Actions consolidated and stayed.  Plaintiffs have indicated that they will file a consolidated amended complaint when the Company responds to the proposal and may seek to lift the stay at that point.  We cannot predict the outcome of these lawsuits or the amount of potential loss, if any, the Company could face as a result of such lawsuits.

Pricing Policy Matters

District/City Attorneys Inquiries.  The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California’s pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  No actions have been filed to date.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles; and Leonard Morales and Steven Calabro v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  In these now consolidated actions, Plaintiffs filed putative class action complaints against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.

The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs filed a consolidated amended complaint.  The Company filed a demurrer and motion to strike directed toward portions of the amended complaint, and these motions were heard on April 27, 2011.  The court has now granted these motions, and in doing so, the court eliminated several of the plaintiffs’ causes of action without leave to amend and also struck the plaintiffs’ main claims for monetary relief.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities.

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  The Court has set a case management conference for August 19, 2011, and a tentative date of November 18, 2011, for a hearing on motions regarding class certification.  No trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  The court has set a status conference for September 30, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserts claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  Discovery and pleadings have been stayed as the parties are working toward resolving a dispute regarding the application of a binding arbitration agreement.  No class certification or trial date has been set.  The court has set a status conference for August 22, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Eugina Bright v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff filed a putative class action complaint against the Company on June 12, 2009, alleging a single violation of California Labor Code Section 1198, which makes it unlawful to violate provisions of an Industrial Welfare Commission Wage Order.  She brings her claim pursuant to the Private Attorneys General Act of 2004, California Labor Code Section 2699, which allows aggrieved employees to bring civil actions to enforce the Labor Code.  Plaintiff asserts that the Company failed to provide seats for its cashiers behind checkout counters.  This claim is based on section 14 of Wage Order 7-2001, which applies to employees in the retail industry.  Section 14 provides in part: “All working employees shall be provided with suitable seats when the nature of the work reasonably permits the use of seats.”  Plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.

On October 15, 2009, the Superior Court sustained the Company’s demurrer to the complaint without leave to amend.  On November 23, 2009, pursuant to the sustaining of the demurrer, the action was dismissed and judgment entered for the Company.  Ms. Bright appealed the Court’s ruling in December 2009.  On November 12, 2010, the Court of Appeal issued a published opinion reversing the trial court’s ruling.  The Company’s Petition for Review with the California Supreme Court was denied on February 16, 2011, and remittitur issued on March 1, 2011.  The Company has answered the complaint, denying all material allegations, and discovery will commence shortly.  The Court has set a class certification hearing date of October 31, 2011, and a trial date of January 23, 2012.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Employment Discrimination Matter

              Linda Niemiller v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former assistant manager for the Company, filed this action in March 2011.  She asserts claims on behalf of herself, and a putative class of all others allegedly similarly situated, under the California Fair Employment and Housing Act and the California Business and Professions Code based on allegations that the Company has a pattern or practice of denying and/or failing to promote women to the position of Store Manager and failing to provide them with compensation equal to that of men doing equal work.  She also asserts an individual claim for retaliation based on the allegation that the Company failed to promote her in retaliation for her having opposed and objected to discrimination based on gender.  Plaintiff seeks to represent a class of all allegedly similarly situated current, past and future women as to whom the Company has denied hiring and promotion to the position of Store Manager and equal compensation in the State of California on the basis of gender.  She seeks to recover back pay, front pay, general and special damages, punitive damages, injunctive and declaratory relief, an order assigning herself and members of the putative class to those jobs they purportedly would have held but for the Company’s  allegedly discriminatory practices, an adjustment of the wage rates, benefits, and seniority rights for herself and members of the putative class to that level which they purportedly would be enjoying but for the Company’s alleged discriminatory practices, pre-judgment interest and attorney’s fees and costs.

              In filing her claims in state court, Plaintiff violated an Arbitration Agreement that she had entered into with the Company whereby she agreed to arbitrate all claims arising out of her employment relationship with the Company.  Accordingly, the Company filed a Petition to Compel Arbitration of her Individual Claims and to Stay Proceedings (the “Petition”) on June 24, 2011.  Plaintiff opposed the Petition on July 6, 2011, and a hearing on the Petition was held on July 19, 2011.  At the hearing, the judge issued a tentative ruling granting the Company’s Petition.  Ultimately, however, the judge deferred ruling on the issue because Plaintiff requested that the Court consider new law that had come down since the date the Petition was filed before ruling on the Petition.  A further hearing on the Company's Petition was held on August 5, 2011, but the judge has not yet issued a final ruling.

We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

10.           Stock Repurchase Program

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of July 2, 2011, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of the Company’s common stock under this program.  The Company did not make any common stock repurchases for the first quarter of fiscal 2012.

 The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the applicable employees.  During the first quarter of fiscal 2012, the Company withheld approximately 19,600 shares to satisfy $0.4 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.           Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease termination costs related to closing some of these stores.  As of April 2, 2011, the Company had an estimated lease termination costs accrual of approximately $1.5 million.  During the first quarter of fiscal 2012, the Company increased the estimated lease termination costs accrual by approximately $0.1 million and paid approximately $0.2 million related to these costs.  As of July 2, 2011, the remaining balance of the Company’s estimated lease termination costs accrual was $1.4 million and is expected to be paid by the end of fiscal 2012.  As of July 2, 2011, the Company operates 35 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of July 2, 2011:

(in thousands)	Lease Termination Cost

Remaining obligations as of April 2, 2011	$1,491

Accretion expenses	108
Cash payments	(175)
Remaining obligations as of July 2, 2011	$1,424

12.           Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at July 2, 2011 was $7.4 million.  Due to market conditions and the size of the warehouse, the Company has classified the warehouse as a long-term asset on its Consolidated Balance Sheets.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

13.          Other Current Liabilities

Other current liabilities as of July 2, 2011 and April 2, 2011 are as follows:

	July 2, 2011	April 2, 2011
	(Amounts in thousands)

Accrued legal reserves and fees	$2,616	$1,611
Accrued property taxes	2,283	2,823
Accrued utilities	2,829	2,669
Accrued rent and related expenses	4,114	3,995
Accrued professional fees	1,393	716
Accrued advertising	532	690
Accrued outside services	1,369	960
Other	5,846	5,417
Total other current liabilities	$20,982	$18,881

14.         Going Private Proposal

On March 11, 2011, the Company announced that its Board of Directors had received a proposal from members of the Schiffer/Gold family, together with Leonard Green & Partners, L.P. to acquire the Company in a “going private” transaction for $19.09 per share in cash.  The Company's Board of Directors formed a special committee of independent directors (the “Special Committee”) to consider the proposal.   The Special Committee, which has engaged independent financial and legal advisors, is also authorized to consider other proposals and strategic alternatives.  There is no assurance that a definitive offer for a change of control transaction will be made or, if made, that such a transaction would be consummated.

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

For the first quarter of fiscal 2012, the Company had net sales of $368.3 million, operating income of $28.5 million and net income of $17.7 million.

The Company plans to open approximately 16 stores during the second half of fiscal 2012, with the majority of new stores expected to be opened in California.

The Company believes that growth in sales for fiscal 2012 will primarily result from new store openings in its existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies reflecting management’s estimates and judgments are described in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Company’s 2011 Form 10-K, filed with the SEC on May 26, 2011.

Results of Operations

The following discussion defines the components of the Consolidated Statement of Income.

Net Sales: Revenue is recognized at the point of sale for retail sales. Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are primarily shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition”.  In addition, the Company analyzes its inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $17.1 million and $16.1 million for the first quarter of fiscal 2012 and 2011, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	First Quarter Ended
	July 2, 2011	June 26, 2010
NET SALES:
99¢ Only Stores	97.1%	97.1%
Bargain Wholesale	2.9	2.9
Total sales	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.6	59.5
Gross profit	40.4	40.5

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	30.8	30.9
Depreciation and amortization	1.8	1.8
Total selling, general and administrative expenses	32.7	32.7
Operating income	7.7	7.7

OTHER (INCOME) EXPENSE:
Interest income	0.0	(0.1)
Interest expense	0.1	0.0
Other-than-temporary investment impairment due to credit losses	0.0	0.0
Other	0.0	0.0
Total other (income) expense, net	0.0	(0.1)
Income before provision for incomes taxes	7.7	7.8
Provision for income taxes	2.9	3.0
NET INCOME	4.8%	4.9%

First Quarter Ended July 2, 2011 Compared to the First Quarter Ended June 26, 2010

Net Sales: Net sales increased $21.9 million, or 6.3%, to $368.3 million for the first quarter of fiscal 2012 compared to $346.5 million for the first quarter of fiscal 2011.  Retail sales increased $20.9 million, or 6.2%, to $357.5 million for the first quarter of fiscal 2012 compared to $336.6 million for the first quarter of fiscal 2011.  The increase in retail sales for the first quarter of fiscal 2012 was primarily due to an increase of $12.3 million in same-store sales. Additionally, the full quarter effect of 11 new stores opened in fiscal 2011 increased retail sales by $9.7 million.  These increases in sales were partially offset by a decrease in sales of approximately $1.1 million due to the effect of closing one California store during fiscal 2011.

Each year, the Easter holiday increases the Company’s sales for at least the three weeks prior to Easter, with the largest impact on the last week before Easter. In fiscal 2011, the Easter holiday fell on April 4, 2010 compared to April 24, 2011 in fiscal 2012.  As a result, the first quarter same-store-sales percentage calculation for the first quarter of fiscal 2012, starting on April 3, 2011 and ending on July 2, 2011, includes the three weeks prior to Easter and is being compared to a 13-week period of fiscal 2011 which started on April 4, 2010 and ended on July 3, 2010 and therefore did not include any Easter sales effect.  Same-store sales calculated on a comparable 13-week period as described above, increased 5.9% for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  The number of overall same-store-sales transaction counts increased by 4.3% and the average transaction size increased to $9.70 from $9.56 for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Gross Profit: Gross profit increased $8.6 million, or 6.1%, to $148.8 million for the first quarter of fiscal 2012 compared to $140.3 million for the first quarter of fiscal 2011.  As a percentage of net sales, overall gross margin decreased to 40.4% for the first quarter of fiscal 2012 compared to 40.5% for the first quarter of fiscal 2011.  The decrease in gross profit margin was primarily due to an increase in cost of products to 56.9% of net sales in the first quarter of fiscal 2012 from 56.6% of net sales in the first quarter of fiscal 2011 primarily due to merchandise price increases and a shift in product mix. The remaining change was mainly due to an increase in freight costs by 10 basis points in the first quarter of fiscal 2012, which was partially offset by decreases in shrinkage to 2.5% of net sales in the first quarter of fiscal 2012 from 2.7% of net sales in the first quarter of fiscal 2011 and other less significant items included in cost of sales.

Operating Expenses:  Operating expenses increased by $6.5 million, or 6.1%, to $113.6 million for the first quarter of fiscal 2012 compared to $107.1 million for the first quarter of fiscal 2011.  As a percentage of net sales, operating expenses decreased to 30.8% for the first quarter of fiscal 2012 from 30.9% for the first quarter of fiscal 2011.  Of the 10 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 50 basis points, distribution and transportation expenses were flat, corporate expenses increased by 10 basis points and other items increased by 30 basis points as described below.

Retail operating expenses for the first quarter of fiscal 2012 decreased as a percentage of net sales by 50 basis points to 22.0% of net sales, compared to 22.5% of net sales for the first quarter of fiscal 2011.  The majority of the decrease as a percentage of net sales was due to lower payroll-related expenses as a result of improvement in labor productivity and lower rent expenses.  This was partially offset by slight increases in utilities, outside service fees, supplies and repair and maintenance expenses as a percentage of net sales.

Distribution and transportation expenses were flat at 4.6% as a percentage of net sales for both the first quarter of fiscal 2012 and fiscal 2011.

Corporate operating expenses for the first quarter of fiscal 2012 increased as a percentage of net sales by 10 basis points to 3.4%, compared to 3.3% of net sales for the first quarter of fiscal 2011. The increase was primarily due to taxes and licenses expenses and legal costs, which were partially offset by a decrease in payroll expenses.

The remaining operating expenses for the first quarter of fiscal 2012 increased as a percentage of net sales by 30 basis points to 0.7% compared to 0.4% of net sales for the first quarter of fiscal 2011.  The increase in other operating expenses for the first quarter of fiscal 2012 was primarily related to legal and professional fees of approximately $1.4 million pertaining to the going private proposal and the related process.  The increase was partially offset by lower stock based compensation expenses and other less significant items in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Depreciation and Amortization: Depreciation and amortization increased $0.3 million, or 5.0%, to $6.7 million for the first quarter of fiscal 2012 compared to $6.4 million for the first quarter of fiscal 2011.  The increase was primarily attributable to new depreciable assets added as a result of new store openings.  Depreciation was flat at 1.8% of net sales for the first quarter of fiscal 2012 and fiscal 2011.

Operating Income: Operating income was $28.5 million for the first quarter of fiscal 2012 compared to operating income of $26.8 million for the first quarter of fiscal 2011.  Operating income as a percentage of net sales was flat at 7.7% for both the first quarter of fiscal 2012 and fiscal 2011.

Other Income/Expense, net: Other expense was $0.1 million for the first quarter of fiscal 2012 compared to other income of $0.2 million for the first quarter of fiscal 2011.

Provision for Income Taxes: The provision for income taxes was $10.7 million for the first quarter of fiscal 2012 compared to $10.2 million for the first quarter of fiscal 2011, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.8% for the first quarter of fiscal 2012 and 37.9% for the first quarter of fiscal 2011.  There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2012.

Net Income: As a result of the items discussed above, net income for the first quarter of fiscal 2012 was $17.7 million, compared to net income of $16.8 million for the first quarter of fiscal 2011.  Net income as a percentage of net sales was 4.8% for the first quarter of fiscal 2012 compared to net income of 4.9% for the first quarter of fiscal 2011.

Liquidity and Capital Resources

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the fiscal year and can be affected by the timing and size of its purchases. As of the end of the first quarter of fiscal 2012, the Company held $221.8 million in cash and short and long-term marketable securities, and had no debt.

Net cash provided by operations during the first quarter of fiscal 2012 and 2011 was $19.6 million and $22.6 million, respectively, consisting primarily of $24.8 million and $23.8 million, respectively, of net income adjusted for non-cash items.  During the first quarter of fiscal 2012, the Company used cash of $5.1 million for working capital and $0.2 million for other activities. During the first quarter of fiscal 2011, the Company used cash of $2.0 million for working capital and provided cash of $0.8 million for other activities.  Net cash used by working capital activities for the first quarter of fiscal 2012 primarily reflects an increase in inventories and decreases in accrued expenses and workers’ compensation.  The increase in inventories was primarily due to early purchases of seasonal items and opportunistic buys. These uses of working capital were partially offset by increases in accounts payable and a decrease in income taxes receivable. Net cash used for working capital activities for the first quarter of fiscal 2011 primarily reflects an increase in inventories and a decrease in accrued expenses.  The increase in inventories was primarily due to the early purchases of seasonal items. These uses of working capital were partially offset by an increase in accounts payable and a decrease in income taxes receivable.

Net cash used in investing activities during the first quarter of fiscal 2012 was $16.6 million.  Net cash provided by investing activities during the first quarter of fiscal 2011 was $0.3 million. In the first quarter of fiscal 2012 and 2011, the Company used $12.6 million and $9.4 million, respectively, for the purchase of property and equipment.  The Company purchased $49.9 million of investments and received proceeds of $45.9 million from the sales and maturities of investments during the first quarter of fiscal 2012.  The Company received proceeds of less than $0.1 million from the disposal and sale of fixed assets during the first quarter of fiscal 2012.  The Company purchased $15.2 million of investments and received proceeds of $24.9 million from the sales and maturities of investments during the first quarter of fiscal 2011.  The Company received proceeds of $0.1 million from the disposal and sale of fixed assets during the first quarter of fiscal 2011.

Net cash provided by financing activities during the first quarter of fiscal 2012 was $2.0 million, which is comprised primarily of $2.1 million in proceeds received from the exercise of stock options, partially offset by payments of $0.4 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan. Net cash provided by financing activities during the first quarter of fiscal 2011 was $1.0 million, which is comprised primarily of $1.1 million in proceeds received from the exercise of stock options partially offset by payments of $0.3 million related to the issuance of performance stock units as part of the Company’s equity incentive plan.

The Company estimates that total capital expenditures in fiscal year 2012 will be approximately $63 million and relate principally to property acquisitions of approximately $24 million, $23 million for leasehold improvements, fixtures and equipment for new store openings, $10 million for information technology projects and $6 million for other capital projects. The Company may also consider additional opportunistic real estate purchases primarily to reduce its rental expense. The Company intends to fund its liquidity requirements in fiscal 2012 from net cash provided by operations, short-term investments and cash on hand.

In June 2008, based on the Company’s outlook, cash position and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first quarter of fiscal 2012.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the first quarter of fiscal 2012, the Company withheld approximately 19,600 shares, to satisfy $0.4 million of employee tax obligations. During the first quarter of fiscal 2011, the Company withheld approximately 22,900 shares, to satisfy $0.3 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of July 2, 2011, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 2011 Form 10-K.  During the first quarter of fiscal 2012, there was no material change in the Company’s contractual obligations previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through fiscal year 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the first quarter of fiscal 2012 and 2011 was $13.9 million and $14.4 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At July 2, 2011 and April 2, 2011, the Company had no variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 8 to the Company’s Consolidated Financial Statements for the quarter ended July 2, 2011, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  The Company’s investments are comprised primarily of marketable investment grade corporate bonds, auction rate securities, asset-backed securities, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.3% of the Company’s investment portfolio.  At July 2, 2011, the fair value of investments approximated the carrying value.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition.  The Company does not enter into any derivative or interest rate hedging transactions. At July 2, 2011, the Company had $10.0 million in securities maturing at various dates through May 2046.  Based on the investments outstanding at July 2, 2011, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.1 million or less than 0.1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2012, the Company did not make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to private lawsuits, administrative proceedings and claims that arise in our ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business is expected to have a material adverse effect on the Company’s financial position, results of operations or overall liquidity.  Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our Securities Exchange Act reports.

Going Private Proposal

Following the announcement by the Company of the receipt of a going private proposal, seven complaints were filed related to the proposal, all in the Los Angeles County Superior Court (the "Actions").  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011);  Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company’s public shareholders.  The Actions name the Company, various of its officers and directors and Leonard Green & Partners, L.P. (and in one instance certain entities affiliated with Leonard Green & Partners, L.P.) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  Pursuant to stipulation, at the initial status conference the court ordered the Actions consolidated and stayed.  Plaintiffs have indicated that they will file a consolidated amended complaint when the Company responds to the proposal and may seek to lift the stay at that point. We cannot predict the outcome of these lawsuits or the amount of potential loss, if any, the Company could face as a result of such lawsuits.

Pricing Policy Matters

District/City Attorneys Inquiries.  The district attorneys of two California counties and one city attorney have notified the Company that they are planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constitutes false advertising and/or otherwise violates California’s pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  No actions have been filed to date.

Phillip Kavis, Debra Major, Barbara Maines, and Susan Jonas v. 99¢ Only Stores, David Gold, Jeff Gold, Howard Gold, and Eric Schiffer, Superior Court of the State of California, County of Los Angeles; and Leonard Morales and Steven Calabro v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  In these now consolidated actions, Plaintiffs filed putative class action complaints against the Company in July 2010, claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in its pricing policy.  Plaintiffs seek actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.

The Company filed a demurrer to all of the causes of action in this complaint as well as a motion to strike certain portions of it.  In response to these motions, the plaintiffs filed a consolidated amended complaint.  The Company filed a demurrer and motion to strike directed toward portions of the amended complaint, and these motions were heard on April 27, 2011.  The court has now granted these motions, and in doing so, the court eliminated several of the plaintiffs’ causes of action without leave to amend and also struck the plaintiffs’ main claims for monetary relief.

We cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company by the above-referenced governmental entities.

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia seeks to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff seeks to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  The Court has set a case management conference for August 19, 2011, and a tentative date of November 18, 2011, for a hearing on motions regarding class certification. No trial date has been set.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  The court has set a status conference for September 30, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserts claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  Discovery and pleadings have been stayed as the parties are working toward resolving a dispute regarding the application of a binding arbitration agreement.  No class certification or trial date has been set.  The court has set a status conference for August 22, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Eugina Bright v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff filed a putative class action complaint against the Company on June 12, 2009, alleging a single violation of California Labor Code Section 1198, which makes it unlawful to violate provisions of an Industrial Welfare Commission Wage Order.  She brings her claim pursuant to the Private Attorneys General Act of 2004, California Labor Code Section 2699, which allows aggrieved employees to bring civil actions to enforce the Labor Code.  Plaintiff asserts that the Company failed to provide seats for its cashiers behind checkout counters.  This claim is based on section 14 of Wage Order 7-2001, which applies to employees in the retail industry.  Section 14 provides in part: “All working employees shall be provided with suitable seats when the nature of the work reasonably permits the use of seats.”  Plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.

On October 15, 2009, the Superior Court sustained the Company’s demurrer to the complaint without leave to amend.  On November 23, 2009, pursuant to the sustaining of the demurrer, the action was dismissed and judgment entered for the Company.  Ms. Bright appealed the Court’s ruling in December 2009.  On November 12, 2010, the Court of Appeal issued a published opinion reversing the trial court’s ruling.  The Company’s Petition for Review with the California Supreme Court was denied on February 16, 2011, and remittitur issued on March 1, 2011.  The Company has answered the complaint, denying all material allegations, and discovery will commence shortly.  The Court has set a class certification hearing date of October 31, 2011, and a trial date of January 23, 2012.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Employment Discrimination Matter

Linda Niemiller v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former assistant manager for the Company, filed this action in March 2011.  She asserts claims on behalf of herself, and a putative class of all others allegedly similarly situated, under the California Fair Employment and Housing Act and the California Business and Professions Code, based on allegations that the Company has a pattern or practice of denying and/or failing to promote women to the position of Store Manager and failing to provide them with compensation equal to that of men doing equal work.  She also asserts an individual claim for retaliation based on the allegation that the Company failed to promote her in retaliation for her having opposed and objected to discrimination based on gender.  Plaintiff seeks to represent a class of all allegedly similarly situated current, past and future women as to whom the Company has denied hiring and promotion to the position of Store Manager and equal compensation in the State of California on the basis of gender.  She seeks to recover back pay, front pay, general and special damages, punitive damages, injunctive and declaratory relief, an order assigning herself and members of the putative class to those jobs they purportedly would have held but for the Company’s  allegedly discriminatory practices, an adjustment of the wage rates, benefits, and seniority rights for herself and members of the putative class to that level which they purportedly would be enjoying but for the Company’s alleged discriminatory practices, pre-judgment interest and attorney’s fees and costs.

In filing her claims in state court, Plaintiff violated an Arbitration Agreement that she had entered into with the Company whereby she agreed to arbitrate all claims arising out of her employment relationship with the Company.  Accordingly, the Company filed a Petition to Compel Arbitration of her Individual Claims and to Stay Proceedings (the “Petition”) on June 24, 2011.  Plaintiff opposed the Petition on July 6, 2011, and a hearing on the Petition was held on July 19, 2011.  At the hearing, the judge issued a tentative ruling granting the Company’s Petition.  Ultimately, however, the judge deferred ruling on the issue because Plaintiff requested that the Court consider new law that had come down since the date the Petition was filed before ruling on the Petition.  A further hearing on the Company's Petition was held on August 5, 2011, but the judge has not yet issued a final ruling.

We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Item 1A.  Risk Factors

Reference is made to Item IA. Risk Factors, in the Company’s 2011 Form 10-K, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through July 2, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None

Item 6.    Exhibits

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of   Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

99¢ ONLY STORES
Date: August 9, 2011	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer