Form 10-Q
period 2011-10-01
99 CENTS ONLY STORES
filed 2011-11-10
CIK 1011290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2011

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

Common Stock, No Par Value, 70,603,670 Shares as of November 4, 2011

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 1, 2011	April 2, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$24,684	$16,723
Short-term investments	189,644	184,929
Accounts receivable, net of allowance for doubtful accounts of $252 and $258 at October 1, 2011 and April 2, 2011, respectively	2,491	1,655
Income taxes receivable	3,406	15,901
Deferred income taxes	30,049	30,049
Inventories, net	233,173	191,535
Other	10,966	11,213
Total current assets	494,413	452,005
Property and equipment, net	322,792	313,852
Long-term deferred income taxes	23,932	24,608
Long-term investments in marketable securities	8,350	11,232
Assets held for sale	7,356	7,356
Deposits and other assets	15,649	15,162
Total assets	$872,492	$824,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,824	$45,163
Payroll and payroll-related	15,231	15,598
Sales tax	7,490	6,544
Other accrued expenses	24,379	18,881
Workers’ compensation	40,261	42,430
Current portion of capital lease obligation	74	75
Total current liabilities	140,259	128,691
Deferred rent	9,792	8,678
Deferred compensation liability	4,244	4,924
Capital lease obligation, net of current portion	393	373
Total liabilities	154,688	142,666

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value – authorized, 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value – authorized, 200,000,000 shares; issued and outstanding, 70,584,970 shares at October 1, 2011 and 70,327,068 shares at April 2, 2011	256,653	253,039
Retained earnings	461,633	428,836
Other comprehensive loss	(482)	(326)
Total shareholders’ equity	717,804	681,549
Total liabilities and shareholders’ equity	$872,492	$824,215

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net Sales:
99¢ Only Stores	$352,220	$323,248	$709,764	$659,802
Bargain Wholesale	10,818	10,311	21,614	20,232
Total sales	363,038	333,559	731,378	680,034

Cost of sales (excluding depreciation and amortization expense shown separately below)	217,264	197,488	436,784	403,701
Gross profit	145,774	136,071	294,594	276,333
Selling, general and administrative expenses:
Operating expenses	114,367	108,254	227,933	215,304
Depreciation and amortization	6,990	7,109	13,703	13,501
Total selling, general and administrative expenses	121,357	115,363	241,636	228,805
Operating income	24,417	20,708	52,958	47,528

Other (income) expense:
Interest income	(60)	(207)	(202)	(441)
Interest expense	34	10	335	11
Other-than-temporary investment impairment due to credit losses	31	112	31	112
Other	(19)	(5)	(62)	(14)
Total other (income) expense, net	(14)	(90)	102	(332)
Income before provision for income taxes	24,431	20,798	52,856	47,860
Provision for income taxes	9,317	7,862	20,059	18,110
Net income	$15,114	$12,936	$32,797	$29,750

Earnings per common share:
Basic	$0.21	$0.19	$0.46	$0.43
Diluted	$0.21	$0.18	$0.46	$0.42
Weighted average number of common shares outstanding:
Basic	70,570	69,882	70,517	69,768
Diluted	71,334	70,972	71,333	70,574

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	First Half Ended
	October 1, 2011	September 25, 2010
Cash flows from operating activities:
Net income	$32,797	$29,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,703	13,501
Loss on disposal of fixed assets	80	131
Investments impairment	31	112
Excess tax benefit from share-based payment arrangements	(584)	(696)
Deferred income taxes	(105)	32
Stock-based compensation expense	1,313	1,502
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(836)	290
Inventories	(42,641)	(25,882)
Deposits and other assets	165	(182)
Accounts payable	8,498	5,287
Accrued expenses	7,600	407
Accrued workers’ compensation	(2,169)	(2,135)
Income taxes	12,495	(6,737)
Deferred rent	1,114	(8)
Other long-term liabilities	—	(108)
Net cash provided by operating activities	31,461	15,264
Cash flows from investing activities:
Purchases of property and equipment	(23,553)	(15,547)
Proceeds from sale of fixed assets	2	57
Purchases of investments	(50,389)	(40,222)
Sales of investments	48,174	32,038
Net cash used in investing activities	(25,766)	(23,674)
Cash flows from financing activities:
Repurchases of common stock related to issuance of performance stock units	(753)	(735)
Payments of capital lease obligation	(35)	(34)
Proceeds from exercise of stock options	2,470	2,498
Excess tax benefit from share-based payment arrangements	584	696
Net cash provided by financing activities	2,266	2,425
Net increase (decrease) in cash	7,961	(5,985)
Cash and cash equivalents - beginning of period	16,723	19,877
Cash and cash equivalents - end of period	$24,684	$13,892

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

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.   Fiscal 2012 began on April 3, 2011 and will end on March 31, 2012, and will consist of 52 weeks.  Fiscal 2011 began on March 28, 2010 and ended on April 2, 2011, and consisted of 53 weeks, with the one additional week included in fourth quarter.  The second quarter ended October 1, 2011 (“second quarter of fiscal 2012”) and second quarter ended September 25, 2010 (“second quarter of fiscal 2011”) were each comprised of 91 days.  The period ended October 1, 2011 (“first half of fiscal 2012”) and the period ended September 25, 2010 (“first half of fiscal 2011”) were each comprised of 182 days.

Nature of Business

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of October 1, 2011, the Company operated 288 retail stores with 213 in California, 35 in Texas, 27 in Arizona, and 13 in Nevada.  The Company is also a wholesale distributor of various products.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company has not experienced any losses in such accounts. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage and obsolete and excess inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.   Additional store level physical inventories are taken by the service company from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a twenty-four month period to determine what merchandise should be reserved for as excess and obsolete.  The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms and sales floors of all its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities. As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of October 1, 2011 and April 2, 2011, the Company held inventory of specific products identified as expected to sell over a period that exceeds twelve months in the amounts of approximately $5.5 million and $4.5 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the second quarter and the first half of fiscal 2012, the Company did not record any asset impairment charges.  During the second quarter and the first half of fiscal 2011, the Company did not record any asset impairment charges.

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

During the first half of fiscal 2012, the Company increased its estimated lease termination costs accrual by $0.2 million for its Texas stores closed in previous periods. During the first half of fiscal 2011, the Company accrued $0.3 million in lease termination costs associated with the closing of some of its Texas stores. See Note 11 to Consolidated Financial Statements for further information regarding the lease termination charges related to the Company’s Texas operations.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for October 1, 2011 and April 2, 2011.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  The liability for the self-funded portion of the Company health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million each for the second quarter of fiscal 2012 and 2011.  Advertising expenses were $2.7 million and $2.6 million for the first half of fiscal 2012 and 2011, respectively.

Statements of Cash Flows

Cash payments for income taxes were $5.7 million and $23.3 million for the first half of fiscal 2012 and 2011, respectively.  Non-cash investing activities included $0.8 million and less than $0.1 million in fixed assets purchase accruals for the first half of fiscal 2012 and 2011, respectively.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of October 1, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
ASSETS
Money market funds	$188,160	$188,160	$—	$—
Auction rate securities	7,685	—	—	7,685
Asset-backed securities	516	—	516	—
Corporate securities	1,633	470	1,163	—
Total available for sale securities	$197,994	$188,630	$1,679	$7,685

Other assets – assets that fund deferred compensation	$4,244	$4,244	$—	$—

LIABILITIES
Other long-term liabilities – deferred compensation	$4,244	$4,244	$—	$—

Level 1 investments include money market funds and perpetual preferred stocks of $188.1 million and $0.5 million, respectively.  The fair value of money market funds and perpetual preferred stocks are based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds or perpetual preferred stocks.  Level 1 also includes $4.2 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  These investments were classified as Level 1.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 investments include asset-backed securities and corporate bonds of $0.5 million and $1.2 million, respectively.  The fair value of asset-backed securities and corporate bonds are based on quoted prices for similar assets or liabilities in an active market.

Level 3 investments include auction rate securities of $7.7 million. The valuation of the auction rate securities is based on Level 3 unobservable inputs, which consist of recommended fair values based on the October 1, 2011 valuation report provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.  These securities are held as “available-for-sale” in the Company’s consolidated balance sheet.

Based on the estimated fair value, an other-than-temporary impairment less than $0.1 million related to credit losses was recognized in earnings for the second quarter and first half of fiscal 2012 for the Company’s auction rate securities.  For the second quarter and the first half of fiscal 2011 the Company recorded an other-than-temporary impairment related to credit losses of $0.1 million for its auction rate securities.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the second quarter and the first half of fiscal 2012.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Second Quarter Ended		For the First Half Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Description
Beginning balance	$8,057	$9,829	$8,409	$10,019
Transfers into Level 3	—	—	—	—
Total realized/unrealized gain (loss):
Included in earnings	(12)	(107)	3	(98)
Included in other comprehensive loss	39	(4)	24	41
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(399)	(128)	(751)	(372)
Ending balance	$7,685	$9,590	$7,685	$9,590

Total amount of unrealized gains (losses) for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$39	$(4)	$24	$41

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments.

2.             Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	October 1, 2011	April 2, 2011
Property and equipment
Land	$95,343	$93,637
Buildings	111,584	110,681
Buildings improvements	83,443	80,366
Leasehold improvements	122,723	121,136
Fixtures and equipment	133,987	128,383
Transportation equipment	7,688	7,258
Construction in progress	33,227	24,873
Total property and equipment	587,995	566,334
Less: accumulated depreciation and amortization	(265,203)	(252,482)
Property and equipment, net	$322,792	$313,852

3.             Investments

The following tables summarize the investments in marketable securities (in thousands):

	October 1, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$188,160	$—	$—	$188,160
Auction rate securities	8,253	4	(572)	7,685
Asset-backed securities	513	5	(2)	516
Corporate securities	1,872	63	(302)	1,633
Total	$198,798	$72	$(876)	$197,994

Reported as:
Short-term investments				$189,644
Long-term investments in marketable securities				8,350
Total				$197,994

	April 2, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$152,962	$—	$—	$152,962
Auction rate securities	9,001	—	(592)	8,409
Municipal bonds	31,208	—	—	31,208
Asset-backed securities	1,637	24	(1)	1,660
Corporate securities	1,896	76	(50)	1,922
Total	$196,704	$100	$(643)	$196,161

Reported as:
Short-term investments				$184,929
Long-term investments in marketable securities				11,232
Total				$196,161

The auction rate securities the Company holds generally are short-term debt instruments that provide liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company is uncertain when the liquidity issues related to its remaining auction rate securities will improve. Accordingly, the Company has included $7.7 million and $8.4 million of its auction rate securities in non-current assets on the Company’s balance sheet as of October 1, 2011 and April 2, 2011 respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of October 1, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$1,052	$1,010
Due after one year through five years	55	54
Due after five years	8,800	8,300
	$9,907	$9,364

Realized gains from the sale of marketable securities for the second quarter and the first half of fiscal 2012 were less than $0.1 million and realized gains from the sale of marketable securities for the second quarter and first half of fiscal 2011 were less than $0.1 million.  The Company recorded an impairment charge related to credit losses on its auction rate securities less than $0.1 million during the second quarter and first half of fiscal 2012.  The Company recorded an impairment charge related to credit losses on its auction rate securities of approximately $0.1 million during the second quarter and first half of fiscal 2011.

               Non-tax effected net unrealized losses relating to securities that were recorded as available for sale securities were $0.8 million and $0.5 million as of October 1, 2011 and April 2, 2011, respectively.  The tax effected losses on net unrealized holdings of marketable securities were approximately $0.1 million for both the second quarter and first half of fiscal 2012.   The tax effected gains on net unrealized holdings of marketable securities were approximately $0.1 million and less than $0.1 million for the second quarter and first half of fiscal 2011, respectively.  These tax effected gains and losses are included in other comprehensive income.

Proceeds from the sales of marketable securities were $2.3 million and $48.2 million for the second quarter and first half of fiscal 2012, respectively.  Proceeds from the sales of marketable securities were $7.1 million and $32.0 million for the second quarter and first half of fiscal 2011, respectively.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Month		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
October 1, 2011
Asset-backed securities	$54	$(1)	$171	$(1)
Corporate securities	1,010	(42)	470	(260)
Auction rate securities	—	—	7,558	(572)
	$1,064	$(43)	$8,199	$(833)

As of October 1, 2011, there were less than $0.1 million of unrealized losses for less than twelve months and $0.8 million of losses for twelve months or greater.  These unrealized losses pertain to 20 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

The following table presents the length of time securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
April 2, 2011
Asset-backed securities	$—	$—	$451	$(1)
Corporate securities	1,069	(8)	687	(42)
Auction rate securities	394	(4)	8,015	(588)
	$1,463	$(12)	$9,153	$(631)

As of April 2, 2011, there were less than $0.1 million of unrealized losses for less than twelve months and $0.6 million of losses for twelve months or greater. These unrealized losses pertain to 20 securities and were primarily caused by interest rate fluctuations and changes in current market conditions.

During the second quarter and first half of fiscal 2012, the Company recorded less than $0.1 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  During the second quarter and first half of fiscal 2011, the Company recorded $0.1 million of other-than-temporary impairment charges related to credit losses on its auction rate securities.  For the second quarter and first half of fiscal 2012 and 2011, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the second quarter and the first half of fiscal 2012 (in thousands):

	For the Second Quarter Ended	For the First Half Ended
	October 1, 2011	October 1, 2011
Total gross unrealized losses on other-than-temporary impaired securities	$31	$31
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$31	$31

The following table sets forth a reconciliation of the changes in credit losses recognized in earnings during the second quarter and first half of fiscal 2011 (in thousands):

	For the Second Quarter Ended	For the First Half Ended
	September 25, 2010	September 25, 2010
Total gross unrealized losses on other-than-temporary impaired securities	$112	$112
Portion of losses recognized in comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses recognized in net earnings	$112	$112

4.             Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net income	$15,114	$12,936	$32,797	$29,750
Unrealized holding (losses) gains on marketable securities, net of tax effects of $(94) and $(92) for the second quarter and first half of fiscal 2012, respectively	(142)	64	(138)	(9)
Reclassification adjustment, net of tax effects	7	65	(18)	59

Total unrealized holding (losses) gains, net	(135)	129	(156)	50
Total comprehensive income	$14,979	$13,065	$32,641	$29,800

5.             Earnings Per Share

 “Basic” earnings per share are computed by dividing net income by the weighted average number of shares outstanding for the period. “Diluted” earnings per share are computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding equity awards (applying the treasury stock method).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the Second Quarter Ended		For the First Half Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net income	$15,114	$12,936	$32,797	$29,750

Weighted average number of common shares outstanding – basic	70,570	69,882	70,517	69,768
Dilutive effect of outstanding stock options, performance stock units and restricted stock units	764	1,090	816	806
Weighted average number of common shares outstanding – diluted	71,334	70,972	71,333	70,574
Basic earnings per share	$0.21	$0.19	$0.46	$0.43
Diluted earnings per share	$0.21	$0.18	$0.46	$0.42

For the second quarter and first half of fiscal 2012, 0.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.  For the second quarter and first half of fiscal 2011, 1.9 million of outstanding stock options were anti-dilutive and were excluded from the calculation of the weighted average number of common shares outstanding.

6.             Stock-Based Compensation

 On September 14, 2010, at the Company’s 2010 Annual Meeting of Shareholders, the shareholders of the Company approved the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”). There will be no further grants under the Company’s prior equity compensation plan, the 1996 Stock Option Plan, as amended (the “1996 Plan”). The 2010 Plan authorizes the issuance of 4,999,999 shares of the Company’s Common Stock, of which 4,928,000 were available as of October 1, 2011 for future awards. All outstanding awards under the 1996 Plan continue to be subject to the terms and conditions of the 1996 Plan.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the 2010 Plan, as determined by the Compensation Committee of the Company’s Board of Directors. All stock options grants are made at fair market value at the date of grant or at a price determined by the Compensation Committee of the Company’s Board of Directors, which consists exclusively of independent members of the Board of Directors. Stock options typically vest over a three-year period, one-third one year from the date of grant and one-third per year on the anniversary of the date of the grant thereafter. Stock options typically expire ten years from the date of grant. The 2010 Plan will expire in 2020.  For further information regarding the 2010 Plan, see the Company’s Current Report on Form 8-K filed on September 17, 2010.

Stock Option Activity

Option activity under the Company’s equity incentive plans in the first half of fiscal 2012 is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	3,146,000	$18.42
Granted	36,000	$18.82
Exercised	(183,000)	$13.53
Cancelled	(408,000)	$20.48
Outstanding at the end of the period	2,591,000	$18.45	3.48	$10,198,000
Exercisable at the end of the period	2,519,000	$18.47	3.32	$10,126,000

For the second quarter and first half of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to stock options of less than $0.1 million and $0.1 million, respectively, which was recorded as operating expense.  For the second quarter and first half of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to stock options of $0.2 million and $0.5 million, respectively, which was recorded as operating expense.  As of October 1, 2011, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the first half of fiscal 2012 and 2011was $0.2 million and $0.4 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company's Board of Directors granted PSUs to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the terms of the PSUs, they are eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal years 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  As of October 1, 2011, the Company had 0.4 million PSUs outstanding. The following table summarizes the PSUs activity in the first half of fiscal 2012:

	Number of Shares	Weighted Average Fair Value
PSUs outstanding at the beginning of the period	500,000	$6.93
Granted	—	$—
Forfeited	(4,000)	$8.76
Converted to common shares	(115,000)	$7.02
Outstanding at the end of the period	381,000	$6.91

The fair value of the PSUs is based on the stock price on the grant date.  The compensation expense related to PSUs is recognized only when it is probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  For the second quarter and the first half of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.6 million and $1.2 million, respectively, which was recorded as operating expense.  For the second quarter and the first half of fiscal 2011, the Company incurred non-cash stock-based compensation expense related to PSUs of $0.4 million and $1.0 million, respectively, which was recorded as operating expense.  There were 0.1 million PSUs vested and  issued during the first half of fiscal 2012.  As of October 1, 2011, the unvested future compensation expense through fiscal year 2013 was approximately $0.6 million, assuming all vesting criteria will be met.

Restricted Stock Units

The Compensation Committee of the Company's Board of Directors granted time-based RSUs to certain non-officer employees of the Company as a long-term, incentive award.  RSUs will cliff vest three years after being granted if the employees are still employed by the Company at such time.

The following table summarizes the RSUs activity in the first half of fiscal 2012:

	Number of Shares	Weighted Average Fair Value
RSUs outstanding at the beginning of the period	18,000	$17.88
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding at the end of the period	18,000	$17.88

The stock based compensation expense for RSUs is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The Company started to recognize compensation expenses related to RSUs during the third quarter of fiscal 2011. For the second quarter and first half of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to RSUs of less than $0.1 million, which was recorded as operating expense. As of October 1, 2011, the Company had less than 0.1 million RSUs outstanding and compensation costs related to unvested share-based awards not yet recognized amounted to $0.2 million.

7.            Variable Interest Entities

At October 1, 2011 and April 2, 2011, the Company had no variable interest entities.

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

9.             Commitments and Contingencies

Credit Facilities

The Company has no debt outstanding as of October 1, 2011 and April 2, 2011 and does not maintain any credit facilities with any financial institutions.

As of October 1, 2011, the Company had a standby letter of credit for approximately $0.4 million, related to one of its leased properties, where the lessor is a named beneficiary in the event of a default by the Company, and potentially is entitled to draw on the letter of credit in the event of a specified default.  The letter of credit will expire in October 2011, but shall be automatically extended, without written amendment, to October 2012, unless written notice of termination is sent to the issuer.  As of the date of filing this Form 10-Q, the Company is in compliance with its lease terms and scheduled payments.

 Workers’ Compensation

The Company self-insures its workers' compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  At October 1, 2011 and April 2, 2011, the Company had recorded a liability of $40.2 million and $42.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million at October 1, 2011 and April 2, 2011 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims. At October 1, 2011 the Company had recorded a liability of $0.6 million for estimated health insurance claims. The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

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

Going Private Transaction

Following the March 2011 announcement by the Company of the receipt of a going private proposal, eight complaints were filed related to the proposal, all in the Los Angeles County Superior Court (the “Actions”).  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011); Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company’s public shareholders.  The Actions name the Company, various of its officers and directors and Leonard Green & Partners L.P. (and in one instance certain entities affiliated with Leonard Green & Partners, L.P.) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  Pursuant to stipulation, at the initial status conference on June 24, 2011, the court ordered the Actions consolidated, established a leadership structure among plaintiffs’ counsel, provided for consolidation with the Actions of any subsequently-filed actions arising out of the same facts, and stayed the Actions.  On October 11, 2011, after the Company announced its agreement (subject to shareholder approval) to go private, an additional shareholder action was filed in the same court, Harold Litwin v. 99¢ Only Stores, et al., with allegations and claims similar to those of the Actions.  Lead plaintiffs in the Actions have filed a notice of related case in the Litwin action, calling the court’s attention to the order concerning consolidation in the Actions.  On October 21, 2011, lead plaintiffs in the Actions filed a First Amended Consolidated Complaint, adding allegations concerning the agreement to go private and deleting the claims for aiding and abetting against Leonard Green & Partners L.P. and affiliates.  The First Amended Consolidated Complaint demands an injunction against the merger and other relief including damages in an unspecified amount.  A status conference is scheduled in the Actions on November 12, 2011.

Pricing Policy Matters

The People of the State of California v. 99¢ Only Stores General Civil No., 37 -2011 0096939-CU-MC-CTL, Superior Court of the State of California, County of San Diego.  The district attorneys of two California counties and one city attorney had notified the Company that they were planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constituted false advertising and/or otherwise violated California’s pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  Following discussions among the parties, the parties reached a resolution whereby the above-referenced action would be filed along with a stipulated judgment.  Pursuant to the request of the parties, the court has entered the stipulated judgment, which ends the matter and requires the Company to (a) make certain notice postings at its California stores for three years or until the Company discontinues its current pricing; (b) refrain from using the slogan “nothing over 99.99 cents”; and (c) pay $347,372 for investigation and prosecution costs and other remedies.  These payments have already been made, and the Company is in the process of preparing and posting signs per the judgment.

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

Following this ruling, the plaintiffs and the Company reached a proposed class action settlement, which would require the Company to make certain postings in its stores and pay a total of $100,000 in attorneys’ fees, costs and plaintiff enhancements in exchange for a judgment extinguishing the claims relating to the revised pricing structure by all Company customers in all states of operation from September 8, 2008 through the date of judgment.  This settlement is subject to court approval, and the parties plan to present the settlement to the court for preliminary approval on November 22, 2011.

Since the execution of this settlement, the Company has received a letter from another customer (Judy Ross) stating essentially identical allegations under the California Consumer Legal Remedies Act.  The Company has responded to this letter denying any violation.

Because the pending settlement is subject to court approval and thus not final, we cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company with regard to these matters.

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia sought to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff sought to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Following a mediation of this matter, the parties entered into a settlement agreement on November 2, 2011.  The settlement agreement remains subject to court approval.  The Company has accrued approximately $1.8 million in the second quarter of fiscal 2012, and in addition, it will accrue approximately $0.4 million in the third quarter of fiscal 2012, for a total of $2.2 million for expected payments in connection with the settlement.  If the settlement agreement is not approved by the court, we cannot predict the outcome of this lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  The court has set a hearing date of February 27, 2012 for the parties’ cross motions for summary judgment/summary adjudication.  The parties mediated this matter unsuccessfully on February 7, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserts claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the court ordered the parties to submit further briefing and scheduled a further hearing for November 21, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

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

On October 15, 2009, the Superior Court sustained the Company’s demurrer to the complaint without leave to amend.  On November 23, 2009, pursuant to the sustaining of the demurrer, the action was dismissed and judgment entered for the Company.  Ms. Bright appealed the Court’s ruling in December 2009.  On November 12, 2010, the Court of Appeal issued a published opinion reversing the trial court’s ruling.  The Company’s Petition for Review with the California Supreme Court was denied on February 16, 2011, and remittitur issued on March 1, 2011.  The Company has answered the complaint, denying all material allegations, and discovery has commenced.  Ms. Bright informed the Company in early November 2011 that she would not seek class certification in this matter but rather would proceed on a representative basis only.  The Court has set a bench trial date of January 23, 2012.

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

              The Company brought a motion asking the court to compel Plaintiff to arbitrate her claims on an individual basis and stay the remainder of the action pending the completion of the individual arbitration.  On August 26, 2011, the court granted this motion.  Plaintiff has yet to commence an individual arbitration.

We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

10.           Stock Repurchase Program

On June 11, 2008, the Company announced that our Board of Directors had approved a share repurchase program for the purchase of up to $30 million of shares of our common stock.  Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has used and plans to continue to use existing cash to fund any repurchases.  As of October 1, 2011, the Company had approximately $17.1 million that remained authorized and available to repurchase shares of the Company’s common stock under this program.  The Company did not make any common stock repurchases for the first half of fiscal 2012.

The Company issues performance stock units as part of our equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of the applicable employees.  During the second quarter of fiscal 2012, the Company withheld approximately 19,800 shares to satisfy $0.4 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

11.           Texas Market

As a result of the Company's decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease termination costs related to closing some of these stores.  As of April 2, 2011, the Company had an estimated lease termination costs accrual of approximately $1.5 million.  During the first half of fiscal 2012, the Company increased the estimated lease termination costs accrual by approximately $0.2 million and paid approximately $0.6 million related to these costs.  As of October 1, 2011, the remaining balance of the Company’s estimated lease termination costs accrual was approximately $1.1 million and is expected to be paid by the end of fiscal 2012.  As of October 1, 2011, the Company operates 35 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of October 1, 2011:

(Amounts in thousands)	Lease Termination Cost

Remaining obligations as of April 2, 2011	$1,491

Accretion expenses	216
Cash payments	(555)
Remaining obligations as of October 1, 2011	$1,152

12.           Assets Held for Sale

Assets held for sale consist primarily of the Company’s warehouse in Eagan, Minnesota.  The book value of the warehouse at October 1, 2011 was $7.4 million.  Due to market conditions and the size of the warehouse, the Company has classified the warehouse as a long-term asset on its Consolidated Balance Sheets.  Although the Company anticipates selling the warehouse in excess of its book value, no assurance can be given as to how much the warehouse will be sold for.

13.          Other Current Liabilities

Other current liabilities as of October 1, 2011 and April 2, 2011 are as follows:

	October 1, 2011	April 2, 2011
	(Amounts in thousands)

Accrued legal reserves and fees	$3,116	$1,611
Accrued property taxes	3,767	2,823
Accrued utilities	4,222	2,669
Accrued rent and related expenses	3,619	3,995
Accrued professional fees	882	716
Accrued advertising	589	690
Accrued outside services	1,288	960
Other	6,896	5,417
Total other current liabilities	$24,379	$18,881

14.           Subsequent Events

On October 11, 2011, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a newly formed entity that will be owned by Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and members of the Gold/Schiffer family.  The Merger Agreement was approved by our Board of Directors following the unanimous recommendation of a special committee of independent directors.

Pursuant to the terms of the Merger Agreement, each outstanding share of the Company’s common stock (other than certain shares specified in the Merger Agreement), will be converted into the right to receive $22.00 in cash at the effective time of the merger. In addition, each outstanding stock option will be cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of $22.00 per share over the exercise price for each share subject to the applicable option. Each performance stock unit and each restricted stock unit shall be cancelled and will be converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the PSU or the RSU, as applicable, multiplied by $22.00 per share.

Consummation of the merger is subject to various customary closing conditions, including the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock.  Members of the Gold/Schiffer family have entered into a voting agreement in support of the merger and a rollover agreement by which they will retain an indirect ownership interest in the Company following the merger.  Eric Schiffer, the Company’s Chief Executive Officer of the Company, Jeff Gold, President and Chief Operating Officer of the Company, and Howard Gold, Executive Vice President of the Company, will continue in their current leadership roles and will serve as directors of the Company following the merger.  Founder David Gold will serve as Chairman Emeritus.

There can be no assurance that the merger will actually be completed.  For further information on the Merger Agreement and the transactions contemplated thereby, please refer to the Preliminary Proxy Statement for the Company’s Special Meeting of Stockholders, filed on Schedule 14A with the SEC on October 27, 2011.

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

For the second quarter of fiscal 2012, the Company had net sales of $363.0 million, operating income of $24.4 million and net income of $15.1 million.  Sales increased during the second quarter of fiscal 2012 primarily due to a 6.7% increase in same-store sales, the full quarter effect of 10 new stores opened in fiscal 2011, and the effect of three new stores opened in fiscal 2012.  For the first half of fiscal 2012, the Company had net sales of $731.4 million, operating income of $53.0 million and net income of $32.8 million. Sales increased during the first half of fiscal 2012, primarily due to a 6.3% increase in same-store sales, the full year effect of 11 new stores opened in fiscal 2011 and the effect of three new stores opened in fiscal 2012.

During the second quarter of fiscal 2012, the Company opened two stores in Southern California and one in Nevada. The Company plans to open approximately 12 additional stores during the second half of fiscal 2012 with majority of new stores expected to be opened in California.

The Company believes that growth in sales for the remainder of fiscal 2012 will primarily result from increases in same-store sales, the full effect of previously opened stores and new store openings in its existing territories.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition”.  In addition, the Company analyzes its inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance. The Company does not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales, which totaled $17.5 million and $16.7 million for the second quarter of fiscal 2012 and 2011, respectively, and totaled $34.6 million and $32.8 million for the first half of fiscal 2012 and 2011, respectively.  Due to this classification, the Company's gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended		For the First Half Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
NET SALES:
99¢ Only Stores	97.0%	96.9%	97.0%	97.0%
Bargain Wholesale	3.0	3.1	3.0	3.0
Total sales	100.0	100.0	100.0	100.0

COST OF SALES (excluding depreciation and amortization expense as shown separately below)	59.8	59.2	59.7	59.4
Gross profit	40.2	40.8	40.3	40.6

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Operating expenses	31.5	32.5	31.2	31.7
Depreciation and amortization	1.9	2.1	1.9	2.0
Total selling, general and administrative expenses	33.4	34.6	33.0	33.6
Operating income	6.7	6.2	7.2	7.0

OTHER (INCOME) EXPENSE:
Interest income	0.0	(0.1)	0.0	(0.1)
Interest expense	0.0	0.0	0.0	0.0
Other-than-temporary investment impairment due to credit losses	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0
Total other (income) expense, net	0.0	0.0	0.0	0.0
Income before provision for incomes taxes	6.7	6.2	7.2	7.0
Provision for income taxes	2.6	2.4	2.7	2.7
NET INCOME	4.2%	3.9%	4.5%	4.4%

For the Second Quarter Ended October 1, 2011 Compared to the Second Quarter Ended September 25, 2010

Net Sales: Net sales increased $29.4 million, or 8.8%, to $363.0 million for the second quarter of fiscal 2012 compared to $333.6 million for the second quarter of fiscal 2011.  Retail sales increased $29.0 million, or 9.0%, to $352.2 million for the second quarter of fiscal 2012 compared to $323.2 million for the second quarter of fiscal 2011.  The increase in retail sales for the second quarter of fiscal 2012 was primarily due to an increase of $20.0 million in same-store sales. Additionally, the full quarter effect of 10 new stores opened in fiscal 2011 increased retail sales by $7.9 million and the effect of three new stores in fiscal 2012 increased sales by $2.1 million for the second quarter of fiscal 2012.  These increases in sales were partially offset by a decrease in sales of approximately $1.0 million due to the effect of closing one California store during fiscal 2011.

For comparability purposes, the Company’s same-store-sales calculation for the second quarter of fiscal 2012 is based on a 13-week period starting on July 3, 2011 and ended on October 1, 2011 compared to a 13-week period for the second quarter of fiscal 2011 which started on July 4, 2010 and ended on October 2, 2010. Same-store sales calculated on a comparable 13-week period as described above, increased 6.7% for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  The number of overall same-store-sales transaction counts increased by 4.7% and the average transaction size increased to $9.62 from $9.44 for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Gross Profit: Gross profit increased $9.7 million, or 7.1%, to $145.8 million for the second quarter of fiscal 2012 compared to $136.1 million for the second quarter of fiscal 2011.  As a percentage of net sales, overall gross margin decreased to 40.2% for the second quarter of fiscal 2012 compared to 40.8% for the second quarter of fiscal 2011.  The decrease in gross profit margin was primarily due to an increase in cost of products to 57.4% of net sales in the second quarter of fiscal 2012 from 56.7% of net sales in the second quarter of fiscal 2011 primarily due to merchandise price increases and a shift in product mix. The remaining change was mainly due to an increase in freight costs by 20 basis points in the second quarter of fiscal 2012, which was partially offset by decreases in shrinkage to 2.2% of net sales in the second quarter of fiscal 2012 from 2.4% of net sales in the second quarter of fiscal 2011 and other less significant items included in cost of sales.

    Operating Expenses:  Operating expenses increased by $6.1 million, or 5.6%, to $114.4 million for the second quarter of fiscal 2012 compared to $108.3 million for the second quarter of fiscal 2011.  As a percentage of net sales, operating expenses decreased to 31.5% for the second quarter of fiscal 2012 from 32.5% for the second quarter of fiscal 2011.  Of the 100 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 140 basis points, distribution and transportation expenses decreased by 20 basis points, corporate expenses increased by 30 basis points and other items increased by 30 basis points as described below.

Retail operating expenses for the second quarter of fiscal 2012 decreased as a percentage of net sales by 140 basis points to 22.4% of net sales, compared to 23.8% of net sales for the second quarter of fiscal 2011.  The majority of the decrease as a percentage of net sales was due to improvement in labor productivity as well as lower rent and utilities expenses as a percentage of net sales due to higher sales per store.  The improvement was also due to less significant items such as negotiated rent reductions for leased stores and purchases of some of the existing stores.

Distribution and transportation expenses for the second quarter of fiscal 2012 decreased as a percentage of net sales by 20 basis points to 4.8% of net sales, compared to 5.0% of net sales for the second quarter of fiscal 2011.  The majority of the decrease as a percentage of net sales was due to improvement in labor productivity and lower rent and repair and maintenance expenses. This was partially offset by increases in fuel costs.

Corporate operating expenses for the second quarter of fiscal 2012 increased as a percentage of net sales by 30 basis points to 3.6%, compared to 3.3% of net sales for the second quarter of fiscal 2011. The increase was primarily due to legal costs, which were partially offset by a decrease in payroll-related expenses.

The remaining operating expenses for the second quarter of fiscal 2012 increased as a percentage of net sales by 30 basis points to 0.7% compared to 0.4% of net sales for the second quarter of fiscal 2011.  The increase in other operating expenses for the second quarter of fiscal 2012 was primarily related to legal and professional fees of approximately $1.1 million pertaining to the going private transaction and the related process.

Depreciation and Amortization: Depreciation and amortization decreased $0.1 million, or 1.7%, to $7.0 million for the second quarter of fiscal 2012 compared to $7.1 million for the second quarter of fiscal 2011.  The decrease was primarily a result of assets that became fully depreciated compared to the amount of new depreciable assets added.  Depreciation as a percentage of net sales decreased to 1.9% from 2.1% of net sales due to the increase in sales.

Operating Income: Operating income was $24.4 million for the second quarter of fiscal 2012 compared to operating income of $20.7 million for the second quarter of fiscal 2011.  Operating income as a percentage of net sales was 6.7% in fiscal 2012 compared to 6.2% in fiscal 2011.  This was primarily due to changes in gross margin and operating expenses discussed above.

                Other Income/Expense, net: Other income was less than $0.1 million for the second quarter of fiscal 2012, which included less than $0.1 million in investment impairment charges related to credit losses to the Company’s auction rate securities.  Other income was $0.1 million for the second quarter of fiscal 2011, which included an investment impairment charge related to credit losses of approximately $0.1 million of the Company’s auction rate securities.

Provision for Income Taxes: The provision for income taxes was $9.3 million for the second quarter of fiscal 2012 compared to $7.9 million for the second quarter of fiscal 2011, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 38.1% for the second quarter of fiscal 2012 and 37.8% for the second quarter of fiscal 2011.  There was no material change in the net amount of unrecognized tax benefits in the second quarter of fiscal 2012.

Net Income: As a result of the items discussed above, net income for the second quarter of fiscal 2012 was $15.1 million, compared to net income of $12.9 million for the second quarter of fiscal 2011.  Net income as a percentage of net sales was 4.2% for the second quarter of fiscal 2012 compared to net income of 3.9% for the second quarter of fiscal 2011.

For the First Half Ended October 1, 2011 Compared to the First Half Ended September 25, 2010

Net Sales: Net sales increased $51.3 million, or 7.6%, to $731.4 million for the first half of fiscal 2012 compared to $680.0 million for the first half of fiscal 2011.  Retail sales increased $50.0 million, or 7.6%, to $709.8 million for the first half of fiscal 2012 compared to $659.8 million for the first half of fiscal 2011.  The increase in retail sales for the first half of fiscal 2012 was primarily due to an increase of $32.3 million in same-store sales. Additionally, the full quarter effect of 11 new stores opened in fiscal 2011 increased retail sales by $17.7 million and the effect of three new stores in fiscal 2012 increased sales by $2.1 million for the second quarter of fiscal 2012.  These increases in sales were partially offset by a decrease in sales of approximately $2.1 million due to the effect of closing one California store during fiscal 2011.

For the first half of fiscal 2012, the same-store-sales calculation is based on a comparable 26-week period starting on April 3, 2011 and ended on October 1, 2011 compared to a 26-week period for the first half of fiscal 2011 which started on April 4, 2010 and ended on October 2, 2010. Same-store sales calculated on a comparable 26-week period as described above, increased 6.3% for the first half of fiscal 2012 compared to the first half of fiscal 2011.  The number of overall same-store-sales transaction counts increased by 4.5% and the average transaction size increased to $9.66 from $9.50 for the first half of fiscal 2012 compared to the first half of fiscal 2011.

Gross Profit: Gross profit increased $18.3 million, or 6.6%, to $294.6 million for the first half of fiscal 2012 compared to $276.3 million for the first half of fiscal 2011.  As a percentage of net sales, overall gross margin decreased to 40.3% for the first half of fiscal 2012 compared to 40.6% for the first half of fiscal 2011.  The decrease in gross profit margin was primarily due to an increase in cost of products to 57.1% of net sales in the first half of fiscal 2012 from 56.6% of net sales in the first half of fiscal 2011 primarily due to merchandise price increases and a shift in product mix. The increases were partially offset by decreases in shrinkage to 2.4% of net sales in the first half of fiscal 2012 from 2.5% of net sales in the first half of fiscal 2011. The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

              Operating Expenses:  Operating expenses increased by $12.6 million, or 5.9%, to $227.9 million for the first half of fiscal 2012 compared to $215.3 million for the first half of fiscal 2011.  As a percentage of net sales, operating expenses decreased to 31.2% for the first half of fiscal 2012 from 31.7% for the first half of fiscal 2011.  Of the 50 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 90 basis points, distribution and transportation expenses decreased by 10 basis points, corporate expenses increased by 20 basis points and other items increased by 30 basis points as described below.

Retail operating expenses for the first half of fiscal 2012 decreased as a percentage of net sales by 90 basis points to 22.3% of net sales, compared to 23.2% of net sales for the first half of fiscal 2011.  The majority of the decrease as a percentage of net sales was due to improvement in labor productivity as well as lower rent expenses as a percentage of net sales due to higher sales per store.  This was partially offset by slight increases in outside service fees as a percentage of net sales.

Distribution and transportation expenses for the first half of fiscal 2012 decreased as a percentage of net sales by 10 basis points to 4.7% of net sales, compared to 4.8% of net sales for the first half of fiscal 2011.  The majority of the decrease as a percentage of net sales was due to improvement in labor productivity and lower rent expenses.  This was partially offset by increases in fuel costs.

Corporate operating expenses for the first half of fiscal 2012 increased as a percentage of net sales by 20 basis points to 3.5%, compared to 3.3% of net sales for the first half of fiscal 2011. The increase was primarily due to legal costs and taxes and licenses expenses, which were partially offset by a decrease in payroll-related expenses.

The remaining operating expenses for the first half of fiscal 2012 increased as a percentage of net sales by 30 basis points to 0.7% compared to 0.4% of net sales for the first half of fiscal 2011.  The increase in other operating expenses for the first half of fiscal 2012 was primarily related to legal and professional fees of approximately $2.5 million pertaining to the going private transaction and the related process.

Depreciation and Amortization: Depreciation and amortization increased $0.2 million, or 1.5%, to $13.7 million for the first half of fiscal 2012 compared to $13.5 million for the first half of fiscal 2011.  The increase was primarily attributable to new depreciable assets added as a result of new store openings.  Depreciation as a percentage of net sales decreased to 1.9% from 2.0% of net sales due to the increase in sales.

Operating Income: Operating income was $53.0 million for the first half of fiscal 2012 compared to operating income of $47.5 million for the first half of fiscal 2011.  Operating income as a percentage of net sales was 7.2% in fiscal 2012 compared to 7.0% in fiscal 2011.  This was primarily due to changes in gross margin and operating expenses discussed above.

              Other Income/Expense, net: Other expense was $0.1 million for the first half of fiscal 2012, which included less than $0.1 million in investment impairment charges related to credit losses to the Company’s auction rate securities. Other income was $0.3 million for the first half of fiscal 2011, which included an investment impairment charge related to credit losses of approximately $0.1 million of the Company’s auction rate securities.

Provision for Income Taxes: The provision for income taxes was $20.1 million for the first half of fiscal 2012 compared to $18.1 million for the first half of fiscal 2011, due to the increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 38.0% for the first half of fiscal 2012 and 37.8% for the first half of fiscal 2011.  There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2012.

Net Income: As a result of the items discussed above, net income for the first half of fiscal 2012 was $32.8 million, compared to net income of $29.7 million for the first half of fiscal 2011.  Net income as a percentage of net sales was 4.5% for the first half of fiscal 2012 compared to net income of 4.4% for the first half quarter of fiscal 2011.

Liquidity and Capital Resources

The Company funds its operations principally from cash provided by operations, short-term investments and cash on hand, and has generally not relied upon external sources of financing. The Company’s capital requirements result primarily from purchases of inventory, expenditures related to new store openings, including purchases of land, and working capital requirements for new and existing stores.  The Company takes advantage of closeout and other special-situation opportunities, which frequently result in large volume purchases, and as a consequence its cash requirements are not constant or predictable during the fiscal year and can be affected by the timing and size of its purchases. As of the end of the second quarter of fiscal 2012, the Company held $222.7 million in cash and short and long-term marketable securities, and had no debt.

Net cash provided by operations during the first half of fiscal 2012 and 2011 was $31.5 million and $15.3 million, respectively, consisting primarily of $47.2 million and $44.3 million, respectively, of net income adjusted for non-cash items.  During the first half of fiscal 2012, the Company used cash of $16.8 million for working capital and provided cash of $0.9 million from other activities. During the first half of fiscal 2011, the Company used cash of $29.4 million for working capital and provided cash of $0.3 million from other activities.  Net cash used by working capital activities for the first half of fiscal 2012 primarily reflects an increase in inventories and a decrease in workers’ compensation liability.  The increase in inventories was primarily due to early receipts of seasonal items, opportunistic buys and to drive higher seasonal sales. These uses of working capital were partially offset by an increase in accounts payable and a decrease in income taxes receivable. Net cash used for working capital activities for the first half of fiscal 2011 primarily reflects increases in inventories and income taxes receivable.  The increase in inventories was primarily due to the early purchases of seasonal items.  These uses of working capital were partially offset by an increase in accounts payable.

Net cash used in investing activities during the first half of fiscal 2012 was $25.8 million.  Net cash used by investing activities during the first half of fiscal 2011 was $23.7 million. In the first half of fiscal 2012 and 2011, the Company used $23.6 million and $15.5 million, respectively, for the purchases of property and equipment.  The Company purchased $50.4 million of investments and received proceeds of $48.2 million from the sales and maturities of investments during the first half of fiscal 2012.  The Company received proceeds of less than $0.1 million from the disposal and sale of fixed assets during the first half of fiscal 2012.  The Company purchased $40.2 million of investments and received proceeds of $32.0 million from the sales and maturities of investments during the first half of fiscal 2011.  The Company received proceeds of $0.1 million from the disposal and sale of fixed assets during the first half of fiscal 2011.

Net cash provided by financing activities during the first half of fiscal 2012 was $2.3 million, which is comprised primarily of $2.5 million in proceeds received from the exercise of stock options, partially offset by payments of $0.8 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan. Net cash provided by financing activities during the first half of fiscal 2011 was $2.4 million, which is comprised primarily of $2.5 million in proceeds received from the exercise of stock options partially offset by payments of $0.7 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the Company’s equity incentive plan.

The Company estimates that total capital expenditures in fiscal year 2012 will be approximately $59 million and relate principally to property acquisitions of approximately $25 million, $17 million for leasehold improvements, fixtures and equipment for new store openings, $10 million for information technology projects and $7 million for other capital projects. The Company may also consider additional opportunistic real estate purchases primarily to reduce its rental expense. The Company intends to fund its liquidity requirements in fiscal 2012 from net cash provided by operations, short-term investments and cash on hand.

In June 2008, based on the Company’s outlook, cash position and stock price relative to potential value, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $30 million of the Company's common stock. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  However, the timing and amount of such purchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations which may change.  The Company has approximately $17.1 million that remains authorized and available to repurchase shares of Company’s common stock under this program.  The Company had no share purchases during the first half of fiscal 2012.

The Company issues performance stock units as part of its equity incentive plans.  The number of shares issued on the date the performance stock units vest is net of the statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of our employees.  During the second quarter of fiscal 2012, the Company withheld approximately 19,800 shares, to satisfy $0.4 million of employee tax obligations. During the second quarter of fiscal 2011, the Company withheld approximately 22,600 shares, to satisfy $0.4 million of employee tax obligations. Although shares withheld are not issued, they are treated as common stock repurchases in the Company’s Consolidated Financial Statements, as they reduce the number of shares that would have been issued upon vesting.

Off-Balance Sheet Arrangements

As of October 1, 2011, the Company had no off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is provided in the Company’s 2011 Form 10-K.  During the first half of fiscal 2012, there was no material change in the Company’s contractual obligations previously disclosed.

Lease Commitments

The Company leases various facilities under operating leases (except for one location that is classified as a capital lease) which expire at various dates through fiscal year 2031.  The lease agreements generally contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require the Company to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2012 and 2011 was $13.9 million and $14.4 million, respectively.  Rental expense charged to operations for the first half of fiscal 2012 and 2011 was $27.7 million and $28.8 million, respectively.  The Company typically seeks leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of the Company’s store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

At October 1, 2011 and April 2, 2011, the Company had no variable interest entities.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 8 to the Company’s Consolidated Financial Statements for the quarter ended October 1, 2011, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk for its investments in marketable securities but management believes the risk is not material.  The Company’s investments are comprised primarily of marketable investment grade corporate bonds, auction rate securities, asset-backed securities, money market funds and certain perpetual preferred stocks with periodic recurring dividend payments that are 0.2% of the Company’s investment portfolio.  At October 1, 2011, the fair value of investments approximated the carrying value.  The Company generally holds investments until maturity, and therefore should not bear any interest risk due to early disposition.  The Company does not enter into any derivative or interest rate hedging transactions. At October 1, 2011, the Company had $9.4 million in securities maturing at various dates through May 2046.  Based on the investments outstanding at October 1, 2011, a 1.0% increase in interest rates would reduce the fair value of the Company’s total investment portfolio by approximately $0.1 million or less than 0.1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

               During the second quarter of fiscal 2012, the Company did not make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Going Private Transaction

Following the March 2011 announcement by the Company of the receipt of a going private proposal, eight complaints were filed related to the proposal, all in the Los Angeles County Superior Court (the “Actions”).  The Actions are:  Southeastern Pennsylvania Transportation Authority v. David Gold, et al. (filed March 14, 2011, amended March 23, 2011);  John Chevedden v. 99¢ Only Stores, et al. (filed March 16, 2011); Rana Fong v. 99¢ Only Stores, et al. (filed March 17, 2011);  Norfolk County Retirement Board v. Jeff Gold, et al. (filed March 22, 2011);  Tammy Newman v. 99¢ Only Stores, et al. (filed March 25, 2011);  Key West Police and Fire Pension Fund v. Eric G. Flamholtz, et al. (filed April 5, 2011); and Allen Mitchell v. 99¢ Only Stores, et al. (filed April 11, 2011).  The plaintiffs in the Actions claim to be shareholders of the Company and propose to represent a class of all of the Company’s public shareholders.  The Actions name the Company, various of its officers and directors and Leonard Green & Partners L.P. (and in one instance certain entities affiliated with Leonard Green & Partners, L.P.) as defendants.  The Actions assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.  Plaintiffs seek to enjoin a going private transaction and, in the alternative, seek unspecified damages in the event such a transaction is consummated.  Pursuant to stipulation, at the initial status conference on June 24, 2011, the court ordered the Actions consolidated, established a leadership structure among plaintiffs’ counsel, provided for consolidation with the Actions of any subsequently-filed actions arising out of the same facts, and stayed the Actions.  On October 11, 2011, after the Company announced its agreement (subject to shareholder approval) to go private, an additional shareholder action was filed in the same court, Harold Litwin v. 99¢ Only Stores, et al., with allegations and claims similar to those of the Actions.  Lead plaintiffs in the Actions have filed a notice of related case in the Litwin action, calling the court’s attention to the order concerning consolidation in the Actions.  On October 21, 2011, lead plaintiffs in the Actions filed a First Amended Consolidated Complaint, adding allegations concerning the agreement to go private and deleting the claims for aiding and abetting against Leonard Green & Partners L.P. and affiliates.  The First Amended Consolidated Complaint demands an injunction against the merger and other relief including damages in an unspecified amount.  A status conference is scheduled in the Actions on November 12, 2011.

Pricing Policy Matters

The People of the State of California v. 99¢ Only Stores General Civil No., 37 -2011 0096939-CU-MC-CTL, Superior Court of the State of California, County of San Diego.  The district attorneys of two California counties and one city attorney had notified the Company that they were planning a possible civil action against the Company alleging that its .99 cent pricing policy, adopted in September 2008, constituted false advertising and/or otherwise violated California’s pricing laws.  In response to this notification and an associated invitation from these governmental entities, the Company provided a detailed position statement with respect to its pricing structure.  Following discussions among the parties, the parties reached a resolution whereby the above-referenced action would be filed along with a stipulated judgment.  Pursuant to the request of the parties, the court has entered the stipulated judgment, which ends the matter and requires the Company to (a) make certain notice postings at its California stores for three years or until the Company discontinues its current pricing; (b) refrain from using the slogan “nothing over 99.99 cents”; and (c) pay $347,372 for investigation and prosecution costs and other remedies.  These payments have already been made, and the Company is in the process of preparing and posting signs per the judgment.

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

Following this ruling, the plaintiffs and the Company reached a proposed class action settlement, which would require the Company to make certain postings in its stores and pay a total of $100,000 in attorneys’ fees, costs and plaintiff enhancements in exchange for a judgment extinguishing the claims relating to the revised pricing structure by all Company customers in all states of operation from September 8, 2008 through the date of judgment.  This settlement is subject to court approval, and the parties plan to present the settlement to the court for preliminary approval on November 22, 2011.

Since the execution of this settlement, the Company has received a letter another customer (Judy Ross) stating essentially identical allegations under the California Consumer Legal Remedies Act.  The Company has responded to this letter denying any violation.

Because the pending settlement is subject to court approval and thus not final, we cannot predict the outcome of these lawsuits or of any action or lawsuit that may be brought against the Company with regard to these matters.

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager for the Company, who was employed with the Company from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia sought to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff sought to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Following a mediation of this matter, the parties entered into a settlement agreement on November 2, 2011.  The settlement agreement remains subject to court approval.  The Company has accrued approximately $1.8 million in the second quarter of fiscal 2012, and in addition, it will accrue an additional $0.4 million in the third quarter of fiscal 2012, for a total of $2.2 million for expected payments in connection with the settlement.  If the settlement agreement is not approved by the court, we cannot predict the outcome of this lawsuit.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed seeks to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also seeks to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Discovery has commenced but no class certification or trial date has been set.  The court has set a hearing date of February 27, 2012 for the parties’ cross motions for summary judgment/summary adjudication.  The parties mediated this matter unsuccessfully on February 7, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserts claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the court ordered the parties to submit further briefing and scheduled a further hearing for November 21, 2011.  We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

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

On October 15, 2009, the Superior Court sustained the Company’s demurrer to the complaint without leave to amend.  On November 23, 2009, pursuant to the sustaining of the demurrer, the action was dismissed and judgment entered for the Company.  Ms. Bright appealed the Court’s ruling in December 2009.  On November 12, 2010, the Court of Appeal issued a published opinion reversing the trial court’s ruling.  The Company’s Petition for Review with the California Supreme Court was denied on February 16, 2011, and remittitur issued on March 1, 2011.  The Company has answered the complaint, denying all material allegations, and discovery has commenced.  Ms. Bright informed the Company in early November 2011 that she would not seek class certification in this matter but rather would proceed on a representative basis only.  The Court has set a bench trial date of January 23, 2012.

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

              The Company brought a motion asking the court to compel Plaintiff to arbitrate her claims on an individual basis and stay the remainder of the action pending the completion of the individual arbitration.  On August 26, 2011, the court granted this motion.  Plaintiff has yet to commence an individual arbitration.

We cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Item 1A. Risk Factors

Reference is made to Item 1A. Risk Factors, in the Company’s Form 10-K for the year ended April 2, 2011, for information regarding the most significant factors affecting the Company’s operations. There have been no material changes in these factors through October 1, 2011, other than as set forth below.

There are risks and uncertainties associated with the Company’s going private transaction

On October 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the acquisition of the Company by a newly formed entity that will be owned by Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and members of the Gold/Schiffer family. There are a number of risks and uncertainties relating to the merger. For example, the merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, the buyer’s failure to obtain sufficient financing to complete the merger, or litigation relating to the merger. In addition, there can be no assurance that approval of our shareholders or relevant regulators will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. Pending the closing of the merger, the Merger Agreement also restricts us from engaging in certain actions without the buyer’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors and employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, the Company is required to pay the buyer a termination fee of $47,250,000.

The Company’s has extended its current insurance program to include self-insurance for a portion of its health insurance program that may expose the Company to unexpected costs and negatively affect its financial performance

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  The liability for the self-funded portion of the Company health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying the Company’s recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

99¢ ONLY STORES
Date: November 9, 2011	/s/ Robert Kautz
Robert Kautz
Chief Financial Officer