Form 10-Q
period 2012-09-29
99 CENTS ONLY STORES
filed 2012-11-13
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Registrant’s Telephone Number, Including Area Code: (323) 980-8145

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 4, 2012, there were 100 shares of the registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 100 shares of registrant’s Class B Common Stock, par value $0.01 per share, outstanding, none of which are publicly traded.

99¢ ONLY STORES

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 29, 2012 (unaudited) and March 31, 2012	4
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended September 29, 2012 (Successor) (unaudited) and October 1, 2011(Predecessor) (unaudited)	5
	Consolidated Statements of Cash Flows for the first half ended September 29, 2012 (Successor) (unaudited) and October 1, 2011 (Predecessor) (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
	Part II — Other Information
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
	Signatures	44

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission or posts on the Company’s website, including the Company’s Registration Statement on Form S-4 (File No. 333-182582) declared effective on October 9, 2012 containing the Company’s most recent audited financial statements for the fiscal year ended March 31, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 29, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$42,067	$27,766
Short-term investments	1,604	3,631
Accounts receivable, net of allowance for doubtful accounts of $425 and $280 at September 29, 2012 and March 31, 2012, respectively	1,420	2,999
Income taxes receivable	14,592	6,868
Deferred income taxes	25,843	25,843
Inventories, net	225,029	214,318
Assets held for sale	2,621	6,849
Other	14,674	11,297
Total current assets	327,850	299,571
Property and equipment, net	463,074	476,525
Deferred financing costs, net	39,234	30,400
Intangible assets, net	474,397	477,434
Goodwill	471,513	471,513
Deposits and other assets	13,862	12,598
Total assets	$1,789,930	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,133	$41,407
Payroll and payroll-related	17,515	15,580
Sales tax	5,780	6,128
Other accrued expenses	35,322	30,569
Workers’ compensation	37,838	39,024
Current portion of long-term debt	5,237	5,250
Current portion of capital lease obligation	80	77
Total current liabilities	153,905	138,035
Long-term debt, net of current portion	756,328	758,351
Unfavorable lease commitments, net	16,896	18,959
Deferred rent	3,160	798
Deferred compensation liability	5,195	5,136
Capital lease obligation, net of current portion	313	354
Long-term deferred income taxes	214,195	214,874
Other liabilities	3,473	767
Total liabilities	1,153,465	1,137,274

Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at September 29, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	637,630	636,037
Accumulated deficit	(170)	(5,293)
Other comprehensive (loss) income	(995)	23
Total shareholders’ equity	636,465	630,767
Total liabilities and shareholders’ equity	$1,789,930	$1,768,041

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net Sales:
99¢ Only Stores	$382,073	$352,220	$771,029	$709,764
Bargain Wholesale	11,290	10,818	23,284	21,614
Total sales	393,363	363,038	794,313	731,378
Cost of sales (excluding depreciation and amortization expense shown separately below)	242,699	217,264	486,601	436,784
Gross profit	150,664	145,774	307,712	294,594
Selling, general and administrative expenses:
Operating expenses	120,362	114,367	239,133	227,933
Depreciation	13,931	6,985	27,683	13,694
Amortization of intangible assets	442	5	883	9
Total selling, general and administrative expenses	134,735	121,357	267,699	241,636
Operating income	15,929	24,417	40,013	52,958

Other (income) expense:
Interest income	(35)	(60)	(259)	(202)
Interest expense	16,017	34	32,033	335
Other-than-temporary investment impairment due to credit losses	—	31	—	31
Other	3	(19)	67	(62)
Total other expense (income), net	15,985	(14)	31,841	102
(Loss) income before provision for income taxes	(56)	24,431	8,172	52,856
(Benefit) provision for income taxes	(77)	9,317	3,049	20,059

Net income	$21	$15,114	$5,123	$32,797

Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	4	(142)	4	(138)
Unrealized losses on interest rate cash flow hedge	(473)	—	(1,017)	—
Less: reclassification adjustment included in net income	—	7	(5)	(18)
Other comprehensive loss, net of tax	(469)	(135)	(1,018)	(156)

Comprehensive (loss) income	$(448)	$14,979	$4,105	$32,641

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	First Half Ended
	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income	$5,123	$32,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,683	13,694
Amortization of deferred financing costs and accretion of OID	2,978	—
Amortization of intangible assets	883	9
Amortization of favorable/unfavorable leases, net	91	—
Loss on disposal of fixed assets	403	80
Loss on interest rate hedge	665	—
Investments impairment	—	31
Excess tax benefit from share-based payment arrangements	—	(584)
Deferred income taxes	—	(105)
Stock-based compensation expense	1,593	1,313
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,586	(836)
Inventories	(11,437)	(42,641)
Deposits and other assets	(3,874)	165
Accounts payable	9,047	8,498
Accrued expenses	6,358	7,600
Accrued workers’ compensation	(1,186)	(2,169)
Income taxes	(7,724)	12,495
Deferred rent	2,362	1,114
Other long-term liabilities	(73)	—
Net cash provided by operating activities	34,478	31,461

Cash flows from investing activities:
Purchases of property and equipment	(19,861)	(23,553)
Proceeds from sale of property and fixed assets	11,549	2
Purchases of investments	(449)	(50,389)
Proceeds from sale of investments	2,470	48,174
Net cash used in investing activities	(6,291)	(25,766)

Cash flows from financing activities:
Payment of debt	(2,618)	—
Payment of debt issuance costs	(11,230)	—
Payments of capital lease obligation	(38)	(35)
Repurchases of common stock related to issuance of Performance Stock Units	—	(753)
Proceeds from exercise of stock options	—	2,470
Excess tax benefit from share-based payment arrangements	—	584
Net cash (used in) provided by financing activities	(13,886)	2,266

Net increase in cash	14,301	7,961
Cash - beginning of period	27,766	16,723
Cash - end of period	$42,067	$24,684
Supplemental cash flow information:
Income taxes paid	$10,772	$5,679
Interest paid	$26,125	$29
Non-cash investing activities for purchases of property and equipment	$(1,679)	$837

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

On January 13, 2012, pursuant to the Agreement and Plan of Merger (the “Merger”), dated as of October 11, 2011, by and among 99¢ Only Stores (the “Company”), Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, the Company became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (together, the “Sponsors”) and Eric Schiffer, the Company’s Chief Executive Officer, Jeff Gold, the Company’s President and Chief Administrative Officer, Howard Gold, the Company’s Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”). As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held or traded corporation. See Note 2 for more information regarding the Merger.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-182582) declared effective on October 9, 2012 (the “Registration Statement”).  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending March 30, 2013 (“fiscal 2013”).

The Company is incorporated in the State of California. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of September 29, 2012, the Company operated 303 retail stores with 222 in California, 37 in Texas, 29 in Arizona, and 15 in Nevada.  The Company is also a wholesale distributor of various products.

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.   On January 13, 2012, the Company completed the Merger.  The accompanying consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively. Fiscal 2013 began on April 1, 2012 and will end on March 30, 2013 and will consist of 52 weeks. The Company’s fiscal year ending March 31, 2012 (“fiscal 2012”) consisted of the Successor period from January 15, 2012 to March 31, 2012 and the Predecessor period from April 3, 2011 to January 14, 2012, for a total of 52 weeks. The second quarter ended September 29, 2012 (“second quarter of fiscal 2013”) and second quarter ended October 1, 2011 (“second quarter of fiscal 2012”) were each comprised of 91 days.  The period ended September 29, 2012 (“first half of fiscal 2013”) and the period ended October 1, 2012 (“first half of fiscal 2012”) were each comprised of 182 days.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  Cash balance held at financial institutions, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. All non-interest bearing cash balances were fully insured at September 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in calendar 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. The Company’s interest-bearing amounts on deposit are not insured by the Federal Deposit Insurance Corporation. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

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

Investments

The Company’s investments in debt and equity securities are classified as available-for-sale and are comprised primarily of money market funds and auction rate securities.

Investment securities are recorded as required by Accounting Standard Codification (“ASC”) 320, “Investments-Debt and Equity Securities.”   These investments are carried at fair value, based on quoted market prices or other readily available market information. Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets. Gains and losses are recognized when realized in the Company’s Consolidated Statements of Comprehensive Income. When it is determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.  Additional store-level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a twenty-four month period to determine what merchandise should be reserved for as excess and obsolete. The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities. As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  As of September 29, 2012 and March 31, 2012, the Company held inventory of specific products identified as expected to sell over a period that exceeds twelve months in the amounts of approximately $7.2 million and $6.4 million, respectively, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During each of second quarter and first half of fiscal 2013 and fiscal 2012, the Company did not record any asset impairment charges. During the second quarter and first half of fiscal 2012, the Company did not record any asset impairment charges.

Goodwill and Other Intangible Assets

In connection with the Merger purchase price allocation, the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases were obtained from independent professional valuation experts.  Under ASC 350, “Intangibles — Goodwill and Other” the Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  Under Accounting Standards Update (“ASU”) 2011-8 (effective December 15, 2011), which amends the guidance in ASC 350-20 on testing goodwill for impairment, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.

The Company will perform the qualitative assessment for impairment in January 2013, during the fourth quarter of fiscal 2013, and annually thereafter. In the event that the qualitative assessment indicates that goodwill has been impaired, then the two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. Management has determined that the Company’s has two reporting units, the wholesale reporting unit and the retail reporting unit.

Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests.

Derivatives

The Company accounts for derivative financial instruments in accordance with accounting ASC 815, “Derivatives and Hedging.” All financial instrument positions taken by the Company are intended to be used to manage risks associated with interest rate exposures.

The Company’s derivative financial instruments are recorded on the balance sheet at fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period the hedged item affects earnings. Any ineffectiveness is recognized in earnings in the current period.

Purchase Accounting

Under ASC 805, “Business Combinations” (“ASC 805”) the Company’s assets and liabilities have been accounted for at their estimated fair values as of the date of the Merger.  The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair value as of the Merger date.  These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes” (“ASC 740”).  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly. ASC 740 requires the Company to recognize in the consolidated financial statements the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation expense under the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  The Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.

Revenue Recognition

The Company recognizes retail sales in its retail stores at the time the customer takes possession of merchandise. All sales are net of discounts and returns, and exclude sales tax. Wholesale sales are recognized in accordance with the shipping terms agreed upon on the purchase order. Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility.

The Company has a gift card program. The Company does not charge administrative fees on gift cards and the Company’s gift cards do not have expiration dates.  The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card.  The liability for outstanding gift cards is recorded in accrued expenses. The Company has not recorded any breakage income related to its gift card program.

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition.”  In addition, the Company analyzes its inventory levels and the related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  The Company does not include purchasing, receiving and distribution warehouse costs in its cost of sales. Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed) in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs, as prescribed by ASC 420.  Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from the Company’s estimates, the resulting liabilities could vary from recorded amounts.  These liabilities are reviewed periodically and adjusted when necessary.

During the first half of fiscal 2013, the Company sold and leased back three stores and the resulting leases qualify and are accounted for as operating leases.  The net proceeds from the sale-leaseback transactions amounted to $5.3 million.  Gains of $0.4 million were deferred and are being amortized over the lease terms (12-15 years).

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for September 29, 2012 and March 31, 2012.

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

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.3 million and $1.4 million for the second quarter of fiscal 2013 and 2012, respectively.  Advertising expenses were $2.6 million and $2.7 million for the first half of fiscal 2013 and 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, short-term marketable securities, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash, short-term marketable securities and interest rate derivatives are measured and recorded at fair value. Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.   See Note 9 for further discussion of the fair value of debt.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825, “Financial Instruments,” to expand required disclosures.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.

2.                                      The Merger

As discussed in Note 1, the Merger was completed on January 13, 2012 and was financed by:

•                  Borrowings consisting of (i) a $175 million, 5-year asset-based revolving credit facility (as amended, the “ABL Facility”), of which $10 million was drawn at closing of the Merger and was fully repaid in February 2012 and (ii) a $525 million, 7-year term loan credit facility (as amended, the “First Lien Term Loan Facility” and, together with the ABL Facility, the “Credit Facilities”);

•                  Issuance of $250 million principal amount of 11% senior notes due 2019 (the “Senior Notes”); and

•                  Equity contributions of $635.9 million from the Sponsors and the Rollover Investors.

The Merger was accounted for as a business combination in accordance with ASC 805 whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  The Merger and the allocation of the purchase price of $1.6 billion have been recorded as of January 14, 2012.  The sources and uses of funds in connection with the Merger are summarized in the following table (in thousands):

Sources:

Proceeds from First Lien Term Loan Facility	$525,000
Proceeds from Senior Notes	250,000
Proceeds from ABL Facility	10,000
Proceeds from equity contributions	535,900
Rollover equity from the Rollover Investors	100,000
Cash on hand	212,575
Total sources	$1,633,475

Uses:

Equity purchase price	$1,577,563
OID and other debt issuance costs	41,911
Cash to balance sheet	14,001
Total uses	$1,633,475

Acquisition Accounting

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets have been determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  Purchase accounting adjustments have been recorded to: (i) increase the carrying value of property and equipment, (ii) establish intangible assets for trade names, vendor relations and favorable lease commitments, and (iii) revalue lease-related liabilities.

The allocation of purchase price was as follows (in thousands):

Purchase price	$1,577,563
Less: net assets acquired	741,254
Preliminary excess of purchase price over book value of net assets acquired	$836,309

Write up (down) of tangible assets:
Property and equipment	$87,863
Land and buildings	63,549
Assets held for sale	(933)
Deferred rent	(425)
Leasing commission	(5,224)

Acquisition-related intangible assets:
Trade name (indefinite life)	$410,000
Trademarks (20 year life)	1,822
Bargain Wholesale customer relationships	20,000
Fair market value of favorable leases	46,723
Acquisition-related intangibles	478,545

Write down/(up) of liabilities:
Deferred rent and lease incentive revaluation	10,742
Fair market value of unfavorable leases	(19,836)

Deferred income taxes:
Long-term deferred tax asset	$(249,485)

Residual goodwill (1)	$471,513

Total allocated excess purchase price	$836,309

(1)         The Company does not expect any of the residual goodwill to be tax deductible. Goodwill is considered to have an indefinite life and is not amortized, but rather reviewed annually for impairment or more frequently if indicators of impairment exist.

As a result of the Merger, the Company recognized one-time legal, financial advisory, accounting, and other merger related costs of $10.6 million for the period January 15, 2012 to March 31, 2012 and $15.2 million for the period April 3, 2011 to January 14, 2012.

3.                                      Goodwill and Other Intangibles

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities as of September 29, 2012 and March 31, 2012 (in thousands):

	As of September 29, 2012				As of March 31, 2012
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$471,513	$—	$471,513		$471,513	$—	$471,513
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$881,513	$—	$881,513		$881,513	$—	$881,513

Finite lived intangible assets:
Trademarks	20	$2,000	$(71)	$1,929	20	$2,000	$(21)	$1,979
Bargain Wholesale customer relationships	12	20,000	(1,186)	18,814	12	20,000	(353)	19,647
Favorable leases	2 to 17	46,723	(3,069)	43,654	2 to 17	46,723	(915)	45,808
Total finite lived intangible assets		68,723	(4,326)	64,397		68,723	(1,289)	67,434
Total goodwill and other intangible assets		$950,236	$(4,326)	$945,910		$950,236	$(1,289)	$948,947

Intangible assets:
Trade name		$410,000	$—	$410,000		$410,000	$—	$410,000
Trademarks		2,000	(71)	1,929		2,000	(21)	1,979
Bargain Wholesale customer relationships		20,000	(1,186)	18,814		20,000	(353)	19,647
Favorable leases		46,723	(3,069)	43,654		46,723	(915)	45,808
Total intangible assets		$478,723	$(4,326)	$474,397		$478,723	$(1,289)	$477,434

	As of September 29, 2012				As of March 31, 2012
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	2 to 18	$19,835	$(2,939)	$16,896	2 to 18	$19,835	$(876)	$18,959

4.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 29, 2012	March 31, 2012
Land	$157,353	$156,137
Buildings	88,881	89,110
Buildings improvements	61,698	59,375
Leasehold improvements	97,815	92,909
Fixtures and equipment	65,662	54,659
Transportation equipment	6,998	6,489
Construction in progress	23,695	29,271

Total property and equipment	502,102	487,950
Less: accumulated depreciation and amortization	(39,028)	(11,425)
Property and equipment, net	$463,074	$476,525

5.                                      Investments

The following tables summarize the investments in marketable securities (in thousands):

	September 29, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$1	$—	$—	$1
Auction rate securities	1,566	37	—	1,603
Total	$1,567	$37	$—	$1,604

Reported as:
Short-term investments				$1,604
Long-term investments in marketable securities				—
Total				$1,604

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$1,627	$—	$—	$1,627
Auction rate securities	1,965	39	—	2,004
Total	$3,592	$39	$—	$3,631

Reported as:
Short-term investments				$3,631
Long-term investments in marketable securities				—
Total				$3,631

The auction rate securities the Company holds have historically been considered short-term debt instruments that provided liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  Beginning in February 2008, auctions of the Company’s auction rate securities failed to sell all securities offered for sale.  Consequently, the principal associated with these failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due to long-term contractual maturities.  For each unsuccessful auction, the interest rate moves to a rate defined for each security.  Currently, the Company intends to liquidate its remaining auction rate securities within one year.  Accordingly, the Company has included $1.6 million and $2.0 million of its auction rate securities in current assets on the Company’s balance sheets as of September 29, 2012 and March 31, 2012, respectively.

The following table summarizes the maturities of marketable fixed-income securities classified as available for sale as of September 29, 2012 (in thousands):

	September 29, 2012
	Amortized Cost	Estimated Fair Value
Due within one year	$1,566	$1,603
	$1,566	$1,603

There was no realized gain or losses from the sale of marketable securities for the second quarter of fiscal 2013 and there were less than $0.1 million realized losses from the sale of marketable securities for the first half of fiscal 2013.  Realized gains from the sale of marketable securities for the second quarter and the first half of fiscal 2012 were less than $0.1 million.  There were no impairment charges related to credit losses in the second quarter and the first half of fiscal 2013.  The Company recorded an impairment charge related to credit losses on its auction rate securities of less than $0.1 million during the second quarter and first half of fiscal 2012.

Proceeds from the sales of marketable securities were $1.1 million and $2.5 million for the second quarter and first half of fiscal 2013, respectively.  Proceeds from the sales of marketable securities were $2.3 million and $48.2 million for the second quarter and first half of fiscal 2012, respectively.

The Company did not have any available-for-sale securities with unrealized losses as of September 29, 2012 and March 31, 2012.

During the second quarter and first half of fiscal 2013, the Company did not have any non-credit related other-than-temporary losses on any of its securities.  Accordingly, the Company’s other comprehensive income does not include any charges related to the other-than-temporary non-credit portion of its securities.

6.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income	$21	$15,114	$5,123	$32,797
Unrealized holding gains (losses) on marketable securities, net of tax effects of $3, $(94), $3 and $(92)for the second quarter and first half of fiscal 2013 and 2012, respectively	4	(142)	4	(138)
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(315), $0, $(678) and $0 for the second quarter and first half of fiscal 2013 and 2012, respectively	(473)	—	(1,017)	—
Reclassification adjustment, net of tax effects of $0, $5, $(3) and $(12) for the second quarter and first half of fiscal 2013 and 2012, respectively	—	7	(5)	(18)
Total unrealized losses, net	(469)	(135)	(1,018)	(156)
Total comprehensive (loss) income	$(448)	$14,979	$4,105	$32,641

7.                                      Debt

Short and long-term debt consists of the following (in thousands):

	September 29, 2012	March 31, 2012

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $9,504 and $10,086 as of September 29, 2012 and March 31, 2012, respectively	511,565	513,601
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	761,565	763,601
Less: current portion of long-term debt	5,237	5,250
Long-term debt, net of current portion	$756,328	$758,351

As of September 29, 2012 and March 31, 2012, the deferred financing costs are as follows (in thousands):

	September 29, 2012			March 31, 2012
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL Facility	$3,078	$(438)	$2,640	$3,078	$(130)	$2,948
First Lien Term Loan Facility	27,802	(2,272)	25,530	16,572	(653)	15,919
Senior Notes	11,761	(697)	11,064	11,761	(228)	11,533
Total deferred financing costs	$42,641	$(3,407)	$39,234	$31,411	$(1,011)	$30,400

On January 13, 2012, in connection with the Merger, the Company obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include (a) $175 million in commitments under the ABL Facility, and (b) an aggregate principal amount under the First Lien Term Loan Facility of $525 million.

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiary (together, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of September 29, 2012), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

On April 4, 2012, the Company amended the terms of the existing seven-year $525 million First Lien Term Loan Facility, net of refinancing costs of $11.2 million. The amendment, among other things, decreased the applicable margin from the London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Loan Facility.

As of September 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 29, 2012, the principal amount outstanding under the First Lien Term Loan Facility was $511.6 million.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of September 29, 2012, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter ended June 30, 2012 (the “first quarter of fiscal 2013”), the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at September 29, 2012 was a liability of $2.3 million.  See Note 8 for more information on the Company’s interest rate cap and interest rate swap agreements.

In addition, during the first quarter of fiscal 2013, the Company entered into an interest rate cap agreement.  The interest rate cap agreement limits the Company’s interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  The Company paid fees of $0.05 million to enter into the interest rate cap agreement.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by the Company, its immediate Parent and the Company’s direct wholly owned subsidiary (together, the “ABL Guarantors”).  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%). Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of September 29, 2012) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at September 29, 2012), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unutilized commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012. Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended September 29, 2012). The Company must also pay customary letter of credit fees and agency fees.

As of September 29, 2012 and March 31, 2012, the Company had no outstanding borrowings under the ABL Facility, and availability under the ABL Facility, subject to the borrowing base was $159.7 million at September 29, 2012.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of September 29, 2012, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250 million of Senior Notes.  At March 31, 2012, the Senior Notes were guaranteed by each of the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada).  In September 2012, 99 Cents Only Stores (Nevada) corporation, an inactive wholly owned subsidiary of the Company, was dissolved.  As of September 29, 2012, the Senior Notes are guaranteed by, 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement that requires the Company’s to file an exchange offer registration statement, enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable.  The exchange offer was commenced on October 9, 2012 and closed on November 7, 2012.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), the Company may redeem all or a part of the Senior Notes at certain redemption prices applicable based on the date of redemption.

The Senior Notes are (i) junior in right of payment to all of the Company’s existing and future indebtedness and that of the Senior Notes Guarantor; (ii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iii) junior to the liabilities of its subsidiaries that are not guarantors. The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments, incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries, make certain investments, transfer or sell assets, engage in transactions with affiliates, or merge or consolidate with other companies or transfer all or substantially all of its assets.

As of September 29, 2012, the Company was in compliance with the terms of the Indenture.

Interest paid for the second quarter of fiscal 2013 and 2012, was $6.6 million and less than $0.1 million, respectively.  Interest paid for the first half of fiscal 2013 and 2012, was $26.1 million and less than $0.1 million, respectively.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
First Lien Term Loan Facility	$6,932	$—	$14,111	$—
ABL Facility	221	—	383	—
Senior Notes	6,951	—	13,903	—
Amortization of deferred financing costs and OID	1,539	—	2,978	—
Other interest expense	374	34	658	335
Interest expense	$16,017	$34	$32,033	$335

8.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness. The cap agreement, effective in May 2012, hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013. Pursuant to the agreement, the Company has capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million. In the event LIBOR exceeds 3.00% the Company will pay interest at the capped rate. In the event LIBOR is less than 3.00%, the Company will pay interest at the prevailing LIBOR rate. In the first half of fiscal 2013, the Company paid interest at the prevailing LIBOR rate.

The interest rate cap agreement has not been designated as a hedge for financial reporting purposes. Gains and losses on derivative instruments not designated as hedges are recorded directly in earnings.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreements expires. The swap agreement, effective November 2013, will hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in May 2016. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 1.36% plus an applicable margin of 4.00%.

The Company designated the interest rate swap agreement as a cash flow hedge. The interest swap agreement is highly correlated to the changes in interest rates to which the Company is exposed. Unrealized gains and losses on the interest rate swap are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense.

Fair Value

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	September 29, 2012	March 31, 2012

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other liabilities)	$2,337	$—
Accumulated other comprehensive loss, net of tax (included in stockholders’ equity)	$1,017	$—
Derivatives not designated as hedging instruments
Interest rate cap (included in other current assets)	$27	$—

A summary of recorded amounts included in the consolidated statements of comprehensive income is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$473	$—	$1,017	$—
Loss related to ineffective portion of derivative recognized in interest expense	$366	$—	$642	$—
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$3	$—	$23	$—

9.                                      Fair Value of Financial Instruments

The Company complies with ASC 820-10-35, “Fair Value Measurement and Disclosures,” which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 29, 2012 (in thousands):

	September 29, 2012
	Total	Level 1	Level 2	Level 3
ASSETS
Money market funds	$1	$1	$—	$—
Auction rate securities	1,603	—	—	1,603
Total available-for-sale securities	$1,604	$1	$—	$1,603
Other current assets — interest rate cap	$27	$—	$27	$—
Other assets — assets that fund deferred compensation	$5,195	$5,195	$—	$—
LIABILITES
Other long-term liabilities — interest rate swap	$2,337	$—	$2,337	$—
Other long-term liabilities — deferred compensation	$5,195	$5,195	$—	$—

Level 1 investments include money market funds.  The fair value of money market funds is based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds.  Level 1 also includes $5.2 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate cap and swap agreements that are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

Level 3 investments include auction rate securities of $1.6 million.  The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the second quarter and the first half of fiscal 2013.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 (in thousands):

	March 31, 2012
	Total	Level 1	Level 2	Level 3
ASSETS
Money market funds	$1,627	$1,627	$—	$—
Auction rate securities	2,004	—	—	2,004
Total available-for-sale securities	$3,631	$1,627	$—	$2,004
Other assets — assets that fund deferred compensation	$5,136	$5,136	$—	$—
LIABILITES
Other long-term liabilities — deferred compensation	$5,136	$5,136	$—	$—

Level 1 investments include money market funds of $1.6 million.  The fair value of money market funds is based on quoted market prices in an active market and there are no restrictions on the redemption of money market funds.  Level 1 also includes $5.1 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 investments as of March 31, 2012.

Level 3 investments include auction rate securities of $2.0 million.  The valuation of the auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by Houlihan Capital Advisors, LLC, an independent securities valuation firm.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Second Quarter Ended		For the First Half Ended
Auction Rate Securities	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Description
Beginning balance	$1,622	$8,057	$2,004	$8,409
Transfers into Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings	—	(12)	(44)	3
Included in other comprehensive loss	7	39	(1)	24
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(26)	(399)	(356)	(751)
Ending balance	$1,603	$7,685	$1,603	$7,685

Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$7	$39	$7	$24

In connection with the Merger, the Company entered into the Credit Facilities, including the ABL Facility of $175 million and the First Lien Term Loan Facility of $525 million, and also issued $250 million of the Senior Notes with a coupon rate of 11% in a private placement. The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of September 29, 2012.

The Senior Notes are not tied to market rates and were sold in a private placement. Since there are no quoted prices in active markets, the fair value of the Senior Notes was estimated using a discounted cash flow analysis with Level 3 inputs. The fair value of the Senior Notes was estimated at $256.6 million, or $6.6 million greater than the carrying value, as of September 29, 2012.  The fair value of the Senior Notes was estimated at $259.3 million, or $9.3 million greater than the carrying value, as of March 31, 2012.

See Note 7 for more information on the Company’s debt.

10.                               Stock-Based Compensation

Successor stock-based compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”) and 74,603 shares of Class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”), of which, as of September 29, 2012, options for 52,680 shares of each Class were issued to certain members of management with an aggregate exercise price of $1,000 for one share of Class A Common Stock and for one share of Class B Common Stock, together.  Options become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Accounting for stock-based compensation

The fair value of the option awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, and is included in operating expense.  Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the second quarter and the first half of fiscal 2013, the Company incurred stock-based compensation expense of $0.8 million and $1.6 million, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

For the First Half Ended September 29, 2012

Weighted-average fair value of options granted	$374.29
Risk free interest rate	0.72%
Expected life (in years)	6.32
Expected stock price volatility	37.9%
Expected dividend yield	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is calculated by using “simplified method.”  Expected stock price volatility is based on average volatility of stock prices of companies in a peer group analysis.  The Company currently does not anticipate the payment of any cash dividends.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

As of September 29, 2012, there was $14.7 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 4.3 years.  No options were vested or exercised during the Successor period.

The following summarizes stock option activity in the first half of fiscal 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	50,905	$1,000
Granted	2,295	$1,000
Exercised	—	$—
Cancelled	(520)	$1,000
Outstanding at the end of the period	52,680	$1,000	9.50

The following table summarizes the stock awards available for grant under the 2012 Plan:

Number of Shares
Available for grant as of March 31, 2012	23,698
Authorized	—
Granted	(2,295)
Cancelled	520
Available for grant at September 29, 2012	21,923

Predecessor Stock-Based Compensation

Prior to the Merger, the Company maintained the 99¢ Only Stores 2010 Equity Incentive Plan and the 1996 Equity Incentive Plan, as amended, which provided for the grant of options, performance stock units (“PSUs”) and other stock-based awards.  All outstanding stock-based awards outstanding prior to the Merger became fully vested in connection with the Merger. For the second quarter and the first half of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to Predecessor stock options, PSUs and restricted stock units of $0.6 million and $1.3 million, respectively.

11.                               Related-Party Transactions

See Note 8 to the Company’s audited financial statements included in the Registration Statement for a description of the Company’s related-party transactions.

12.                               Income Taxes

The effective income tax rate for the first half of 2013 was 37.3% compared to a rate of 38.0% for the first half of fiscal 2012.  The decrease in the effective tax rate is primarily due to lower pretax income.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2007 through 2010.  The tax return for the period ended March 27, 2010 was chosen for examination by Internal Revenue Service.  The Internal Revenue Service has completed its examination and has made no changes to the reported tax.

13.                               Commitments and Contingencies

Credit Facilities

The Company’s credit facilities and commitments are discussed in detail in Note 7.

As of September 29, 2012, the Company also had a standby letter of credit for $0.4 million related to one of its leased properties, where the lessor is a named beneficiary in the event of a default by the Company, and potentially is entitled to draw on the letter of credit in the event of a specified default.  The letter of credit expired in October 2012.  The Company is in compliance with its lease terms and scheduled payments.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

At September 29, 2012 and March 31, 2012, the Company had recorded a liability $37.8 million and $39.0 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of September 29, 2012 and March 31, 2012 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  At September 29, 2012 and March 31, 2012, the Company had recorded a liability of $0.7 million and $0.9 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Pricing Policy Matters

In July 2010, two actions captioned Phillip Kavis v. 99¢ Only Stores, et al. and Leonard Morales v. 99¢ Only Stores were filed in the Superior Court of California, Los Angeles County.  In these now consolidated actions, Plaintiffs filed putative class action complaints against the Company claiming violations of California’s Unfair Competition Law (California Business & Professions Code Section 17200), False Advertising Law (California Business & Professions Code Section 17500), and Consumer Legal Remedies Act (California Civil Code Section 1770), as well as alleged intentional misrepresentation, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, arising out of the Company’s September 2008 change in pricing policy.  Plaintiffs sought actual damages, restitution, including disgorgement of all profits and unjust enrichment allegedly obtained by the Company, statutory damages and civil penalties, equitable and injunctive relief, exemplary damages, prejudgment and post-judgment interest, and their attorney’s fees and costs.

On May 11, 2012, the Court granted final approval of a settlement between the plaintiffs in these actions and the Company and entered judgment in accordance with the terms of the settlement.  The settlement requires the Company to make certain postings in its stores and pay a total of $100,000 in attorneys’ fees, costs and plaintiff enhancements in exchange for a judgment extinguishing the claims relating to the revised pricing structure by all its customers in all states of operation from September 8, 2008 through the date of judgment.  The settlement has become effective with no appeal, and the Company has made the required payments and implemented the required measures.

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.   Plaintiff, a former assistant manager, who the Company employed from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia sought to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff sought to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Following a mediation of this matter, the parties entered into a settlement agreement on November 2, 2011.  The Court granted preliminary approval of the settlement on April 20, 2012, and a final fairness hearing was set for September 14, 2012.  The Company accrued $2.2 million in the period from April 3, 2011 to January 14, 2012 for expected payments in connection with the settlement.  The settlement agreement was granted final approval by the court on September 14, 2012, and judgment was entered on October 11, 2012.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed sought to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff sought to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  The parties executed a formal settlement agreement on April 5, 2012, which, if approved by the Court, will resolve the remainder of the lawsuit by settling the class-wide claims for failure to pay overtime at the proper rate, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  In addition, the settlement will resolve Plaintiff’s individual claim for failure to pay vested vacation wages and includes a general release by Plaintiff in the Company’s favor.  The Company has accrued approximately $0.6 million for expected payments in connection with this settlement.  The Court granted preliminary approval of the settlement on July 16, 2012, and a final fairness hearing was held on October 25, 2012.  If the settlement agreement is not finally approved by the court, the Company cannot predict the outcome of this lawsuit.

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the Court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the Court ordered the parties to submit further briefing and argument.  Following this supplemental briefing and while the motion was under advisement, Mr. Allen sought leave to amend his complaint to add a cause of action pursuant to the Private Attorneys General Act of 2004 (“PAGA”).  The Company did not oppose this motion and on January 5, 2012, the Court granted Mr. Allen’s motion and his First Amended Complaint was filed.  On February 27, 2012, the Court denied the Company’s motion to compel arbitration.  The Company filed a notice of its intention to appeal that ruling on April 12, 2012.  Following a mediation of this matter on August 30, 2012, the parties entered into a “term sheet” settlement agreement for a minimal amount, which is subject to court approval. If the settlement agreement is not approved by the court, the Company cannot predict the outcome of this lawsuit.

Shelley Pickett v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff Shelley Pickett filed a representative action complaint against the Company on November 4, 2011, alleging a PAGA claim virtually identical that of another matter which was dismissed with prejudice in December 2011, Bright v. 99¢ Only Stores. Like the plaintiff in the Bright case, Plaintiff Pickett asserts that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. She seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  On November 8, 2011, Plaintiff Pickett filed a Notice of Related Case, stating that her case and the Bright case assert “identical claims.” After hearing arguments from the parties on December 1, 2011, the Court determined that the cases were related and assigned Pickett’s case to Judge William Fahey, the judge who presided over the Bright case.  Plaintiff Pickett then attempted to exercise a 170.6 challenge to Judge Fahey, which the Company opposed. The Court struck Plaintiff Pickett’s 170.6 challenge on December 16, 2011. Plaintiff Pickett appealed this ruling, filing a petition for writ of mandate on December 30, 2011. The Company filed an opposition to Plaintiff Pickett’s petition and oral argument took place on February 1, 2012.  On February 22, 2012, the Court of Appeal ruled in Plaintiff Pickett’s favor and issued the writ of mandate.  On April 2, 2012, the Company filed a petition for review of that ruling with the California Supreme Court, which Pickett answered on April 23, 2012.  The California Supreme Court denied the Company’s petition for review on May 9, 2012 and the Court of Appeals has remanded the case to Los Angeles Superior Court.  On October 2, 2012, the Company filed a motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint.  The motion is expected to be heard on November 15, 2012, and a case management conference has been set for that date. The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, the Company could face as a result of such lawsuit.

Regulatory Matters

The Company recently received Notices to Comply with hazardous waste and/or hazardous materials storage requirements for certain of its stores and its distribution centers in Southern California.  The agencies that have delivered such notices to the Company include the Los Angeles County Fire Department, Health Hazardous Materials Division, the Ventura County Environmental Health Division, the Santa Barbara County Fire Department and the City of Oxnard.  The Notices concern alleged non-compliance with a variety of hazardous waste and hazardous material regulatory requirements imposed under California law identified during recent compliance inspections and require corrective actions to be taken by certain dates set forth in the Notices.  The Company is working to implement the required corrective actions.  Although the agencies can also seek civil penalties for the alleged instances of past non-compliance, even after corrective action is taken, no penalties have been demanded for any of the alleged non-compliance.  If penalties are demanded by these agencies in the future, the Company cannot predict the amount of penalties that may be sought.

Other Matters.  The Company is also subject to other private lawsuits, administrative proceedings and claims that arise in its ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of such a lawsuit, proceeding or claim may have an impact on the Company’s financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business is expected to have a material adverse effect on the Company’s financial position, results of operations or overall liquidity.

14.                               Texas Market

As a result of the Company’s decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings, the Company had recorded impairment charges as well as lease termination costs related to closing some of these stores.  As of March 31, 2012, the Company had an estimated lease termination costs accrual of approximately $1.1 million.  During the first half of fiscal 2013, the Company increased the estimated lease termination costs accrual by approximately $0.2 million and paid approximately $0.3 million related to these costs.  As of September 30, 2012, the remaining balance of the Company’s estimated lease termination costs accrual was $1.0 million and is expected to be paid by the end of fiscal 2013.  As of September 29, 2012, the Company operates 37 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of September 29, 2012 (in thousands):

Lease Termination Cost
Remaining obligations as of March 31, 2012	$1,079
Accretion expenses	209
Cash payments	(283)
Remaining obligations as of September 29, 2012	$1,005

15.                               Assets Held for Sale

Assets held for sale during the quarter ended September 29, 2012 consisted of the vacant land in La Quinta, California and the vacant land in Rancho Mirage, California. The carrying value as of September 29, 2012 for the La Quinta land was $0.4 million and the Rancho Mirage land was $2.2 million.

In June 2012, the Company completed the sale of its Eagan, Minnesota warehouse that had been classified as held for sale. The warehouse had a carrying value of $6.4 million and the Company recorded a loss on sale of $0.2 million in the first quarter of fiscal 2013.

16.                               Other Current Liabilities

Other current liabilities as of September 29, 2012 and March 31, 2012 are as follows (in thousands):

	September 29, 2012	March 31, 2012
Accrued interest	$9,903	$7,898
Accrued legal reserves and fees	5,400	4,866
Accrued utilities	3,799	2,709
Accrued property taxes	3,503	2,974
Accrued rent and related expenses	3,186	2,830
Accrued outside services	1,470	945
Accrued professional fees	989	1,220
Accrued advertising	470	577
Other	6,602	6,550
Total other current liabilities	$35,322	$30,569

17.                               New Authoritative Standards

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial position or results of operations, other than presentation.

On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision of ASU 2011-5 related to the requirement that entities present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The adoption of ASU 2011-12 did have any impact on the Company’s consolidated financial position or results of operations, other than presentation.

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”).  The ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP.  The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

18.                               Financial Guarantees

On December 29, 2011, the Company (the “Issuer”) issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Issuer’s existing and future restricted subsidiaries that are guarantors under the Issuer’s credit facilities and certain other indebtedness.

At March 31, 2012, the Senior Notes were guaranteed by each of the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada) (together, the “Subsidiary Guarantors”).  In September 2012, 99 Cents Only Stores (Nevada) corporation was dissolved.  As of September 29, 2012, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Issuer and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, and the Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$34,636	$7,431	$—	$42,067
Short-term investments	1,604	—	—	1,604
Accounts receivable, net	1,298	122	—	1,420
Income taxes receivable	14,592	—	—	14,592
Deferred income taxes	25,843	—	—	25,843
Inventories, net	196,929	28,100	—	225,029
Assets held for sale	2,621	—	—	2,621
Other	13,704	970	—	14,674
Total current assets	291,227	36,623	—	327,850
Property and equipment, net	398,222	64,852	—	463,074
Deferred financing costs, net	39,234	—	—	39,234
Equity investments in subsidiaries	96,077	—	(96,077)	—
Intangible assets, net	471,495	2,902	—	474,397
Goodwill	471,513	—	—	471,513
Deposits and other assets	10,401	3,461	—	13,862
Total assets	$1,778,169	$107,838	$(96,077)	$1,789,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,112	$4,021	$—	$52,133
Payroll and payroll-related	15,883	1,632	—	17,515
Sales tax	5,338	442	—	5,780
Other accrued expenses	30,806	4,516	—	35,322
Workers’ compensation	37,763	75	—	37,838
Current portion of long-term debt	5,237	—	—	5,237
Current portion of capital lease obligation	80	—	—	80
Total current liabilities	143,219	10,686	—	153,905
Long-term debt	756,328	—	—	756,328
Unfavorable lease commitments, net	16,084	812	—	16,896
Deferred rent	2,897	263	—	3,160
Deferred compensation liability	5,195	—	—	5,195
Capital lease obligation, net of current portion	313	—	—	313
Long-term deferred income taxes	214,195	—	—	214,195
Other liabilities	3,473	—	—	3,473
Total liabilities	1,141,704	11,761	—	1,153,465

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	637,630	99,942	(99,942)	637,630
Accumulated deficit	(170)	(3,865)	3,865	(170)
Other comprehensive loss	(995)	—	—	(995)
Total shareholders’ equity	636,465	96,077	(96,077)	636,465
Total liabilities and shareholders’ equity	$1,778,169	$107,838	$(96,077)	$1,789,930

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$23,793	$3,973	$—	$27,766
Short-term investments	3,631	—	—	3,631
Accounts receivable, net	2,592	407	—	2,999
Income taxes receivable	6,634	234	—	6,868
Deferred income taxes	25,843	—	—	25,843
Inventories, net	187,234	27,084	—	214,318
Assets held for sale	6,849	—	—	6,849
Other	10,515	782	—	11,297
Total current assets	267,091	32,480	—	299,571
Property and equipment, net	408,456	68,069	—	476,525
Deferred financing costs, net	30,400	—	—	30,400
Equity investments and advances to subsidiaries	472,360	373,224	(845,584)	—
Intangible assets, net	477,492	(58)	—	477,434
Goodwill	471,513	—	—	471,513
Deposits and other assets	9,689	2,909	—	12,598
Total assets	$2,137,001	$476,624	$(845,584)	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,271	$3,136	$—	$41,407
Intercompany payable	377,766	453,952	(831,718)	—
Payroll and payroll-related	13,986	1,594	—	15,580
Sales tax	5,630	498	—	6,128
Other accrued expenses	27,207	3,362	—	30,569
Workers’ compensation	38,949	75	—	39,024
Current portion of long-term debt	5,250	—	—	5,250
Current portion of capital lease obligation	77	—	—	77
Total current liabilities	507,136	462,617	(831,718)	138,035
Long-term debt	758,351	—	—	758,351
Unfavorable lease commitments, net	19,035	(76)	—	18,959
Deferred rent	581	217	—	798
Deferred compensation liability	5,136	—	—	5,136
Capital lease obligation, net of current portion	354	—	—	354
Long-term deferred income taxes	214,874	—	—	214,874
Other liabilities	767	—	—	767
Total liabilities	1,506,234	462,758	(831,718)	1,137,274

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	1	(1)	—
Additional paid-in capital	636,037	15,000	(15,000)	636,037
Accumulated deficit	(5,293)	(1,135)	1,135	(5,293)
Other comprehensive income	23	—	—	23
Total shareholders’ equity	630,767	13,866	(13,866)	630,767
Total liabilities and shareholders’ equity	$2,137,001	$476,624	$(845,584)	$1,768,041

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Second Quarter Ended September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$359,352	$34,011	$—	$393,363
Cost of sales (excluding depreciation and amortization expense shown separately below)	220,996	21,703	—	242,699
Gross profit	138,356	12,308	—	150,664
Selling, general and administrative expenses:
Operating expenses	108,694	11,668	—	120,362
Depreciation and amortization	12,001	2,372	—	14,373
Total selling, general and administrative expenses	120,695	14,040	—	134,735
Operating income (loss)	17,661	(1,732)	—	15,929
Other (income) expense:
Interest income	(35)	—	—	(35)
Interest expense	16,017	—	—	16,017
Equity in (earnings) loss of subsidiaries	1,732	—	(1,732)	—
Other	3	—	—	3
Total other expense, net	17,717	—	(1,732)	15,985
Loss before provision for income taxes	(56)	(1,732)	1,732	(56)
Benefit for income taxes	(77)	—	—	(77)
Net income (loss)	$21	$(1,732)	$1,732	$21
Comprehensive loss	$(448)	$—	$—	$(448)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
First Half Ended September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$724,627	$69,686	$—	$794,313
Cost of sales (excluding depreciation and amortization expense shown separately below)	442,579	44,022	—	486,601
Gross profit	282,048	25,664	—	307,712
Selling, general and administrative expenses:
Operating expenses	215,724	23,409	—	239,133
Depreciation and amortization	23,537	5,029	—	28,566
Total selling, general and administrative expenses	239,261	28,438	—	267,699
Operating income (loss)	42,787	(2,774)	—	40,013
Other (income) expense:
Interest income	(215)	(44)	—	(259)
Interest expense	32,033	—	—	32,033
Equity in (earnings) loss of subsidiaries	2,730	—	(2,730)	—
Other	67	—	—	67
Total other expense (income), net	34,615	(44)	(2,730)	31,841
Income (loss) before provision for income taxes	8,172	(2,730)	2,730	8,172
Provision for income taxes	3,049	—	—	3,049
Net income (loss)	$5,123	$(2,730)	$2,730	$5,123
Comprehensive income	$4,105	$—	$—	$4,105

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 Second Quarter Ended October 1, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$331,428	$31,610	$—	$363,038
Cost of sales (excluding depreciation and amortization expense shown separately below)	197,556	19,708	—	217,264
Gross profit	133,872	11,902	—	145,774
Selling, general and administrative expenses:
Operating expenses	103,022	11,345	—	114,367
Depreciation and amortization	6,212	778	—	6,990
Total selling, general and administrative expenses	109,234	12,123	—	121,357
Operating income (loss)	24,638	(221)	—	24,417
Other (income) expense:
Interest income	(60)	—	—	(60)
Interest expense	32	2	—	34
Equity in (earnings) loss of subsidiaries	223	—	(223)	—
Other-than-temporary investment impairment due to credit losses	31	—	—	31
Other	(19)	—	—	(19)
Total other expense, net	207	2	(223)	(14)
Income (loss) before provision for income taxes	24,431	(223)	223	24,431
Provision for income taxes	9,317	—	—	9,317
Net income (loss)	$15,114	$(223)	$223	$15,114
Comprehensive income	$14,979	$—	$—	$14,979

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
First Half Ended October 1, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$667,382	$63,996	$—	$731,378
Cost of sales (excluding depreciation and amortization expense shown separately below)	397,252	39,532	—	436,784
Gross profit	270,130	24,464	—	294,594
Selling, general and administrative expenses:
Operating expenses	205,832	22,101	—	227,933
Depreciation and amortization	12,150	1,553	—	13,703
Total selling, general and administrative expenses	217,982	23,654	—	241,636
Operating income	52,148	810	—	52,958
Other (income) expense:
Interest income	(202)	—	—	(202)
Interest expense	330	5	—	335
Equity in (earnings) loss of subsidiaries	(805)	—	805	—
Other-than-temporary investment impairment due to credit losses	31	—	—	31
Other	(62)	—	—	(62)
Total other (income) expense, net	(708)	5	805	102
Income before provision for income taxes	52,856	805	(805)	52,856
Provision for income taxes	20,059	—	—	20,059
Net income	$32,797	$805	$(805)	$32,797
Comprehensive income	$32,641	$—	$—	$32,641

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
First Half Ended September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$33,925	$553	$—	$34,478

Cash flows from investing activities:
Purchases of property and equipment	(18,553)	(1,308)	—	(19,861)
Proceeds from sales of fixed assets	11,549	—	—	11,549
Purchases of investments	(449)	—	—	(449)
Proceeds from sale of investments	2,470	—	—	2,470
Investment in subsidiaries	(4,213)	—	4,213	—
Net cash provided by (used in) investing activities	(9,196)	(1,308)	4,213	(6,291)

Cash flows from financing activities:
Payment of debt	(2,618)	—	—	(2,618)
Payment of debt issuance costs	(11,230)	—	—	(11,230)
Payments of capital lease obligation	(38)	—	—	(38)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(13,886)	4,213	(4,213)	(13,886)
Net increase in cash	10,843	3,458	—	14,301
Cash — beginning of period	23,793	3,973	—	27,766
Cash — end of period	$34,636	$7,431	$—	$42,067

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
First Half Ended October 1, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$27,431	$4,030	$—	$31,461

Cash flows from investing activities:
Purchases of property and equipment	(22,740)	(813)	—	(23,553)
Proceeds from sale of fixed assets	2	—	—	2
Purchases of investments	(50,389)	—	—	(50,389)
Proceeds from sale of investments	48,174	—	—	48,174
Net cash used in investing activities	(24,953)	(813)	—	(25,766)

Cash flows from financing activities:
Payments of capital lease obligation	(35)	—	—	(35)
Repurchases of common stock related to issuance of Performance Stock Units	(753)	—	—	(753)
Proceeds from exercise of stock options	2,470	—	—	2,470
Excess tax benefit from share-based payment arrangements	584	—	—	584
Net cash provided by financing activities	2,266	—	—	2,266
Net increase in cash	4,744	3,217	—	7,961
Cash — beginning of period	15,505	1,218	—	16,723
Cash — end of period	$20,249	$4,435	$—	$24,684

19.                               Subsequent Events

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement, that required it to file an exchange offer registration statement, enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable. The Exchange Offer was launched on October 9, 2012 and closed on November 7, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries.

General

We are an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise.

On January 13, 2012, pursuant to the Agreement and Plan of Merger (the “Merger”), dated as of October 11, 2011, by and among 99¢ Only Stores, Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, we became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (together, the “Sponsors”) and Eric Schiffer, the Company’s Chief Executive Officer, Jeff Gold, the Company’s President and Chief Administrative Officer, Howard Gold, the Company’s Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).

The Merger was accounted for as a business combination in accordance with Accounting Standard Codification (“ASC”) 805, “Business Combinations,” whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness. Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased. The accompanying discussion and analysis of results of operations and cash flows are presented for the “Predecessor” and “Successor” periods preceding and succeeding the Merger, respectively.  The Company’s fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and will end on March 30, 2013 and will consist of 52 weeks. The Company’s fiscal year 2012 (“fiscal 2012”) consisted of the Successor period from January 15, 2012 to March 31, 2012 and the Predecessor period from April 3, 2011 to January 14, 2012, for a total of 52 weeks. The second quarter ended September 29, 2012 (“second quarter of fiscal 2013”) and second quarter ended October 1, 2011 (“second quarter of fiscal 2012”) were each comprised of 91 days.  The first half ended September 29, 2012 (“first half of fiscal 2013”) and first half ended October 1, 2011 (“first half of fiscal 2012”) were each comprised of 182 days.

For the second quarter of fiscal 2013, we had net sales of $393.4 million, operating income of $15.9 million and net income of $21,000.  Sales increased during the second quarter of fiscal 2013 primarily due to a 4.0% increase in same-store sales, the full quarter effect of 13 new stores opened in fiscal 2012, and the effect of five new stores opened in fiscal 2013.  For the first half of fiscal 2013, we had net sales of $794.3 million, operating income of $40.0 million and net income of $5.1 million.  Sales increased during the first half of fiscal 2013 primarily due to a 4.2% increase in same-store sales, the full year effect of 13 new stores opened in fiscal 2012, and the effect of five new stores opened in fiscal 2013.

During the second quarter of fiscal 2013, we opened two stores in Southern California and one in Nevada.  The Company plans to open approximately 21 additional stores during the second half of fiscal 2013 with majority of new stores expected to be opened in California.  We believe that our near term growth in the remainder of fiscal 2013 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Registration Statement on Form S-4 (File No. 333-182582 declared effective on October 9, 2012 (the “Registration Statement”).

Results of Operations

The following discussion defines the components of the statement of income.

Net Sales: Revenue is recognized at the point of sale in our 99¢ Only Stores (“retail sales”). Bargain Wholesale sales revenue is recognized on the date merchandise is shipped. Bargain Wholesale sales are primarily shipped free on board shipping point.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition.”  In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance. We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $19.0 million and $17.5 million for the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively and totaled $37.1 million and $34.6 million for the first half of fiscal 2013 and 2012, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other Expense (Income): Other expense (income) relates primarily to interest expense on our debt, capitalized leases and the impairment charges related to our marketable securities, net of interest income on our marketable securities.

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
	(Successor)		(Predecessor)		(Successor)		(Predecessor)
			(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$382,073	97.1%	$352,220	97.0%	$771,029	97.1%	$709,764	97.0%
Bargain Wholesale	11,290	2.9	10,818	3.0	23,284	2.9	21,614	3.0
Total sales	393,363	100.0	363,038	100.0	794,313	100.0	731,378	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	242,699	61.7	217,264	59.8	486,601	61.3	436,784	59.7
Gross profit	150,664	38.3	145,774	40.2	307,712	38.7	294,594	40.3
Selling, general and administrative expenses:
Operating expenses	120,362	30.6	114,367	31.5	239,133	30.1	227,933	31.2
Depreciation	13,931	3.5	6,985	1.9	27,683	3.5	13,694	1.9
Amortization of intangible assets	442	0.1	5	0.0	883	0.1	9	0.0
Total selling, general and administrative expenses	134,735	34.3	121,357	33.4	267,699	33.7	241,636	33.0
Operating income	15,929	4.0	24,417	6.7	40,013	5.0	52,958	7.2
Other (income) expense:
Interest income	(35)	0.0	(60)	0.0	(259)	0.0	(202)	0.0
Interest expense	16,017	4.1	34	0.0	32,033	4.0	335	0.0
Other-than-temporary investment impairment due to credit losses	—	0.0	31	0.0	—	0.0	31	0.0
Other	3	0.0	(19)	0.0	67	0.0	(62)	0.0
Total other expense (income), net	15,985	4.1	(14)	0.0	31,841	4.0	102	0.0
(Loss) income before provision for income taxes	(56)	0.0	24,431	6.7	8,172	1.0	52,856	7.2
(Benefit) provision for income taxes	(77)	0.0	9,317	2.6	3,049	0.4	20,059	2.7
Net income	$21	0.0%	$15,114	4.2%	5,123	0.6	32,797	4.5%

Second Quarter Ended September 29, 2012 (Successor) Compared to Second Quarter Ended October 1, 2011 (Predecessor)

Net sales.  Total net sales increased $30.4 million, or 8.4%, to $393.4 million in the second quarter of fiscal 2013, from $363.0 million in the second quarter of fiscal 2012.  Net retail sales increased $29.9 million, or 8.5%, to $382.1 million in the second quarter of fiscal 2013, from $352.2 million in the second quarter of fiscal 2012.  Bargain Wholesale net sales increased approximately by $0.5 million, or 4.4%, to $11.3 million in the second quarter of fiscal 2013, from $10.8 million in the second fiscal quarter of last year.  Of the $29.9 million increase in net retail sales, $13.9 million was due to a 4.0% increase in comparable stores net sales. The comparable stores net sales increase was attributable to an approximately 1.5% increase in transaction counts and increase in an average ticket size by approximately 2.5%.  The full quarter effect of stores opened in fiscal 2012 increased net retail sales by $11.5 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $4.5 million.

Gross profit. Gross profit increased $4.9 million, or 3.4%, to $150.7 million in the second quarter of fiscal 2013, from $145.8 million in the second fiscal quarter of 2012.  As a percentage of net sales, overall gross margin decreased to 38.3% in the second quarter of fiscal 2013, from 40.2% in the second quarter of fiscal 2012.  Among the gross profit components, cost of products sold increased by 100 basis points compared to second quarter of fiscal 2012, primarily due shift in product mix. Inventory shrinkage increased by 90 basis points compared to second quarter of fiscal 2012,  primarily due to higher inventory shrinkage based on the store physical inventories taken during the second quarter of fiscal 2013 and the resulting increase in our inventory shrinkage reserves.  The remaining change was made up of increases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased by $6.0 million, or 5.2%, to $120.4 million in the second quarter of fiscal 2013, from $114.4 million in the second quarter of fiscal 2012.  As a percentage of net sales, operating expenses decreased to 30.6% for the second quarter of fiscal 2013, from 31.5% for the second quarter of fiscal 2012. Of the 90 basis point decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 60 basis points, distribution and transportation costs were flat, corporate expenses decreased by 20 basis points, and other items decreased by 10 basis points.

Retail operating expenses for the second quarter of fiscal 2013 decreased as a percentage of net sales by 60 basis points to 21.9% of net sales, compared to 22.4% of net sales for first quarter of fiscal 2012. The majority of the decrease as a percentage of net sales was due to lower utilities expenses.  The improvement was also due to lower payroll-related expenses as a percentage of net sales, primarily due to improved store labor productivity and leveraging positive same-store sales.

Distribution and transportation expenses were flat at 4.8% as a percentage of net sales for the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

Corporate operating expenses for the second quarter of fiscal 2013 decreased as a percentage of net sales by 20 basis points to 3.4% of net sales compared to 3.6% of net sales for second quarter of fiscal 2012. The majority of the decrease as a percentage of net sales was due to lower legal costs, which were partially offset by an increase in outside service fees and payroll-related expenses.

The remaining operating expenses for the second quarter of fiscal 2013 decreased as a percentage of net sales by 10 basis points to 0.6% compared to 0.7% of net sales for second quarter of fiscal 2012.  The decrease in other operating expenses compared to second quarter of fiscal 2012, was primarily due to legal and professional fees of approximately $1.1 million relating to the Merger incurred in the second quarter of fiscal 2012.

Depreciation and amortization. Depreciation increased $6.9 million to $13.9 million in the second quarter of fiscal 2013 from $7.0 million in second quarter of fiscal 2012.  Depreciation as a percentage of net sales was 3.5% for the second quarter of fiscal 2013 and 1.9% for the second quarter of fiscal 2012.  Amortization of intangibles was $0.4 million in the second quarter of fiscal 2013.  Depreciation and amortization expense in the second quarter of fiscal 2013 were higher than in the second quarter of fiscal 2012 due to the step-up in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income. Operating income was $15.9 million for the second quarter of fiscal 2013 compared to operating income of $24.4 million for the second quarter of fiscal 2012. Operating income as a percentage of net sales was 4.0% in the second quarter of fiscal 2013 compared to 6.7% in the second quarter of fiscal 2012.  The decrease in operating income as a percentage of net sales was primarily related to the changes in gross margin and depreciation and amortization as discussed above, partially offset by changes in operating expenses as described above.

Other income/expense, net. Other expense, net was $16.0 million for the second quarter of fiscal 2013 compared to other income, net of less than $0.1 million for the second quarter of fiscal 2012.  Other expense, net in the second quarter of fiscal 2013 primarily included $16.0 million of interest expense, reflecting debt service on borrowings used to finance the Merger.  Interest income was less than $0.1 million for the second quarter of fiscal 2013 and fiscal 2012.

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $77,000 for the second quarter of fiscal 2013 compared to an expense of $9.3 million for the second quarter of fiscal 2012, due to the decrease in pre-tax income.   There was no material change in the net amount of unrecognized tax benefits in the second quarter of fiscal 2013.

Net income. As a result of the items discussed above, net income for the second quarter of fiscal 2013 was $21,000 compared to net income of $15.1 million for the second quarter of fiscal 2012.

For the First Half Ended September 29, 2012 Compared to the First Half Ended October 1, 2011

Net sales: Total net sales increased $62.9 million, or 8.6%, to $794.3 million for the first half of fiscal 2013, from $731.4 million for the first half of fiscal 2012.  Net retail sales increased $61.2 million, or 8.6%, to $771.0 million for the first half of fiscal 2013, from $709.8 million for the first half of fiscal 2012.  Bargain Wholesale net sales increased approximately by $1.7 million, or

7.7%, to $23.3 million for the first half of fiscal 2013, from $21.6 million for the first half of last year.  Of the $61.2 million increase in net retail sales, $29.8 million was due to a 4.2% increase in comparable stores net sales. The comparable stores net sales increase was attributable to an approximately 2.1% increase in transaction counts and increase in an average ticket size by approximately 2.1%.  The full year effect of stores opened in fiscal 2012 increased net retail sales by $25.9 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $5.5 million.

Gross profit: Gross profit increased $13.1 million, or 4.5%, to $307.7 million for the first half of fiscal 2013, from $294.6 million for the first half of fiscal 2012.  As a percentage of net sales, overall gross margin decreased to 38.7% for the first half of fiscal 2013, from 40.3% for the first half of fiscal 2012.  Among the gross profit components, cost of products sold increased by 80 basis points compared to the first half of fiscal 2012, primarily due to a shift in product mix and merchandise price increases. Inventory shrinkage increased 70 basis points compared to the first half of fiscal 2012, primarily due to higher inventory shrinkage based on the store physical inventories taken during the first half of fiscal 2013 and the resulting increase in our inventory shrinkage reserves.  The remaining change was made up of increases and decreases in other less significant items included in cost of sales.

Operating expenses:  Operating expenses increased by $11.2 million, or 4.9%, to $239.1 million for the first half of fiscal 2013 compared to $227.9 million for the first half of fiscal 2012.  As a percentage of net sales, operating expenses decreased to 30.1% for the first half of fiscal 2013, from 31.2% for the first half of fiscal 2012.  Of the 110 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 70 basis points, distribution and transportation expenses were flat, corporate expenses decreased by 10 basis points and other items decreased by 30 basis points.

Retail operating expenses for the first half of fiscal 2013 decreased as a percentage of net sales by 70 basis points to 21.6% of net sales, compared to 22.3% of net sales for the first half of fiscal 2012.  The majority of the decrease as a percentage of net sales was due to both lower payroll-related expenses (primarily due to improved store labor productivity and leveraging positive same-store sales), as well as lower utilities expenses.

Distribution and transportation expenses were flat at 4.7% as a percentage of net sales for the first half of fiscal 2013 and the first half of fiscal 2012.

Corporate operating expenses for the first half of fiscal 2013 decreased as a percentage of net sales by 10 basis points to 3.4%, compared to 3.5% of net sales for the first half of fiscal 2012. The majority of the decrease as a percentage of net sales was due to legal costs, which were partially offset by an increase in payroll-related expenses.

The remaining operating expenses for the first half of fiscal 2013 decreased as a percentage of net sales by 30 basis points to 0.4% compared to 0.7% of net sales for the first half of fiscal 2012.  The decrease in other operating expenses compared to the first half of fiscal 2012 was primarily related to legal and professional fees of approximately $2.5 million relating to the Merger incurred in the first half of fiscal 2012.

Depreciation and amortization: Depreciation increased $14.0 million to $27.7 million for the first half of fiscal 2013 from $13.7 million for the first half of fiscal 2012.  Depreciation as a percentage of net sales was 3.5% for the first half of fiscal 2013 and 1.9% for the first half of fiscal 2012.  Amortization of intangibles was $0.9 million for the first half of fiscal 2013.  Depreciation and amortization expense for the first half of fiscal 2013 were higher than for the first half of fiscal 2012 due the step-up in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income: Operating income was $40.0 million for the first half of fiscal 2013 compared to operating income of $53.0 million for the first half of fiscal 2012.  Operating income as a percentage of net sales was 5.0% for the first half of fiscal 2013 compared to 7.2% for the first half of fiscal 2012.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and depreciation and amortization as discussed above, partially offset by changes in operating expenses as described above.

Other income/expense, net: Other expense, net was $31.8 million for the first half of fiscal 2013 compared to $0.1 million for the first half of fiscal 2012.  Other expense, net for the first half of fiscal 2013 primarily included $32.0 million of interest expense, reflecting debt service on borrowings used to finance the Merger.  Interest income was $0.3 million for the first half of fiscal 2013 and $0.2 million for the first half fiscal 2012.

Provision for income taxes: The provision for income taxes was $3.0 million for the first half of fiscal 2013 compared to $20.1 million for the first half of fiscal 2011, due to the decrease in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 37.3% for the first half of fiscal 2013 and 38.0% for the first half of fiscal 2012.  There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2013.

Net Income: As a result of the items discussed above, net income for the first half of fiscal 2013 was $5.1 million, compared to net income of $32.8 million for the first half of fiscal 2012.  Net income as a percentage of net sales was 0.6% for the first half of fiscal 2013 compared to net income of 4.5% for the first half quarter of fiscal 2012.

Liquidity and Capital Resources

We historically funded our operations principally from cash provided by operations, short-term investments and cash on hand, and until the Merger, did not generally rely upon external sources of financing.  After the Merger, our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility (as defined below) for at least the next 12 months.  We currently do not intend to use the availability under our ABL Facility to fund our capital needs in fiscal 2013; however, depending on the exact timing of budgeted capital expenditures, we may borrow under our ABL Facility for short-term capital requirements in future periods. We do not expect to fund basic working capital needs with our ABL Facility; as such, availability under our ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the second quarter of fiscal 2013, we held $43.7 million in cash and short-term investments, and had debt of $761.6 million consisting of borrowings under our First Lien Term Loan Facility (as defined below) of $511.6 million and $250 million of our Senior Notes (as defined below).  We have up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility. As of September 29, 2012, availability under the ABL Facility subject to the borrowing base, was $159.7 million. We also have, and will continue to have, significant lease obligations.  As of September 29, 2012, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2013 are $24.3 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $525 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct wholly owned subsidiary (together, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of September 29, 2012), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50 per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

On April 4, 2012, we amended the terms of our existing seven-year $525 million First Lien Term Loan Facility, net of refinancing costs of $11.2 million.  The amendment, among other things, decreased the applicable margin from London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Loan Facility.

As of September 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 29, 2012, the principal amount outstanding under the First Lien Term Loan Facility was $511.6 million.

The First Lien Term Loan Facility includes restrictions on our ability and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of September 29, 2012, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter ended June 30, 2012 (the first quarter of fiscal 2013), we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates. The fair value of the swap at September 29, 2012 was a liability of $2.3 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid fees of $0.05 million to enter into the interest rate cap agreement.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by the Company, our immediate Parent and our direct wholly owned subsidiary (together, the “ABL Guarantors”).   The ABL Facility is secured by substantially all of our assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of September 29, 2012) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at September 29, 2012) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unutilized commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012. Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended September 29, 2012).  We must also pay customary letter of credit fees and agency fees.

As of September 29, 2012 and March 31, 2012, we had no outstanding borrowings under the ABL Facility, and availability under the ABL Facility, subject to the borrowing base was $159.7 million as of September 29, 2012.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility. As of September 29, 2012, we were in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  At March 31, 2012, the Senior Notes were guaranteed by each of our subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada).  In September 2012, 99 Cents Only Stores (Nevada) corporation, our inactive wholly owned subsidiary, was dissolved.  As of September 29, 2012, the Senior Notes are guaranteed by, 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement that requires us to conduct an exchange offer enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable.  The exchange offer was commenced on October 9, 2012 and closed on November 7, 2012.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), we may redeem all or a part of the Senior Notes at certain redemption prices applicable based on the date of redemption.

The Senior Notes are (i) junior in right of payment to all of our existing and future indebtedness and that of the Senior Notes Guarantor; (ii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iii) junior to the liabilities of our subsidiaries that are not guarantors.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments, incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries, make certain investments, transfer or sell assets, engage in transactions with affiliates, or merge or consolidate with other companies or transfer all or substantially all of our assets.

As of September 29, 2012, we were in compliance with the terms of the Indenture.

Cash Flows

Net cash provided by operations during the first half of fiscal 2013 and 2012 was $34.5 million and $31.5 million, respectively, consisting primarily of $39.4 million and $47.2 million, respectively, of net income adjusted for non-cash items.  During the first half of fiscal 2013, we used cash of $6.8 million from working capital and provided cash of $1.8 million for other activities. During the first half of fiscal 2012, we used cash of $16.8 million for working capital and provided cash of $0.9 million of other activities.  Net cash used by working capital activities for the first half of fiscal 2013 primarily reflects an increase in inventories and income taxes receivable and decreases in workers’ compensation liability and account receivable, partially offset by decreases in accounts payable and accrued expenses.  Net cash used by working capital activities for the first half of fiscal 2012 primarily reflects an increase in inventories and decrease in workers’ compensation liability.

Net cash used by investing activities during the first half of fiscal 2013 was $6.3 million.  Net cash used in investing activities during the first half of fiscal 2012 was $25.8 million. In the first half of fiscal 2013 and fiscal 2012, we used $19.9 million and $23.6 million, respectively, for the purchase of property and equipment.  We purchased $0.4 million of investments and received proceeds of $2.5 million from the sales and maturities of investments during the first half of fiscal 2013.  We received proceeds of $11.5 million from the disposal and sale of fixed assets during the first half of fiscal 2013.  We purchased $50.4 million of investments and received proceeds of $48.2 million from the sales and maturities of investments during the first half of fiscal 2012.  We received proceeds of less than $0.1 million from the disposal properties and fixed assets during the first half of fiscal 2012.

Net cash used by financing activities during the first half of fiscal 2013 was $13.9 million, which is comprised primarily of payment of debt issuance costs of $11.2 million and repayments of debt of $2.6 million. Net cash provided by financing activities during the first half of fiscal 2012 was $2.3 million, which is comprised primarily of $2.5 million in proceeds received from the exercise of stock options, partially offset by payments of $0.8 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the our equity incentive plan.

We estimate that total capital expenditures in fiscal year 2013 will be approximately $55 million and relate principally to $37 million for leasehold improvements, fixtures and equipment for new and existing store, $14 million for information technology projects and $4 million for other capital projects. We intend to fund our liquidity requirements in fiscal 2013 from net cash provided by operations, short-term investments and cash on hand, and the ABL Facility, if necessary.

Off-Balance Sheet Arrangements

As of September 29, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2012 is provided in the Registration Statement.  During the first half of fiscal 2013, there was no material change in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2013 and 2012 was $15.1 million and $13.9 million, respectively.  Rental expense charged to operations for the first half of fiscal 2013 and 2012 was $30.3 million and $27.7 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience some seasonal fluctuations in our net sales, operating income, and net income. The highest sales periods for us are the Christmas, Halloween and Easter seasons. A proportionately greater amount of our net sales and operating and net income is generally realized during the quarter ended on or near December 31. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain holidays such as Easter, the timing of new store openings and the merchandise mix.

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 17 to our Consolidated Financial Statements for the quarter ended September 29, 2012, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings and short-term investments.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of September 29, 2012, we had variable rate borrowings of $511.6 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on September 29, 2012.  The Credit Facilities provide interest rate options based on certain indices as described in Note 7 to our Consolidated Financial Statements for the quarter ended September 29, 2012, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates. As of September 29, 2012, the fair value of the interest rate swap was recorded as a non-current liability of $2.3 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid $0.05 million to enter into the interest rate cap agreement.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows. Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in a reduction of our pre-tax earnings and cash flows of approximately $0.2 million for the three months ended September 29, 2012.

At September 29, 2012, we had $1.6 million in securities maturing at various dates through April 2042.  We intend to liquidate all available for sale securities within one year.  At September 29, 2012, our investment portfolio contains money market funds and auction rate securities, and therefore, should not bear any interest risk due to early disposition.  At September 29, 2012, the fair value of our investments approximated the carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting

During the first half of fiscal 2013, the Company did not make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 13 to our Consolidated Financial Statements for the quarter ended September 29, 2012 under the heading “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Registration Statement for information regarding the most significant factors affecting the Company’s operations.  As of September 29, 2012, there have been no material changes to the Risk Factors disclosed in the Registration Statement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of 99¢ Only Stores. (1)

3.2	Amended and Restated Bylaws of 99¢ Only Stores. (1)

23.1	Consent of Independent Valuation Firm.*

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*     Filed herewith.

**   Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

(1)  Incorporated by reference from the registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 13, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

99¢ ONLY STORES

Date: November 13, 2012	By:	/s/ Frank Schools
Frank Schools
Senior Vice President, Chief Financial Officer