Form 10-Q/A
period 2012-09-29
99 CENTS ONLY STORES
filed 2013-02-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of 99¢ Only Stores (the “Company”) for the quarterly period ended September 29, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for the repricing of its seven-year term loan credit facility in the first quarter of fiscal 2013 ended June 30, 2012, as more fully described in Note 19 to the Consolidated Financial Statements contained in this Form 10-Q/A. For ease of reference, this Form 10-Q/A amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•      Part I, Item 1 — Financial Statements

•      Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk

•      Part I, Item 4 — Controls and Procedures

In addition, this Form 10-Q/A also includes, as exhibits, certifications from the Company’s principal executive officer and principal financial officer dated as of the date of this filing. Except as described above, no other amendments have been made to the Original Filing. This Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect information or events that have occurred since the November 13, 2012 filing date of the Original Filing, or modify or update disclosures set forth in the Original Filing, except to reflect the corrections discussed above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

99¢ ONLY STORES

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	5
	Consolidated Balance Sheets as of September 29, 2012 (unaudited) (Restated) and March 31, 2012	5
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended September 29, 2012 (Successor) (unaudited) (Restated) and October 1, 2011(Predecessor) (unaudited)	6
	Consolidated Statements of Cash Flows for the first half ended September 29, 2012 (Successor) (unaudited) (Restated) and October 1, 2011 (Predecessor) (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
	Part II — Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	52

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate). Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC or posts on the Company’s website, including the Company’s Registration Statement on Form S-4 (File No. 333-182582) declared effective on October 9, 2012 containing the Company’s most recent audited financial statements for the fiscal year ended March 31, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 29, 2012	March 31, 2012
	(Unaudited) (Restated)
ASSETS
Current Assets:
Cash	$42,067	$27,766
Short-term investments	1,604	3,631
Accounts receivable, net of allowance for doubtful accounts of $425 and $280 at September 29, 2012 and March 31, 2012, respectively	1,420	2,999
Income taxes receivable	20,215	6,868
Deferred income taxes	25,843	25,843
Inventories, net	225,029	214,318
Assets held for sale	2,621	6,849
Other	14,674	11,297
Total current assets	333,473	299,571
Property and equipment, net	463,074	476,525
Deferred financing costs, net	22,435	30,400
Intangible assets, net	474,397	477,434
Goodwill	471,513	471,513
Deposits and other assets	13,862	12,598
Total assets	$1,778,754	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,133	$41,407
Payroll and payroll-related	17,515	15,580
Sales tax	5,780	6,128
Other accrued expenses	35,322	30,569
Workers’ compensation	37,838	39,024
Current portion of long-term debt	5,237	5,250
Current portion of capital lease obligation	80	77
Total current liabilities	153,905	138,035
Long-term debt, net of current portion	754,956	758,351
Unfavorable lease commitments, net	16,896	18,959
Deferred rent	3,160	798
Deferred compensation liability	5,195	5,136
Capital lease obligation, net of current portion	313	354
Long-term deferred income taxes	214,195	214,874
Other liabilities	3,473	767
Total liabilities	1,152,093	1,137,274

Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at September 29, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	637,630	636,037
Accumulated deficit	(9,974)	(5,293)
Other comprehensive (loss) income	(995)	23
Total shareholders’ equity	626,661	630,767
Total liabilities and shareholders’ equity	$1,778,754	$1,768,041

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor) (Restated)	(Predecessor)	(Successor) (Restated)	(Predecessor)
Net Sales:
99¢ Only Stores	$382,073	$352,220	$771,029	$709,764
Bargain Wholesale	11,290	10,818	23,284	21,614
Total sales	393,363	363,038	794,313	731,378
Cost of sales (excluding depreciation and amortization expense shown separately below)	242,699	217,264	486,601	436,784
Gross profit	150,664	145,774	307,712	294,594
Selling, general and administrative expenses:
Operating expenses	120,362	114,367	239,133	227,933
Depreciation	13,931	6,985	27,683	13,694
Amortization of intangible assets	442	5	883	9
Total selling, general and administrative expenses	134,735	121,357	267,699	241,636
Operating income	15,929	24,417	40,013	52,958
Other (income) expense:
Interest income	(35)	(60)	(259)	(202)
Interest expense	15,537	34	31,114	335
Other-than-temporary investment impairment due to credit losses	—	31	—	31
Loss on extinguishment of debt	—	—	16,346	—
Other	3	(19)	67	(62)
Total other expense (income), net	15,505	(14)	47,268	102
Income (loss) before provision for income taxes	424	24,431	(7,255)	52,856
Provision (benefit) for income taxes	214	9,317	(2,574)	20,059
Net income (loss)	$210	$15,114	$(4,681)	$32,797
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	4	(142)	4	(138)
Unrealized losses on interest rate cash flow hedge	(473)	—	(1,017)	—
Less: reclassification adjustment included in net income	—	7	(5)	(18)
Other comprehensive loss, net of tax	(469)	(135)	(1,018)	(156)

Comprehensive (loss) income	$(259)	$14,979	$(5,699)	$32,641

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	First Half Ended
	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)
	(Restated)
Cash flows from operating activities:
Net income	$(4,681)	$32,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,683	13,694
Amortization of deferred financing costs and accretion of OID	2,059	—
Amortization of intangible assets	883	9
Amortization of favorable/unfavorable leases, net	91	—
Loss on extinguishment of debt	16,346	—
Loss on disposal of fixed assets	403	80
Loss on interest rate hedge	665	—
Investments impairment	—	31
Excess tax benefit from share-based payment arrangements	—	(584)
Deferred income taxes	—	(105)
Stock-based compensation expense	1,593	1,313

Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,586	(836)
Inventories	(11,437)	(42,641)
Deposits and other assets	(3,874)	165
Accounts payable	9,047	8,498
Accrued expenses	6,358	7,600
Accrued workers’ compensation	(1,186)	(2,169)
Income taxes	(13,347)	12,495
Deferred rent	2,362	1,114
Other long-term liabilities	(73)	—
Net cash provided by operating activities	34,478	31,461
Cash flows from investing activities:
Purchases of property and equipment	(19,861)	(23,553)
Proceeds from sale of property and fixed assets	11,549	2
Purchases of investments	(449)	(50,389)
Proceeds from sale of investments	2,470	48,174
Net cash used in investing activities	(6,291)	(25,766)

Cash flows from financing activities:
Payment of debt	(2,618)	—
Payment of debt issuance costs	(11,230)	—
Payments of capital lease obligation	(38)	(35)
Repurchases of common stock related to issuance of Performance Stock Units	—	(753)
Proceeds from exercise of stock options	—	2,470
Excess tax benefit from share-based payment arrangements	—	584
Net cash (used in) provided by financing activities	(13,886)	2,266
Net increase in cash	14,301	7,961
Cash - beginning of period	27,766	16,723
Cash - end of period	$42,067	$24,684

Supplemental cash flow information:
Income taxes paid	$10,772	$5,679
Interest paid	$26,125	$29
Non-cash investing activities for purchases of property and equipment	$(1,679)	$837

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company.  Additional store-level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a 24 month period to determine what merchandise should be reserved for as excess and obsolete. The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

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

Purchase Accounting

Under ASC 805, “Business Combinations” (“ASC 805”), the Company’s assets and liabilities have been accounted for at their estimated fair values as of the date of the Merger.  The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair value as of the Merger date.  These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

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

Comprehensive Income

ASC 220, “Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.

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

6.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income (loss)	$210	$15,114	$(4,681)	$32,797
Unrealized holding gains (losses) on marketable securities, net of tax effects of $3, $(94), $3 and $(92) for the second quarter and first half of fiscal 2013 and 2012, respectively	4	(142)	4	(138)
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(315), $0, $(678) and $0 for the second quarter and first half of fiscal 2013 and 2012, respectively	(473)	—	(1,017)	—
Reclassification adjustment, net of tax effects of $0, $5, $(3) and $(12) for the second quarter and first half of fiscal 2013 and 2012, respectively	—	7	(5)	(18)

Total unrealized losses, net	(469)	(135)	(1,018)	(156)
Total comprehensive (loss) income	$(259)	$14,979	$(5,699)	$32,641

7.                                      Debt

Short and long-term debt consists of the following (in thousands):

	September 29, 2012	March 31, 2012

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $10,876 and $10,086 as of September 29, 2012 and March 31, 2012, respectively	510,193	513,601
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total long-term debt	760,193	763,601
Less: current portion of long-term debt	5,237	5,250
Long-term debt, net of current portion	$754,956	$758,351

As of September 29, 2012 and March 31, 2012, the deferred financing costs are as follows (in thousands):

	September 29, 2012			March 31, 2012
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL Facility	$3,078	$(438)	$2,640	$3,078	$(130)	$2,948
First Lien Term Loan Facility	9,308	(577)	8,731	16,572	(653)	15,919
Senior Notes	11,761	(697)	11,064	11,761	(228)	11,533
Total deferred financing costs	$24,147	$(1,712)	$22,435	$31,411	$(1,011)	$30,400

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

On April 4, 2012, the Company amended the terms of the existing seven-year $525 million First Lien Term Loan Facility, and paid refinancing costs of $11.2 million. The amendment, among other things, decreased the applicable margin from the London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Loan Facility.

The Company evaluated the proper accounting treatment for the amendment.  Specifically, the Company evaluated the position of each lender under both the original First Lien Term Loan Facility and the amended First Lien Term Loan Facility. The Company determined that a portion of the refinancing transaction should be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility. In accordance with applicable guidance for debt modification and extinguishment, the Company recognized $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

The $16.3 million loss on debt extinguishment was recorded in first quarter ended June 30, 2012 (the “first quarter of fiscal 2013”) and is summarized below (in thousands):

First Lien Term Loan Facility unamortized deferred financing costs	$6,950
First Lien Term Loan Facility unamortized OID	4,403
Fees incurred in connection with the amendment	4,993

Total loss on extinguishment	$16,346

The Company recorded $0.3 million as deferred debt issuance costs and $5.9 million as OID in connection with the amendment.

As of September 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 29, 2012, the amount outstanding under the First Lien Term Loan Facility was $510.2 million.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of September 29, 2012, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at September 29, 2012 was a liability of $2.3 million.  See Note 8 for more information on the Company’s interest rate cap and interest rate swap agreements.

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

The Senior Notes are (i) equal in right of payment to all of the Company’s existing and future senior indebtedness and that of the Senior Notes Guarantor; (ii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iii) junior to the liabilities of its subsidiaries that are not guarantors. The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

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

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
First Lien Term Loan Facility	$6,932	$—	$14,111	$—
ABL Facility	221	—	383	—
Senior Notes	6,951	—	13,903	—
Amortization of deferred financing costs and OID	1,059	—	2,059	—
Other interest expense	374	34	658	335
Interest expense	$15,537	$34	$31,114	$335

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Auction Rate Securities

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Second Quarter Ended		For the First Half Ended
Description	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Beginning balance	$1,622	$8,057	$2,004	$8,409
Transfers into Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings	—	(12)	(44)	3
Included in other comprehensive loss	7	39	(1)	24
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(26)	(399)	(356)	(751)
Ending balance	$1,603	$7,685	$1,603	$7,685

Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$7	$39	$7	$24

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

12.                               Income Taxes

The effective income tax rate for the first half of 2013 was (35.5)% compared to a rate of 38.0% for the first half of fiscal 2012.  The decrease in the effective tax rate is primarily due to lower pretax income.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$34,636	$7,431	$—	$42,067
Short-term investments	1,604	—	—	1,604
Accounts receivable, net	1,298	122	—	1,420
Income taxes receivable	20,215	—	—	20,215
Deferred income taxes	25,843	—	—	25,843
Inventories, net	196,929	28,100	—	225,029
Assets held for sale	2,621	—	—	2,621
Other	13,704	970	—	14,674
Total current assets	296,850	36,623	—	333,473
Property and equipment, net	398,222	64,852	—	463,074
Deferred financing costs, net	22,435	—	—	22,435
Equity investments in subsidiaries	96,077	—	(96,077)	—
Intangible assets, net	471,495	2,902	—	474,397
Goodwill	471,513	—	—	471,513
Deposits and other assets	10,401	3,461	—	13,862
Total assets	$1,766,993	$107,838	$(96,077)	$1,778,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,112	$4,021	$—	$52,133
Payroll and payroll-related	15,883	1,632	—	17,515
Sales tax	5,338	442	—	5,780
Other accrued expenses	30,806	4,516	—	35,322
Workers’ compensation	37,763	75	—	37,838
Current portion of long-term debt	5,237	—	—	5,237
Current portion of capital lease obligation	80	—	—	80
Total current liabilities	143,219	10,686	—	153,905
Long-term debt	754,956	—	—	754,956
Unfavorable lease commitments, net	16,084	812	—	16,896
Deferred rent	2,897	263	—	3,160
Deferred compensation liability	5,195	—	—	5,195
Capital lease obligation, net of current portion	313	—	—	313
Long-term deferred income taxes	214,195	—	—	214,195
Other liabilities	3,473	—	—	3,473
Total liabilities	1,140,332	11,761	—	1,152,093

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	637,630	99,942	(99,942)	637,630
Accumulated deficit	(9,974)	(3,865)	3,865	(9,974)
Other comprehensive loss	(995)	—	—	(995)
Total shareholders’ equity	626,661	96,077	(96,077)	626,661
Total liabilities and shareholders’ equity	$1,766,993	$107,838	$(96,077)	$1,778,754

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

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Second Quarter Ended September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$359,352	$34,011	$—	$393,363
Cost of sales (excluding depreciation and amortization expense shown separately below)	220,996	21,703	—	242,699
Gross profit	138,356	12,308	—	150,664
Selling, general and administrative expenses:
Operating expenses	108,694	11,668	—	120,362
Depreciation and amortization	12,001	2,372	—	14,373
Total selling, general and administrative expenses	120,695	14,040	—	134,735
Operating income (loss)	17,661	(1,732)	—	15,929
Other (income) expense:
Interest income	(35)	—	—	(35)
Interest expense	15,537	—	—	15,537
Equity in (earnings) loss of subsidiaries	1,732	—	(1,732)	—
Other	3	—	—	3
Total other expense, net	17,237	—	(1,732)	15,505
Income (loss) before provision for income taxes	424	(1,732)	1,732	424
Provision for income taxes	214	—	—	214
Net income (loss)	$210	$(1,732)	$1,732	$210
Comprehensive loss	$(259)	$—	$—	$(259)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
First Half Ended September 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$724,627	$69,686	$—	$794,313
Cost of sales (excluding depreciation and amortization expense shown separately below)	442,579	44,022	—	486,601
Gross profit	282,048	25,664	—	307,712
Selling, general and administrative expenses:
Operating expenses	215,724	23,409	—	239,133
Depreciation and amortization	23,537	5,029	—	28,566
Total selling, general and administrative expenses	239,261	28,438	—	267,699
Operating income (loss)	42,787	(2,774)	—	40,013
Other (income) expense:
Interest income	(215)	(44)	—	(259)
Interest expense	31,114	—	—	31,114
Equity in (earnings) loss of subsidiaries	2,730	—	(2,730)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	67	—	—	67
Total other expense (income), net	50,042	(44)	(2,730)	47,268
(Loss) income before provision for income taxes	(7,255)	(2,730)	2,730	(7,255)
Benefit for income taxes	(2,574)	—	—	(2,574)
Net loss	$(4,681)	$(2,730)	$2,730	$(4,681)
Comprehensive loss	$(5,699)	$—	$—	$(5,699)

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

19.                               Restatement of Financial Statements

In January 2012, in connection with borrowing under the First Lien Term Loan Facility, the Company incurred costs of $27.1 million, of which $16.6 million was capitalized as deferred financing and $10.5 million as OID.  On April 4, 2012, the Company closed a repricing transaction of the original First Lien Term Loan Facility. In connection with the repricing, the Company paid refinancing fees of $11.2 million. The Company initially accounted for the repricing entirely as a loan modification, and capitalized the additional refinancing fees. As part of the Company’s third quarter fiscal 2013 interim period review, the Company reevaluated the proper accounting for the repricing.  Specifically, the Company evaluated the position of each lender under both the original First Lien Term Loan Facility and amended First Lien Term Loan Facility. The Company determined that a portion of the repricing transaction should have been accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility.  In accordance with applicable guidance for debt modification and extinguishment, the Company should have recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized OID and refinancing costs incurred in connection with the repricing for the portion of the First Lien Term Loan Facility that was extinguished.

The $16.3 million loss on debt extinguishment in the first quarter of fiscal 2013 is summarized below (in thousands):

First Lien Term Loan Facility unamortized deferred financing costs	$6,950
First Lien Term Loan Facility unamortized OID	4,403
Debt issuance costs incurred in connection with repricing	4,993
Total loss on extinguishment	$16,346

To correct this error, the Company has restated its interim unaudited consolidated financial statements for the first and second quarters of fiscal 2013.

The following table presents the restated unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 (in thousands):

	June 30, 2012
	As reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash	$48,036	$—	$48,036
Short-term investments	2,590	—	2,590
Accounts receivable, net	1,658	—	1,658
Income taxes receivable	4,040	5,914	9,954
Deferred income taxes	25,843	—	25,843
Inventories, net	210,146	—	210,146
Assets held for sale	2,621	—	2,621
Other	13,392	—	13,392
Total current assets	308,326	5,914	314,240
Property and equipment, net	464,915	—	464,915
Deferred financing costs, net	40,468	(17,343)	23,125
Intangible assets, net	475,915	—	475,915
Goodwill	471,513	—	471,513
Deposits and other assets	12,794	—	12,794
Total assets	$1,773,931	$(11,429)	$1,762,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,590	$—	$48,590
Payroll and payroll-related	16,167	—	16,167
Sales tax	3,996	—	3,996
Other accrued expenses	25,342	—	25,342
Workers’ compensation	38,345	—	38,345
Current portion of long-term debt	5,237	—	5,237
Current portion of capital lease obligation	78	—	78
Total current liabilities	137,755	—	137,755
Long-term debt, net of current portion	757,333	(1,436)	755,897
Unfavorable lease commitments, net	17,928	—	17,928
Deferred rent	2,725	—	2,725
Deferred compensation liability	4,896	—	4,896
Capital lease obligation, net of current portion	333	—	333
Long-term deferred income taxes	214,508	—	214,508
Other liabilities	2,341	—	2,341
Total liabilities	1,137,819	(1,436)	1,136,383

Shareholders’ Equity:
Preferred stock	—	—	—
Common stock	—	—	—
Additional paid-in capital	636,829	—	636,829
Accumulated deficit	(191)	(9,993)	(10,184)
Other comprehensive loss	(526)	—	(526)
Total shareholders’ equity	636,112	(9,993)	626,119
Total liabilities and shareholders’ equity	$1,773,931	$(11,429)	$1,762,502

The following table presents the restated unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the first quarter of fiscal 2013 (in thousands):

	First Quarter Ended
	June 30, 2012
	As Reported	Adjustments	As Restated
Net Sales:
Total sales	$400,950	$—	$400,950
Cost of sales (excluding depreciation and amortization expense shown separately below)	243,902	—	243,902
Gross profit	157,048	—	157,048
Selling, general and administrative expenses:
Operating expenses	118,771	—	118,771
Depreciation	13,752	—	13,752
Amortization of intangible assets	441	—	441
Total selling, general and administrative expenses	132,964	—	132,964
Operating income	24,084	—	24,084
Other (income) expense:
Interest income	(224)	—	(224)
Interest expense	16,016	(439)	15,577
Loss on extinguishment of debt	—	16,346	16,346
Other	64	—	64
Total other expense, net	15,856	15,907	31,763
Income before provision for income taxes	8,228	(15,907)	(7,679)
Provision (benefit) for income taxes	3,126	(5,914)	(2,788)
Net income (loss)	$5,102	$(9,993)	$(4,891)
Comprehensive income (loss)	$4,553	$(9,993)	$(5,440)

The following table presents the restated unaudited Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal 2013 (in thousands):

	First Quarter Ended
	June 30, 2012
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash provided by operating activities	$29,318	$—	$29,318
Cash flows from investing activities:
Purchases of property and equipment	(9,025)	—	(9,025)
Proceeds from sale of property and fixed assets	11,505	—	11,505
Purchases of investments	(384)	—	(384)
Proceeds from sale of investments	1,416	—	1,416
Net cash provided by investing activities	3,512	—	3,512
Cash flows from financing activities:
Payment of debt	(1,309)	—	(1,309)
Payment of debt issuance costs	(11,230)	—	(11,230)
Payments of capital lease obligation	(21)	—	(21)
Net cash used in financing activities	(12,560)	—	(12,560)
Net increase in cash	20,270	—	20,270
Cash - beginning of period	27,766	—	27,766
Cash - end of period	$48,036	$—	$48,036

The following table presents the impact of the restatement adjustment on the Company’s unaudited Consolidated Balance Sheets as of September 29, 2012 (in thousands):

	September 29, 2012
	As Reported	Adjustments	As Restated

Income taxes receivable	$14,592	$5,623	$20,215
Total current assets	327,850	5,623	333,473
Deferred financing costs, net	39,234	(16,799)	22,435
Total assets	1,789,930	(11,176)	1,778,754
Long-term debt, net of current portion	756,328	(1,372)	754,956
Total liabilities	1,153,465	(1,372)	1,152,093
Accumulated deficit	(170)	(9,804)	(9,974)
Total shareholders’ equity	636,465	(9,804)	626,661
Total liabilities and shareholders’ equity	$1,789,930	$(11,176)	$1,778,754

The following table presents the impact of the restatement adjustments on the Company’s unaudited Consolidated Statements of Comprehensive Income (Loss) for the second quarter and the first half of fiscal 2013 (in thousands):

	Second Quarter Ended September 29, 2012			First Half Ended September 29, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Loss on extinguishment of debt	$—	$—	$—	$—	$16,346	$16,346
Interest expense	16,017	(480)	15,537	32,033	(919)	31,114
Total other expense, net	15,985	(480)	15,505	31,841	15,427	47,268
(Loss) income before provision for taxes	(56)	480	424	8,172	(15,427)	(7,255)
(Benefit) provision for income taxes	(77)	291	214	3,049	(5,623)	(2,574)
Net income (loss)	21	189	210	5,123	(9,804)	(4,681)
Comprehensive (loss) income	$(448)	$189	$(259)	$4,105	$(9,804)	$(5,699)

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the unaudited Consolidated Statement of Cash Flows for the first half of fiscal 2013.

20.                               Subsequent Events

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

For the second quarter of fiscal 2013, we had net sales of $393.4 million, operating income of $15.9 million and net income of $0.2 million.  Sales increased during the second quarter of fiscal 2013 primarily due to a 4.0% increase in same-store sales, the full quarter effect of 13 new stores opened in fiscal 2012, and the effect of five new stores opened in fiscal 2013.  For the first half of fiscal 2013, we had net sales of $794.3 million, operating income of $40.0 million and a net loss of $4.7 million.  Sales increased during the first half of fiscal 2013 primarily due to a 4.2% increase in same-store sales, the full year effect of 13 new stores opened in fiscal 2012, and the effect of five new stores opened in fiscal 2013.

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

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales	September 29, 2012	% of Net Sales	October 1, 2011	% of Net Sales
	(Successor)		(Predecessor)		(Successor)		(Predecessor)
			(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$382,073	97.1%	$352,220	97.0%	$771,029	97.1%	$709,764	97.0%
Bargain Wholesale	11,290	2.9	10,818	3.0	23,284	2.9	21,614	3.0
Total sales	393,363	100.0	363,038	100.0	794,313	100.0	731,378	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	242,699	61.7	217,264	59.8	486,601	61.3	436,784	59.7
Gross profit	150,664	38.3	145,774	40.2	307,712	38.7	294,594	40.3
Selling, general and administrative expenses:
Operating expenses	120,362	30.6	114,367	31.5	239,133	30.1	227,933	31.2
Depreciation	13,931	3.5	6,985	1.9	27,683	3.5	13,694	1.9
Amortization of intangible assets	442	0.1	5	0.0	883	0.1	9	0.0
Total selling, general and administrative expenses	134,735	34.3	121,357	33.4	267,699	33.7	241,636	33.0
Operating income	15,929	4.0	24,417	6.7	40,013	5.0	52,958	7.2
Other (income) expense:
Interest income	(35)	0.0	(60)	0.0	(259)	0.0	(202)	0.0
Interest expense	15,537	3.9	34	0.0	31,114	3.9	335	0.0
Other-than-temporary investment impairment due to credit losses	—	0.0	31	0.0	—	0.0	31	0.0
Loss on extinguishment of debt	—	0.0	—	0.0	16,346	2.1	—	0.0
Other	3	0.0	(19)	0.0	67	0.0	(62)	0.0
Total other expense (income), net	15,505	3.9	(14)	0.0	47,268	6.0	102	0.0
(Loss) income before provision for income taxes	424	0.1	24,431	6.7	(7,255)	(0.9)	52,856	7.2
Provision (benefit) for income taxes	214	0.1	9,317	2.6	(2,574)	(0.3)	20,059	2.7
Net income (loss)	$210	0.1%	$15,114	4.2%	(4,681)	(0.6)%	32,797	4.5%

Second Quarter Ended September 29, 2012 (Successor) Compared to Second Quarter Ended October 1, 2011 (Predecessor)

Net sales.  Total net sales increased $30.4 million, or 8.4%, to $393.4 million in the second quarter of fiscal 2013, from $363.0 million in the second quarter of fiscal 2012.  Net retail sales increased $29.9 million, or 8.5%, to $382.1 million in the second quarter of fiscal 2013, from $352.2 million in the second quarter of fiscal 2012.  Bargain Wholesale net sales increased approximately by $0.5 million, or 4.4%, to $11.3 million in the second quarter of fiscal 2013, from $10.8 million in the second fiscal quarter of fiscal 2012.  Of the $29.9 million increase in net retail sales, $13.9 million was due to a 4.0% increase in comparable stores net sales. The comparable stores net sales increase was attributable to an approximately 1.5% increase in transaction counts and increase in an average ticket size by approximately 2.5%.  The full quarter effect of stores opened in fiscal 2012 increased net retail sales by $11.5 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $4.5 million.

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

Other income/expense, net. Other expense, net was $15.5 million for the second quarter of fiscal 2013 compared to other income, net of less than $0.1 million for the second quarter of fiscal 2012.  Other expense, net in the second quarter of fiscal 2013 primarily included $15.5 million of interest expense, reflecting debt service on borrowings used to finance the Merger.  Interest income was less than $0.1 million for the second quarter of fiscal 2013 and fiscal 2012.

Provision for income taxes. The provision for income taxes was $0.2 million for the second quarter of fiscal 2013 compared to an expense of $9.3 million for the second quarter of fiscal 2012, due to the decrease in pre-tax income.  The decrease in the effective tax rate is primarily due to lower pretax income. There was no material change in the net amount of unrecognized tax benefits in the second quarter of fiscal 2013.

Net income. As a result of the items discussed above, net income for the second quarter of fiscal 2013 was $0.2 million compared to net income of $15.1 million for the second quarter of fiscal 2012.

For the First Half Ended September 29, 2012 Compared to the First Half Ended October 1, 2011

Net sales: Total net sales increased $62.9 million, or 8.6%, to $794.3 million for the first half of fiscal 2013, from $731.4 million for the first half of fiscal 2012.  Net retail sales increased $61.2 million, or 8.6%, to $771.0 million for the first half of fiscal 2013, from $709.8 million for the first half of fiscal 2012.  Bargain Wholesale net sales increased approximately by $1.7 million, or 7.7%, to $23.3 million for the first half of fiscal 2013, from $21.6 million for the first half of fiscal 2012.  Of the $61.2 million increase in net retail sales, $29.8 million was due to a 4.2% increase in comparable stores net sales. The comparable stores net sales increase was attributable to an approximately 2.1% increase in transaction counts and increase in an average ticket size by approximately 2.1%.  The full year effect of stores opened in fiscal 2012 increased net retail sales by $25.9 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $5.5 million.

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

Other income/expense, net: Other expense, net was $47.3 million for the first half of fiscal 2013 compared to $0.1 million for the first half of fiscal 2012.  Other expense, net for the first half of fiscal 2013 primarily included $32.0 million of interest expense, reflecting debt service on borrowings used to finance the Merger and $16.3 million loss on extinguishment of debt relating to amendment of the first lien term loan facility in April 2012.  Interest income was $0.3 million for the first half of fiscal 2013 and $0.2 million for the first half fiscal 2012.

(Benefit) provision for income taxes: The provision for income taxes was a benefit of $2.6 million for the first half of fiscal 2013 compared to $20.1 million for the first half of fiscal 2011, due to the decrease in pre-tax income.  The effective income tax rate for the first half of 2013 was (35.5)% compared to a rate of 38.0% for the first half of fiscal 2012. There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2013.

Net Income: As a result of the items discussed above, net loss for the first half of fiscal 2013 was $4.7 million, compared to net income of $32.8 million for the first half of fiscal 2012.  Net loss as a percentage of net sales was (0.6)% for the first half of fiscal 2013 compared to net income of 4.5% for the first half of fiscal 2012.

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

As of the end of the second quarter of fiscal 2013, we held $43.7 million in cash and short-term investments, and had debt of $760.2 million consisting of borrowings under our First Lien Term Loan Facility (as defined below) of $510.2 million and $250 million of our Senior Notes (as defined below).  We have up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility. As of September 29, 2012, availability under the ABL Facility subject to the borrowing base, was $159.7 million. We also have, and will continue to have, significant lease obligations.  As of September 29, 2012, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2013 are $24.3 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

The Company evaluated the proper accounting treatment for the amendment.  Specifically, the Company evaluated the position of each lender under both the original First Lien Term Loan Facility and the amended First Lien Term Loan Facility. The Company determined that a portion of the refinancing transaction was to be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility. In accordance with applicable guidance for debt modification and extinguishment, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

As of September 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 29, 2012, the amount outstanding under the First Lien Term Loan Facility was $510.2 million.

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

The Senior Notes are (i) equal in right of payment to all of our existing and future senior indebtedness and that of the Senior Notes Guarantor; (ii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iii) junior to the liabilities of our subsidiaries that are not guarantors.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

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

Cash Flows

Net cash provided by operations during the first half of fiscal 2013 and 2012 was $34.5 million and $31.5 million, respectively, consisting primarily of $45.0 million and $47.2 million, respectively, of net income adjusted for non-cash items.  During the first half of fiscal 2013, we used cash of $12.4 million from working capital and provided cash of $1.8 million for other activities. During the first half of fiscal 2012, we used cash of $16.8 million for working capital and provided cash of $0.9 million of other activities.  Net cash used by working capital activities for the first half of fiscal 2013 primarily reflects an increase in inventories and income taxes receivable and decreases in workers’ compensation liability and account receivable, partially offset by decreases in accounts payable and accrued expenses.  Net cash used by working capital activities for the first half of fiscal 2012 primarily reflects an increase in inventories and decrease in workers’ compensation liability.

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

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of September 29, 2012, we had variable rate borrowings of $510.2 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on September 29, 2012.  The Credit Facilities provide interest rate options based on certain indices as described in Note 7 to our Consolidated Financial Statements for the quarter ended September 29, 2012, which is incorporated herein by this reference.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2012 and September 29, 2012, the Company’s controls and procedures were not effective due to the material weakness related to the accounting for the debt extinguishment.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

As more fully described in Note 19 to our Consolidated Financial Statements for the quarter ended September 29, 2012, the material weakness resulted in an underreporting of a $16.3 million loss on debt extinguishment related to the portion of the unamortized debt issuance costs, unamortized OID and refinancing costs incurred with the repricing for the portion of the original First Lien Term Loan Facility that was extinguished, in the Company’s interim unaudited financial statements for the periods ended June 30, 2012 and September 29, 2012.

In an effort to remediate the identified material weakness, the Company initiated and implemented the following series of measures:

•                  education and training of personnel on the accounting treatment for debt modification and extinguishment;

•                  detailed review of the debt modification and extinguishment;

•                  review of debt modification and extinguishment transactions by a qualified person; and

•                  improvement of our communication with the administrative agent under the First Lien Term Loan Facility, including notification of the composition of the lenders party to the First Lien Term Loan Facility.

The Company is committed to a strong internal control environment and will continue to review the effectiveness of its internal controls over financial reporting and other disclosure controls and procedures.

Based on the implementation of the above measures, the above mentioned material weakness has been remediated as of the date of filing of this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

Except as described above, the Company did make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 13 to our Consolidated Financial Statements for the quarter ended September 29, 2012 under the heading “Legal Matters,” which is incorporated herein by reference.

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

99¢ ONLY STORES
Date: February 12, 2013	By:	/s/ Frank Schools
Frank Schools
Senior Vice President, Chief Financial Officer