Form 10-Q
period 2012-12-29
99 CENTS ONLY STORES
filed 2013-02-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

As of February 4, 2013, there were 100 shares of the registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 100 shares of registrant’s Class B Common Stock, par value $0.01 per share, outstanding, none of which are publicly traded.

99¢ ONLY STORES

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of December 29, 2012 (unaudited) and March 31, 2012	4
	Consolidated Statements of Comprehensive Income for the third quarter and three quarters ended December 29, 2012 (Successor) (unaudited) and December 31, 2011(Predecessor) (unaudited)	5
	Consolidated Statements of Cash Flows for the three quarters ended December 29, 2012 (Successor) (unaudited) and December 31, 2011 (Predecessor) (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
	Part II — Other Information
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
	Signatures	48

FORWARD-LOOKING INFORMATION

This Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate).  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”) or posts on the Company’s website, including the Company’s Registration Statement on Form S-4 (File No. 333-182582) declared effective on October 9, 2012 containing the Company’s most recent audited financial statements for the fiscal year ended March 31, 2012.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$35,677	$27,766
Short-term investments	476	3,631
Accounts receivable, net of allowance for doubtful accounts of $343 and $280 at December 29, 2012 and March 31, 2012, respectively	1,306	2,999
Income taxes receivable	17,680	6,868
Deferred income taxes	24,091	25,843
Inventories, net	239,243	214,318
Assets held for sale	2,621	6,849
Other	13,002	11,297

Total current assets	334,096	299,571
Property and equipment, net	475,992	476,525
Deferred financing costs, net	21,730	30,400
Intangible assets, net	472,878	477,434
Goodwill	471,750	471,513
Deposits and other assets	14,380	12,598

Total assets	$1,790,826	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57,752	$41,407
Payroll and payroll-related	19,268	15,580
Sales tax	7,929	6,128
Other accrued expenses	22,699	30,569
Workers’ compensation	37,533	39,024
Current portion of long-term debt	5,237	5,250
Current portion of capital lease obligation	81	77

Total current liabilities	150,499	138,035
Long-term debt, net of current portion	754,020	758,351
Unfavorable lease commitments, net	15,865	18,959
Deferred rent	4,253	798
Deferred compensation liability	5,212	5,136
Capital lease obligation, net of current portion	292	354
Long-term deferred income taxes	216,828	214,874
Other liabilities	3,780	767

Total liabilities	1,150,749	1,137,274

Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at December 29, 2012 and March 31, 2012, respectively	—	—
Additional paid-in capital	638,465	636,037
Retained earnings (deficit)	2,718	(5,293)
Other comprehensive (loss) income	(1,106)	23

Total shareholders’ equity	640,077	630,767

Total liabilities and shareholders’ equity	$1,790,826	$1,768,041

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the Three Quarters Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net Sales:
99¢ Only Stores	$427,102	$393,263	$1,198,131	$1,103,027
Bargain Wholesale	12,388	10,657	35,672	32,271

Total sales	439,490	403,920	1,233,803	1,135,298
Cost of sales (excluding depreciation and amortization expense shown separately below)	264,231	238,705	750,832	675,489
Gross profit	175,259	165,215	482,971	459,809
Selling, general and administrative expenses:
Operating expenses	126,012	120,605	365,145	348,538
Depreciation	14,290	7,064	41,973	20,758
Amortization of intangible assets	442	4	1,325	13

Total selling, general and administrative expenses	140,744	127,673	408,443	369,309

Operating income	34,515	37,542	74,528	90,500

Other (income) expense:
Interest income	(29)	(79)	(288)	(281)
Interest expense	14,747	40	45,861	375
Other-than-temporary investment impairment due to credit losses	—	314	—	345
Loss on extinguishment of debt	—	—	16,346	—
Other	252	(11)	319	(73)

Total other expense, net	14,970	264	62,238	366

Income before provision for income taxes	19,545	37,278	12,290	90,134
Provision for income taxes	6,853	15,103	4,279	35,162

Net income	$12,692	$22,175	$8,011	$54,972

Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	—	167	4	29
Unrealized losses on interest rate cash flow hedge	(92)	—	(1,109)	—
Less: reclassification adjustment included in net income	(19)	182	(24)	164

Other comprehensive (loss) income, net of tax	(111)	349	(1,129)	193

Comprehensive income	$12,581	$22,524	$6,882	$55,165

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Quarters Ended
	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income	$8,011	$54,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,973	20,758
Amortization of deferred financing costs and accretion of OID	3,138	—
Amortization of intangible assets	1,325	13
Amortization of favorable/unfavorable leases, net	137	—
Loss on extinguishment of debt	16,346	—
Loss on disposal of fixed assets	681	8
Loss on interest rate hedge	719	—
Investments impairment	—	345
Excess tax benefit from share-based payment arrangements	—	(1,383)
Deferred income taxes	781	(7,838)
Stock-based compensation expense	2,428	1,777

Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,700	(1,128)
Inventories	(24,940)	(46,785)
Deposits and other assets	(3,167)	(6)
Accounts payable	11,439	2,037
Accrued expenses	(2,395)	9,105
Accrued workers’ compensation	(1,491)	(2,884)
Income taxes	(7,372)	13,888
Deferred rent	3,455	1,179
Other long-term liabilities	(104)	—

Net cash provided by operating activities	52,664	44,058

Cash flows from investing activities:
Purchases of property and equipment	(44,428)	(33,248)
Proceeds from sale of property and fixed assets	12,044	95
Purchases of investments	(1,525)	(50,927)
Proceeds from sale of investments	4,372	49,969

Net cash used in investing activities	(29,537)	(34,111)

Cash flows from financing activities:
Payment of debt	(3,928)	—
Payment of debt issuance costs	(11,230)	—
Payments of capital lease obligation	(58)	(54)
Repurchases of common stock related to issuance of Performance Stock Units	—	(1,744)
Proceeds from exercise of stock options	—	3,338
Excess tax benefit from share-based payment arrangements	—	1,383

Net cash (used in) provided by financing activities	(15,216)	2,923

Net increase in cash	7,911	12,870
Cash - beginning of period	27,766	16,723

Cash - end of period	$35,677	$29,593

Supplemental cash flow information:
Income taxes paid	$10,872	$22,059
Interest paid	$47,019	$286
Non-cash investing activities for purchases of property and equipment	$(4,906)	$1,295

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

On January 13, 2012, pursuant to the Agreement and Plan of Merger (the “Merger”), dated as of October 11, 2011, by and among 99¢ Only Stores (the “Company”), Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, the Company became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (together, the “Sponsors”) and Eric Schiffer, the Company’s former Chief Executive Officer, Jeff Gold, the Company’s former President and Chief Administrative Officer, Howard Gold, the Company’s former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held or traded corporation.  See Note 2 for more information regarding the Merger.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-182582) declared effective on October 9, 2012 (the “Registration Statement”).  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending March 30, 2013 (“fiscal 2013”).

The Company is incorporated in the State of California.  The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of December 29, 2012, the Company operated 309 retail stores with 225 in California, 39 in Texas, 29 in Arizona, and 16 in Nevada.  The Company is also a wholesale distributor of various products.

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  On January 13, 2012, the Company completed the Merger.  The accompanying consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively.  Fiscal 2013 began on April 1, 2012 and will end on March 30, 2013 and will consist of 52 weeks.  The Company’s fiscal year ended March 31, 2012 (“fiscal 2012”) consisted of the Successor period from January 15, 2012 to March 31, 2012 and the Predecessor period from April 3, 2011 to January 14, 2012, for a total of 52 weeks. The third quarter ended December 29, 2012 (the “third quarter of fiscal 2013”) and third quarter ended December 31, 2011 (the “third quarter of fiscal 2012”) were each comprised of 91 days.  The period ended December 29, 2012 (the “first three quarters of fiscal 2013”) and the period ended December 31, 2011 (the “first three quarters of fiscal 2012”) were each comprised of 273 days.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days and therefore are classified as cash.  Cash balances held at financial institutions, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  All non-interest bearing cash balances were fully insured at December 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in calendar 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.  The Company’s interest-bearing amounts on deposit are not insured by the Federal Deposit Insurance Corporation.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

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

Inventories

Inventories are valued at the lower of cost (first in, first out) or market.  Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded.  Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period.  Such estimates are based on experience and the most recent physical inventory results.  Physical inventories are taken at each of the Company’s retail stores at least once a year.  Additional store-level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that would not be sold through at current sales rates over a 24 month period to determine what merchandise should be reserved for as excess and obsolete.  The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities.  As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

At times, the Company also makes large block purchases of inventory that it plans to sell over a period of longer than twelve months.  At each of December 29, 2012 and March 31, 2012, the Company held inventory of specific products identified as expected to sell over a period that exceeds twelve months in the amounts of approximately $6.4 million, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” the Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 9).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first three quarters of fiscal 2013 and fiscal 2012, the Company did not record any asset impairment charges.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired.  Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  Under Accounting Standards Update (“ASU”) 2011-8 (effective December 15, 2011), which amends the guidance in ASC 350-20 on testing goodwill for impairment, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This amendment does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  In addition, there is no amendment to the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.

The Company will perform an assessment for impairment during the fourth quarter of fiscal 2013, and annually thereafter.  In the event that the Company does not perform a qualitative assessment or a qualitative assessment indicates that goodwill has been impaired, then the two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  Management has determined that the Company’s has two reporting units, the wholesale reporting unit and the retail reporting unit.

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

The Company’s derivative financial instruments are recorded on the balance sheet at fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity.  Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income (“OCI”), based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period the hedged item affects earnings.  Any ineffectiveness is recognized in earnings in the period incurred.

Purchase Accounting

Under ASC 805, “Business Combinations” the Company’s assets and liabilities have been accounted for at their estimated fair values as of the date of the Merger.  The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair value as of the Merger date.  These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes” (“ASC 740”).  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  ASC 740 requires the Company to recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.

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

During the first three quarters of fiscal 2013, the Company sold and leased back three stores and the resulting leases qualify and are accounted for as operating leases.  The net proceeds from the sale-leaseback transactions amounted to $5.3 million.  Gains of $0.4 million were deferred and are being amortized over the lease terms (12-15 years).

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 29, 2012 and March 31, 2012.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012 ended October 1, 2011 (the “second quarter of fiscal 2012”), the Company began self-insuring for a portion of its employee medical benefit claims.  The liability for the self-funded portion of the Company health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Pre-Opening Costs

The Company expenses, as incurred, all pre-opening costs related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred except the costs associated with television advertising, which are expensed the first time the advertising takes place.  Advertising expenses were $1.4 million in the third quarter of each of fiscal 2013 and 2012.  Advertising expenses were $4.0 million and $4.1 million for the first three quarters of fiscal 2013 and 2012, respectively.

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

The Merger was accounted for as a business combination whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  The Merger and the allocation of the purchase price of $1.6 billion have been recorded as of January 14, 2012.  The sources and uses of funds in connection with the Merger are summarized in the following table (in thousands):

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

Acquisition Accounting

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives using information available at the acquisition date, and in some cases, valuation results from independent valuation specialists.  Purchase accounting adjustments were recorded to: (i) increase the carrying value of property and equipment, (ii) establish intangible assets for trade names, vendor relations and favorable lease commitments, and (iii) revalue lease-related liabilities.

The allocation of purchase price was as follows (in thousands):

Purchase price	$1,577,563
Less: net assets acquired	741,017
Excess of purchase price over book value of net assets acquired	$836,546

Write up (down) of tangible assets:
Property and equipment	$87,863
Land and buildings	63,549
Assets held for sale	(933)
Deferred rent	(425)
Leasing commission	(5,224)

Acquisition-related intangible assets:
Trade name (indefinite life)	$410,000
Trademarks (20 year life)	1,822
Bargain Wholesale customer relationships	20,000
Fair market value of favorable leases	46,723
Acquisition-related intangibles	478,545

Write down/(up) of liabilities:
Deferred rent and lease incentive revaluation	10,742
Fair market value of unfavorable leases	(19,836)

Deferred income taxes:
Deferred income taxes	$(249,485)

Residual goodwill (1)	$471,750

Total allocated excess purchase price	$836,546

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

3.                                      Goodwill and Other Intangibles

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities.  The following table sets forth the value of the goodwill and other intangible assets and liabilities as of December 29, 2012 and March 31, 2012 (in thousands):

	As of December 29, 2012				As of March 31, 2012
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$471,750	$—	$471,750		$471,513	$—	$471,513
Trade name		410,000	—	410,000		410,000	—	410,000

Total indefinite lived intangible assets		$881,750	$—	$881,750		$881,513	$—	$881,513

Finite lived intangible assets:
Trademarks	20	$2,000	$(96)	$1,904	20	$2,000	$(21)	$1,979
Bargain Wholesale customer relationships	12	20,000	(1,603)	18,397	12	20,000	(353)	19,647
Favorable leases	2 to 17	46,723	(4,146)	42,577	2 to 17	46,723	(915)	45,808

Total finite lived intangible assets		68,723	(5,845)	62,878		68,723	(1,289)	67,434

Total goodwill and other intangible assets		$950,473	$(5,845)	$944,628		$950,236	$(1,289)	$948,947

	As of December 29, 2012				As of March 31, 2012
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	2 to 18	$19,835	$(3,970)	$15,865	2 to 18	$19,835	$(876)	$18,959

The change to goodwill from March 31, 2012 to December 29, 2012 was due to the adjustment of the purchase price fair values assigned.

4.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 29, 2012	March 31, 2012
Land	$160,446	$156,137
Buildings	90,320	89,110
Buildings improvements	64,500	59,375
Leasehold improvements	104,126	92,909
Fixtures and equipment	69,361	54,659
Transportation equipment	7,251	6,489
Construction in progress	32,720	29,271

Total property and equipment	528,724	487,950
Less: accumulated depreciation and amortization	(52,732)	(11,425)

Property and equipment, net	$475,992	$476,525

5.                                      Investments

The following tables summarize the investments in marketable securities (in thousands):

	December 29, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Auction rate securities	$471	$5	$—	$476
Total	$471	$5	$—	$476

Reported as:
Short-term investments				$476
Long-term investments in marketable securities				—
Total				$476

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Money market funds	$1,627	$—	$—	$1,627
Auction rate securities	1,965	39	—	2,004
Total	$3,592	$39	$—	$3,631

Reported as:
Short-term investments				$3,631
Long-term investments in marketable securities				—
Total				$3,631

Currently, the Company intends to liquidate its remaining auction rate securities within one year.  Accordingly, the Company has included $0.5 million and $2.0 million of its auction rate securities in short-term investment on the Company’s balance sheets as of December 29, 2012 and March 31, 2012, respectively.

There were $0.2 million of realized losses from the sale of marketable securities for the third quarter of fiscal 2013 and there were $0.3 million realized losses from the sale of marketable securities for the first three quarters of fiscal 2013.  Realized gains from the sale of marketable securities for the third quarter and the first three quarters of fiscal 2012 were less than $0.1 million.  There were no impairment charges related to other-than-temporary impairments recorded in the third quarter and the first three quarters of fiscal 2013.  The Company recorded an impairment charge related to credit losses on its auction rate securities of $0.3 million during the third quarter and the first three quarters of fiscal 2012.

Proceeds from the sales of marketable securities were $2.0 million and $4.4 million for the third quarter and the first three quarters of fiscal 2013, respectively.  Proceeds from the sales of marketable securities were $1.8 million and $50.0 million for the third quarter and the first three quarters of fiscal 2012, respectively.

The Company did not have any available-for-sale securities with unrealized losses as of December 29, 2012 and March 31, 2012.

6.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects for the periods indicated (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income	$12,692	$22,175	$8,011	$54,972
Unrealized holding gains on marketable securities, net of tax effects of $0, $111, $3 and $19 for the third quarter and the first three quarters of fiscal 2013 and 2012, respectively	—	167	4	29
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(61), $0, $(739) and $0 for the third quarter and the first three quarters of fiscal 2013 and 2012, respectively	(92)	—	(1,109)	—
Reclassification adjustment, net of tax effects of $(13), $121, $(16) and $109 for the third quarter and the first three quarters of fiscal 2013 and 2012, respectively	(19)	182	(24)	164

Total unrealized (losses) gains, net	(111)	349	(1,129)	193

Total comprehensive income	$12,581	$22,524	$6,882	$55,165

7.                                      Debt

Short and long-term debt consists of the following (in thousands):

	December 29, 2012	March 31, 2012

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $10,503 and $10,086 as of December 29, 2012 and March 31, 2012, respectively	509,257	513,601
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total long-term debt	759,257	763,601
Less: current portion of long-term debt	5,237	5,250
Long-term debt, net of current portion	$754,020	$758,351

As of December 29, 2012 and March 31, 2012, the deferred financing costs are as follows (in thousands):

	December 29, 2012			March 31, 2012
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL Facility	$3,078	$(592)	$2,486	$3,078	$(130)	$2,948
First Lien Term Loan Facility	9,308	(876)	8,432	16,572	(653)	15,919
Senior Notes	11,761	(949)	10,812	11,761	(228)	11,533
Total deferred financing costs	$24,147	$(2,417)	$21,730	$31,411	$(1,011)	$30,400

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of December 29, 2012), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

On April 4, 2012, the Company amended the terms of the existing seven-year $525 million First Lien Term Loan Facility, and incurred refinancing costs of $11.2 million.  The amendment, among other things, decreased the applicable margin from the London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Loan Facility.

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

As of December 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of December 29, 2012, amount outstanding under the First Lien Term Loan Facility was $509.3 million.

Following the end of each fiscal year, the Company is required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to and make capital expenditures or merge or consolidate with or into, another company.  As of December 29, 2012, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter ended June 30, 2012 (the “first quarter of fiscal 2013”), the Company entered into an interest rate cap agreement.  The interest rate cap agreement limits the Company’s interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  The Company paid fees of $0.05 million to enter into the interest rate cap agreement.

In addition, during the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at December 29, 2012 was a liability of $2.5 million.  See Note 8 for more information on the Company’s interest rate cap and interest rate swap agreements.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of December 29, 2012) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at December 29, 2012), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unutilized commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended December 29, 2012).  The Company must also pay customary letter of credit fees and agency fees.

As of December 29, 2012 and March 31, 2012, the Company had no outstanding borrowings under the ABL Facility, and availability under the ABL Facility, subject to the borrowing base, was $167.4 million at December 29, 2012.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of December 29, 2012, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250 million of Senior Notes.  As of March 31, 2012, the Senior Notes were guaranteed by each of the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc., a Delaware corporation, and 99 Cents Only Stores, a Nevada corporation (“99 Cents Only Stores (Nevada)”).  In September 2012, 99 Cents Only Stores (Nevada), an inactive wholly owned subsidiary of the Company, was dissolved.  As of December 29, 2012, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement that required the Company to file an exchange offer registration statement, enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable.  The exchange offer was closed on November 7, 2012.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), the Company may redeem all or a part of the Senior Notes at certain redemption prices applicable based on the date of redemption.

The Senior Notes are (i) equal in right of payment with all of the Company’s and the Senior Notes Guarantor’s existing and future senior indebtedness; (ii) effectively junior to the Company’s and the Senior Notes Guarantor’s existing and future secured indebtedness, to the extent of the value of the interest of the holders of that secured indebtedness in the assets securing such indebtedness; (iii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iv) junior to the indebtedness or other liabilities of the Company’s subsidiaries that are not guarantors. The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

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

As of December 29, 2012, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
First Lien Term Loan Facility	$6,915	$—	$21,026	$—
ABL Facility	221	—	604	—
Senior Notes	6,493	—	20,396	—
Amortization of deferred financing costs and OID	1,078	—	3,138	—
Other interest expense	40	40	697	375
Interest expense	$14,747	$40	$45,861	$375

Interest paid for the third quarter of fiscal 2013 and 2012, was $20.9 million and $0.3 million, respectively.  Interest paid for the first three quarters of fiscal 2013 and 2012, was $47.0 million and $0.3 million, respectively.

8.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company has capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeds 3.00% the Company will pay interest at the capped rate.  In the event LIBOR is less than 3.00%, the Company will pay interest at the prevailing LIBOR rate.  In the first three quarters of fiscal 2013, the Company paid interest at the prevailing LIBOR rate.

The interest rate cap agreement has not been designated as a hedge for financial reporting purposes.  Gains and losses on derivative instruments not designated as hedges are recorded directly in earnings.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreement expires.  The swap agreement, effective November 2013, will hedge a portion of contractual floating rate interest commitments through the expiration of the agreements in May 2016.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 1.36% plus an applicable margin of 4.00%.

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

Fair Value

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2). A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	December 29, 2012	March 31, 2012

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other liabilities)	$2,522	$—
Accumulated other comprehensive loss, net of tax (included in shareholders’ equity)	$1,109	$—
Derivatives not designated as hedging instruments
Interest rate cap (included in other current assets)	$4	$—

A summary of recorded amounts included in the consolidated statements of comprehensive income is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$92	$—	$1,109	$—
Loss related to ineffective portion of derivative recognized in interest expense	$31	$—	$673	$—
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$23	$—	$46	$—

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

The Company utilizes the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 29, 2012 (in thousands):

	December 29, 2012
	Total	Level 1	Level 2	Level 3
ASSETS
Auction rate securities	$476	$—	$—	$476

Total available-for-sale securities	$476	$—	$—	$476
Other current assets — interest rate cap	$4	$—	$4	$—
Other assets — assets that fund deferred compensation	$5,212	$5,212	$—	$—
LIABILITES
Other long-term liabilities — interest rate swap	$2,522	$—	$2,522	$—
Other long-term liabilities — deferred compensation	$5,212	$5,212	$—	$—

Level 1 measurements include $5.2 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate cap and swap agreements that are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

Level 3 investments include auction rate securities of $0.5 million.  The valuation of the auction rate securities is based on Level 3 unobservable inputs.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the third quarter and the first three quarters of fiscal 2013.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Third Quarter Ended		For the First Three Quarters Ended
Auction Rate Securities	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Description
Beginning balance	$1,603	$7,685	$2,004	$8,409
Transfers into Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings	(229)	(303)	(273)	(300)
Included in other comprehensive (income) loss	(32)	477	(33)	501
Purchases, redemptions and settlements:
Purchases	—	—	—	—
Redemptions	(866)	(173)	(1,222)	(924)
Ending balance	$476	$7,686	$476	$7,686

Total amount of unrealized gains for the period included in other comprehensive loss attributable to the change in fair market value relating to assets still held at the reporting date	$—	$477	$7	$501

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of December 29, 2012.

The fair value of the Senior Notes was estimated at $287.5 million, or $37.5 million greater than the carrying value, as of December 29, 2012, based on quoted market prices of the debt (Level 1 inputs). The fair value of the Senior Notes was estimated at $259.3 million, or $9.3 million greater than the carrying value, as of March 31, 2012, using a discounted cash flow analysis (Level 3 inputs).

See Note 7 for more information on the Company’s debt.

10.                               Stock-Based Compensation

Successor stock-based compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”) and 74,603 shares of Class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”), of which, as of December 29, 2012, options for 55,185 shares of each Class were issued to certain members of management with an aggregate exercise price of $1,000 for one share of Class A Common Stock and for one share of Class B Common Stock, together.  Options become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Accounting for stock-based compensation

The fair value of the option awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, and is included in operating expense.  Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the third quarter and the first three quarters of fiscal 2013, the Company incurred stock-based compensation expense of $0.8 million and $2.4 million, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

For the First Three Quarters Ended December 29, 2012

Weighted-average fair value of options granted	$369.59
Risk free interest rate	0.71%
Expected life (in years)	6.32
Expected stock price volatility	37.9%
Expected dividend yield	None

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

As of December 29, 2012, there was $14.8 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 4.1 years.  No options were vested or exercised during the Successor period.

The following summarizes stock option activity in the first three quarters of fiscal 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	50,905	$1,000
Granted	5,695	$1,000
Exercised	—	$—
Cancelled	(1,415)	$1,000

Outstanding at the end of the period	55,185	$1,000	8.70

The following table summarizes the stock awards available for grant under the 2012 Plan:

Number of Shares
Available for grant as of March 31, 2012	23,698
Authorized	—
Granted	(5,695)
Cancelled	1,415
Available for grant at December 29, 2012	19,418

Predecessor Stock-Based Compensation

Prior to the Merger, the Company maintained the 99¢ Only Stores 2010 Equity Incentive Plan and the 1996 Equity Incentive Plan, as amended, which provided for the grant of options, performance stock units (“PSUs”) and other stock-based awards.  All outstanding stock-based awards outstanding prior to the Merger became fully vested in connection with the Merger.  For the third quarter and the first three quarters of fiscal 2012, the Company incurred non-cash stock-based compensation expense related to Predecessor stock options, PSUs and restricted stock units of $0.5 million and $1.8 million, respectively.

11.                               Related-Party Transactions

On January 13, 2012, the Company entered into new lease agreements (the “Leases”) with the Rollover Investors for 13 stores and one store parking lot, which replaced the existing month-to-month leases. The Leases had approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, as previously contemplated, the Company reached a final agreement with the Rollover Investors on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.  Rental expense for these Leases was $0.6 million and $0.5 million during the third quarters of fiscal 2013 and 2012, respectively.  Rental expense for these Leases was $2.2 million and $1.6 million during the first three quarters of fiscal 2013 and 2012, respectively.

12.                               Income Taxes

The effective income tax rate for the first three quarters of 2013 was 34.8% compared to a rate of 39.0% for the first three quarters of fiscal 2012.  The decrease in the effective tax rate is primarily due to lower pretax income.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2007 through 2011.  The tax return for the period ended March 27, 2010 was chosen for examination by Internal Revenue Service.  The Internal Revenue Service has completed its examination and has made no changes to the reported tax.

13.                               Commitments and Contingencies

Credit Facilities

The Company’s credit facilities and commitments are discussed in detail in Note 7.

As of March 31, 2012, the Company also had a standby letter of credit for $0.4 million related to one of its leased properties, where the lessor was a named beneficiary in the event of a default by the Company, and potentially was entitled to draw on the letter of credit in the event of a specified default.  The letter of credit expired in October 2012.  The Company is in compliance with its lease terms and scheduled payments.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of December 29, 2012 and March 31, 2012, the Company had recorded a liability $37.5 million and $39.0 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of December 29, 2012 and March 31, 2012 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  As of December 29, 2012 and March 31, 2012, the Company had recorded a liability of $0.8 million and $0.9 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Luis Palencia v. 99¢ Only Stores, Superior Court of the State of California, County of Sacramento.  Plaintiff, a former assistant manager, who the Company employed from June 12, 2009 through September 9, 2009, filed this action in June 2010, asserting claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged unpaid overtime due to “off the clock” work, failure to pay minimum wage, failure to provide meal and rest periods, failure to provide proper wage statements, failure to pay wages timely during employment and upon termination and failure to reimburse business expenses.  Mr. Palencia also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Palencia sought to represent three sub-classes: (i) an “unpaid wages subclass” of all non-exempt or hourly paid employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification, (ii) a “non-compliant wage statement subclass” of all non-exempt or hourly paid employees of the Company who worked in California and received a wage statement within one year prior to the filing of the complaint until the date of certification, and (iii) an “unreimbursed business expenses subclass” of all employees of the Company who paid for business-related expenses, including expenses for travel, mileage or cell phones in California within four years prior to the filing of the complaint until the date of certification.  Plaintiff sought to recover alleged unpaid wages, interest, attorney’s fees and costs, declaratory relief, restitution, statutory penalties and liquidated damages.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  Following a mediation of this matter, the parties entered into a settlement agreement on November 2, 2011.  The settlement agreement was granted final approval by the Court on September 14, 2012, and judgment was entered on October 11, 2012.  The Company accrued $2.2 million in the period from April 3, 2011 to January 14, 2012 for expected payments in connection with the settlement.  The payments required under the settlement have been made.

Sheridan Reed v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former store manager for the Company, filed this action in April 2010.  He originally asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime at the proper rate, failure to pay vested vacation wages, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  Mr. Reed also asserted a derivative claim for unfair competition under the California Business and Professions Code.  In September 2010, Mr. Reed amended his complaint to seek civil penalties under the Private Attorneys General Act of 2004.  Mr. Reed sought to represent four sub-classes: (i) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were paid bonuses, commissions or incentive wages, who worked overtime, and for whom the bonuses, commissions or incentive wages were not included as part of the regular rate of pay for overtime purposes, (ii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who earned vacation wages and were not paid their vested vacation wages at the time of termination; (iii) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not furnished a proper itemized wage statement; and (iv) all non-exempt or hourly current or former employees who worked for the Company in California within four years prior to the filing of the complaint until the date of certification who were not paid all wages due upon termination.  Plaintiff sought to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  He also sought to recover civil penalties as an “aggrieved employee” under the Private Attorneys General Act of 2004.  The parties executed a formal settlement agreement on April 5, 2012, and such settlement agreement was granted final approval by the Court on October 25, 2012, and judgment was entered on November 7, 2012.  This settlement agreement resolves the remainder of the lawsuit by settling the class-wide claims for failure to pay overtime at the proper rate, failure to pay wages timely upon termination of employment and failure to provide accurate wage statements.  In addition, the settlement resolves Plaintiff’s individual claim for failure to pay vested vacation wages and includes a general release by Plaintiff in the Company’s favor.  The Company accrued approximately $0.6 million for expected payments in connection with this settlement. The payments required under the settlement have been made.

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

Shelley Pickett v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff Shelley Pickett filed a representative action complaint against the Company on November 4, 2011, alleging a PAGA claim virtually identical that of another matter which was dismissed with prejudice in December 2011, Bright v. 99¢ Only Stores.  Like the plaintiff in the Bright case, Plaintiff Pickett asserts that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  She seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  On November 8, 2011, Plaintiff Pickett filed a Notice of Related Case, stating that her case and the Bright case assert “identical claims.”  After hearing arguments from the parties on December 1, 2011, the Court determined that the cases were related and assigned Pickett’s case to Judge William Fahey, the judge who presided over the Bright case.  Plaintiff Pickett then attempted to exercise a 170.6 challenge to Judge Fahey, which the Company opposed.  The Court struck Plaintiff Pickett’s 170.6 challenge on December 16, 2011.  Plaintiff Pickett appealed this ruling, filing a petition for writ of mandate on December 30, 2011.  The Company filed an opposition to Plaintiff Pickett’s petition and oral argument took place on February 1, 2012.  On February 22, 2012, the Court of Appeal ruled in Plaintiff Pickett’s favor and issued the writ of mandate.  On April 2, 2012, the Company filed a petition for review of that ruling with the California Supreme Court, which Pickett answered on April 23, 2012.  The California Supreme Court denied the Company’s petition for review on May 9, 2012 and the Court of Appeals has remanded the case to Los Angeles Superior Court.  On October 2, 2012, the Company filed a motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint.  The Court denied that motion on November 15, 2012, and on January 11, 2013, the Company filed a Notice of Appeal.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

14.                               Texas Market

As a result of the Company’s decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  As described in prior Company filings with the SEC, the Company had recorded impairment charges as well as lease termination costs related to closing some of these stores.  As of March 31, 2012, the Company had an estimated lease termination costs accrual of approximately $1.1 million.  During the first three quarters of fiscal 2013, the Company increased the estimated lease termination costs accrual by approximately $0.1 million and paid approximately $0.5 million related to these costs.  As of December 29, 2012, the remaining balance of the Company’s estimated lease termination costs accrual was $0.7 million.  As of December 29, 2012, the Company operates 39 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of December 29, 2012 (in thousands):

Lease Termination Cost
Remaining obligations as of March 31, 2012	$1,079
Accretion expenses	130
Cash payments	(517)
Remaining obligations as of December 29, 2012	$692

15.                               Assets Held for Sale

Assets held for sale during the quarter ended December 29, 2012 consisted of the vacant land in La Quinta, California and the vacant land in Rancho Mirage, California.  The carrying value as of December 29, 2012 for the La Quinta land was $0.4 million and the Rancho Mirage land was $2.2 million.

In June 2012, the Company completed the sale of its Eagan, Minnesota warehouse that had been classified as held for sale. The warehouse had a carrying value of $6.4 million and the Company recorded a loss on sale of $0.2 million in the first quarter of fiscal 2013.

16.                               Other Accrued Expenses

Other accrued expenses as of December 29, 2012 and March 31, 2012 are as follows (in thousands):

	December 29, 2012	March 31, 2012
Accrued legal reserves and fees	$3,037	$4,866
Accrued property taxes	2,886	2,974
Accrued utilities	2,802	2,709
Accrued interest	2,643	7,898
Accrued rent and related expenses	2,369	2,830
Accrued outside services	1,607	945
Accrued professional fees	552	1,220
Accrued advertising	467	577
Other	6,336	6,550
Total other accrued expenses	$22,699	$30,569

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

On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provision of ASU 2011-5 related to the requirement that entities present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The adoption of ASU 2011-12 did not have any impact on the Company’s consolidated financial position or results of operations, other than presentation.

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

At March 31, 2012, the Senior Notes were guaranteed by each of the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada) (together, the “Subsidiary Guarantors”).  In September 2012, 99 Cents Only Stores (Nevada) was dissolved.  As of December 29, 2012, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Issuer and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, and the Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$37,024	$115	$(1,462)	$35,677
Short-term investments	476	—	—	476
Accounts receivable, net	1,181	125	—	1,306
Income taxes receivable	17,680	—	—	17,680
Deferred income taxes	24,091	—	—	24,091
Inventories, net	209,946	29,297	—	239,243
Assets held for sale	2,621	—	—	2,621
Other	11,965	1,037	—	13,002

Total current assets	304,984	30,574	(1,462)	334,096
Property and equipment, net	412,165	63,827	—	475,992
Deferred financing costs, net	21,730	—	—	21,730
Equity investments and advances to subsidiaries	109,669	22,510	(132,179)	—
Intangible assets, net	470,044	2,834	—	472,878
Goodwill	471,750	—	—	471,750
Deposits and other assets	11,089	3,291	—	14,380

Total assets	$1,801,431	$123,036	$(133,641)	$1,790,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,515	$5,699	$(1,462)	$57,752
Intercompany payable	22,510	14,152	(36,662)	—
Payroll and payroll-related	17,489	1,779	—	19,268
Sales tax	7,252	677	—	7,929
Other accrued expenses	18,855	3,844	—	22,699
Workers’ compensation	37,458	75	—	37,533
Current portion of long-term debt	5,237	—	—	5,237
Current portion of capital lease obligation	81	—	—	81

Total current liabilities	162,397	26,226	(38,124)	150,499
Long-term debt	754,020	—	—	754,020
Unfavorable lease commitments, net	15,142	723	—	15,865
Deferred rent	3,683	570	—	4,253
Deferred compensation liability	5,212	—	—	5,212
Capital lease obligation, net of current portion	292	—	—	292
Long-term deferred income taxes	216,828	—	—	216,828
Other liabilities	3,780	—	—	3,780

Total liabilities	1,161,354	27,519	(38,124)	1,150,749

Shareholders’ Equity:
Preferred stock	—	—	—	—

Common stock	—	—	—	—
Additional paid-in capital	638,465	99,942	(99,942)	638,465
Retained earnings (deficit)	2,718	(4,425)	4,425	2,718
Other comprehensive loss	(1,106)	—	—	(1,106)

Total shareholders’ equity	640,077	95,517	(95,517)	640,077

Total liabilities and shareholders’ equity	$1,801,431	$123,036	$(133,641)	$1,790,826

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

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Third Quarter Ended December 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$400,790	$38,700	$—	$439,490
Cost of sales (excluding depreciation and amortization expense shown separately below)	239,453	24,778	—	264,231

Gross profit	161,337	13,922	—	175,259
Selling, general and administrative expenses:
Operating expenses	113,952	12,060	—	126,012
Depreciation and amortization	12,310	2,422	—	14,732

Total selling, general and administrative expenses	126,262	14,482	—	140,744
Operating income (loss)	35,075	(560)	—	34,515
Other (income) expense:
Interest income	(29)	—	—	(29)
Interest expense	14,747	—	—	14,747
Equity in (earnings) loss of subsidiaries	560	—	(560)	—
Other	252	—	—	252

Total other expense, net	15,530	—	(560)	14,970

Income (loss) before provision for income taxes	19,545	(560)	560	19,545
Provision for income taxes	6,853	—	—	6,853

Net income (loss)	$12,692	$(560)	$560	$12,692

Comprehensive income	$12,581	$—	$—	$12,581

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Three Quarters Ended December 29, 2012

(Successor)

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,125,417	$108,386	$—	$1,233,803
Cost of sales (excluding depreciation and amortization expense shown separately below)	682,032	68,800	—	750,832

Gross profit	443,385	39,586	—	482,971
Selling, general and administrative expenses:
Operating expenses	329,676	35,469	—	365,145
Depreciation and amortization	35,847	7,451	—	43,298

Total selling, general and administrative expenses	365,523	42,920	—	408,443
Operating income (loss)	77,862	(3,334)	—	74,528
Other (income) expense:
Interest income	(244)	(44)	—	(288)
Interest expense	45,861	—	—	45,861
Equity in (earnings) loss of subsidiaries	3,290	—	(3,290)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	319	—	—	319

Total other expense (income), net	65,572	(44)	(3,290)	62,238

Income (loss) before provision for income taxes	12,290	(3,290)	3,290	12,290
Provision for income taxes	4,279	—	—	4,279

Net income (loss)	$8,011	$(3,290)	$3,290	$8,011

Comprehensive income	$6,882	$—	$—	$6,882

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Third Quarter Ended December 31, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$367,878	$36,042	$—	$403,920
Cost of sales (excluding depreciation and amortization expense shown separately below)	216,538	22,167	—	238,705
Gross profit	151,340	13,875	—	165,215
Selling, general and administrative expenses:
Operating expenses	109,071	11,534	—	120,605
Depreciation and amortization	6,263	805	—	7,068

Total selling, general and administrative expenses	115,334	12,339	—	127,673
Operating income	36,006	1,536	—	37,542
Other (income) expense:
Interest income	(79)	—	—	(79)
Interest expense	34	6	—	40
Equity in (earnings) loss of subsidiaries	(1,530)	—	1,530	—
Other-than-temporary investment impairment due to credit losses	314	—	—	314
Other	(11)	—	—	(11)

Total other (income) expense, net	(1,272)	6	1,530	264

Income before provision for income taxes	37,278	1,530	(1,530)	37,278
Provision for income taxes	15,103	—	—	15,103

Net income	$22,175	$1,530	$(1,530)	$22,175

Comprehensive income	$22,524	$—	$—	$22,524

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Three Quarters Ended December 31, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,035,259	$100,039	$—	$1,135,298
Cost of sales (excluding depreciation and amortization expense shown separately below)	613,789	61,700	—	675,489
Gross profit	421,470	38,339	—	459,809
Selling, general and administrative expenses:
Operating expenses	314,904	33,634	—	348,538
Depreciation and amortization	18,413	2,358	—	20,771

Total selling, general and administrative expenses	333,317	35,992	—	369,309
Operating income	88,153	2,347	—	90,500
Other (income) expense:
Interest income	(281)	—	—	(281)
Interest expense	363	12	—	375
Equity in (earnings) loss of subsidiaries	(2,335)	—	2,335	—
Other-than-temporary investment impairment due to credit losses	345	—	—	345
Other	(73)	—	—	(73)

Total other (income) expense, net	(1,981)	12	2,335	366

Income before provision for income taxes	90,134	2,335	(2,335)	90,134
Provision for income taxes	35,162	—	—	35,162

Net income	$54,972	$2,335	$(2,335)	$54,972

Comprehensive income	$55,165	$—	$—	$55,165

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended December 29, 2012

(Successor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$59,617	$(5,491)	$(1,462)	$52,664

Cash flows from investing activities:
Purchases of property and equipment	(41,848)	(2,580)	—	(44,428)
Proceeds from sales of fixed assets	12,044	—	—	12,044
Purchases of investments	(1,525)	—	—	(1,525)
Proceeds from sale of investments	4,372	—	—	4,372
Investment in subsidiaries	(4,213)	—	4,213	—

Net cash used in investing activities	(31,170)	(2,580)	4,213	(29,537)

Cash flows from financing activities:
Payment of debt	(3,928)	—	—	(3,928)
Payment of debt issuance costs	(11,230)	—	—	(11,230)
Payments of capital lease obligation	(58)	—	—	(58)
Capital contributions	—	4,213	(4,213)	—

Net cash (used in) provided by financing activities	(15,216)	4,213	(4,213)	(15,216)

Net increase (decrease) in cash	13,231	(3,858)	(1,462)	7,911
Cash — beginning of period	23,793	3,973	—	27,766

Cash — end of period	$37,024	$115	$(1,462)	$35,677

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended December 31, 2011

(Predecessor)

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$36,804	$7,254	$—	$44,058

Cash flows from investing activities:
Purchases of property and equipment	(31,374)	(1,874)	—	(33,248)
Proceeds from sale of fixed assets	4	91	—	95
Purchases of investments	(50,927)	—	—	(50,927)
Proceeds from sale of investments	49,969	—	—	49,969

Net cash used in investing activities	(32,328)	(1,783)	—	(34,111)

Cash flows from financing activities:
Payments of capital lease obligation	(54)	—	—	(54)
Repurchases of common stock related to issuance of Performance Stock Units	(1,744)	—	—	(1,744)
Proceeds from exercise of stock options	3,338	—	—	3,338
Excess tax benefit from share-based payment arrangements	1,383	—	—	1,383

Net cash provided by financing activities	2,923	—	—	2,923

Net increase in cash	7,399	5,471	—	12,870
Cash — beginning of period	15,505	1,218	—	16,723

Cash — end of period	$22,904	$6,689	$—	$29,593

19.                               Subsequent Events

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and the Parent (and together with the Company, the “Corporation”), and as directors of the Company and Parent.  Conditional upon each of Messrs. Schiffer, Jeff Gold and Howard Gold executing and not revoking a release of claims against the Corporation and certain of its affiliates, each of Messrs. Schiffer, Jeff Gold and Howard Gold will receive benefits commensurable with the benefits payable to him upon a termination without cause under his Employment Agreement, effective January 13, 2012, with the Company and Parent.

Effective January 23, 2013, the Board of Directors of the Company and Parent elected Richard Anicetti and Michael Fung to serve as Interim President and Chief Executive Officer and Interim Executive Vice President and Chief Administrative Officer of the Corporation, respectively. Mr. Anicetti is currently a member of the Board of Directors of the Company and Parent.

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

On January 13, 2012, pursuant to the Agreement and Plan of Merger (the “Merger”), dated as of October 11, 2011, by and among 99¢ Only Stores, Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, we became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (together, the “Sponsors”) and Eric Schiffer, the Company’s former Chief Executive Officer, Jeff Gold, the Company’s former President and Chief Administrative Officer, Howard Gold, the Company’s former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).

The Merger was accounted for as a business combination in accordance with Accounting Standard Codification (“ASC”) 805, “Business Combinations,” whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness.  Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.  The accompanying discussion and analysis of results of operations and cash flows are presented for the “Predecessor” and “Successor” periods preceding and succeeding the Merger, respectively.  The Company’s fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and will end on March 30, 2013 and will consist of 52 weeks.  The Company’s fiscal year 2012 (“fiscal 2012”) consisted of the Successor period from January 15, 2012 to March 31, 2012 and the Predecessor period from April 3, 2011 to January 14, 2012, for a total of 52 weeks.  The third quarter ended December 29, 2012 (the “third quarter of fiscal 2013”) and the third quarter ended December 31, 2011 (the “third quarter of fiscal 2012”) were each comprised of 91 days.  The first three quarters ended December 29, 2012 (the “first three quarters of fiscal 2013”) and the first three quarters ended December 31, 2011 (the “first three quarters of fiscal 2012”) were each comprised of 273 days.

For the third quarter of fiscal 2013, we had net sales of $439.5 million, operating income of $34.5 million and net income of $12.7 million.  Sales increased during the third quarter of fiscal 2013 primarily due to a 4.3% increase in same-store sales, the full quarter effect of 13 new stores opened in fiscal 2012, and the effect of 12 new stores opened in fiscal 2013.  For the first three quarters of fiscal 2013, we had net sales of $1,233.8 million, operating income of $74.5 million and net income of $8.0 million.  Sales increased during the first three quarters of fiscal 2013 primarily due to a 4.3% increase in same-store sales, the full year effect of 13 new stores opened in fiscal 2012, and the effect of 12 new stores opened in fiscal 2013.

During the third quarter of fiscal 2013, we opened four stores in Southern California, one in Nevada and two in Texas and closed one store in California upon the expiration of a lease.  The Company plans to open approximately six additional stores during the fourth quarter of fiscal 2013 with the majority of new stores expected to be opened in California.  We believe that our near term growth in the remainder of fiscal 2013 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

Net Sales: Revenue is recognized at the point of sale in our 99¢ Only Stores (“retail sales”).  Bargain Wholesale sales revenue is recognized in accordance with the shipping terms agreed upon on the purchase order.  Bargain Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves the Company’s distribution facility.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached in accordance with ASC 605-50-25, “Revenue Recognition-Customer Payments and Incentives-Recognition.”  In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $19.7 million and $18.6 million for the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively, and totaled $56.7 million and $53.2 million for the first three quarters of fiscal 2013 and 2012, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	December 29, 2012	% of Net Sales	December 31, 2011	% of Net Sales	December 29, 2012	% of Net Sales	December 31, 2011	% of Net Sales
	(Successor)		(Predecessor)		(Successor)		(Predecessor)
	(In thousands, except percentages)
Net Sales:
99¢ Only Stores	$427,102	97.2%	$393,263	97.4%	$1,198,131	97.1%	$1,103,027	97.2%
Bargain Wholesale	12,388	2.8	10,657	2.6	35,672	2.9	32,271	2.8
Total sales	439,490	100.0	403,920	100.0	1,233,803	100.0	1,135,298	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	264,231	60.1	238,705	59.1	750,832	60.9	675,489	59.5
Gross profit	175,259	39.9	165,215	40.9	482,971	39.1	459,809	40.5
Selling, general and administrative expenses:
Operating expenses	126,012	28.7	120,605	29.9	365,145	29.6	348,538	30.7
Depreciation	14,290	3.3	7,064	1.7	41,973	3.4	20,758	1.8
Amortization of intangible assets	442	0.1	4	0.0	1,325	0.1	13	0.0
Total selling, general and administrative expenses	140,744	32.0	127,673	31.6	408,443	33.1	369,309	32.5
Operating income	34,515	7.9	37,542	9.3	74,528	6.0	90,500	8.0
Other (income) expense:
Interest income	(29)	0.0	(79)	0.0	(288)	0.0	(281)	0.0
Interest expense	14,747	3.4	40	0.0	45,861	3.7	375	0.0
Other-than-temporary investment impairment due to credit losses	—	0.0	314	0.1	—	0.0	345	0.0
Loss on extinguishment of debt	—	0.0	—	0.0	16,346	1.3	—	0.0
Other	252	0.1	(11)	0.0	319	0.0	(73)	0.0
Total other expense, net	14,970	3.4	264	0.1	62,238	5.0	366	0.0
Income before provision for income taxes	19,545	4.4	37,278	9.2	12,290	1.0	90,134	7.9
Provision for income taxes	6,853	1.6	15,103	3.7	4,279	0.3	35,162	3.1
Net income	$12,692	2.9%	$22,175	5.5%	$8,011	0.6%	$54,972	4.8%

Third Quarter Ended December 29, 2012 (Successor) Compared to Third Quarter Ended December 31, 2011 (Predecessor)

Net sales.  Total net sales increased $35.6 million, or 8.8%, to $439.5 million in the third quarter of fiscal 2013, from $403.9 million in the third quarter of fiscal 2012.  Net retail sales increased $33.8 million, or 8.6%, to $427.1 million in the third quarter of fiscal 2013, from $393.3 million in the third quarter of fiscal 2012.  Bargain Wholesale net sales increased by approximately $1.7 million, or 16.2%, to $12.4 million in the third quarter of fiscal 2013, from $10.7 million in the third quarter of fiscal 2012.  Of the $33.8 million increase in net retail sales, $16.8 million was due to a 4.3% increase in same-store sales.  The same-store sales increase was attributable to an approximately 1.7% increase in transaction counts and increase in an average ticket size by approximately 2.5%.  The full quarter effect of stores opened in fiscal 2012 increased net retail sales by $8.5 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $10.0 million.  The increase in sales was partially offset by a decrease in sales of approximately $1.5 million due to the effect of closing one store in California upon expiration of its lease during fiscal 2013.

Gross profit.  Gross profit increased $10.1 million, or 6.1%, to $175.3 million in the third quarter of fiscal 2013, from $165.2 million in the third fiscal quarter of 2012.  As a percentage of net sales, overall gross margin decreased to 39.9% in the third quarter of fiscal 2013, from 40.9% in the third quarter of fiscal 2012.  Among the gross profit components, cost of products sold increased by 80 basis points compared to third quarter of fiscal 2012, primarily due to a shift in product mix.  Inventory shrinkage increased by 50 basis points compared to third quarter of fiscal 2012, primarily due to higher inventory shrinkage based on the store physical inventories taken during the third quarter of fiscal 2013 and the resulting increase in our inventory shrinkage reserves.  The remaining change was made up of decreases in freight costs of 20 basis points and other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $5.4 million, or 4.5%, to $126.0 million in the third quarter of fiscal 2013, from $120.6 million in the third quarter of fiscal 2012.  As a percentage of net sales, operating expenses decreased to 28.7% for the third quarter of fiscal 2013, from 29.9% for the third quarter of fiscal 2012.  Of the 120 basis point decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 20 basis points, distribution and transportation costs decreased by 10 basis points, corporate expenses decreased by 10 basis points, and other items decreased by 80 basis points.

Retail operating expenses for the third quarter of fiscal 2013 decreased as a percentage of net sales by 20 basis points to 20.6% of net sales, compared to 20.8% of net sales for third quarter of fiscal 2012.  Utility and payroll-related expenses were slightly lower as a percentage of net sales, partially offset by small increases in rent and outside services as a percentage of net sales.

Distribution and transportation expenses for the third quarter of fiscal 2013 decreased as a percentage of net sales by 10 basis points to 4.5% of net sales, compared to 4.6% of net sales for the third quarter of fiscal 2012.

Corporate operating expenses for the third quarter of fiscal 2013 decreased as a percentage of net sales by 10 basis points to 3.1% of net sales compared to 3.2% of net sales for third quarter of fiscal 2012.

The remaining operating expenses for the third quarter of fiscal 2013 decreased as a percentage of net sales by 80 basis points to 0.4% compared to 1.2% of net sales for third quarter of fiscal 2012.  The decrease in other operating expenses compared to third quarter of fiscal 2012, was primarily due to legal and professional fees of approximately $4.1 million relating to the Merger incurred in the third quarter of fiscal 2012.

Depreciation and amortization.  Depreciation increased $7.2 million to $14.3 million in the third quarter of fiscal 2013 from $7.1 million in third quarter of fiscal 2012.  Depreciation as a percentage of net sales was 3.3% for the third quarter of fiscal 2013 and 1.7% for the third quarter of fiscal 2012.  Amortization of intangibles was $0.4 million in the third quarter of fiscal 2013.  Depreciation and amortization expense in the third quarter of fiscal 2013 were higher than in the third quarter of fiscal 2012, primarily due to the step-up in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income.  Operating income was $34.5 million for the third quarter of fiscal 2013 compared to operating income of $37.5 million for the third quarter of fiscal 2012.  Operating income as a percentage of net sales was 7.9% in the third quarter of fiscal 2013 compared to 9.3% in the third quarter of fiscal 2012.  The decrease in operating income as a percentage of net sales was primarily related to the changes in gross margin and depreciation and amortization as discussed above, partially offset by changes in operating expenses as described above.

Other income/expense, net.  Other expense, net was $15.0 million for the third quarter of fiscal 2013 compared to $0.3 million for the third quarter of fiscal 2012.  Other expense, net in the third quarter of fiscal 2013 primarily included $14.7 million of interest expense, reflecting debt service on borrowings used to finance the Merger.  Other expense, net in the third quarter of fiscal 2012 primarily included $0.3 million in investment impairment charges related to credit losses on the Company’s auction rate securities.  Interest income was less than $0.1 million for the third quarter of fiscal 2013 and fiscal 2012.

Provision for income taxes. The provision for income taxes was $6.9 million for the third quarter of fiscal 2013 compared to $15.1 million for the third quarter of fiscal 2012, due to the decrease in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 35.1% for the third quarter of fiscal 2013 and 40.5% for the third quarter of fiscal 2012.  There was no material change in the net amount of unrecognized tax benefits in the third quarter of fiscal 2013.

Net income.  As a result of the items discussed above, net income for the third quarter of fiscal 2013 was $12.7 million compared to net income of $22.2 million for the third quarter of fiscal 2012.  Net income as a percentage of net sales was 2.9% for the third quarter of fiscal 2013 compared to net income of 5.5% for the third quarter of fiscal 2012.

For the First Three Quarters Ended December 29, 2012 Compared to the First Three Quarters Ended December 31, 2011

Net sales.  Total net sales increased $98.5 million, or 8.7%, to $1,233.8 million for the first three quarters of fiscal 2013, from $1,135.3 million for the first three quarters of fiscal 2012.  Net retail sales increased $95.1 million, or 8.6%, to $1,198.1 million for the first three quarters of fiscal 2013, from $1,103.0 million for the first three quarters of fiscal 2012.  Bargain Wholesale net sales increased approximately by $3.4 million, or 10.5%, to $35.7 million for the first three quarters of fiscal 2013, from $32.3 million for the first three quarters of fiscal 2012.  Of the $95.1 million increase in net retail sales, $46.4 million was due to a 4.3% increase in same-store sales.  The same-store sales increase was attributable to an approximately 2.0% increase in transaction counts and increase in an average ticket size by approximately 2.3%.  The full year effect of stores opened in fiscal 2012 increased net retail sales by $34.5 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $15.5 million.  The increase in sales was partially offset by a decrease in sales of approximately $1.3 million due to the effect of closing one store in California upon expiration of its lease during fiscal 2013.

Gross profit.  Gross profit increased $23.2 million, or 5.0%, to $483.0 million for the first three quarters of fiscal 2013, from $459.8 million for the first three quarters of fiscal 2012.  As a percentage of net sales, overall gross margin decreased to 39.1% for the first three quarters of fiscal 2013, from 40.5% for the first three quarters of fiscal 2012.  Among the gross profit components, cost of products sold increased by 80 basis points compared to the first three quarters of fiscal 2012, primarily due to a shift in product mix and, to a lesser extent, merchandise price increases.  Inventory shrinkage increased 60 basis points compared to the first three quarters of fiscal 2012, primarily due to higher inventory shrinkage based on the store physical inventories taken during the first three quarters of fiscal 2013 and the resulting increase in our inventory shrinkage reserves.

Operating expenses.  Operating expenses increased by $16.6 million, or 4.8%, to $365.1 million for the first three quarters of fiscal 2013 compared to $348.5 million for the first three quarters of fiscal 2012.  As a percentage of net sales, operating expenses decreased to 29.6% for the first three quarters of fiscal 2013, from 30.7% for the first three quarters of fiscal 2012.  Of the 110 basis points decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 50 basis points, distribution and transportation expenses were flat, corporate expenses decreased by 10 basis points and other items decreased by 50 basis points.

Retail operating expenses for the first three quarters of fiscal 2013 decreased as a percentage of net sales by 50 basis points to 21.2% of net sales, compared to 21.7% of net sales for the first three quarters of fiscal 2012.  The majority of the decrease as a percentage of net sales was due to both lower utilities expenses, as well as lower payroll-related expenses (primarily due to improved store labor productivity and leveraging positive same-store sales).

Distribution and transportation expenses were flat at 4.6% as a percentage of net sales for the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012.

Corporate operating expenses for the first three quarters of fiscal 2013 decreased as a percentage of net sales by 10 basis points to 3.3%, compared to 3.4% of net sales for the first three quarters of fiscal 2012.

The remaining operating expenses for the first three quarters of fiscal 2013 decreased as a percentage of net sales by 50 basis points to 0.4% compared to 0.9% of net sales for the first three quarters of fiscal 2012.  The decrease in other operating expenses compared to the first three quarters of fiscal 2012 was primarily related to legal and professional fees of approximately $6.6 million relating to the Merger incurred in the first three quarters of fiscal 2012.

Depreciation and amortization.  Depreciation increased $21.2 million to $42.0 million for the first three quarters of fiscal 2013 from $20.8 million for the first three quarters of fiscal 2012.  Depreciation as a percentage of net sales was 3.4% for the first three quarters of fiscal 2013 and 1.8% for the first three quarters of fiscal 2012.  Amortization of intangibles was $1.3 million for the first three quarters of fiscal 2013.  Depreciation and amortization expense for the first three quarters of fiscal 2013 were higher than for the first three quarters of fiscal 2012, primarily due the step-up in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income.  Operating income was $74.5 million for the first three quarters of fiscal 2013 compared to operating income of $90.5 million for the first three quarters of fiscal 2012.  Operating income as a percentage of net sales was 6.0% for the first three quarters of fiscal 2013 compared to 8.0% for the first three quarters of fiscal 2012.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and depreciation and amortization as discussed above, partially offset by changes in operating expenses as described above.

Other income/expense, net.  Other expense, net was $62.2 million for the first three quarters of fiscal 2013 compared to $0.4 million for the first three quarters of fiscal 2012.  Other expense, net for the first three quarters of fiscal 2013 primarily included $45.9 million of interest expense, reflecting debt service on borrowings used to finance the Merger and a $16.3 million loss on extinguishment of debt relating to amendment of the First Lien Term Loan Facility (as defined below) in April 2012.  Interest income was $0.3 million for each of the first three quarters of fiscal 2013 and fiscal 2012.

Provision for income taxes.  The provision for income taxes was $4.3 million for the first three quarters of fiscal 2013 compared to $35.2 million for the first three quarters of fiscal 2012, due to the decrease in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 34.8% for the first three quarters of fiscal 2013 and 39.0% for the first three quarters of fiscal 2012.  There was no material change in the net amount of unrecognized tax benefits in the first three quarters of fiscal 2013.

Net Income.  As a result of the items discussed above, net income for the first three quarters of fiscal 2013 was $8.0 million, compared to net income of $55.0 million for the first three quarters of fiscal 2012.  Net income as a percentage of net sales was 0.6% for the first three quarters of fiscal 2013 compared to net income of 4.8% for the first three quarters of fiscal 2012.

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

As of the end of the third quarter of fiscal 2013, we held $36.2 million in cash and short-term investments, and had debt of $759.3 million consisting of borrowings under our First Lien Term Loan Facility of $509.3 million and $250 million of our Senior Notes (as defined below).  We have up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of December 29, 2012, availability under the ABL Facility subject to the borrowing base was $167.4 million.  We also have, and will continue to have, significant lease obligations.  As of December 29, 2012, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2013 are $12.3 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of December 29, 2012), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50 per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

On April 4, 2012, we amended the terms of our existing seven-year $525 million First Lien Term Loan Facility, and incurred refinancing costs of $11.2 million.  The amendment, among other things, decreased the applicable margin from London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Loan Facility.

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

As of December 29, 2012, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of December 29, 2012, amount outstanding under the First Lien Term Loan Facility was $509.3 million.

Following the end of each fiscal year, we are required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.

The First Lien Term Loan Facility includes restrictions on our ability and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to and make capital expenditures or merge or consolidate with or into, another company.  As of December 29, 2012, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter ended June 30, 2012 (the first quarter of fiscal 2013), we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid fees of $0.05 million to enter into the interest rate cap agreement.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at December 29, 2012 was a liability of $2.5 million.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of December 29, 2012) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at December 29, 2012) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unutilized commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended December 29, 2012).  We must also pay customary letter of credit fees and agency fees.

As of December 29, 2012 and March 31, 2012, we had no outstanding borrowings under the ABL Facility, and availability under the ABL Facility, subject to the borrowing base was $167.4 million as of December 29, 2012.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of December 29, 2012, we were in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  At March 31, 2012, the Senior Notes were guaranteed by each of our subsidiaries, 99 Cents Only Stores Texas, Inc., a Delaware corporation, and 99 Cents Only Stores, a Nevada corporation (“99 Cents Only Stores (Nevada)”).  In September 2012, 99 Cents Only Stores (Nevada), our inactive wholly owned subsidiary, was dissolved.  As of December 29, 2012, the Senior Notes are guaranteed by, 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement that required us to conduct an exchange offer enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable.  The exchange offer closed on November 7, 2012.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), we may redeem all or a part of the Senior Notes at certain redemption prices applicable based on the date of redemption.

The Senior Notes are (i) equal in right of payment with all of our and the Senior Notes Guarantor’s existing and future senior indebtedness; (ii) effectively junior to our and the Senior Notes Guarantor’s existing and future secured indebtedness, to the extent of the value of the interest of the holders of that secured indebtedness in the assets securing such indebtedness; (iii) unconditionally guaranteed on a senior unsecured unsubordinated basis by the Senior Notes Guarantor; and (iv) junior to the indebtedness or other liabilities of our subsidiaries that are not guarantors.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

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

As of December 29, 2012, we were in compliance with the terms of the Indenture.

Cash Flows

Net cash provided by operations during the first three quarters of fiscal 2013 and 2012 was $52.7 million and $44.1 million, respectively, consisting primarily of $75.5 million and $68.7 million, respectively, of net income adjusted for non-cash items.  During the first three quarters of fiscal 2013, we used cash of $23.7 million from working capital and provided cash of $0.8 million for other activities.  During the first three quarters of fiscal 2012, we used cash of $25.4 million for working capital and provided cash of $0.7 million of other activities.  Net cash used by working capital activities for the first three quarters of fiscal 2013 primarily reflects an increase in inventories and income taxes receivable and decreases in accrued expenses and workers’ compensation liability, partially offset by an increase in accounts payable and a decrease in accounts receivable.  Net cash used by working capital activities for the first three quarters of fiscal 2012 primarily reflects an increase in inventories and decrease in workers’ compensation liability.

Net cash used by investing activities during the first three quarters of fiscal 2013 was $29.5 million.  Net cash used in investing activities during the first three quarters of fiscal 2012 was $34.1 million.  In the first three quarters of fiscal 2013 and fiscal 2012, we used $44.4 million and $33.2 million, respectively, for the purchase of property and equipment.  Property purchases in the third quarter of fiscal 2013 included the acquisition for $13.5 million of a 1.6 acre site with two adjacent buildings and parking lots.  The site is in a high visibility commercial area of west Los Angeles, California that we plan to develop into one of our stores. We purchased $1.5 million of investments and received proceeds of $4.4 million from the sales and maturities of investments during the first three quarters of fiscal 2013.  We received proceeds of $12.0 million from the disposal and sale of fixed assets during the first three quarters of fiscal 2013.  We purchased $50.9 million of investments and received proceeds of $50.0 million from the sales and maturities of investments during the first three quarters of fiscal 2012.  We received proceeds of less than $0.1 million from the disposal and sale of fixed assets during the first three quarters of fiscal 2012.

Net cash used by financing activities during the first three quarters of fiscal 2013 was $15.2 million, which is comprised primarily of payment of debt issuance costs of $11.2 million and repayments of debt of $3.9 million.  Net cash provided by financing activities during the first three quarters of fiscal 2012 was $2.9 million, which is comprised primarily of $3.3 million in proceeds received from the exercise of stock options, partially offset by payments of $1.7 million used to satisfy the employee tax obligations related to the issuance of performance stock units as part of the our equity incentive plan.

We estimate that total capital expenditures in fiscal year 2013 will be approximately $68.5 million representing approximately $42 million for leasehold improvements, fixtures and equipment for new and existing stores, approximately $13.5 million for the acquisition of the west Los Angeles property, approximately $9 million for information technology projects and approximately $4 million for other capital projects.  We intend to fund our liquidity requirements in fiscal 2013 from net cash provided by operations, short-term investments and cash on hand, and the ABL Facility, if necessary.

Senior Management Changes

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and the Parent (and together with the Company, the “Corporation”), and as directors of the Company and Parent.  Conditional upon each of Messrs. Schiffer, Jeff Gold and Howard Gold executing and not revoking a release of claims against the Corporation and certain of its affiliates, each of Messrs. Schiffer, Jeff Gold and Howard Gold will receive benefits commensurable with the benefits payable to him upon a termination without cause under his Employment Agreement, effective January 13, 2012, with the Company and Parent.

Effective January 23, 2013, the Board of Directors of the Company and Parent elected Richard Anicetti and Michael Fung to serve as Interim President and Chief Executive Officer and Interim Executive Vice President and Chief Administrative Officer of the Corporation, respectively. Mr. Anicetti is currently a member of the Board of Directors of the Company and Parent.

Off-Balance Sheet Arrangements

As of December 29, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2012 is provided in the Registration Statement.  During the first three quarters of fiscal 2013, there was no material change in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense charged to operations for the third quarter of fiscal 2013 and 2012 was $15.7 million and $14.0 million, respectively.  Rental expense charged to operations for the first three quarters of fiscal 2013 and 2012 was $46.0 million and $41.8 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 17 to our Consolidated Financial Statements for the quarter ended December 29, 2012, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings and short-term investments.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of December 29, 2012, we had variable rate borrowings of $509.3 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on December 29, 2012.  The Credit Facilities provide interest rate options based on certain indices as described in Note 7 to our Consolidated Financial Statements for the quarter ended December 29, 2012, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of December 29, 2012, the fair value of the interest rate swap was recorded as a non-current liability of $2.5 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid $0.05 million to enter into the interest rate cap agreement.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in a reduction of our pre-tax earnings and cash flows of less than $0.1 million for the three months ended December 29, 2012.

At December 29, 2012, we had $0.5 million in securities maturing at various dates through April 2042.  We intend to liquidate all available for sale securities within one year.  At December 29, 2012, our investment portfolio contains auction rate securities, and therefore, should not bear any interest risk due to early disposition.  At December 29, 2012, the fair value of our investments approximated the carrying value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer each concluded that as of December 29, 2012, the Company’s controls and procedures were not effective due to the material weakness related to the accounting for debt extinguishment.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

As more fully described in Note 19 to our Consolidated Financial Statements on Form 10-Q/A for the quarter ended September 29, 2012 (as filed with the SEC on February 12, 2013), the material weakness resulted in an underreporting of a $16.3 million loss on debt extinguishment related to the portion of the unamortized debt issuance costs, unamortized OID and refinancing costs incurred with the repricing for the portion of the original First Lien Term Loan Facility that was extinguished, in the Company’s interim unaudited financial statements for the periods ended June 30, 2012 and September 29, 2012.

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

Based on the implementation of the above measures, the above mentioned material weakness has been remediated as of the date of filing of this Form 10-Q.

Changes in Internal Control over Financial Reporting

Except as described above, the Company did make any changes that materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 13 to our Consolidated Financial Statements for the quarter ended December 29, 2012 under the heading “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Registration Statement for information regarding the most significant factors affecting the Company’s operations.  Except as set forth below, as of December 29, 2012, there have been no material changes to the Risk Factors disclosed in the Registration Statement.

The following replaces the header and corresponding risk factor included in the Registration Statement:

We rely heavily on our executive management team and changes in our management team could adversely affect our business strategy, performance and results of operations.

We have historically relied heavily on the continued service of our executive management team.  Effective January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively.  Richard Anicetti and Michael Fung have been appointed Interim President and Chief Executive Officer and Interim Executive Vice President and Chief Administrative Officer, respectively; however, we have not yet identified permanent replacements for our former executives.  Competition for skilled and experienced management personnel is intense, and we may be unable to identify, hire and effectively integrate new members of management into senior positions on our anticipated timeframe or at all, which could disrupt our business.  Moreover, these and any other changes in management could result in changes to, or affect the execution of, our business strategy, which could adversely affect our performance and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of 99¢ Only Stores. (1)

3.2	Amended and Restated Bylaws of 99¢ Only Stores. (1)

10.40

Amendment, dated as of December 21, 2012, to the Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.*

10.41

Amendment, dated as of December 21, 2012, to the Lease for 6161 Atlantic Boulevard, Maywood, California, dated January 13, 2012, by and between the Registrant as Tenant and 6135-6161 Atlantic Boulevard Partnership as Landlord.*

10.42

Amendment, dated as of December 21, 2012, to the Lease for 14139 Paramount Boulevard, Paramount, California, dated January 13, 2012, by and between the Registrant as Tenant and David Gold and Sherry Gold, Trustees of the Gold Revocable Trust Dated 10/26/2005 as Landlord.*

10.43

Amendment, dated as of December 21, 2012, to the Lease for 6122-6130 Pacific Boulevard, Huntington Park, California, dated January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.*

10.44

Amendment, dated as of December 21, 2012, to the Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated January 13, 2012, by and between Au Zone Investment #2, L.P. as Landlord and the Registrant as Tenant.*

10.45

Amendment, dated as of December 21, 2012, to the Lease for 5599 Atlantic Avenue, North Long Beach, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.*

10.46

Amendment, dated as of December 21, 2012, to the Lease for 1514 North Main Street, Santa Ana, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord.*

10.47

Amendment, dated as of December 21, 2012, to the Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.*

10.48

Amendment, dated as of December 21, 2012, to the Lease for 8625 Woodman Avenue, Arleta, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.*

10.49

Amendment, dated as of December 21, 2012, to the Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.*

10.50

Amendment, dated as of December 21, 2012, to the Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.*

10.51

Amendment, dated as of December 21, 2012, to the Lease for 12123-12125 Carson Street, Hawaiian Gardens, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P., as Landlord.*

10.52

Amendment, dated as of December 21, 2012, to the Lease for 2606 North Broadway, Los Angeles, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.*

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