Form 10-K
period 2013-03-30
99 CENTS ONLY STORES
filed 2013-07-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2013

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant is privately held.  There is no trading in the registrant’s shares and therefore an aggregate market value based on the registrant’s common stock is not determinable.

As of May 31, 2013, there were 100 shares of the registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 100 shares of registrant’s Class B Common Stock, par value $0.01 per share, outstanding, none of which are publicly traded.

As used in this annual report (this “Report”), unless the context suggests otherwise, the terms “Company,” “99¢ Only,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries. We refer to our stores located in California, Nevada and Arizona as “Western States” stores.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of 99¢ Only Stores and our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, and (b) our business and growth strategies (including our new store opening growth rate), that are not historical in nature. Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are and will be based on our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  We may not realize our expectations and our estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should carefully review the risk factors described in this Report and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and any current reports on Form 8-K.

EXPLANATORY NOTE

We are in the process of upgrading our systems for accounting for merchandise inventories.  Among other things, we are preparing to implement an SAP system that will enable us, for the first time, to track inventory at each retail store on a perpetual basis by stock keeping unit (or SKU). The SAP implementation process will begin in fiscal 2014, with all stores expected to be included by the end of fiscal 2015.  In anticipation of the implementation of this system, during the second half of fiscal 2013 we performed physical counts and established inventory cost and retail by SKU at 81 of our more than 300 retail stores. In prior periods, we had originally determined the value of store level inventory by performing physical counts for each price point category and then converted those retail values to cost basis by applying a year-to-date cost percentage per store.  For the 81 stores where the counts were taken by SKU, we determined total retail values by merchandise category and applied each category’s cost percentage to determine the value of the inventory.  As a result of this analysis, we determined that single average cost percentage by store was not consistent with the inventory on hand at the applicable balance sheet date based on the higher turnover of low margin product.  As of March 30, 2013 and for all prior periods since Merger, we revised the calculation to include a year-to-date cost percentage per merchandise category applied to the estimated retail value for all stores by merchandise category. The result of the foregoing evaluation indicated an overstatement in total inventory of $13.3 million at the Merger date, and represents an amount that has accumulated over prior periods.

Management evaluated the materiality of this error quantitatively and qualitatively, and has concluded that it was not material, to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the error in fiscal 2013, would have had a material effect on the fiscal 2013 financial statements, the correction was reflected retroactively within the March 31, 2012 balance sheet, and the purchase price allocation as of the Merger date, which resulted in a $8.0 million increase to goodwill, a $5.3 million increase to deferred tax assets, and a $13.3 million decrease to inventories.

Fiscal Periods and Basis of Presentation

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. As described in more detail below, on January 13, 2012, we merged with Number Merger Sub, Inc. and became a subsidiary of Number Holdings, Inc., an entity controlled by affiliates of Ares Management LLC (“Ares Management”) and Canada Pension Plan Investment Board and certain rollover investors (the “Merger”).  As a result of the Merger, the accompanying financial information is presented for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively.  Our fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks. Our fiscal year 2012 (“fiscal 2012”) is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks (the “fiscal 2012 Successor period”) and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks (the “fiscal 2012 Predecessor period”), for a total of 52 weeks.  Our fiscal year 2011 (“fiscal 2011”) (Predecessor) began on March 28, 2010 and ended on April 2, 2011, consisting of 53 weeks with one additional week included in the fourth quarter .  Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal year 2012”.  Our fiscal year 2014 (“fiscal 2014”) will consist of 52 weeks beginning March 31, 2013 and ending March 29, 2014.

PART I

Item 1. Business

With over 30 years of operating experience, we believe, based on our industry experience, that we are a leading operator of extreme value retail stores in the southwestern United States. As of March 30, 2013, we operated 316 stores located in the states of California (232 stores), Texas (39 stores), Arizona (29 stores) and Nevada (16 stores). Our stores offer consumable products and other household items with an emphasis on name brands and our items are primarily priced at 99.99¢ or less. We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise.  In addition, we carry many fresh produce, deli, dairy and frozen food products found in traditional grocery stores, which we sell at generally lower, sometimes significantly lower, prices. Our core philosophy is that every item in our store be a good to great value. We believe that our differentiated merchandise mix, combined with outstanding value, enables us to appeal to a broad consumer demographic, increases our overall customer traffic and frequency of customer visits, as well as strengthens our customer loyalty. Our stores are significantly larger than those of other U.S. publicly reporting dollar store chains, enabling us to offer a wider assortment of merchandise and provide our customers with a spacious, comfortable shopping experience.

In fiscal 2013, on a comparable 52-week period, our stores open for the full year averaged net sales of $5.3 million per store and $321 per estimated saleable square foot, which we believe, based on our industry experience, is the highest among U.S. publicly reporting dollar store chains.  We opened 19 new stores during fiscal 2013, including 14 stores in California, three in Nevada and two in Texas. We closed one store during fiscal 2013.  In fiscal 2014, we currently intend to increase our store count by approximately 10%, all of which are expected to be opened in our existing markets.

We also sell merchandise through our Bargain Wholesale division at prices generally below normal wholesale levels to retailers, distributors and exporters.  The Bargain Wholesale division complements our retail operations by exposing us to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses.  Bargain Wholesale represented 2.9% of our total sales in fiscal 2013.

Merger

On January 13, 2012, pursuant to the Agreement and Plan of Merger, dated as of October 11, 2011 (the “Merger Agreement”), by and among 99¢ Only Stores, Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, we became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management (“Ares”), Canada Pension Plan Investment Board (“CPPIB” and together with Ares, the “Sponsors”) and the Rollover Investors (as defined below).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, no par value (“Company common stock”), was converted into the right to receive $22.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), excluding (1) shares held by any shareholders who were entitled to and who have properly exercised dissenters’ rights under California law, and (2) shares held by Parent, Merger Sub or any other wholly owned subsidiary of Parent, which included the shares contributed to Parent prior to the completion of the Merger by Eric Schiffer, our former Chief Executive Officer, Jeff Gold, our former President and Chief Operating Officer, Howard Gold, our former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  In addition, each outstanding stock option was cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price for each share subject to the applicable option. Each restricted stock unit (“RSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the RSU multiplied by the Merger Consideration. Each performance stock unit (“PSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the PSU multiplied by the Merger Consideration.

At the effective time of the Merger, each share of Company common stock was converted into the right to receive the Merger Consideration.  As a result of the Merger, the Company common stock was delisted from the New York Stock Exchange and we ceased to be a publicly held and traded corporation.

The total cash merger consideration paid was approximately $1.6 billion, which was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Sub in connection with debt financing consisting of (i) $535 million of funded debt provided by Royal Bank of Canada, Bank of Montreal, Deutsche Bank Trust Company Americas, City National Bank, a National Banking Association, Siemens Financial Services, Inc. and HSBC Bank USA, N.A. under (a) a $525 million first lien term loan facility (as amended, the “First Lien Term Loan Facility”), and (b) $10 million of borrowings under a $175 million first lien based revolving credit facility (the “ABL Facility” and together with the First Lien Term Loan Facility, the “Credit Facilities”) and (ii) issuance of $250 million 11% senior unsecured notes due 2019 (the “Senior Notes”).  In addition, the Rollover Investors contributed approximately 4,545,451 shares of Company common stock, valued at the $22.00 per share merger consideration, to Parent, in exchange for approximately 15.73% of the outstanding common stock of Parent.

Our Competitive Strengths

Differentiated Retail Concept

We believe our stores offer consumers an extreme value shopping experience that is unique in our industry due to:

•                  Our current average store size of approximately 21,000 gross square feet and our target average store size of approximately 15,000 to 20,000 gross square feet, both of which we believe are significantly larger than stores of other U.S. publicly reporting dollar store chains, enabling us to carry a wide assortment of merchandise in a clean, attractive and comfortable shopping environment;

•                  Our large selection of food and grocery items, which is approximately 55% of gross sales, and includes many of the fresh produce, deli, dairy and frozen food items found in traditional grocery stores generally at lower, sometimes significantly lower, prices. We believe our extensive food and grocery offerings drive recurring traffic from customers who rely on us for their weekly household needs;

•                  Our wide assortment of closeout merchandise, which helps create an atmosphere of treasure-hunt excitement within our stores. We believe that our wide assortment of closeout merchandise is a competitive advantage as many of our competitors lack the supplier relationships, management expertise or logistical capabilities to handle as large a percentage of sales as we do in closeout merchandise; and

•                  Our core philosophy that every item in our store be a good to great value.

We believe, based on our industry experience, that these competitive strengths enable us to be the most productive stores among U.S. publicly reporting dollar store chains when ranked by sales per store and average sales per square foot.

Attractive Industry Fundamentals

The U.S. dollar store industry is large and growing, and we believe benefits from a number of attractive industry fundamentals which will continue to support our growth, including:

•                  Historical and projected growth in dollar store revenues driven by the addition of new dollar stores and the increasing acceptance of dollar stores among consumers;

•                  Same store sales growth among U.S. publicly reporting dollar store chains, which are outperforming many other retail channels, particularly U.S. publicly reporting traditional grocery stores;

•                  Within the dollar store industry, the opportunity for larger chains, including 99¢ Only, to grow faster than the overall industry, the balance of which we believe consists primarily of independent store operators; and

•                  Strong historical performance by dollar stores throughout economic cycles.

We believe that these attractive industry fundamentals, when combined with the large population size and favorable income and demographic attributes within our existing markets, represent growth opportunities for 99¢ Only.

Attractive Store Footprint

We have over 30 years of experience operating our stores.  We currently operate a large network of extreme value retail stores in California and have a strong presence in three other southwestern states. Our stores are typically clustered in and around densely populated areas. We believe that many of our stores are more convenient than traditional “big box” retailers that typically occupy larger buildings located in less urban areas as a result of their store size requirements. We have clustered many of our stores around major cities that we serve, which enables us to leverage our strong brand awareness as well as achieve significant economies of scale in the areas of advertising, distribution and store logistics. We believe that the density of our store geographic coverage is a competitive advantage and would be difficult to replicate.

We believe that our southwestern markets have attractive attributes that support our business model. Our markets generally have large, growing and ethnically diverse populations. Many of the cities we serve have high proportions of low-income consumers, as well as nearby middle and upper middle income consumers, who we believe are increasingly shopping dollar stores.

Strong Supplier Relationships and Sourcing Expertise

We believe that our sourcing expertise and our long-standing, mutually beneficial supplier relationships are competitive advantages. Many of our suppliers have been supplying products to us for over 20 years. We are a trusted partner and a preferred buyer to our suppliers, many of whom we believe contact 99¢ Only first when they are selling closeout inventory. We believe we are a preferred buyer due to our ability to, among other things:

•                  Make immediate buying decisions;

•                  Acquire large volumes of inventory and take possession of goods immediately;

•                  Pay cash or accept abbreviated credit terms; and

•                  Purchase goods that have a shorter than normal shelf life or are off-season or near the end of a selling season.

We believe our supplier relationships are also strengthened by our ability to minimize channel conflict for the manufacturer as well as our ability to quickly and discreetly sell products through well-maintained, attractively merchandised stores, which protects the supplier’s brand image.

Strong Financial Performance and Compelling Unit Economics

Our store base is profitable and growing. Our stores continue to demonstrate strong revenue growth, having posted positive same-stores sales growth in nine out of the ten past years with same-store sales growth of 4.3% in fiscal 2013.

With our strong store sales productivity metrics, our new store model generates attractive cash on cash returns. Our newly opened stores ramp up quickly and typically reach near full sales volumes within the first 12 months. Historically, our new stores have demonstrated relatively consistent profitability levels as a percentage of sales across fiscal years. Our stores have a low cost operating model with attractive margins, low maintenance capital expenditures and low ongoing working capital needs.

Our Business Strategy

Continue to Deliver Great Merchandise at Exceptional Value to Our Customers

Our merchandising strategy is centered around our core philosophy that every item in the store be a good to great value. Our convenient retail format, differentiated product offering and strong value proposition appeal to a broad consumer demographic and have been the cornerstones of our success. By continuing to leverage our sourcing expertise, vendor relationships, existing store network and economies of scale in purchasing, warehousing and distribution, we believe that we will be able to further strengthen our brand, increase our revenues and enhance our profitability.

Further Strengthen Our Merchandising Strategy

We plan to continue improving our merchandise assortment and in-store merchandising. We believe that opportunities exist to increase the average sales transaction size by reducing the frequency of out of stock items, optimizing display size, improving cross merchandising of related products, implementing additional plan-o-gram sections and enhancing category management. In addition, we believe that considerable opportunities exist to increase the sales of private label and directly sourced imported products which typically carry higher than average gross margins. We offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items. By improving our merchandising strategy we believe we can increase our sales and profitability and improve customer satisfaction.

Continue to Improve Store Operations and Logistics

We intend to continue to implement best practices to strengthen the operational performance of our stores. At the store level, we intend to optimize the flow of goods to and through the store, reduce stocking costs, improve product displays and better utilize our shelf space. We also believe there are opportunities to further improve our operations through automated replenishment, automated labor scheduling and time and attendance tracking to better control our product flow and store level expenses. At our warehouses, we intend to continue to drive operating efficiencies through consolidating and improving our warehouse, labor and logistics systems as well as drive integrated supply chain initiatives to reduce operating costs. Through our operationally focused strategies, we believe we can further improve our profitability and competitive position.

Pursue Measured Store Growth

We believe that considerable opportunities exist to open new stores within our existing markets. We currently intend to expand our store base by approximately 10% per annum over the next five years, primarily in our existing markets and almost exclusively under leases. We believe that by continuing to open stores in our markets we can continue to grow our brand awareness, increase sales and leverage our existing infrastructure.

Retail Operations

Our stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise, which we sell at generally significant discounts from standard retail prices. Merchandise sold in our 99¢ Only stores is priced primarily at or below 99.99¢ per item.

The following table sets forth certain relevant information with respect to our retail operations (dollar amounts in thousands, except percentages and sales per square footage):

	Years Ended
	March 30, 2013		March 31, 2012 (c)		April 2, 2011		March 27, 2010		March 28, 2009
	(Successor)		(Pro Forma)		(Predecessor)		(Predecessor)		(Predecessor)
Net retail sales	$1,620,683		$1,488,094		$1,380,357	(e)	$1,314,214		$1,262,119
Annual net retail sales growth rate	8.9%		7.8%		5.0	%(e)	4.1%		8.9%
Store count at beginning of year	298		285		275		279		265
New stores	19		13		11		9		19
Stores closed	1	(a)	—		1	(f)	13	(h)	5	(j)

Total store count at year-end	316		298		285		275		279
Average net sales per store open the full years(l)	$5,327	(b)	$5,152	(d)	$4,874	(g)	$4,848	(i)	$4,642	(k)
Estimated store saleable square foot	5,211,483		4,948,344		4,758,432		4,606,728		4,703,630
Average net sales per estimated saleable square foot(l)	$321	(b)	$309	(d)	$291	(g)	$289	(i)	$273	(k)
Change in comparable net sales(m)	4.3%		7.3%		0.7%		3.9%		3.7%

(a) One California store was closed due to the expiration of its lease and one new store was opened nearby.

(b) Includes 39 Texas stores open for a full year. Texas stores open for the full year on a comparable 52-week period had average sales of $3.7 million per store and average sales per estimated saleable square foot of $203. All Western States stores open for the full year on a comparable 52-week period had average sales of $5.6 million per store and $339 of average sales per estimated saleable square foot.

(c) The amount in pro forma fiscal year ended March 31, 2012 column represents the mathematical combination of the Predecessor financial data from April 3, 2011 to January 14, 2012 and the Successor financial data from January 15, 2012 to March 31, 2012 included in our Consolidated Financial Statements.

(d) Includes 35 Texas stores open for a full year. Texas stores open for the full year on a comparable 52-week period had average sales of $3.6 million per store and average sales per estimated saleable square foot of $197. All Western States stores open for the full year on a comparable 52-week period had average sales of $5.4 million per store and $326 of average sales per estimated saleable square foot.

(e) For fiscal 2011, net retail sales were $1,380.4 million and based on a 53-week period, compared to a 52-week period for the other periods presented.

(f) One California store was closed due to the expiration of its lease.

(g) Includes 32 Texas stores open for a full year. Texas stores open for the full year on a comparable 52-week period had average sales of $3.4 million per store and average sales per estimated saleable square foot of $181. All Western States stores open for the full year on a comparable 52-week period had average sales of $5.1 million per store and $307 of average sales per estimated saleable square foot.

(h) 12 underperforming stores in Texas were closed in fiscal 2010 and one California store was closed due to the expiration of its lease.  See Note 12, “Texas Market” to our Consolidated Financial Statements for additional information regarding the Texas Market.

(i) Includes 31 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $180. All Western States stores open for the full year had average sales of $5.0 million per store and $305 of average sales per estimated saleable square foot.

(j) Four underperforming stores in Texas were closed in fiscal 2009 and one additional Texas store was closed due to a hurricane which was re-opened in May 2009.  The leases had expired for two of the four stores that were closed in fiscal 2009.

(k) Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store and average sales per estimated saleable square foot of $142. All Western States stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

(l) For stores open for the entire fiscal year.

(m) Change in comparable store net sales compares net sales for all stores open at least 15 months. We normally do not relocate stores or close them if renovations are taking place. In a rare situation where a store is relocated, or closed and later re-opened at the same location, the relocated or re-opened store is considered a new store for any comparable store sales analysis, and would only be included in the comparable store sales analysis once it has been open, or re-opened, for 15 months.

Merchandising.  All of our stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. We also carry private-label consumer products made for us. Our merchandising strategy is centered on our philosophy that every item in our store be a good to great value. We believe that the success of our 99¢ Only stores concept arises in part from the value inherent in pricing consumable items primarily at 99.99¢ or less per item, many of which are name-brands, and most of which typically retail elsewhere at higher prices.  We offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.

Approximately 55% of our gross sales are from products available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently changes, depending primarily upon the availability of closeout and other special-situation merchandise at suitable prices. Approximately 45% of our sales are from closeout merchandise, which we believe represents a significantly larger percentage of closeout merchandise than those of other U.S. publicly reporting dollars stores chains, some of whom carry few or no closeouts. We currently expect to be able to obtain sufficient name-brand closeouts, as well as re-orderable merchandise, at attractive prices. We believe that the frequent changes in specific name-brands and products found in our stores from one week to the next, encourage impulse and larger volume purchases, result in customers shopping more frequently, and help to create a sense of urgency, fun and excitement. Unlike many extreme value retailers, we rarely impose limitations on the quantity of specific value-priced items that may be purchased in a single transaction.

We believe that we differentiate ourselves from traditional dollar stores by offering a wider assortment of food and grocery items, including perishables, which collectively account for approximately 55% of our revenue. Substantially all of our stores have free-standing fresh and refrigerated produce displays as well as built-in refrigerated and frozen food wall units. We believe that many of our customers shop at our stores weekly for their groceries and frequently shop 99¢ Only first before supplementing these purchases at other food stores.

We estimate that approximately one-third of our sales are derived from products produced outside the United States, varying depending on the season and closeout activity. All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us.  In addition to our significant name-brand offerings, we offer secondary and generic brands, plus a smaller portion of domestically and internationally sourced private label merchandise. We believe that opportunities exist to increase the volume of private label and directly sourced foreign merchandise.

Our retail sales by product category for fiscal 2013, pro forma fiscal 2012 and fiscal 2011 are set forth below:

	Years Ended
	March 30, 2013	March 31, 2012	April 2, 2011
	(Successor)	(Pro Forma)	(Predecessor)
Product Category:
Food and grocery	55%	56%	55%
Household and housewares	14%	14%	14%
Health and beauty care	9%	9%	10%
Hardware	3%	3%	3%
Stationery and party	5%	6%	5%
Seasonal	5%	4%	4%
Other	9%	8%	9%
	100%	100%	100%

We target value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit card, debit card or EBT (electronic benefit transfers). Our stores currently do not accept checks or manufacturer’s coupons. Our stores are open every day except Christmas, with operating hours designed to meet the needs of families.

Store Size, Layout and Locations.  We strive to provide stores that are attractively merchandised, brightly lit, clean, well-maintained, “destination” locations. Our stores are typically clustered around densely populated areas where it is convenient for our customers to do their weekly household shopping. The layout of each of our stores is customized to the configuration of the individual location. The interior of each store is designed to reflect a generally uniform format, featuring consistent merchandise displays, bright lighting, low shelving height that allows visibility throughout the store, customized check-out counters and a distinctive color scheme on its interior and exterior signage, price tags, baskets and shopping bags. We emphasize a strong visual presentation in all key traffic areas of each store. Merchandising displays are maintained and updated throughout the day and often incorporate seasonal themes to improve our customers’ shopping experience. We believe that the frequently changing value priced name-brand products, our convenient and inviting layout, and the low shelving height help encourage the typical customer to shop more of the entire store.

Advertising.  Advertising expenditures were $5.4 million, $5.5 million and $5.5 million or 0.3%, 0.4% and 0.4% of net retail sales for fiscal 2013, pro forma fiscal 2012 and fiscal 2011, respectively.  We allocate the majority of our advertising budget to print advertising. Our advertising strategy emphasizes the offering of nationally recognized, name-brand merchandise at significant savings. We manage our advertising expenditures by an efficient implementation of our advertising program combined with word-of-mouth publicity, locations with good visibility, and efficient signage. Because of our distinctive grand opening promotional campaign, which usually includes the pricing of nine televisions and other high value items at only 99¢ each, our grand openings often attract long lines of customers and receive media coverage.

Purchasing

We believe a primary factor contributing to our success is our ability to identify and take advantage of opportunities to purchase merchandise with high customer appeal at prices lower than regular wholesale. We purchase most merchandise directly from the manufacturer. Other sources of merchandise include wholesalers, manufacturers’ representatives, importers, barter companies, auctions, professional finders and other retailers, varying on the season and closeout activity.

We seldom have continuing contracts for the purchase of merchandise and must continuously seek out buying opportunities from both our existing suppliers and new sources. No single supplier accounted for more than 5% of our total purchases in fiscal 2013. During fiscal 2013, we purchased merchandise from more than 999 suppliers, including 3M, Colgate-Palmolive, Dole, Energizer Battery, Frito-Lay, General Mills, Georgia Pacific, Hasbro, Heinz, Hershey Foods, Johnson & Johnson, Kellogg’s, Kraft, Nestle, Procter & Gamble, Quaker and Unilever. Many of these companies have been supplying products to us for over twenty years.

A significant portion of the merchandise purchased by us in fiscal 2013 was closeout or special-situation merchandise. We have developed strong relationships with many manufacturers and distributors who recognize that our special-situation merchandise can be moved quickly through our retail and wholesale distribution channels. Our buyers continuously search for closeout opportunities.

Our experience and expertise in buying merchandise has enabled us to develop relationships with many manufacturers that often offer some or all of their closeout merchandise to us prior to attempting to sell it through other channels. The key elements to these supplier relationships include our (i) ability to make immediate buying decisions; (ii) experienced buying staff; (iii) willingness to take on large volume purchases and take possession of merchandise immediately; (iv) ability to pay cash or accept abbreviated credit terms; (v) commitment to honor all issued purchase orders; and (vi) willingness to purchase goods close to a target season or out of season. We believe our relationships with our suppliers are further enhanced by our ability to minimize channel conflict for a manufacturer.

Our strong relationships with many manufacturers and distributors, along with our ability to purchase in large volumes, also enable us to purchase re-orderable name-brand goods at discounted wholesale prices.

We utilize and develop private label consumer products to broaden the assortment of merchandise that is consistently available and to maintain attractive margins. We also import merchandise in product categories such as kitchen items, housewares, toys, seasonal products, party, pet-care and hardware which we believe are not brand sensitive to consumers.

Warehousing and Distribution

An important aspect of our purchasing strategy involves our ability to warehouse and distribute merchandise quickly and with flexibility. Our distribution centers are strategically located to the Long Beach, CA and Los Angeles, CA port systems, the rail yards in the City of Commerce and the major California interstate arteries. This enables quick turnaround of time-sensitive products as well as provides long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items.

We utilize both our private fleet and outside carriers for our store deliveries / backhauls and vendor pick-ups. We have primarily used common carriers or owner-operators to deliver to stores outside of Southern California including our stores in Northern and Central California, Texas, Arizona and Nevada. We currently plan to add to our dry deep reserve capacity and cold distribution capacity in California. We believe our Texas distribution center has the capacity to support our planned growth in that region for the next several years. However, there can be no assurance that our existing warehouses will provide adequate storage space for our long-term storage needs or to support sales levels at peak seasons for all products, that high levels of opportunistic or seasonal purchases may not temporarily exceed the warehouse capacity, or that we will not make changes, including capital expenditures, to expand or otherwise modify our warehousing and distribution operations.

We arrange with vendors of certain merchandise to ship directly to our store locations. Our primary distribution practice, however, is to have merchandise delivered from our vendors to our warehouses and then shipped to our store locations.

Additional information pertaining to warehouse and distribution facilities is described under Item 2. Properties.

Information Systems

We currently operate financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites.  We also operate several proprietary systems that are tightly coupled with HighJump warehouse solutions. These proprietary systems include an IBM UNIX-based purchase order and inventory control system, a store ordering system, and a store back office personal computer system.

We have recently completed the process of converting to SAP’s Master Data Management system and SAP’s Point-of-Sale barcode scanning system to record and process retail sales.  In early fiscal 2015, we plan to migrate the majority of our procurement and financial systems to SAP, including Purchasing, Inventory Management, Sales Audit, Accounts Payable, General Ledger and Financial Reporting. In conjunction with this SAP implementation project, we plan to re-platform and refresh our store ordering system, order management and business intelligence tools and infrastructure.  Combined with the roll-out of a new store inventory management system later in fiscal 2015, we expect that these new systems will provide a foundation to implement new planning, allocation and replenishment systems in fiscal 2015 and fiscal 2016 and that we will retire the majority of our proprietary systems in the headquarters and stores.

Competition

We face competition in both the acquisition of inventory and the sale of merchandise from other discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of our Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other extreme value retailers, for the purchase of quality closeout and other special-situation merchandise. Some of these competitors have substantially greater financial resources and buying power than us. Our ability to compete will depend on many factors, including the success of our purchase and resale of such merchandise at lower prices than our competitors. In addition, we may face intense competition in the future from new entrants in the extreme value retail industry that could have an adverse effect on our business and results of operations.

We believe that we are able to compete effectively against other dollar stores as a result of our differentiated retail format, the larger size and more convenient location of our stores, our economies of scale in our operations and nearly three decades of experience operating in the industry. For products where we compete with traditional grocery stores, such as fresh produce, deli, dairy and frozen food items, we believe that we have lower to significantly lower prices than our grocery competitors and our stores are often more convenient. For products where we compete with warehouse clubs and mass merchandisers, we believe we compete effectively on the basis of generally lower prices, no membership fees, more convenient store locations and smaller, easier to navigate stores.

Employees

At March 30, 2013, we had approximately 13,700 employees including approximately 12,200 in our retail operations, 1,000 in our warehousing and distribution operations and 500 in our corporate offices. We consider relations with our employees to be good. We offer certain benefits to eligible employees, including life, health and disability insurance, paid time off (vacation, holidays, and sick leave), a 401(k) plan (which we match) and a deferred compensation plan for certain of our key management employees.

None of our employees are party to a collective bargaining agreement and none are represented by a labor union.

Trademarks and Service Marks

“99¢ Only Stores,” “Rinso,” and “Halsa” are among our service marks and trademarks, and are listed on the United States Patent and Trademark Office Principal Register. “Bargain Wholesale” is among the fictitious business names we use. We believe that our trademarks, service marks, and fictitious business names are an important but not critical element of our merchandising strategy. We routinely undertake enforcement efforts against certain parties whom we believe are infringing upon our “99¢” family of marks and our other intellectual property rights, although we believe that simultaneous litigation against all persons everywhere whom we believe to be infringing upon these marks is not feasible.

Seasonality

For information regarding the seasonality of our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Seasonality and Quarterly Fluctuations,” which is incorporated by reference in this Item 1.

Environmental Matters

In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. We have several storage tanks at our warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at our two main Southern California warehouses; an aboveground propane storage tank at our leased Slauson distribution center in City of Commerce, California; and an aboveground propane tank located at the warehouse we owned in Eagan, Minnesota, which was sold in June 2012. Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance, concerning our owned or leased real estate.

Available Information

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports through a hyperlink from the “Investor Relations” portion of our website, www.99only.com, to the Securities and Exchange Commission’s website, www.sec.gov.  Such reports are available on the same day that we electronically filed them with or furnished to the Securities and Exchange Commission.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Copies of the reports and other information we file with the Securities and Exchange Commission may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington D.C., 20549, or on the Internet at http://sec.gov.  Copies of all or a portion of such materials can be obtained from the Securities and Exchange Commission upon payment of prescribed fees.  Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information.

Item 1A. Risk Factors

Risks Related to Our Business

Inflation may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less

Our ability to provide quality merchandise for profitable resale primarily at a price point of 99.99¢ or less is subject to certain economic factors which are beyond our control. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on incremental costs due to wholesale price increases or other factors. A sustained trend of significantly increased inflationary pressure could require us to abandon our customary practice of pricing our merchandise primarily at no more than 99.99¢, which could have a material adverse effect on our business and results of operations. We can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and increasing the price of merchandise presently sold at less than 99.99¢ (e.g., we currently price some items at 29.99¢, 59.99¢, and the like, and also sell other items at two at 99.99¢, three at 99.99¢, and so forth), but there are limits to the ability to effectively increase prices on a sufficiently wide range of merchandise in this manner while rarely exceeding a dollar. In certain circumstances, we have discontinued and may continue to discontinue some items from our offerings due to vendor wholesale price increases or availability, which may adversely affect sales. In September 2008, we increased our primary price point to 99.99¢ from 99¢, and also added 99/100¢ to our price points on almost all items. We offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items. However, an expanded offering of over 99.99¢ items may not gain customer acceptance, which could damage our brand name and harm our revenues and profitability.

We are dependent in part on new store openings for future growth

Our ability to generate growth in sales and operating income depends in part on our ability to successfully open and operate new stores both within and outside of our existing markets and to manage future growth profitably. Our strategy depends on many factors, including our ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets in which we operate, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, we must be able to hire, train, motivate, and retain competent managers and store personnel to support our growth. Many of these factors are beyond our control or are difficult to manage. As a result, we cannot assure that we will be able to achieve our goals with respect to growth. Any failure by us to achieve these goals on a timely basis, differentiate ourselves and obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, and manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, availability of locally sourced merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, local regulations, and the level of initial advertising, influence if and when a store becomes profitable. Assuming that planned expansion occurs as anticipated, the store base will include a portion of stores with relatively short operating histories. New stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores. If new stores on average fail to achieve these results, planned expansion could decrease overall sales per estimated saleable square foot and store-level operating margins. Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins. New stores opened in existing and in new markets have in the past and may in the future be less profitable than existing stores and/or may reduce retail sales of existing stores, negatively affecting same-store sales. As we expand, differences in the available labor pool and potential customers could adversely impact us.

Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customer’s disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

We believe many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customer’s spending and could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income include but are not limited to a further slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws.

Many of the factors identified above that affect disposable income, as well as commodity rates, transportation costs (including the costs of diesel fuel), costs of labor, insurance and healthcare, foreign exchange rate fluctuations, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, also affect our cost of goods sold and our selling, general and administrative expenses, which may adversely affect our sales or profitability. We have limited or no ability to control many of these factors. We experienced escalation of product costs in 2011 as a result of increases in the costs of certain commodities (including cotton, sugar, coffee, groundnuts, resin), and increasing diesel fuel costs. These costs generally stabilized in 2012. We will be diligent in our efforts to keep product costs as low as possible in the face of these increases while still working to optimize gross profit and meet the needs of our customers.

In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our suppliers and other business partners, landlords and service providers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our suppliers, landlords or counterparties to, or other financial institutions involved in, our credit facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate or control.

Our operations are concentrated in California

As of March 30, 2013, 232 of our 316 stores were located in California (with 39 stores in Texas, 29 stores in Arizona and 16 stores in Nevada). We expect that we will continue to open additional stores in as well as outside of California. For the foreseeable future, our results of operations will depend significantly on trends in the California economy and its legal/regulatory environment.  Declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products may negatively impact our profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of our cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly. Additional local regulation in certain California jurisdictions may further pressure margins.

The impact of our Texas stores on our profitability is uncertain

We have historically experienced, and currently continue to experience, lower sales per store and sales per estimated saleable square foot in our Texas stores compared to our Western States stores. In fiscal 2013, on a comparable 52-week period, our stores open for the full year averaged net sales of $5.3 million per store and average sales per estimated saleable square foot of $321. Our Texas stores open for the full year on a comparable 52-week period had average sales of $3.7 million per store and average sales per estimated saleable square foot of $203. All of our Western States stores open for the full year on a comparable 52-week period had average sales of $5.6 million per store and $339 of average sales per estimated saleable square foot. There can be no assurance that our Texas operations will have any sustained positive contribution to our profitability.

We identified material weaknesses in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements

During fiscal 2013 management identified three material weaknesses in our internal control over financial reporting, one of which affected our financial statements for the fiscal quarters ended June 30, 2012 and September 29, 2012. See “Item 9A. Controls and Procedures.” The material weakness in our internal control over financial reporting during these periods related to accounting for debt financing was such that controls were not adequately designed to properly account for the repricing transaction of the original First Lien Term Loan Facility in accordance with the requisite accounting guidance. We identified a second material weakness in our internal control over financial reporting relating to accounting for stock-based compensation.  We did not correctly evaluate the accounting treatment for certain share repurchase rights with respect to shares underlying stock options granted to our executive officers and employees and for former executive put rights that became exercisable in the fourth quarter of fiscal 2013.  In addition, we identified a third material weakness in our internal control over financial reporting related to inventory valuation. Specifically, we determined that the inventory valuation methodology that we applied in prior periods had resulted in an accumulated overstatement over prior periods  in total inventory of $13.3 million at the Merger date, and that our related controls were not adequately designed to yield the correct cost complement for valuing inventory.  Although we have remediated the first material weakness and have implemented certain measures that we believe will remediate the second and third material weaknesses, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

Material damage to, or interruptions to, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations

We depend on information technology systems for the efficient functioning of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters. Any material interruptions or the cost of replacements may have a material adverse effect on our business or results of operations.

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to maintain or improve our systems in the future. Further, we still have certain legacy systems that are not generally supportable by outside vendors, and should those of our information technology team who are conversant with such systems leave, these legacy systems could be without effective support.

We rely on certain software vendors to maintain and periodically upgrade many of these systems. The software programs supporting many of our systems are maintained and supported by independent software companies. The inability of these companies to continue to maintain and upgrade these information systems and software programs might disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential interruptions associated with the implementation of new or upgraded systems and technology could also disrupt or reduce the efficiency of our operations.

We rely on proprietary systems and these systems may not support our growth plans.  Our decision to implement a new Enterprise Resource Planning (“ERP”) software platform may cost more than expected and could interrupt operational transactions during the implementation

We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions. We are currently in the process of migrating our operations from our legacy proprietary system to SAP’s enterprise resource planning software, which includes integrated financial and inventory management systems. There are inherent risks associated with replacing and changing these core systems, including accurately capturing data and possible encountering supply chain disruptions.  In addition, this process is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from this forthcoming deployment. Any operational disruptions during the course of this process, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems could materially and adversely affect our ability to effectively run and manage our business.  Our success depends, in large part, on our ability to manage our inventory and record and report financial and management information on a timely and accurate basis, which could be impaired while we are making these enhancements.  Even if the implementation proceeds as planned, the cost of the system could have a material adverse effect on our results of operation. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to fulfill orders and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Additionally, while we have spent considerable efforts to plan and budget for the implementation of the system, changes in scope, timeline or cost could have a material adverse effect on our results of operations.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause temporary or permanent distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance

The occurrence of natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis, unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. These events could result in the closure of one or more of our distribution centers or a significant number of stores, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores, and disruption to our information systems.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee, blackouts and certain other crime and some natural disasters, including earthquakes and tsunamis. If we incur these losses and they are material, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation and general liability programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

We self-insure a portion of our health insurance program that may expose us to unexpected costs and negatively affect our financial performance

We self-insure a portion of our employee medical benefit claims. The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in “entitlement” programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013, if at all, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

We could experience disruptions in receiving and distribution

Our success depends upon whether receiving and shipments are processed timely, accurately and efficiently. As we continue to grow, we may face increased or unexpected demands on warehouse operations, as well as unexpected demands on our transportation network. In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains. The very nature of our closeout business makes it uniquely susceptible to periodic interruptions and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases. Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. We periodically evaluate new warehouse distribution and merchandising systems and could experience interruptions during implementations of new facilities and systems. A fire, earthquake, or other disaster at our warehouses could also hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. We also face the possibility of future labor unrest that could disrupt our receiving, processing, and shipment of merchandise.

We depend upon our relationships with suppliers and the availability of closeout and other special-situation merchandise

Our success depends in large part on our ability to locate and purchase quality closeout and other special-situation merchandise at attractive prices. This supports a changing mix of name-brand and other merchandise primarily at or below 99.99¢ price point. We cannot be certain that such merchandise will continue to be available in the future at wholesale prices consistent with our business plan and/or historical costs. Further, we may not be able to find and purchase merchandise in necessary quantities, particularly as we grow, and therefore require a greater quantity of such merchandise at competitive prices. Additionally, suppliers sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from inventory. Although we believe our relationships with suppliers are good, we typically do not have long-term agreements or pricing commitments with any suppliers. As a result, we must continuously seek out buying opportunities from existing suppliers and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels. There is also a trend towards consolidation among vendors and suppliers of merchandise targeted by us. A disruption in the availability of merchandise at attractive prices could impair our business.

We purchase in large volumes and our inventory is highly concentrated

To obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other special situations. As a result, we carry high inventory levels relative to our sales and from time to time this can result in overcrowding in our warehouses and place stress on our distribution operations as well as the back rooms of our retail stores. This can also result in inventory shrinkage due to spoilage if merchandise cannot be sold in the anticipated timeframes. Our short-term and long-term store and warehouse inventory, net of allowance, approximated $201.6 million and $207.4  million at March 30, 2013 and March 31, 2012, respectively. We periodically review the net realizable value of our inventory and make adjustments to our carrying value when appropriate. The current carrying value of inventory reflects our belief that it will realize the net values recorded on the balance sheet. However, we may not do so, and if we do not, this may result in overcrowding and supply chain difficulties. If we sell large portions of inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.  In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.  If we cannot sell these items above 99.99¢ in the volumes that we expect this could further exacerbate the foregoing risks.

If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name

We may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition, and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

We face strong competition

We compete in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. We also compete for retail real estate sites. In the future, new companies may also enter the extreme value retail industry. It is also becoming more common for superstores to sell products competitive with our product offerings. Additionally, we currently face increasing competition for the purchase of quality closeout and other special-situation merchandise, and some of these competitors are entering or may enter our traditional markets. Also, as we expand, we will enter new markets where our own brand is weaker and established brands are stronger, and where our own brand value may have been diluted by other retailers with similar names, appearances and/or business models. Some of our competitors have substantially greater financial resources and buying power than we do, as well as nationwide name-recognition and organization. Our ability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate ourselves from competitors that do not share our price and merchandise attributes, yet may appear similar to prospective customers. We also face competition from other retailers with similar names and/or appearances. We cannot assure that we will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these regulations. New laws or regulations, particularly those dealing with healthcare reform, product safety, and labor and employment, among others, or changes in existing laws and regulations, especially those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, such changes or new laws may require the write off and disposal of existing product inventory, resulting in significant adverse financial impact to us. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

Litigation may adversely affect our business, financial condition and results of operations

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Item 3. Legal Proceedings.

We face risks associated with international sales and purchases

International sales historically have not been important to our overall net sales. However, some of our inventory is manufactured outside the United States and there are many risks associated with doing business internationally. International transactions may be subject to risks such as:

•                  political instability;

•                  lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging and other laws, rules and regulations;

•                  foreign currency exchange rate fluctuations;

•                  uncertainty in dealing with foreign vendors and countries where the rule of law is less established;

•                  risk of loss due to overseas transportation;

•                  import and customs review can delay delivery of products as could labor disruptions at ports;

•                  changes in import and export regulations, including “trade wars” and retaliatory responses;

•                  changes in tariff, import duties and freight rates; and

•                  testing and compliance.

The United States and other countries have at times proposed various forms of protectionist trade legislation. Any resulting changes in current tariff structures or other trade policies could result in increases in the cost of and/or store level reduction in the availability of certain merchandise and could adversely affect our ability to purchase such merchandise. Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales. Prolonged disruptions could also materially increase our labor costs both during and following the disruption. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

We have potential risks regarding our store physical inventories

Although we have a perpetual inventory system in our warehouses, we currently do not have a perpetual inventory system in our stores. Furthermore, physical inventories in all existing stores are not performed at the end of each fiscal period, and there are additional processes and procedures surrounding store physical inventories that we believe need to be improved. In particular, we have identified that certain personnel managing or performing store physical inventories need additional training in order to consistently follow our physical inventory processes and procedures, and properly document the physical inventory results. We are in the process of implementing an SAP system throughout the Company, including all retail stores, which will allow for the first time tracking of inventory at each retail store on a perpetual basis by stock keeping unit (“SKU”). In anticipation of this implementation, we have initiated additional training for store employees and new physical inventory procedures. Our inability or failure to effectively implement these measures on our expected timeframe, or at all, or otherwise to not continue to improve our physical inventory processes and procedures could have a materially adverse effect on our store physical inventory results, shrinkage and margins.  This in turn could materially affect our ability to timely complete our financial reporting obligations and our financial condition and results or operations.

We could encounter risks related to transactions with affiliates

Prior to the Merger, we leased 13 store locations and a parking lot associated with one of these stores from the Rollover Investors and their affiliates, of which 12 stores were leased on a month to month basis. In connection with the Merger, we entered into new lease agreements for these 13 stores and one parking lot. Although the terms negotiated were acceptable to us, we cannot be certain that terms negotiated are no less favorable than a negotiated arm’s length transaction with a third party.

We rely heavily on our executive management team and changes in our management team could adversely affect our business strategy, performance and results of operations

We have historically relied heavily on the continued service of our executive management team.  Effective January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively.  Richard Anicetti and Michael Fung have been appointed Interim President and Chief Executive Officer and Interim Executive Vice President and Chief Administrative Officer, respectively; however, we have not yet identified permanent replacements for our former executives.  Competition for skilled and experienced management personnel is intense, and we may be unable to identify, hire and effectively integrate new members of management into senior positions on our anticipated timeframe or at all, which could disrupt our business.  Moreover, these and any other changes in management could result in changes to, or affect the execution of, our business strategy, which could adversely affect our performance and results of operations.

Our operating results may fluctuate and may be affected by seasonal buying patterns

Historically, our highest net sales and highest operating income have occurred during the quarter ended on or near December 31, which includes the Christmas and Halloween selling seasons. During fiscal 2013 and pro forma fiscal 2012, we generated approximately 26.3% and 26.4%, respectively, of our net sales during this quarter.  If for any reason our net sales were to fall below norms during this quarter, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during the peak holiday season could also affect net sales and profitability for the fiscal year.

In addition to seasonality, many other factors may cause the results of operations to vary significantly from quarter to quarter. These factors, some beyond our control, include the following:

•                  the number, size and location of new stores and timing of new store openings;

•                  the distance of new stores from existing stores and distribution sources;

•                  the level of advertising and pre-opening expenses associated with new stores;

•                  the integration of new stores into operations;

•                  the general economic health of the extreme value retail industry;

•                  changes in the mix of products sold;

•                  increases in fuel, shipping merchandise and energy costs;

•                  the ability to successfully manage inventory levels and product mix across our multiple distribution centers and our stores;

•                  changes in personnel;

•                  the expansion by competitors into geographic markets in which they have not historically had a strong presence;

•                  fluctuations in the amount of consumer spending; and

•                  the amount and timing of operating costs and capital expenditures relating to the growth of the business and our ability to uniformly capture such costs.

•                  the timing of certain holidays such as Easter, 4th of July and Labor Day.

During fiscal 2013 there were two Easter selling seasons that occurred in early April 2012 and in late March 2013, compared to one Easter selling season in pro forma fiscal 2012. There will be no Easter selling season in fiscal 2014.

We could be exposed to product liability, food safety claims or packaging violation claims

We purchase many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by us through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Many products are also sourced directly from manufacturers. The closeout nature of certain of these products and transactions may impact our opportunity to investigate all aspects of these products. We attempt to ensure compliance, and to test products when appropriate, as well as to procure product insurance from our vendors and to be listed as an additional insured for certain products and/or by certain product vendors, and we do not purchase merchandise when we are cognizant of or foresee a problem, but there can be no assurance that we will consistently succeed in these efforts. Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. We have or have had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies.  Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We face risks related to protection of customers’ banking and merchant card data, as well as other data related to our employees, customers, vendors and other parties

In connection with merchant card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we transmit confidential banking and merchant card information. Additionally, as part of our normal business activities, we collect and store certain information, related to our employees, customers, vendors and other parties. We have certain procedures and technology in place to protect such data, but third parties may have the technology or know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

We are subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future, we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. We have several storage tanks at our warehouse facilities, including: an aboveground and an underground diesel storage tank at the City of Commerce, California main warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane storage tank at our leased Slauson distribution center in the City of Commerce, California.  Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance.  We could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

Changes to accounting rules or regulations may adversely affect our results of operations

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations.

The Financial Accounting Standards Board (“FASB”) is focusing on several broad-based convergence projects, including accounting standards for financial instruments, revenue recognition and leases. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under generally accepted accounting principles in the United States (“GAAP”) in FASB Accounting Standards Codification 840, “Leases.” In July 2011, the FASB made the decision to issue a revised exposure draft, which is expected to occur in calendar 2013. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The proposed new accounting standard, if ultimately adopted in its proposed form, would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as proposed may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as proposed, certain incurrence ratios and other provisions under the indenture governing the notes and under the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under GAAP as so amended.

Impairment of our goodwill or our intangible assets could negatively impact our net income and stockholders’ equity

A substantial portion of our total assets consists of goodwill and intangible assets. Goodwill and certain intangible assets are not amortized, but are tested for impairment at least annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of our net assets is less than its carrying amount. Testing for impairment involves an estimation of the fair value of our net assets and other factors and involves a high degree of judgment and subjectivity. There are numerous risks that may cause the fair value of our net assets to fall below its carrying amount, including those described elsewhere in this Report. If we have an impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and stockholders’ equity for the period in which the impairment charge is recorded.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities

Our total indebtedness, as of March 30, 2013, was $758.3 million, consisting of borrowings under our First Lien Term Facility of $508.3 million and $250 million of Senior Notes. We have an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility.

We also have, and will continue to have, significant lease obligations. As of March 30, 2013, our minimum annual rental obligations under long-term operating leases for fiscal 2014 are $51.7 million.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Senior Notes and our Credit Facilities. Our substantial indebtedness could have important consequences, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Credit Facilities, are at variable rates of interest;

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the Senior Notes and the agreements governing such other indebtedness;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  imposing restrictions on the operation of our business that may hinder our ability to take advantage of strategic opportunities or to grow our business;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures (including real estate acquisitions and store expansion), debt service requirements and general corporate or other purposes, which could be exacerbated by further volatility in the credit markets; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to any of our competitors who are less leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

We and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indenture governing the Senior Notes and our Credit Facilities each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. We have an additional $175 million of available borrowings under our ABL Facility. Subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and premium, if any, and additional interest, if any, on, our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indentures governing the Senior Notes and our Credit Facilities or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our debt agreements contain restrictions that limit our flexibility in operating our business

Our Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our Parent’s (solely with respect to our Credit Facilities) and our restricted subsidiaries’ ability to, among other things:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                  make certain investments;

•                  transfer or sell certain assets;

•                  create or incur liens;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                  enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our Credit Facilities, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facilities, the lenders could elect to declare all amounts outstanding under our Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit under the ABL Facility. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Credit Facilities. If the lenders under our Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay our Credit Facilities as well as our other indebtedness, including the Senior Notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease. Although during the quarter ended June 30, 2012 (the “first quarter of fiscal 2013”), we entered into interest rate cap and swap agreements to hedge the variability of cash flows related to our floating rate indebtedness, these measures may not fully mitigate our risk or may not be effective.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 30, 2013, we owned 72 stores and leased 244 of our 316 store locations. Additionally, as of March 30, 2013, we owned six parcels of land and one building for potential store sites.

Our leases generally provide for a fixed minimum rental, and some leases require additional rental based on a percentage of sales once a minimum sales level has been reached. Management believes that our stable operating history and ability to generate substantial customer traffic give us leverage when negotiating lease terms. Certain leases include cash reimbursements from landlords for leasehold improvements and other cash payments received from landlords as lease incentives. A large majority of our store leases were entered into with multiple renewal periods, which are typically five to ten years and occasionally longer. On January 13, 2012, we entered into new lease agreements (the “Leases”) with the Rollover Investors for 13 stores and one store parking lot, which replaced the existing month-to-month leases. The Leases had approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, we reached a final agreement with the Rollover Investors on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.

The large majority of our store leases were entered into with multiple renewal options of typically five years per option. Historically, we have exercised the large majority of the lease renewal options as they arise, and anticipate continuing to do so for the majority of leases for the foreseeable future.

The following table sets forth, as of March 30, 2013, information relating to the calendar year expiration dates our current stores leases:

Calendar Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Options
2013	6	1
2014-2016	105	7
2017-2019	79	14
2020-2024	50	38
2025-thereafter	4	184

We own our main distribution center and executive office facility, located in the City of Commerce, California. We also own an additional warehouse nearly adjacent to our main distribution facility.

We own a distribution center in the Houston area to service our Texas operations.

We also own a cold storage distribution center and lease additional warehouse facilities located near the City of Commerce, California. In April 2013, we entered into a 15-year lease (expiring in December 2028) for a cold warehouse facility located in Los Angeles, California to provide us with additional cold warehousing capacity.  As our needs change, we may relocate, expand, and/or otherwise increase or decrease the size and/or costs of our distribution or warehouse facilities.

We also owned a warehouse in Eagan, Minnesota. We commenced marketing this warehouse for sale during the fourth quarter of fiscal 2008, and it is reflected in assets held for sale in our consolidated balance sheets as of March 31, 2012. We sold the Eagan, Minnesota warehouse in June 2012.

Item 3. Legal Proceedings

Information for this item is included in Note 10, “Commitments and Contingencies—Legal Matters” to our Consolidated Financial Statements included in this Report, and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Subsequent to the Merger, our common stock is privately held and there is no established public trading market for our common stock.

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of March 30, 2013 (Successor) and March 31, 2012 (Predecessor) and for the year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor), April 3, 2011 to January 14, 2012 (Predecessor), and the year ended April 2, 2011 (Predecessor) have been derived from our Consolidated Financial Statements and notes thereto included in this Report. The selected consolidated financial data as of April 2, 2011, March 27, 2010 (Predecessor) and March 28, 2009 (Predecessor), and for the years ended March 27, 2010 (Predecessor) and March 28, 2009 (Predecessor) have been derived from our audited consolidated financial statements which are not included in this Report.

The Successor fiscal year ended March 30, 2013 is comprised of 52 weeks. The Successor period January 15, 2012 to March 31, 2012 contains 11 weeks.  The Predecessor period April 3, 2012 to January 14, 2012 contains 41 weeks. The Predecessor fiscal year ended on April 2, 2011 is comprised of 53 weeks while the earlier Predecessor periods presented are comprised of 52 weeks.

The Merger was accounted for as a business combination whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness.  Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased. The historical results presented below are not necessarily indicative of the results to be expected for any future period.  The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in this Report.

	Year Ended	For the Periods		Years Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011	March 27, 2010	March 28, 2009
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(Amounts in thousands, except operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,620,683	$329,361	$1,158,733	$1,380,357	$1,314,214	$1,262,119
Bargain Wholesale	47,968	9,555	34,047	43,521	40,956	40,817
Total sales	1,668,651	338,916	1,192,780	1,423,878	1,355,170	1,302,936

Cost of sales (excluding depreciation and amortization expense as shown separately below)	1,028,295	203,775	711,002	842,756	797,748	791,121
Gross profit	640,356	135,141	481,778	581,122	557,422	511,815

Selling, general and administrative expenses:
Operating expenses	523,495	110,477	376,122	436,034	436,608	464,635
Depreciation	56,810	11,361	21,855	27,587	27,381	34,224
Amortization of intangible assets	1,767	374	14	18	17	42
Total operating expenses	582,072	122,212	397,991	463,639	464,006	498,901
Operating income	58,284	12,929	83,787	117,483	93,416	12,914

Other expense (income), net	77,282	16,119	340	(741)	(135)	(993)

(Loss) income before provision for income taxes and income attributed to noncontrolling interest	(18,998)	(3,190)	83,447	118,224	93,551	13,907
(Benefit) provision for income taxes	(10,089)	2,103	33,699	43,916	33,104	4,069
Net (loss) income including noncontrolling interest	(8,909)	(5,293)	49,748	74,308	60,447	9,838
Net income attributable to noncontrolling interest	—	—	—	—	—	(1,357)
Net (loss) income attributable to 99¢ Only Stores	$(8,909)	$(5,293)	$49,748	$74,308	$60,447	$8,481

Company Operating Data:

Sales Growth:
99¢ Only Stores	8.9%	N/A	N/A	5.0%	4.1%	8.9%
Bargain Wholesale	10.0%	N/A	N/A	6.3%	0.3%	0.7%
Total sales	8.9%	N/A	N/A	5.1%	4.0%	8.6%

Gross margin	38.4%	39.9%	40.4%	40.8%	41.1%	39.3%
Operating margin	3.5%	3.8%	7.0%	8.3%	6.9%	1.0%
Net (loss) income	(0.5)%	(1.6)%	4.2%	5.2%	4.5%	0.7%

	March 30, 2013		March 31, 2012	April 2, 2011		March 27, 2010		March 28, 2009
	(Successor)		(Successor)	(Predecessor)		(Predecessor)		(Predecessor)
	(Amounts in thousands, except operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	316		298	285		275		279
Change in comparable stores net sales (b)	4.3%		N/A	0.7%		3.9%		3.7%
Average net sales per store open the full year	$5,327		N/A	$4,874		$4,848		$4,642
Average net sales per estimated saleable square foot (c)	$321	(d)	N/A	$291	(e)	$289	(f)	$273	(g)
Estimated saleable square footage at year end	5,211,483		4,948,344	4,758,432		4,606,728		4,703,630

Balance Sheet Data:
Working capital	$152,362		$153,541	$323,314		$263,905		$192,365
Total assets	$1,757,237		$1,768,041	$824,215		$745,986		$662,873
Capital lease obligation, including current portion	$354		$431	$448		$519		$584
Long-term debt, including current portion	$758,325		$763,601	$—		$—		$—
Total shareholders’ equity	$638,970		$630,767	$681,549		$600,422		$523,857

(a)         Includes retail operating data solely for our 99¢ Only Stores. For comparability purposes, comparable stores net sales, average net sales per store and average net sales per estimated saleable square foot are based on comparable 52 weeks, for all periods presented.

(b)         Change in comparable stores net sales compares net sales for all stores open at least 15 months. We normally do not relocate stores or close them if renovations are taking place. In a rare situation where a store is relocated, or closed and later re-opened at the same location, the relocated or re-opened store is considered a new store for any comparable store sales analysis, and would only be included in the comparable store sales analysis once it has been open, or re-opened, for 15 months.

(c)          Computed based upon estimated total saleable square footage of stores open for the full year.

(d)         Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.7 million per store and average sales per estimated saleable square foot of $203. All Western States stores open for the full year had average sales of $5.6 million per store and $339 of average sales per estimated saleable square foot.

(e)          Includes 32 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $181. All Western States stores open for the full year had average sales of $5.1 million per store and $307 of average sales per estimated saleable square foot.

(f)           Includes 31 Texas stores open for a full year. Texas stores open for the full year had average sales of $3.4 million per store and average sales per estimated saleable square foot of $180. All Western States stores open for the full year had average sales of $5.0 million per store and $305 of average sales per estimated saleable square foot.

(g)         Includes 39 Texas stores open for a full year. Texas stores open for the full year had average sales of $2.7 million per store and average sales per estimated saleable square foot of $142. All Western States stores open for the full year had average sales of $5.0 million per store and $301 of average sales per estimated saleable square foot.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Report.

Overview

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. On January 13, 2012, we completed the Merger.  As a result of the Merger, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively. Our fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks.  Our fiscal year 2012 (“fiscal 2012”) is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks (the “fiscal 2012 Successor period”) and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks (the “fiscal 2012 Predecessor period”), for a total of 52 weeks.  Our fiscal year 2011 (“fiscal 2011”) began on March 28, 2010 and ended on April 2, 2011, consisting of 53 weeks with one additional week included in the fourth quarter.  For comparability purposes, annual same-store sales, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Report are based on comparable 52 weeks, ended on March 30, 2013 for fiscal 2013, ended on March 31, 2012 for fiscal 2012 and ended on March 26, 2011 for fiscal 2011. Our fiscal year 2014 (“fiscal 2014”) will consist of 52 weeks beginning March 31, 2013 and ending March 29, 2014.

In accordance with generally accepted accounting principles in the United States (“GAAP”), we are required to separately present our results for the Predecessor and Successor periods.  We have also prepared supplemental unaudited discussion and analysis of the combined Predecessor and Successor periods, on a pro forma basis (“pro forma fiscal year 2012”).  Management believes that reviewing our results on a pro forma basis is important in identifying trends or reaching conclusions regarding our overall performance.  The unaudited pro forma fiscal year 2012 financial data is for informational purposes only and should be read in conjunction with our historical financial data appearing throughout this Report.

During fiscal 2013, we had net sales of $1,668.7 million, operating income of $58.3 million and net loss of $8.9 million.  Net sales for fiscal 2013 increased 8.9% over pro forma fiscal 2012 primarily due to the 4.3% increase in same-store sales, the full year effect of 13 new stores opened in fiscal 2012, and the effect of 19 new stores opened in fiscal 2013.  Average sales per store open the full year, on a comparable 52-week period, increased to $5.3 million in fiscal 2013 from $5.2 million in pro forma fiscal 2012.  Average net sales per estimated saleable square foot (computed for stores open for the full year) on a comparable 52-week period increased to $321 per square foot for fiscal 2013 from $309 per square foot for pro forma fiscal 2012. This increase reflects higher same-store sales and our opening of smaller locations for our new stores. Existing stores at March 30, 2013 averaged approximately 21,000 gross square feet.  We are currently targeting new store openings with a range of approximately 15,000 to 20,000 gross square feet.

In fiscal 2013, we continued to expand our store base by opening 19 new stores. Of these newly opened stores, 14 stores are located in California, three in Nevada, and two in Texas.  We closed one store during fiscal 2013 due to the expiration of its lease.  In fiscal 2014, we currently intend to increase our store count by approximately 10%, all of which are expected to be opened in our existing markets. We believe that near term growth in fiscal 2014 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived asset impairment, goodwill and other intangibles, legal reserves, self-insurance reserves, leases, taxes and share-based compensation.

We believe that the following items represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation. Inventories are valued at the lower of cost or market. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage, as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of our retail stores at least once a year by an independent inventory service company.  Additional store level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  We also perform inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  Our policy is to analyze all items held in inventory that are at least twelve months old and that would not be sold through at current sales rates over the next twelve months in order to determine what merchandise should be reserved for as excess or obsolete.  The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of our stores) require management judgment and estimates that may impact the ending inventory valuation as well as gross margins.

We are in the process of upgrading our systems for accounting for merchandise inventories.  Among other things, we are preparing to implement an SAP system that will enable us, for the first time, to track inventory at each retail store on a perpetual basis by stock keeping unit (or SKU). The SAP implementation process will begin in fiscal 2014, with all stores expected to be included by the end of fiscal 2015.  In anticipation of the implementation of this system, during the second half of fiscal 2013 we performed physical counts and established inventory cost and retail by SKU at 81 of our more than 300 retail stores. In prior periods, we had originally determined the value of store level inventory by performing physical counts for each price point category and then converted those retail values to cost basis by applying a year-to-date cost percentage per store.  For the 81 stores where the counts were taken by SKU, we determined total retail values by merchandise category and applied each category’s cost percentage to determine the value of the inventory.  As a result of this analysis, we determined that single average cost percentage by store was not consistent with the inventory on hand at the applicable balance sheet date based on the higher turnover of low margin product.  As of March 30, 2013 and for all prior periods since Merger, we revised the calculation to include a year-to-date cost percentage per merchandise category applied to the estimated retail value for all stores by merchandise category. The result of the foregoing evaluation indicated an overstatement in total inventory of $13.3 million at the Merger date, and represents an amount that has accumulated over prior periods.

Management evaluated the materiality of this error quantitatively and qualitatively, and has concluded that it was not material, to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the error in fiscal 2013, would have had a material effect on the fiscal 2013 financial statements, the correction was reflected retroactively within the March 31, 2012 balance sheet, and the purchase price allocation as of the Merger date, which resulted in a $8.0 million increase to goodwill, a $5.3 million increase to deferred tax assets, and a $13.3 million decrease to inventories.

In the fourth quarter of fiscal 2013, we revised our inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the current management team.  Based on these changes, we adjusted excess and obsolescence reserve to include items that are at least twelve months old and that we do not expect to sell above cost within the next twelve months.  As a result of this change, we recorded a charge to cost of sales and corresponding reduction in inventory of approximately $9.1 million in the fourth quarter of fiscal 2013. This is a prospective change and did not have an effect on prior periods.

We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from shrinkage and the excess and obsolete inventory provision at March 30, 2013, would have increased these reserves by approximately $2.0 million and $1.3 million, respectively, and increased pre-tax loss in fiscal 2013 by the same amounts.

In order to obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other similar purchase opportunities, but within the above stipulated policy. Consequently, our inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  Our inventory was $201.6 million as of March 30, 2013 and $207.4 million as of March 31, 2012.

Long-lived asset impairment.  We assess the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that we consider important which could individually or in combination trigger an impairment review include the following. (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner we use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2013, we wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.  During the Successor and Predecessor periods of fiscal 2012 and fiscal 2011, we did not record any long-lived asset impairment charges.  We have not made any material changes to our long-lived asset impairment methodology during fiscal 2013.

Goodwill and other intangible assets.  The Merger was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at their fair value. In connection with the purchase price allocation, intangible assets were established for the 99¢ trademark, and the Rinso and Halsa label brands were revalued. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill.

Indefinite-lived intangible assets, such as the 99¢ trademark and goodwill, are not subject to amortization. We assess the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds our estimated fair value, we record a charge to write the intangible asset down to its fair value.

Intangible assets with a definite life, including the Rinso and Halsa label brands, as well as the Bargain Wholesale customers, are amortized on a straight line basis over their useful lives. Amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on undiscounted cash flows, and, if impaired, the assets are written down to fair value based on either discounted cash flows or appraised values.

During the fourth quarter of fiscal 2013, we completed step one of our goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  Additionally, during the fourth quarter of fiscal 2013, we completed our annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the 99¢ trademark exceeded the carrying amount of the trademark. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles.  We use historical financial information, internal plans and projections, and industry information in making such estimates.  However, because the new basis of accounting established at the Merger date set the book values of goodwill and intangibles equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and commodity costs) and discount rates, could result in impairment losses. In our fiscal 2013 impairment test, our retail reporting unit had excess fair value over the book value of net assets of approximately 16% and our wholesale reporting unit had excess fair value over the book value of net assets of approximately 46%. Our 99¢ trademark had excess fair value over the book value of approximately 15% in fiscal 2013.

Legal reserves.  We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  A number of these lawsuits, proceedings and claims may exist at any given time.  While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, and litigation is inherently unpredictable, in management’s opinion, none of these matters arising in the ordinary course of business are expected to have a material adverse effect on our financial position, results of operations, or overall liquidity. Material pending legal proceedings (other than ordinary routine litigation incidental to our business) and material proceedings known to be contemplated by governmental authorities are reported in our reports pursuant to the Securities Exchange Act of 1934, as amended.  We record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2013 and a 10% change in legal reserves would not be material to our consolidated financial position or results of operations.

Self-insured workers’ compensation liability.  We self-insure for workers’ compensation claims in California and Texas. We have established a reserve for losses of both estimated known claims and incurred but not reported claims. The estimates are based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should the estimates fall short of the actual claims paid, the liability recorded would not be sufficient and additional workers’ compensation costs, which may be significant, would be incurred. We do not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing our workers’ compensation liability.  As an indicator of the sensitivity of this estimate, at March 30, 2013, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $3.9 million and increased fiscal 2013 pre-tax loss by the same amount.

Self-insured health insurance liability.  During the second quarter of fiscal 2012, we began self-insuring for a portion of our employee medical benefit claims.  The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program.  At March 30, 2013, a 10% change in self-insurance liability would not have been material to our consolidated financial position or results of operations.

Operating leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred tenant improvements. Deferred rent related to landlord incentives is amortized as an offset to rent expense using the straight-line method over the applicable lease term.

For store closures where a lease obligation still exists, we record the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

During fiscal 2013, we accrued $0.3 million in lease termination costs associated with the closing of Texas stores in prior periods.  During the Successor period from January 15, 2012 to March 31, 2012, we accrued an additional $0.1 million in lease termination costs associated with the closing of Texas stores in prior periods.  During the Predecessor period from April 3, 2011 to January 14, 2012, we accrued an additional $0.3 million in lease termination costs associated with the closing of Texas stores in prior periods.  During fiscal 2011, we accrued $0.4 million in lease termination costs associated with the closing of Texas stores in prior periods.  See Note 12, “Texas Markets” to our Consolidated Financial Statements for further information regarding the lease termination charges related to our Texas operations.

Tax Valuation Allowances and Contingencies.  We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and tax basis of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  We had approximately $153.7 million of net deferred tax liabilities as of March 30, 2013, which was comprised of approximately $83.7 million of net deferred tax assets and $237.4 million of deferred tax liabilities, net of tax valuation allowance of $11.6 million.  We had approximately $183.7 million of net deferred tax liabilities as of March 31, 2012, which was comprised of approximately $64.3 million of deferred tax assets and $248.0 million of deferred tax liabilities, net of tax valuation allowance of $10.3 million.  Management evaluated the available evidence in assessing our ability to realize the benefits of our deferred tax assets at March 30, 2013 and March 31, 2012, and concluded it is more likely than not that we will not realize a portion of our deferred tax assets.  Significant management judgment is required in accounting for income tax contingencies as the outcomes are often difficult to predict.  There are no uncertain tax positions at March 30, 2013.

Share-Based Compensation.  Subsequent to the Merger, Parent issued options to acquire shares of common stock of our Parent to certain of our executive officers and employees. We account for stock-based payment awards based on their fair values.  Stock options have a term of ten years.  For awards classified as equity, we estimate the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  Assumptions utilized to value options in the Successor fiscal 2013 and fiscal 2012 period include estimating the fair value of Parent’s common stock (which is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of Parent’s stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the expected dividend yield of Parent’s common stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of stock-based awards.  All of the options that we have granted to our executive officers and employees (with the exception of options granted to Rollover Investors that contain no repurchase rights and certain directors that contain less restrictive repurchase rights) give the Parent repurchase rights as described in more detail in Note 11 to the Consolidated Financial Statements. In accordance with accounting guidance, we have not recorded any stock-based compensation expense for these grants.  For all other options, the value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods, which is generally a vesting term of five years.  As described in more detail in Note 11 to the Consolidated Financial Statements, certain former executive put rights are classified as equity awards and revalued using a binomial model at each reporting period with changes in fair value recognized as stock-based compensation expense.

Predecessor Periods

We recognized stock-based compensation expense ratably over the requisite service periods, which was generally a vesting term of three years.  Such stock options typically had a term of ten years and were valued using the Black-Scholes option pricing model.  The fair value of the performance stock units (“PSUs”) and restricted stock units (“RSUs”) was based on the stock price on the grant date.  The compensation expense related to PSUs was recognized only when it was probable that the performance criteria would be met.  The compensation expense related to RSUs was recognized based on the number of shares expected to vest.  Stock-based awards outstanding prior to the Merger vested in full in connection with the Merger and were converted into a right to receive Merger Consideration.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with “Item 6. Selected Financial Data.”

Net Sales:  Revenue is recognized at the point of sale in our 99¢ Only Stores (“retail sales”). Bargain Wholesale sales revenue is recognized in accordance with the shipping terms agreed upon on the purchase order.  Bargain Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves our distribution facility.

Cost of Sales:  Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached.  In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $77.5 million, $15.6 million, $56.0 million and $67.5 million for fiscal 2013, 2012 Successor period, 2012 Predecessor period and fiscal 2011, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other Expense (Income):  Other expense (income) relates primarily to loss on extinguishment of debt, interest expense on our debt, capitalized leases and the impairment charges related to our marketable securities, net of interest income on our marketable securities.

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The period ended March 30, 2013 consists of 52 weeks.  The Successor period from January 15, 2012 to March 31, 2012 consists of 11 weeks while the Predecessor period from April 3, 2011 to January 14, 2012 consists of 41 weeks. The period ended on April 2, 2011 is comprised of 53 weeks (the percentages may not add up due to rounding):

	Year Ended		For the Periods				Year Ended
	March 30, 2013	% of Net Sales	January 15, 2012 to March 31, 2012	% of Net Sales	April 3, 2011 to January 14, 2012	% of Net Sales	April 2, 2011	% of Net Sales
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,620,683	97.1%	$329,361	97.2%	$1,158,733	97.1%	$1,380,357	96.9%
Bargain Wholesale	47,968	2.9	9,555	2.8	34,047	2.9	43,521	3.1
Total sales	1,668,651	100.0	338,916	100.0	1,192,780	100.0	1,423,878	100.0
Cost of sales	1,028,295	61.6	203,775	60.1	711,002	59.6	842,756	59.2
Gross profit	640,356	38.4	135,141	39.9	481,778	40.4	581,122	40.8
Selling, general and administrative expenses:
Operating expenses	523,495	31.4	110,477	32.6	376,122	31.5	436,034	30.6
Depreciation	56,810	3.4	11,361	3.4	21,855	1.8	27,587	1.9
Amortization of intangible assets	1,767	0.1	374	0.1	14	0.0	18	0.0
Total operating expenses	582,072	34.9	122,212	36.1	397,991	33.4	463,639	32.6
Operating income	58,284	3.5	12,929	3.8	83,787	7.0	117,483	8.3

Other (income) expense:
Interest income	(342)	0.0	(29)	0.0	(291)	0.0	(865)	(0.1)
Interest expense	60,898	3.6	16,223	4.8	381	0.0	77	0.0
Other-than-temporary investment impairment due to credit loss	—	0.0	—	0.0	357	0.0	129	0.0
Loss on extinguishment	16,346	1.0	—	0.0	—	0.0	—	0.0
Other	380	0.0	(75)	0.0	(107)	0.0	(82)	0.0
Other expenses/(income), net	77,282	4.6	16,119	4.8	340	0.0	(741)	(0.1)
(Loss) income before provision for income taxes	(18,998)	(1.1)	(3,190)	(0.9)	83,447	7.0	118,224	8.3
(Benefit) provision for income taxes	(10,089)	(0.6)	2,103	0.6	33,699	2.8	43,916	3.1
Net (loss) income attributable to 99¢ Only Stores	$(8,909)	(0.5)%	$(5,293)	(1.6)%	$49,748	4.2%	$74,308	5.2%

The following discussion of our financial performance also includes supplemental unaudited pro forma consolidated financial information for fiscal years 2012 and 2011.  Because the Merger occurred during the fourth fiscal quarter of fiscal 2012, we believe this information aids in the comparison between the years presented. The pro forma information does not purport to represent what our results of operations would have been had the Merger and related transactions actually occurred at the beginning of the years indicated, and they do not purport to project our results of operations or financial condition for any future period. The following table contains selected pro forma income statement data for 2012 compared to selected pro forma income statement data for fiscal year 2011, including such data as a percentage of net sales.  See “Unaudited Pro Forma Consolidated Financial Information” below.

	Unaudited Pro Forma Fiscal Years Ended
	March 31, 2012	% of Net Sales	April 2, 2011	% of Net Sales
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,488,094	97.2%	$1,380,357	96.9%
Bargain Wholesale	43,602	2.8	43,521	3.1
Total sales	1,531,696	100.0	1,423,878	100.0

Cost of sales (excluding depreciation and amortization expense shown separately below)	914,777	59.7	842,756	59.2

Gross profit	616,919	40.3	581,122	40.8
Selling, general and administrative expenses:
Operating expenses	461,530	30.1	438,170	30.8
Depreciation	42,488	2.8	39,338	2.8
Amortization of intangible assets	1,764	0.1	1,766	0.1
Total selling, general and administrative expenses	505,782	33.0	479,274	33.7
Operating income	111,137	7.3	101,848	7.2

Other (income) expenses:
Interest income	(320)	(0.0)	(865)	(0.1)
Interest expense	69,629	4.5	70,476	4.9
Other-than-temporary investment impairment due to credit loss	357	0.0	129	0.0
Other	(182)	(0.0)	(82)	(0.0)
Total other expense, net	69,484	4.5	69,658	4.9
Income before provision for income taxes	41,653	2.7	32,190	2.3
Provision for income taxes	19,624	1.3	14,203	1.0
Net income	$22,029	1.4%	$17,987	1.3%

For Year Ended March 30, 2013 (Successor)

Net sales.  Total net sales for fiscal 2013 were $1,668.7 million, a 52-week period.  Net retail sales for fiscal 2013 were $1,620.7 million.  Bargain Wholesale net sales were $48.0 million.  Net retail sales for stores that were open at least 15 months in fiscal 2013 were $1,530.5 million, representing 4.3% increase in same-store sales over prior year. The full year effect of new stores opened in the Successor and Predecessor periods of fiscal 2012 was $53.4 million and effect of 19 new stores opened in fiscal 2013 was $34.5 million. We closed one store in fiscal 2013 which contributed $2.3 million in sales.

During fiscal 2013, we added 19 new stores: 14 in California, three in Nevada and two in Texas.  We closed one store during fiscal 2013.  On March 30, 2013, we had 316 stores.  Gross retail square footage as of March 30, 2013 was approximately 6.63 million. For 99¢ Only Stores open all of fiscal 2013, the average net sales per estimated saleable square foot was $321 and the average annual net sales per store were $5.3 million, including the Texas stores open for the full year.

Gross profit.   During fiscal 2013, gross profit was $640.4 million.  As a percentage of net sales, overall gross margin was 38.4% during fiscal 2013.  Among gross profit components, cost of products sold was negatively impacted by a shift in product mix toward lower margin products, and to a lesser extent by merchandise price increases.  Gross profit was also negatively impacted by a revision to our excess and obsolescence methodology due to a change in our inventory purchasing philosophy.  As a result of this change, we increased our excess and obsolescence reserve by $9.1 million in the fourth quarter of fiscal 2013.  Furthermore, inventory shrinkage as a percent of net sales was negatively impacted by higher inventory shrinkage based on store physical inventories taken during fiscal 2013 and the resulting increase in our shrinkage reserves.

Operating expenses.  During fiscal 2013, operating expenses were $523.5 million.  As a percentage of net sales, operating expenses were 31.4% for fiscal 2013.  Retail operating expenses for fiscal 2013 were 21.5% of net sales.  Distribution and transportation expenses were 4.6% of net sales for fiscal 2013.  Corporate operating expenses for fiscal 2013 were 4.0% of net sales.  The remaining operating expenses for fiscal 2013 were 1.3% of net sales.  On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively.  We recorded severance charges of $10.2 million and accelerated vesting of their stock options that resulted in additional $9.3 million of stock-based compensation expense in the fourth quarter of fiscal 2013.  In addition, during the fourth quarter of fiscal 2013, we recorded $6.5 million in additional stock-based compensation associated with the valuation of the former executive put rights (see Note 11, “Stock-Based Compensation Plans” to our Consolidated Financial Statements).

Depreciation and amortization. During fiscal 2013, depreciation and amortization of intangibles were $56.8 million and $1.8 million, respectively.  Depreciation was 3.4% of net sales and amortization was 0.1% of net sales. Depreciation and amortization expense in fiscal 2013 includes the increase in the net book value (“step-up”) in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income. Operating income was $58.3 million for fiscal 2013. Operating income was 3.5% of net sales.

Interest expense and loss on extinguishment of debt. Interest expense was $60.9 million, primarily reflecting debt service on borrowings used to finance the Merger. Loss on extinguishment of debt was $16.3 million relating to amendment of the First Lien Term Loan Facility in April 2012.  The interest income for fiscal 2013 was not significant due to liquidation of our previously-held investment portfolio.

Interest income and other expense.  Other expense of $0.4 million in fiscal 2013, primarily reflects realized losses on sale of investments. Interest income for fiscal 2013 was not significant due to liquidation of our previously-held investment portfolio.

(Benefit) provision for income taxes.  The provision for income taxes was a benefit of $10.1 million in fiscal 2013.  The effective tax rate for the fiscal 2013 was (53.1%).  The effective combined federal and state income tax rates differ from the statutory rates due to the release of valuation allowance on the Texas margin tax credit carry-forward and benefit of federal hiring credits.

Net loss.  As a result of the items discussed above, we recorded a net loss of $8.9 million.  Net loss as a percentage of net sales was (0.5%) during fiscal 2013.

For the Period from January 15, 2012 to March 31, 2012 (Successor)

Net sales.  Total net sales for the Successor period were $338.9 million, an 11-week period.  Net retail sales for the Successor period were $329.4 million.  Bargain Wholesale net sales were $9.5 million in the Successor period.

During the Successor period, we added six new stores: five in California and one in Texas.  We did not close any stores during the Successor period.  On March 31, 2012, we had 298 stores.  Gross retail square footage as of March 31, 2012 was approximately 6.29 million.

Gross profit.   During the Successor period, gross profit was $135.1 million.  As a percentage of net sales, overall gross margin was 39.9% during the Successor period.

Operating expenses.  During the Successor period, operating expenses were $110.5 million.  As a percentage of net sales, operating expenses were 32.6% for the Successor period.  Retail operating expenses for the Successor period were 21.5% of net sales.  Distribution and transportation expenses were 4.6% of net sales for the Successor period.  Corporate operating expenses for the Successor period were 3.2% of net sales.  The remaining operating expenses for the Successor period were 3.3% of net sales.  The Successor period included legal and professional fees of $10.6 million related to the Merger.

Depreciation and amortization. During the Successor period, depreciation and amortization of intangibles were $11.4 million and $0.4 million, respectively.  Depreciation was 3.4% of net sales and amortization was 0.1% of net sales. Depreciation and amortization expense in the Successor period includes the step-up in basis to fair value of our property and equipment and revaluation of intangible assets as a result of the Merger.

Operating income. Operating income was $12.9 million for the Successor period. Operating income was 3.8% of net sales.

Other expense, net.  Other expense was $16.1 million for the Successor period, which included $16.2 million of interest expense, reflecting debt service on borrowings used to finance the Merger.  The interest income for the Successor period was not significant due to liquidation of a substantial part of our previously-held investment portfolio.

Provision for income taxes.  The income tax provision in the Successor period was $2.1 million.  The effective tax rate for the Successor period was (65.9%).  The effective combined federal and state income tax rates are higher than the statutory rates due to non-deductibility of certain transaction costs associated with the Merger.

Net loss.  As a result of the items discussed above, we recorded a net loss of $5.3 million.  Net loss as a percentage of net sales was (1.6%) during the Successor period.

For the Period from April 3, 2011 to January 14, 2012 (Predecessor)

Net sales.  Total net sales for the 2012 Predecessor period were $1,192.8 million, a 41-week period. Net retail sales for the 2012 Predecessor period were $1,158.7 million. Bargain Wholesale net sales were $34.1 million in the 2012 Predecessor period.

During the 2012 Predecessor period, we added seven new stores: three in California, two in Arizona, one in Nevada, and one in Texas. We did not close any stores in California during the Predecessor period.

Gross profit.  During the 2012 Predecessor period, gross profit was $481.8 million.  As a percentage of net sales, overall gross margin was 40.4% during the Predecessor period.  Among gross profit components, cost of products sold was negatively impacted due to merchandise price increases and a shift in product mix.

Operating expenses.  During the 2012 Predecessor period, operating expenses were $376.1 million.  As a percentage of net sales, operating expenses were 31.5%.  Retail operating expenses for the 2012 Predecessor period were 21.8% of net sales.  Distribution and transportation expenses were 4.7% of net sales.  Corporate operating expenses were 3.4% of net sales. Other operating expenses for the period were 1.7% of net sales.  The 2012 Predecessor period included legal and professional fees of $15.2 million related to the Merger.

Depreciation and amortization.  During the 2012 Predecessor period, depreciation and amortization was $21.9 million.  Depreciation and amortization was 1.8% of net sales.

Operating income. Operating income was $83.8 million for the 2012 Predecessor period. Operating income as a percentage of net sales was 7.0%.

Other income/expense, net.  Other expense was $0.3 million for the 2012 Predecessor period, of which $0.4 million was investment impairment charges related to credit losses on our auction rate securities and $0.4 million related to interest expense.  The interest income for the 2012 Predecessor period was $0.3 million.

Provision for income taxes.  The income tax provision in the 2012 Predecessor period was $33.7 million.  The effective tax rate for the 2012 Predecessor period was 40.4%.  The effective combined federal and state income tax rates are higher than the statutory rates due to non-deductibility of certain transaction costs associated the Merger, partially offset by tax credits and the effect of certain revenues and/or expenses that are not subject to taxation.

Net income.  As a result of the items discussed above, we recorded a net income of $49.8 million. Net income as a percentage of net sales was 4.2%.

Fiscal Year Ended April 2, 2011 (Predecessor)

Net sales.  Total net sales for fiscal 2011 were $1,423.9 million, a 53-week period.  Net retail sales for fiscal 2011 were $1,380.4 million, and included the benefit of one additional week included in the fourth quarter of fiscal 2011, which contributed an additional $26.9 million of retail sales.  Bargain Wholesale net sales were $43.5 million, and included the benefit of one additional week, which contributed and an additional $1.0 million of retail sales.

During fiscal 2011, we added eleven new stores: six in California, two in Arizona and three in Texas.  We closed one store during fiscal 2011.  On April 2, 2011, we had 285 stores.  Gross retail square footage as of April 2, 2011 was approximately 6.05 million.  For 99¢ Only Stores open all of fiscal 2011, the average net sales per estimated saleable square foot, based on a 52-week period, was $291 and the average annual net sales per store were $4.9 million, including the Texas stores open for the full year. Western States stores net sales averaged $5.1 million per store and $307 per square foot. Texas stores open for a full year averaged net sales of $3.4 million per store and $181 per square foot.

Gross profit.  During fiscal 2011, gross profit was $581.1 million.  As a percentage of net sales, overall gross margin was 40.8% during fiscal 2011.  Among gross profit components, cost of products sold was negatively impacted by merchandise price increases and shift in product mix.  Freight costs were higher but were partially offset by improved shrinkage as a percent of net sales.

Operating expenses.  During fiscal 2011, operating expenses were $436.0 million.  As a percentage of net sales, operating expenses were 30.6% for fiscal 2011.  Retail operating expenses for fiscal 2011 were 22.5% of net sales.  Distribution and transportation expenses were 4.7% of net sales for fiscal 2011.  Corporate operating expenses for fiscal 2011 were 3.2% of net sales.  The remaining operating expenses for fiscal 2011 were 0.3% of net sales.  Operating expenses were positively impacted by improvements in labor productivity, lower stock-based compensation expense and proceeds from a legal settlement from a third party administrator related to workers’ compensation.

Depreciation and amortization. During fiscal 2011, depreciation and amortization was $27.6 million.  Depreciation was 1.9% of net sales.

Operating income. Operating income was $117.5 million for fiscal 2011.  Operating income as a percentage of net sales was 8.3%.

Other income, net.  Other income was $0.7 million for fiscal 2011, which included $0.1 million investment impairment charge related to credit losses on our available for sale securities.  The interest income was $0.9 million and interest expense was $0.1 million for fiscal 2011.

Provision for income taxes.  The income tax provision for fiscal 2011 was $43.9 million.  The effective tax rate was 37.1% for fiscal 2011.  The effective combined federal and state income tax rates are less than the statutory rate due to tax credits and the effect of certain revenues and/or expenses that not subject to taxation.

Net income.  As a result of the items discussed above, we recorded a net income of $74.3 million in fiscal 2011.  Net income as a percentage of net sales was 5.2% during fiscal 2011.

Supplemental Management’s Discussion and Analysis - Fiscal Year Ended March 30, 2013 Compared to Pro Forma Fiscal Year Ended March 31, 2012

Net sales. Total net sales increased $137.0 million, or 8.9%, to $1,668.7 million in fiscal 2013, a 52-week period, from $1,531.7 million in pro forma fiscal 2012, a 52-week period. Net retail sales increased $132.6 million, or 8.9%, to $1,620.7 million in fiscal 2013 from $1,488.1 million in pro forma fiscal 2012.  Bargain Wholesale net sales increased by approximately $4.4 million, or 10.0%, to $48.0 million in fiscal 2013 from $43.6 million in pro forma fiscal 2012.  Of the $132.6 million increase in net retail sales, $63.1 million was due to a 4.3% increase in same-store sales for all stores open at least 15 months in fiscal 2013 and 2012, which includes an approximately 50 basis point benefit of two Easter selling seasons that occurred in early April 2012 and late March 2013, compared to one Easter selling season in pro forma fiscal 2012. The same-store sales increase was attributable to an approximately 2.1% increase in transaction counts and an increase in average ticket size by approximately 2.1%.  The full year effect of stores opened in pro forma fiscal 2012 increased sales by $38.2 million and the effect of new stores opened during fiscal 2013 increased net retail sales by $34.5 million.  The increase in sales was partially offset by a decrease in sales of approximately $3.2 million due to the effect of closing one store in California upon expiration of its lease during fiscal 2013.

During fiscal 2013, we added 19 new stores: 14 in California, three in Nevada and two in Texas. We closed one store in California during fiscal 2013.  At the end of fiscal 2013, we had 316 stores compared to 298 as of the end of fiscal 2012. Gross retail square footage as of March 30, 2013 and March 31, 2012 was 6.63 million and 6.29 million, respectively.  For 99¢ Only Stores open all of fiscal 2013, the average net sales per estimated saleable square foot, on a comparable 52-week period, was $321 and the average annual net sales per store were $5.3 million, including the Texas stores open for the full year.

Gross profit. Gross profit increased $23.5 million, or 3.8%, to $640.4 million in fiscal 2013 from $616.9 million in pro forma fiscal 2012.  As a percentage of net sales, overall gross margin decreased to 38.4% in fiscal 2013 from 40.3% in pro forma fiscal 2012.  Among gross profit components, cost of products sold increased by 50 basis points compared to pro forma fiscal 2012, primarily due to a shift in product mix and, to a lesser extent, merchandise price increases.  Gross profit was also negatively impacted by a revision to our excess and obsolescence methodology due to a change in our inventory purchasing philosophy.  As a result of this change, we increased our excess and obsolescence reserves by $9.1 million in the fourth quarter of fiscal 2013 representing 60 basis points. Furthermore, inventory shrinkage increased by 70 basis points compared to pro forma fiscal 2012, primarily due to higher inventory shrinkage based on the store physical inventories taken during fiscal 2013 and the resulting increase in our inventory shrinkage reserves.   The remaining change was made up of increases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased by $62.0 million, or 13.4%, to $523.5 million in fiscal 2013 from $461.5 million in pro forma fiscal 2012.  As a percentage of net sales, operating expenses increased to 31.4% for fiscal 2013 from 30.1% for pro forma fiscal 2012.  Of the 130 basis point increase in operating expenses as a percentage of net sales, retail operating expenses decreased by 30 basis points, distribution and transportation costs decreased by ten basis points, corporate expenses increased by 60 basis points, and other items increased by 110 basis points as described below.

Retail operating expenses for fiscal 2013 decreased as a percentage of net sales by 30 basis points to 21.5% of net sales, compared to 21.8% of net sales for pro forma fiscal 2012. The decrease was primarily due to both lower utilities expenses, as well as lower payroll-related expenses (primarily due to improved store labor productivity and leveraging positive same-store sales.)

Distribution and transportation expenses for fiscal 2013 decreased as a percentage of net sales by ten basis points to 4.6% of net sales, compared to 4.7% as a percentage of net sales for pro forma fiscal 2012.

Corporate operating expenses for fiscal 2013 increased as a percentage of net sales by 60 basis points to 4.0% of net sales, compared to 3.4% of net sales for pro forma fiscal 2012.  The increase as a percentage of net sales was primarily due to payroll-related severance charges of $10.2 million incurred in the fourth quarter of fiscal 2013 in connection with changes in management.

The remaining operating expenses for fiscal 2013 increased as percentage of net sales by 110 basis points to 1.3% of net sales, compared to 0.2% of net sales for pro forma fiscal 2012.  In fiscal 2013, we recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for four officers who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive officer put rights) compared to stock-based compensation of $2.0 million in pro forma fiscal 2012 (see Note 11, “Stock-Based Compensation Plans” to our Consolidated Financial Statements).

Depreciation and amortization.  Depreciation increased $14.3 million, or 33.7%, to $56.8 million in fiscal 2013 from $42.5 million in pro forma fiscal 2012. The increase was primarily a result of adding new depreciable assets from new store openings, full year depreciation impact of stores opened in pro forma fiscal 2012 and adding new depreciable assets for completed information technology projects.  Depreciation as a percentage of net sales was 3.4% in fiscal 2013 and 2.8% for the pro forma fiscal 2012.  Amortization was $1.8 million in both fiscal 2013 and pro forma fiscal 2012.

Operating income. Operating income was $58.3 million for fiscal 2013 compared to operating income of $111.1 million for pro forma fiscal 2012.  Operating income as a percentage of net sales was 3.5% in fiscal 2013 compared to 7.3% in pro forma fiscal 2012.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin, depreciation and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt. Interest expense was $60.9 million in fiscal 2013, primarily reflecting debt service on borrowings used to finance the Merger. Loss on extinguishment of debt was $16.3 million relating to amendment of the First Lien Term Loan Facility in April 2012.  Interest expense was $69.6 million in pro forma fiscal 2012, reflecting debt service on borrowings used to finance the Merger.

Interest income and other expenses.  Interest income was $0.3 million for both fiscal 2013 and pro forma fiscal 2012.  Other expense of $0.4 million in fiscal 2013, primarily reflects realized losses on sale of investments. In pro forma fiscal 2012 we recorded $0.4 million of investment impairment charges on our auction rate securities.

(Benefit) provision for income taxes.  The provision for income taxes was a benefit of $10.1 million in fiscal 2013 compared to a provision of $19.6 million in pro forma fiscal 2012, due to a pre-tax loss in fiscal 2013. The effective tax rate for fiscal 2013 was (53.1%) compared to an effective tax rate of 47.1% for pro forma fiscal 2012.  The effective combined federal and state income tax rates for fiscal 2013 differ from the statutory rates due to the release of valuation allowance on the Texas margin tax credit carry-forward and benefit of federal hiring credits.  The pro forma fiscal 2012 effective combined federal and state income tax rates are higher than the statutory rates due to non-deductibility of certain transaction costs associated with the Merger.

Net income/loss.  As a result of the items discussed above, net income decreased $30.9 million to a net loss of $8.9 million in fiscal 2013 from $22.0 million in pro forma fiscal 2012. Net loss as a percentage of net sales was (0.5%) in fiscal 2013 and compared to net income as a percentage of sales of 1.4% in pro forma fiscal 2012.

Supplemental Management’s Discussion and Analysis - Pro Forma Fiscal Year Ended March 31, 2012 Compared to Pro Forma Fiscal Year Ended April 2, 2011

Net sales.  Total net sales increased $107.8 million, or 7.6%, to $1,531.7 million in pro forma fiscal 2012, a 52-week period, from $1,423.9 million in pro forma fiscal 2011, a 53-week period.  Net retail sales increased $107.7 million, or 7.8%, to $1,488.1 million in pro forma fiscal 2012 from $1,380.4 million in pro forma fiscal 2011.  Bargain Wholesale net sales increased approximately by $0.1 million, or 0.2%, to $43.6 million in pro forma fiscal 2012 from $43.5 million in pro forma fiscal 2011.  Of the $107.7 million increase in net retail sales, $97.9 million was due to a 7.3% increase in same-store sales. The same-store sales increase was attributable to approximately 4.9% increase in transaction counts and increase in average ticket size by approximately 2.3% to $9.81 from $9.58.  The full year pro forma fiscal 2012 effect of stores opened in fiscal 2011 increased sales by $24.9 million and the effect of 13 new stores opened during pro forma fiscal 2012 increased net retail sales by $19.9 million, based on a 52-week period. The increase in retail sales was partially offset by the impact of one additional week included in the fourth quarter of fiscal 2011, resulting in $26.9 million of additional retail sales, and by a decrease in sales of approximately $2.0 million due to the effect of the closing of one store in California upon expiration of its lease during pro forma fiscal 2011. The increase in Bargain Wholesale net sales was partially offset by the extra week of $1.0 million in pro forma fiscal 2011.

During pro forma fiscal 2012, we added 13 new stores: eight in California, two in Arizona, one in Nevada, and two in Texas. We did not close any stores in California during pro forma fiscal 2012.  As of March 31, 2012, we had 298 stores compared to 285 as of the end of fiscal 2011. Gross retail square footage March 31, 2012 and April 2, 2011 was approximately 6.29 million and 6.05 million, respectively.  For 99¢ Only Stores open during all of pro forma fiscal 2012, the average net sales per estimated saleable square foot, on a comparable 52-week period, was approximately $309 and the average annual net sales per store were approximately $5.2 million, including the Texas stores open for the full year.

Gross profit. Gross profit increased $35.8 million, or 6.2%, to $616.9 million in pro forma fiscal 2012 from $581.1 million in pro forma fiscal 2011.  As a percentage of net sales, overall gross margin decreased to 40.3% in pro forma fiscal 2012 from 40.8% in pro forma fiscal 2011.  Among gross profit components, cost of products sold increased by 50 basis points due to merchandise price increases and a shift in product mix. Freight costs for pro forma fiscal 2012 increased by 20 basis points compared to pro forma fiscal 2011. For pro forma fiscal 2012 and pro forma fiscal 2011, shrinkage was flat.   The remaining change was made up of decreases in other less significant items included in cost of sales.

Operating expenses. Operating expenses increased by $23.3 million, or 5.3%, to $461.5 million in pro forma fiscal 2012 from $438.2 million in fiscal pro forma 2011. As a percentage of net sales, operating expenses decreased to 30.1% for fiscal pro forma 2012 from 30.8% for fiscal pro forma 2011.  Of the 70 basis point decrease in operating expenses as a percentage of net sales, retail operating expenses decreased by 80 basis points, distribution and transportation costs were flat, corporate expenses increased by ten basis points, and other items were flat as described below.

Retail operating expenses for pro forma fiscal 2012 decreased as a percentage of net sales by 70 basis points to 21.8% of net sales, compared to 22.5% of net sales for pro forma fiscal 2011. The majority of the decrease was due to payroll-related expenses and occupancy expenses, primarily resulting from increases in same-store sales. These decreases were partially offset by a slight increase in repairs and maintenance expenses as a percentage of net sales.

Distribution and transportation expenses were flat at 4.7% as a percentage of net sales for both pro forma fiscal 2012 and pro forma fiscal 2011.

Corporate operating expenses for fiscal pro forma 2012 increased as a percentage of net sales by ten basis points to 3.4% of net sales, compared to 3.3% of net sales for pro forma fiscal 2011.  The increase as a percentage of net sales was primarily due to legal costs which were partially offset by decreases in payroll and payroll-related expenses.

The remaining operating expenses for pro forma fiscal 2012 were flat as a percentage of net sales at 0.2% of net sales compared to pro forma fiscal 2011 due to lower stock-based compensation costs in pro forma fiscal 2012, offset by the proceeds from a legal settlement from a third party administrator related to workers’ compensation of approximately $2.2 million which was received in pro forma fiscal 2011.

Depreciation and amortization. Depreciation increased $3.2 million, or 8.0%, to $42.5 million in pro forma fiscal 2012 from $39.3 million in pro forma fiscal 2011. The increase was primarily the result of adding new depreciable assets from new store openings. Depreciation as a percentage of net sales was 2.8% for both pro forma fiscal 2012 and pro forma fiscal 2011.  Amortization was $1.8 million in both pro forma fiscal 2012 and pro forma fiscal 2011.

Operating income. Operating income was $111.1 million for pro forma fiscal 2012 compared to operating income of $101.9 million for pro forma fiscal 2011. Operating income as a percentage of net sales was 7.3% in pro forma fiscal 2012 compared to 7.2% in pro forma fiscal 2011.  This was primarily due to the changes in operating expenses partially offset changes in gross margin discussed above.

Interest expense. Interest expense in pro forma fiscal years 2012 and 2011 was $69.6 million and $70.5 million, respectively, reflecting debt service on borrowings used to finance the Merger.

Interest income and other expenses. Interest income for pro forma fiscal 2012 was $0.3 million compared to the interest income of $0.9 million for the pro forma fiscal 2011.  Investment impairment charges for pro forma fiscal 2012 were $0.4 million compared to $0.1 million for pro forma fiscal 2011.

Provision for income taxes. The income tax provision in pro forma fiscal 2012 was $19.6 million compared to $14.2 million in pro forma fiscal 2011, due to the increase in pre-tax income. The effective tax rate for pro forma fiscal 2012 was 47.1% compared to an effective tax rate of 44.1% for pro forma fiscal 2011. The effective combined federal and state income tax rates for pro forma fiscal 2012 and 2011 are higher than the statutory rates in each period due to non-deductible tax differences arising out of the Merger.

Net income. As a result of the items discussed above, pro forma net income increased $4.0 million, or 22.5%, to $22.0 million in pro forma fiscal 2012 from $18.0 million in pro forma fiscal 2011. Net income as a percentage of net sales was 1.4% in pro forma fiscal 2012 and 1.3% in pro forma fiscal 2011.

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated statements of operations have been developed by applying pro forma adjustments to our audited statement of operations for the fiscal year ended April 2, 2011 and our Consolidated Financial Statements for the Predecessor period from April 3, 2011 through January 14, 2012, and for the Successor period from January 15, 2012 to March 31, 2012. The unaudited pro forma condensed consolidated statements of operations for the fiscal year ended April 2, 2011 and fiscal year ended March 31, 2012 gives effect to the Merger as if it had occurred on March 29, 2010.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma condensed consolidated financial data is presented for informational purposes only. The unaudited pro forma condensed consolidated financial data does not purport to represent what our results of operations would have been had the Merger actually occurred on the dates indicated and does not purport to project our results of operations for any future period. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the information contained in other sections of this Report including “Item 6. Selected Financial Data,” in our historical audited consolidated financial statements and related notes thereto, and other sections of this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statements of operations.

The unaudited pro forma condensed consolidated financial information has been prepared to give effect to the Merger including the accounting for the acquisition of our business as a purchase business combination, in accordance with ASC 805, “Business Combinations.”

The unaudited pro forma condensed consolidated statements of operations do not reflect non-recurring charges that have been incurred in connection with the Merger, including (i) certain non-recurring expenses related to the Merger of approximately $25.8 million, and (ii) the stock-based compensation expense of approximately $1.0 million relating to the accelerated vesting of stock based awards to management and associates that vested as a result of the Merger.

	For the Fiscal Year Ended March 31, 2012
	Historical Successor	Historical Predecessor	Pro Forma Adjustments		Pro Forma
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$329,361	$1,158,733	$—		$1,488,094
Bargain Wholesale	9,555	34,047	—		43,602
Total sales	338,916	1,192,780	—		1,531,696

Cost of sales (excluding depreciation and amortization expense shown separately below)	203,775	711,002	—		914,777
Gross profit	135,141	481,778	—		616,919
Selling, general and administrative expenses:
Operating expenses	110,477	376,122	(25,069	)(a)	461,530
Depreciation	11,361	21,855	9,272	(b)	42,488
Amortization of intangible assets	374	14	1,376	(c)	1,764
Total selling, general and administrative expenses	122,212	397,991	(14,421)		505,782
Operating income	12,929	83,787	14,421		111,137

Other (income) expenses:
Interest income	(29)	(291)	—		(320)
Interest expense	16,223	381	53,025	(d)	69,629
Other-than-temporary investment impairment due to credit loss	—	357	—		357
Other	(75)	(107)	—		(182)
Total other expense, net	16,119	340	53,025		69,484
(Loss) income before provision for income taxes	(3,190)	83,447	(38,604)		41,653
Provision for income taxes	2,103	33,699	(16,178	)(e)	19,624
Net (loss) income	$(5,293)	$49,748	$(22,426)		$22,029

	For the Fiscal Year Ended April 2, 2011
	Historical Predecessor	Pro Forma Adjustments		Pro Forma
	(Amounts in thousands)
Net Sales:
99¢ Only Stores	$1,380,357	$—		$1,380,357
Bargain Wholesale	43,521	—		43,521
Total sales	1,423,878	—		1,423,878

Cost of sales (excluding depreciation and amortization expense shown separately below)	842,756	—		842,756
Gross profit	581,122	—		581,122
Selling, general and administrative expenses:
Operating expenses	436,034	2,136	(a)	438,170
Depreciation	27,587	11,751	(b)	39,338
Amortization of intangible assets	18	1,748	(c)	1,766
Total selling, general and administrative expenses	463,639	15,635		479,274
Operating income	117,483	(15,635)		101,848

Other (income) expenses:
Interest income	(865)	—		(865)
Interest expense	77	70,399	(d)	70,476
Other-than-temporary investment impairment due to credit loss	129	—		129
Other	(82)	—		(82)
Total other (income) expense, net	(741)	70,399		69,658
Income before provision for income taxes	118,224	(86,034)		32,190
Provision for income taxes	43,916	(29,713	)(e)	14,203
Net income (loss)	$74,308	$(56,321)		$17,987

(a)         Represents adjustments to increase historical expenses for ongoing expenses incurred in connection with the Merger and adjustments to eliminate one-time historical expenses incurred in connection with the Merger (in thousands):

	Fiscal Year Ended March 31, 2012 (1)	Fiscal Year Ended April 2, 2011

Credit facility annual administration fee (i)	$158	$200
Favorable/unfavorable lease amortization, net (ii)	155	182
Executive compensation (iii)	583	754
Rent expenses (renegotiated leases) (iv)	788	1,000
Subtotal — ongoing expenses	1,684	2,136
One-time merger costs (v)	(26,753)	—
Total operating expenses	$(25,069)	$2,136

(1)                                 Represents adjustments to the predecessor period from April 3, 2011 to January 14, 2012, as the successor period from January 15, 2012 to March 31, 2012 already includes these adjustments.

(i)                                     Represents adjustments to administrative fees associated with the First Lien Term Facility and the ABL Facility in connection with the Merger.

(ii)                                  Represents adjustments resulting from the amortization of favorable lease assets and unfavorable lease liability recorded in connection with the Merger, amortized on a straight-line basis over the remaining lease terms of each lease.

(iii)                               Represents adjustments to compensation expense resulting from new executive salaries of certain named executives based on new employment arrangements in connection with the Merger.

(iv)                              Represents adjustments resulting from the renegotiation of certain leases with the Rollover Investors and their affiliates in connection with the Merger.

(v)                                 Represents adjustments to eliminate one-time historical expenses incurred in connection with the Merger, principally legal and financial advisory fees.

(b)         Represents adjustments resulting from the step-up of depreciable property and equipment of approximately $150 million depreciated on a straight-line basis over their respective remaining useful lives.

(c)          Represents adjustments resulting from the increase in the estimated fair market values of finite-lived intangible assets. Finite-lived intangibles assets include the Rinso and Halsa private label brands which will be amortized over a remaining useful life of 20 years and the Bargain Wholesale customer relationships which will be amortized over a remaining useful life of 12 years.  The useful lives of these finite-lived intangible assets were based on the expected future cash flows associated with these assets.  We based the remaining useful lives for these finite-lived intangible assets at the point in time we expected to realize substantially all of the benefit of projected future cash flows.

(d)         Represents the following adjustments to interest expense, net (in thousands):

	Fiscal Year Ended March 31, 2012 (1)	Fiscal Year Ended April 2, 2011

Pro forma cash interest expense (i)	$48,160	$65,864
Pro forma deferred financing costs amortization expense (i)	4,865	4,535
Less: interest expense, historical (ii)	—	—
Additional expense	$53,025	$70,399

(1)         Represents adjustments to the predecessor period from April 3, 2011 to January 14, 2012, as the successor period from January 15, 2012 to March 31, 2012 already includes these adjustments.

(i)             Reflects the adjustments to interest expense as a result of the increase in annual interest expense associated with borrowings under the First Lien Term Facility and the issuance of Senior Notes, including the amortization of deferred financing costs associated with Senior Notes, the First Lien Term Facility and the ABL Facility and accretion of the original issue discount (“OID”) associated with the First Lien Term Facility. The deferred financing costs and OID is being recognized over the respective terms of the debt agreements using the effective interest method.

(ii)          Historical interest expense has not been adjusted for interest income as amounts are not material and has not been adjusted for interest related to tax matters.

(e)          To reflect the tax effect of the pro forma adjustments, using a combined federal and state statutory tax rate of approximately 40%, and excludes pro forma adjustments that result in no tax benefit, including non-deductible depreciation expenses and one-time historical expenses incurred in connection with the Merger.

Effects of Inflation

During fiscal 2013, inflation did not have a material impact on our overall operations. We experienced increases in health care costs, fuel costs and some vendor prices during the Predecessor and Successor periods of fiscal 2012.  Increases in various costs due to future inflation may impact our operating results to the extent that such increases cannot be passed along to our customers.  See Item 1A, “Risk Factors—Risks Related to Our Business—Inflation may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.”

Liquidity and Capital Resources

We historically funded our operations principally from cash provided by operations, short-term investments and cash on hand, and until the Merger, did not generally rely upon external sources of financing. After the Merger, our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, working capital requirements for new and existing stores, including lease obligations, and debt service requirements. Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility for at least the next 12 months. We currently do not intend to use the availability under our ABL Facility to fund our capital needs in fiscal 2014; however, depending on the exact timing of budgeted capital expenditures, we may borrow under our ABL Facility for short-term capital requirements in future periods. We do not expect to fund basic working capital needs with our ABL Facility; as such, availability under our ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of March 30, 2013, we held $45.5 million in cash, and our total indebtedness was $758.3 million, consisting of borrowings under our First Lien Term Facility of $508.3 million and $250 million of our Senior Notes. We have an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility.  As of March 30, 2013, availability under the ABL Facility is subject to the borrowing base of $134.0 million.  We also have, and will continue to have, significant lease obligations.  As of March 30, 2013, our minimum annual rental obligations under long-term operating leases for fiscal 2014 are $51.7 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include (a) $175 million in commitments under the ABL Facility, and (b) an aggregate principal amount under the First Lien Term Loan Facility amounting to $525 million.

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  At March 31, 2012, all obligations under the First Lien Term Loan Facility were guaranteed by Parent and each of our direct or indirect wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc., a Delaware corporation, and 99 Cents Only Stores, a Nevada corporation (“99 Cents Only Stores (Nevada)”).  In September 2012, 99 Cents Only Stores (Nevada), our inactive wholly owned subsidiary, was dissolved.  As of March 30, 2013, all obligations under the First Lien Term Loan Facility are guaranteed by Parent and 99 Cents Only Stores Texas, Inc. (together, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of March 30, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

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

We evaluated the proper accounting treatment for the amendment.  Specifically, we evaluated the position of each lender under both the original First Lien Term Loan Facility and the amended First Lien Term Loan Facility. We determined that a portion of the refinancing transaction was to be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility.  In accordance with applicable guidance for debt modification and extinguishment, we recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized OID and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

As of March 30, 2013, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of March 30, 2013, amount outstanding under the First Lien Term Loan Facility was $508.3 million.

Following the end of each fiscal year, we are required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The required Excess Cash Flow payment for fiscal 2013 was $3.3 million and was made in July 2013.

The First Lien Term Loan Facility includes restrictions on our ability and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of March 30, 2013, we were in compliance with the terms of the First Lien Term Loan Facility.  In June 2013, we failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the First Lien Term Loan Facility.  On the date hereof and prior to the expiration of the applicable 30-day grace period under the First Lien Term Loan Facility, we delivered the required financial statements. As of the date hereof, we are in compliance with the applicable reporting obligations and other terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid fees of $0.05 million to enter into the interest rate cap agreement.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at March 30, 2013 was a liability of $2.6 million.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by us, Parent and our direct wholly owned subsidiary (together, the “ABL Guarantors”).   The ABL Facility is secured by substantially all of our assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of March 30, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at March 30, 2013) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended March 30, 2013).  We must also pay customary letter of credit fees and agency fees.

As of March 30, 2013 and March 31, 2012, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base was $134.0 million as of March 30, 2013.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of March 30, 2013, we were in compliance with the terms of the ABL Facility.  In June 2013, we failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the ABL Facility. On the date hereof and prior to the expiration of the applicable 30-day grace period under the ABL Facility, we delivered the required financial statements. As of the date hereof, we are in compliance with the applicable reporting obligations and other terms of the ABL Facility.

Senior Notes due 2019

On December 29, 2011, we issued $250 million aggregate principal amount of the “Senior Notes.  The Senior Notes are guaranteed by our direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

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

As of March 30, 2013, we were in compliance with the terms of the Indenture.

Former Executive Put Rights

Pursuant to the employment agreements between us and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive has a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less the any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercises the put right.  The put right applies to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agrees to purchase a higher value).  If exercising the put right is prohibited (e.g., under the First Lien Credit facility, the ABL Facility and the indenture governing the senior notes), then the put right is extended up to three additional years until Parent is no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent is at no time able to make the required payments, the put right expires and is deemed unexercised.  For payout after the first year, the put right is only at the fair market value as of the date the exercising the put right.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive may exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $6.5 million as of March 30, 2013 and has been recorded as part of other accrued expenses.

Cash Flows

Operating Activities

	Year Ended	For the Periods		Year Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(52 Weeks)	(11 Weeks)	(41 Weeks)	(53 Weeks)
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(8,909)	$(5,293)	$49,748	$74,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	56,810	11,361	21,855	27,587
Amortization of deferred financing costs and accretion of OID	4,229	1,425	—	—
Amortization of intangible assets	1,767	374	14	18
Amortization of favorable/unfavorable leases, net	182	38	—	—
Loss on extinguishment of debt	16,346	—	—	—
Loss on disposal of fixed assets	895	130	8	101
Loss on interest rate hedge	592	—	—	—
Long-lived assets impairment	515	—	—	—
Investments impairment	—	—	357	129
Excess tax benefit from share-based payment arrangements	—	—	(5,401)	(1,020)
Deferred income taxes	(32,800)	(1,411)	(10,492)	13,321
Stock-based compensation expense	18,387	137	2,745	2,887

Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,321	(182)	(1,162)	952
Inventories	5,811	17,850	(42,538)	(20,026)
Deposits and other assets	(7,163)	(210)	(920)	(6,222)
Accounts payable	6,458	(8,761)	5,533	844
Accrued expenses	1,700	8,025	15,599	2,749
Accrued workers’ compensation	474	(356)	(3,050)	(4,593)
Income taxes	6,339	(1,736)	10,769	(10,916)
Deferred rent	4,025	714	1,191	(166)
Other long-term liabilities	4,445	(70)	—	(181)

Net cash provided by operating activities	$81,424	$22,035	$44,256	$79,772

Cash provided by operating activities in fiscal 2013 was $81.4 million and consisted of (i) net loss of $8.9 million; (ii) net loss adjustments for depreciation and other non-cash items of $66.9 million; (iii) increase in working capital activities of $16.5 million; and (iv) increase in other activities of $6.9 million, primarily due to increase in deferred rent and other long-term liabilities and a decrease in other long-term assets.  Increase in working capital activities was primarily due to decreases in inventories and income taxes receivable, increases in account payable and accrued expenses, which were partially offset by an increase in other current assets.

Cash provided by operating activities from January 15, 2012 to March 31, 2012 (Successor) was $22.0 million and consisted of (i) net loss of $5.3 million; (ii) net loss adjustments for depreciation and other non-cash items of $12.1 million; (iii) increase in working capital activities of $15.2 million; and (iv) decrease in other activities of $0.2 million.  Increase in working capital activities was primarily due to decreases in inventories and deposits and other assets and an increase in accrued expenses, which were partially offset by a decrease in accounts payable.  Inventories decreased by approximately $17.9 million, primarily due to purchase of seasonal (primarily Easter) inventory.

Cash provided by operating activities from April 3, 2011 to January 14, 2012 (Predecessor) was $44.3 million and consisted of (i) net income of $49.7 million; (ii) net income adjustments for depreciation and other non-cash items of $9.1 million; (iii) decrease in working capital activities of $15.4 million; and (iv) increase in other activities of $0.7 million.  Decrease in working capital activities was primarily due to increases in inventories and a decrease workers’ compensation liability, which were partially offset by the increase in accounts payable, accrued expenses and a decrease in income tax receivable.  Inventories increased by approximately $42.5 million, primarily due to purchase of seasonal (primarily Easter) items and opportunistic purchases.

Cash provided by operating activities in fiscal 2011 was $79.8 million and consisted of (i) net income of $74.3 million; (ii) net income adjustments for depreciation and other non-cash items of $43.0 million; (iii) a decrease in working capital activities of $37.2 million; and (iv) a decrease in other activities of $0.4 million.  Decrease in working capital activities was primarily due to increases in inventories, deposits and other assets, and income taxes receivable and a decrease in workers’ compensation liability, which were partially offset by the increase in accounts payable and a decrease in accounts receivable.  Inventories increased by approximately $20.0 million, primarily due to growth in the number of stores and increased in-stock levels at the stores.

Investing Activities

	Year Ended	For the Periods		Year Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(52 Weeks)	(11 Weeks)	(41 Weeks)	(53 Weeks)
	(amounts in thousands)
Cash flows from investing activities:
Acquisition of 99¢ Only Stores	$—	$(1,477,563)	$—	$—
Deposit — Merger consideration	—	177,322	(177,322)	—
Purchases of property and equipment	(62,494)	(13,170)	(33,570)	(61,121)
Proceeds from sale of fixed assets	12,064	1,910	98	164
Purchases of investments	(1,996)	(6,277)	(52,623)	(69,317)
Proceeds from sale of investments	5,256	24,519	226,805	43,621

Net cash used in investing activities	$(47,170)	$(1,293,259)	$(36,612)	$(86,653)

Capital expenditures in fiscal 2013 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $62.5 million. Property purchases in fiscal 2013 included the acquisition for $13.5 million of a 1.6 acre site with two adjacent buildings and parking lots.  The site is in a high visibility commercial area of west Los Angeles, California that we plan to develop into one of our stores. Proceeds from sale of fixed assets primarily relate to sale-leaseback transactions and sale of held for sale warehouse.  In fiscal 2013, we completed the liquidation of our investment portfolio.

Net cash used in investing activities from January 15, 2012 to March 31, 2012 (Successor) was $1,293.3 million, primarily as a result of the Merger that required cash payments of $1,477.6 million.  Capital expenditures from January 15, 2012 to March 31, 2012 (Successor) consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $13.2 million.

Net cash used in investing activities from April 3, 2011 to January 14, 2012 (Predecessor) was $36.6 million. Capital expenditures from April 3, 2011 to January 14, 2012 (Predecessor) consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $33.6 million.

Capital expenditures in fiscal 2011 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $61.1 million.

We estimate that total capital expenditures in fiscal year 2014 will be approximately $69 million and relate primarily to approximately $44 million for leasehold improvements, fixtures and equipment for new and existing stores, approximately $14 million for information technology projects and approximately $11 million for other capital projects.  We intend to fund our liquidity requirements in fiscal 2013 from net cash provided by operations, cash on hand, and the ABL Facility, if necessary.

Financing Activities

	Year Ended	For the Periods		Year Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(52 Weeks)	(11 Weeks)	(41 Weeks)	(53 Weeks)
	(amounts in thousands)
Cash flows from financing activities:
Proceeds from debt	$—	$774,500	$—	$—
Payments of debt	(5,237)	(11,313)	—	—
Payments of debt issuance costs	(11,230)	(31,411)	—	—
Payments of capital lease obligation	(77)	(13)	(56)	(72)
Proceeds from equity contribution	—	535,900	—	—
Repurchases of common stock related to issuance of Performance Stock Units	—	—	(1,744)	(2,260)
Proceeds from exercise of stock options	—	—	3,359	5,039
Excess tax benefit from share-based payment arrangements	—	—	5,401	1,020

Net cash (used in) provided by financing activities	$(16,544)	$1,267,663	$6,960	$3,727

Net cash used in financing activities in fiscal 2013 is comprised primarily of payment of debt issuance costs and repayments of debt.

Net cash provided by financing activities from January 15, 2012 to March 31, 2012 (Successor) was $1,267.7 million, consisting primarily of proceeds from debt issuances and equity contributions, partially offset by payment of debt issuance costs and repayments of debt.

Net cash provided by financing activities from April 3, 2011 to January 14, 2012 (Predecessor) was $7.0 million, consisting primarily of proceeds from the exercise of stock options partially offset by payments to satisfy employee tax obligations related to the issuance of performance stock units as part of our Predecessor equity incentive plan.

Net cash provided by financing activities during fiscal 2011 was $3.7 million, consisting primarily of proceeds from the exercise of stock options partially offset by payments to satisfy employee tax obligations related to the issuance of performance stock units as part of our Predecessor equity incentive plan.

Off-Balance Sheet Arrangements

As of March 30, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of March 30, 2013.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$768,451	$8,567	$10,474	$10,474	$738,936
Interest payments (a)	341,226	55,609	110,210	108,106	67,301
Capital lease obligations	354	83	185	86	—
Operating lease obligations	261,914	51,657	86,037	51,264	72,956
Purchase obligations (b)	6,440	5,971	469	—	—
Deferred compensation liability	1,153	—	—	—	1,153
Total	$1,379,538	$121,887	$207,375	$169,930	$880,346

(a)         Includes interest expense on fixed and variable debt. Variable debt interest expense based on amended First Lien Term Loan Facility Agreement; see Note 6, “Debt” to our Consolidated Financial Statements.

(b)         Purchase obligations include legally binding agreements that primarily consist of construction contracts of new stores, and purchases and service commitment for logistics and store operations.  Amounts committed under open purchase orders for merchandise are not included if cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We do not have any liabilities related to uncertain tax positions as of March 30, 2013.  See Note 5, “Income Tax Provision” to our Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance. Rental expenses charged to operations in fiscal 2013 were approximately $63.0 million.  Rental expense charged to operating expenses for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $13.1 million and $44.0 million, respectively. Rental expenses charged to operations in fiscal 2011 were approximately $56.7 million.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties.”   The large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

In April 2013, we entered into a 15-year lease for a cold warehouse facility located in Los Angeles, California.  The lease expires in December 2028 and total minimum lease payments under this lease agreement will be approximately $29 million.

Variable Interest Entities

At March 30, 2013 and March 31, 2012, we do not have any variable interest entities.

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

During fiscal 2013 there were two Easter selling seasons that occurred in early April 2012 and in late March 2013, compared to one Easter selling season in pro forma fiscal 2012. There will be no Easter selling season in fiscal 2014.

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding amounts under our Credit Facilities.  As of March 30, 2013, we had variable rate borrowings of $508.3 million under our First Lien Term Facility and no borrowings under our ABL Facility.  The maximum commitment under our ABL Facility was $175 million on March 30, 2013.  The Credit Facilities provide interest rate options based on certain indices as described in Note 6, “Debt” to our Consolidated Financial Statements.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of March 30, 2013, the fair value of the interest rate swap was a liability of $2.6 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid $0.05 million to enter into the interest rate cap agreement.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase of our pre-tax loss and a decrease in cash flows of approximately $2.5 million for the fiscal year ended March 30, 2013.

We liquidated all of our marketable investment securities during fiscal 2013 and do not have any investments as of March 30, 2013.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99¢ Only Stores

Page
Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	51
Report of Independent Registered Public Accounting Firm, BDO USA, LLP	52
Consolidated Balance Sheets as of March 30, 2013 (Successor) and March 31, 2012 (Successor)	53
Consolidated Statements of Comprehensive Income (Loss) for the year ended March 30, 2013 (Successor), the periods January 2012 to March 31, 2012 (Successor), April 3, 2011 to January 14, 2012 (Predecessor) and the year ended April 2, 2011 (Predecessor)	54
Consolidated Statements of Shareholders’ Equity for the year ended March 30, 2013(Successor), the periods January 15, 2012 to March 31, 2012 (Successor), April 3, 2011 to January 14, 2012 (Predecessor) and the year ended April 2, 2011	55
Consolidated Statements of Cash Flows for the year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor), April 3, 2011 to January 14, 2012 (Predecessor) and the year ended April 2, 2011 (Predecessor)	56
Notes to Consolidated Financial Statements	57
Schedule II — Valuation and Qualifying Accounts	119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of 99¢ Only Stores

We have audited the accompanying consolidated balance sheet of 99¢ Only Stores and subsidiaries as of March 30, 2013, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the year ended March 30, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(b) for the year ended March 30, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 30, 2013, and the consolidated results of its operations and its cash flows for the year ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

July 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

99¢ Only Stores

City of Commerce, California

We have audited the accompanying consolidated balance sheet of the 99¢ Only Stores and consolidated entities (the “Company”) as of March 31, 2012 (Successor) and the related consolidated statements of income, shareholders’ equity, and cash flows for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor) and for the year ended April 2, 2011 (Predecessor). In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(b) for the periods referenced above. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2012 (Successor) and the results of its operations and its cash flows for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor) and for the year ended April 2, 2011 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor) and for the year ended April 2, 2011 (Predecessor).

/s/ BDO USA, LLP

Los Angeles, California

July 9, 2012

99¢ Only Stores

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 30, 2013	March 31, 2012
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash	$45,476	$27,766
Short-term investments	—	3,631
Accounts receivable, net of allowance for doubtful accounts of $84 and $280 as of March 30, 2013 and March 31, 2012, respectively	1,851	2,999
Income taxes receivable	3,969	6,868
Deferred income taxes	33,139	31,188
Inventories, net	201,601	200,978
Assets held for sale	2,106	6,849
Other	16,370	11,297
Total current assets	304,512	291,576
Property and equipment, net	476,051	476,525
Deferred financing costs, net	21,016	30,400
Intangible assets, net	471,359	477,434
Goodwill	479,745	479,508
Deposits and other assets	4,554	12,598
Total assets	$1,757,237	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,011	$41,407
Payroll and payroll-related	17,096	15,580
Sales tax	7,200	6,128
Other accrued expenses	29,695	30,569
Workers’ compensation	39,498	39,024
Current portion of long-term debt	8,567	5,250
Current portion of capital lease obligation	83	77
Total current liabilities	152,150	138,035
Long-term debt, net of current portion	749,758	758,351
Unfavorable lease commitments, net	14,833	18,959
Deferred rent	4,823	798
Deferred compensation liability	1,153	5,136
Capital lease obligation, net of current portion	271	354
Long-term deferred income taxes	186,851	214,874
Other liabilities	8,428	767
Total liabilities	1,118,267	1,137,274
Commitments and contingencies (Notes 9 and 10)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at March 30, 2013 and March 31, 2012, respectively	—	—
Additional paid-in capital	654,424	636,037
Accumulated deficit	(14,202)	(5,293)
Other comprehensive (loss) income	(1,252)	23
Total shareholders’ equity	638,970	630,767
Total liabilities and shareholders’ equity	$1,757,237	$1,768,041

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended	For the Periods		Year Ended
		January 15, 2012	April 3, 2011
	March 30, 2013	to March 31, 2012	to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(52 Weeks)	(11 Weeks)	(41 Weeks)	(53 Weeks)
Net Sales:
99¢ Only Stores	$1,620,683	$329,361	$1,158,733	$1,380,357
Bargain Wholesale	47,968	9,555	34,047	43,521
Total sales Total sales	1,668,651	338,916	1,192,780	1,423,878
Cost of sales (excluding depreciation and amortization expense shown separately below)	1,028,295	203,775	711,002	842,756
Gross profit	640,356	135,141	481,778	581,122

Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $515 for the year ended March 30, 2013)	523,495	110,477	376,122	436,034
Depreciation	56,810	11,361	21,855	27,587
Amortization of intangible assets	1,767	374	14	18
Total selling, general and administrative expenses	582,072	122,212	397,991	463,639
Operating income	58,284	12,929	83,787	117,483

Other (income) expense:
Interest income	(342)	(29)	(291)	(865)
Interest expense	60,898	16,223	381	77
Other-than-temporary investment impairment due to credit loss	—	—	357	129
Loss on extinguishment of debt	16,346	—	—	—
Other	380	(75)	(107)	(82)
Total other expense (income), net	77,282	16,119	340	(741)
(Loss) income before provision for income taxes	(18,998)	(3,190)	83,447	118,224
(Benefit) provision for income taxes	(10,089)	2,103	33,699	43,916
Net (loss) income	(8,909)	(5,293)	49,748	74,308

Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	4	68	46	105
Unrealized losses on interest rate cash flow hedge	(1,252)	—	—	—
Less: reclassification adjustment included in net income	(27)	(45)	150	28
Other comprehensive (loss) income, net of tax	(1,275)	23	196	133

Comprehensive (loss) income	$(10,184)	$(5,270)	$49,944	$74,441

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
(Predecessor)
BALANCE, March 27, 2010	69,556	$246,353	$—	$(459)	$354,528	$600,422
Net income	—	—	—	—	74,308	74,308
Net unrealized investment gains	—	—	—	133	—	133
Tax benefit from exercise of stock options and Performance Stock Units	—	1,020	—	—	—	1,020
Exercise of stock options and issuance of Performance Stock Units, net	771	2,779	—	—	—	2,779
Stock-based compensation expense	—	2,887	—	—	—	2,887
BALANCE, April 2, 2011	70,327	253,039	—	(326)	428,836	681,549
Net income	—	—	—	—	49,748	49,748
Net unrealized investment gains	—	—	—	196	—	196
Tax benefit from exercise of stock options and Performance Stock Units	—	5,401	—	—	—	5,401
Exercise of stock options and issuance of Performance Stock Units, net	404	1,615	—	—	—	1,615
Stock-based compensation expense	—	2,745	—	—	—	2,745
BALANCE, January 14, 2012	70,731	$262,800	$—	$(130)	$478,584	$741,254

(Successor)
Issuance of common stock — Class A and B	—	$—	$635,900	$—	$—	$635,900
Net loss	—	—	—	—	(5,293)	(5,293)
Net unrealized investment gains	—	—	—	23	—	23
Stock-based compensation expense	—	—	137	—	—	137
BALANCE, March 31, 2012	—	—	636,037	23	(5,293)	630,767
Net loss	—	—	—	—	(8,909)	(8,909)
Net unrealized investment losses	—	—	—	(23)	—	(23)
Net unrealized losses on interest rate cash flow hedge	—	—	—	(1,252)	—	(1,252)
Stock-based compensation expense	—	—	18,387	—	—	18,387
BALANCE, March 30, 2013	—	$—	$654,424	$(1,252)	$(14,202)	$638,970

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	For the Periods		Year Ended
		January 15, 2012	April 3, 2011
	March 30, 2013	to March 31, 2012	to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(52 Weeks)	(11 Weeks)	(41 Weeks)	(53 Weeks)
Cash flows from operating activities:
Net (loss) income	$(8,909)	$(5,293)	$49,748	$74,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	56,810	11,361	21,855	27,587
Amortization of deferred financing costs and accretion of OID	4,229	1,425	—	—
Amortization of intangible assets	1,767	374	14	18
Amortization of favorable/unfavorable leases, net	182	38	—	—
Loss on extinguishment of debt	16,346	—	—	—
Loss on disposal of fixed assets	895	130	8	101
Loss on interest rate hedge	592	—	—	—
Long-lived assets impairment	515	—	—	—
Investments impairment	—	—	357	129
Excess tax benefit from share-based payment arrangements	—	—	(5,401)	(1,020)
Deferred income taxes	(32,800)	(1,411)	(10,492)	13,321
Stock-based compensation expense	18,387	137	2,745	2,887
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,321	(182)	(1,162)	952
Inventories	5,811	17,850	(42,538)	(20,026)
Deposits and other assets	(7,163)	(210)	(920)	(6,222)
Accounts payable	6,458	(8,761)	5,533	844
Accrued expenses	1,700	8,025	15,599	2,749
Accrued workers’ compensation	474	(356)	(3,050)	(4,593)
Income taxes	6,339	(1,736)	10,769	(10,916)
Deferred rent	4,025	714	1,191	(166)
Other long-term liabilities	4,445	(70)	—	(181)
Net cash provided by operating activities	81,424	22,035	44,256	79,772
Cash flows from investing activities:
Acquisition of 99¢ Only Stores	—	(1,477,563)	—	—
Deposit — Merger consideration	—	177,322	(177,322)	—
Purchases of property and equipment	(62,494)	(13,170)	(33,570)	(61,121)
Proceeds from sale of fixed assets	12,064	1,910	98	164
Purchases of investments	(1,996)	(6,277)	(52,623)	(69,317)
Proceeds from sale of investments	5,256	24,519	226,805	43,621
Net cash used in investing activities	(47,170)	(1,293,259)	(36,612)	(86,653)
Cash flows from financing activities:
Proceeds from debt	—	774,500	—	—
Payments of debt	(5,237)	(11,313)	—	—
Payments of debt issuance costs	(11,230)	(31,411)	—	—
Payments of capital lease obligation	(77)	(13)	(56)	(72)
Proceeds from equity contribution	—	535,900	—	—
Repurchases of common stock related to issuance of Performance Stock Units	—	—	(1,744)	(2,260)
Proceeds from exercise of stock options	—	—	3,359	5,039
Excess tax benefit from share-based payment arrangements	—	—	5,401	1,020
Net cash (used in) provided by financing activities	(16,544)	1,267,663	6,960	3,727
Net increase (decrease) in cash	17,710	(3,561)	14,604	(3,154)
Cash - beginning of period	27,766	31,327	16,723	19,877
Cash - end of period	$45,476	$27,766	$31,327	$16,723
Supplemental cash flow information:
Income taxes paid	$16,372	$5,250	$22,059	$37,657
Interest paid	$54,074	$7,372	$287	$39
Non-cash investing activities for purchases of property and equipment	$(2,146)	$(958)	$(431)	$1,726
Non-cash equity contribution from Rollover Investors	$—	$100,000	$—	$—

The accompanying notes are an integral part of these financial statements.

99¢ Only Stores

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended March 30, 2013 (Successor), Periods January 15, 2012 to March 31, 2012 (Successor), April 3, 2011 to January 14, 2012 (Predecessor) and Fiscal Year Ended April 2, 2011 (Predecessor)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

On January 13, 2012, pursuant to the Agreement and Plan of Merger (“the Merger”), dated as of October 11, 2011 (the “Merger Agreement”), by and among 99¢ Only Stores (“the Company”), Number Holdings, Inc., a Delaware corporation (“Parent”), and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, the Company became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (“CPPIB”) (together, the “Sponsors”) and the Rollover Investors (as defined below).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, no par value (“Company common stock”), was converted into the right to receive $22.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), excluding (1) shares held by any shareholders who were entitled to and who have properly exercised dissenters’ rights under California law, and (2) shares held by Parent, Merger Sub or any other wholly-owned subsidiary of Parent, which included the shares contributed to Parent prior to the completion of the Merger by Eric Schiffer, the Company’s former Chief Executive Officer, Jeff Gold, the Company’s former President and Chief Operating Officer, Howard Gold, the Company’s former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  In addition, each outstanding stock option was cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price for each share subject to the applicable option. Each restricted stock unit (“RSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the RSU multiplied by the Merger Consideration. Each performance stock unit (“PSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the PSU multiplied by the Merger Consideration.

At the effective time of the Merger, each share of Company common stock was converted into the right to receive the Merger Consideration.  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded corporation. See Note 2, “The Merger.”

The Company is incorporated in the State of California.  The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products. As of March 30, 2013, the Company operated 316 retail stores with 232 in California, 39 in Texas, 29 in Arizona, and 16 in Nevada. The Company is also a wholesale distributor of various consumer products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries required to be consolidated in accordance with accounting principles generally accepted in the United States (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. On January 13, 2012, the Company completed the Merger.  The accompanying audited consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively.  The Company’s fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks.  The Successor period from January 15, 2012 to March 31, 2012 consisted of 11 weeks and the Predecessor period from April 3, 2011 to January 14, 2012 consisted of 41 weeks, for a total of 52 weeks.  The Company’s fiscal year 2011 (“fiscal 2011”) (Predecessor) began on March 28, 2010 and ended on April 2, 2011, consisting of 53 weeks with one additional week included in the fourth quarter.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Immaterial Error Correction

The Company is in the process of upgrading its systems for accounting for merchandise inventories.  Among other things, the Company is preparing to implement an SAP system that will enable the Company, for the first time, to track inventory at each of its retail stores on a perpetual basis by stock keeping unit (or SKU). The SAP implementation process will begin in fiscal 2014, with all stores expected to be included by the end of fiscal 2015.  In anticipation of the implementation of this system, during the second half of fiscal 2013 the Company performed physical counts and established inventory cost and retail by SKU at 81 of its more than 300 retail stores. In prior periods, the Company had originally determined the value of store level inventory by performing physical counts for each price point category and then converted those retail values to cost basis by applying a year-to-date cost percentage per store. For the 81 stores where the counts were taken by SKU, the Company determined total retail values by merchandise category and applied each category’s cost percentage to determine the value of the inventory.  As a result of this analysis, the Company determined that single average cost percentage by store was not consistent with the inventory on hand at the applicable balance sheet date based on the higher turnover of low margin product.  As of March 30, 2013 and for all prior periods since Merger, the Company revised the calculation to include a year-to-date cost percentage per merchandise category applied to the estimated retail value for all stores by merchandise category. The result of the foregoing evaluation indicated an overstatement in total inventory of $13.3 million at the Merger date, and represents an amount that has accumulated over prior periods.

Management evaluated the materiality of this error quantitatively and qualitatively, and concluded that it was not material, to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the error in fiscal 2013, would have had a material effect on the fiscal 2013 financial statements, the correction was reflected retroactively within the March 31, 2012 balance sheet, and the purchase price allocation as of the Merger date, which resulted in a $8.0 million increase to goodwill, a $5.3 million increase to deferred tax assets, and a $13.3 million decrease to inventories.

The following table sets forth the effect this correction had on the Company’s prior period reported financial statements (in thousands):

	March 31, 2012
	As Reported	Adjustments	As Adjusted

Deferred income taxes	$25,843	$5,345	$31,188
Inventory	214,318	(13,340)	200,978
Total current assets	299,571	(7,995)	291,576
Goodwill	471,513	7,995	479,508
Total assets	$1,768,041	$—	$1,768,041

The adjustments had no effect on the Company’s prior statements of cash flows or statements of comprehensive income (loss).  Certain amounts disclosed in Notes 1, 2, 5 and 17 have been revised to reflect the correction.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash

For purposes of reporting cash flows, cash includes cash on hand and at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within three business days and therefore are classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $61.4 million and $42.6 million, respectively, as of March 30, 2013 and March 31, 2012. The Company has not experienced any losses in such accounts. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

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

Investments

The Company’s investments in debt and equity securities are classified as available-for-sale and are comprised primarily of money market funds and auction rate securities.  See Note 4, “Investments.”

Investment securities are carried at fair value, based on quoted market prices or other readily available market information. Investments are adjusted for the amortization of premiums or discounts to maturity and such amortization is included in interest income. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets. Gains and losses are recognized when realized in the Company’s Consolidated Statements of Comprehensive Income (Loss). When it is determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings.

Inventories

Inventories are valued at the lower of cost or market. Inventory cost is established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method. Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an independent inventory service company. Additional store-level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that are at least twelve months old and that are not expected to be sold through at the current sales rates over the next twelve months in order to determine what merchandise should be reserved for as excess or obsolete. The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

The Company is in the process of upgrading its systems for accounting for merchandise inventories.  Among other things, the Company is preparing to implement an SAP system that will enable the Company, for the first time, to track inventory at each of its retail stores on a perpetual basis by SKU. The SAP implementation process will begin in fiscal 2014, with all stores expected to be included by the end of fiscal 2015.  In anticipation of the implementation of this system, during the second half of fiscal 2013 the Company performed physical counts and established inventory cost and retail by SKU at 81 of its more than 300 retail stores.  In prior periods, the Company had originally determined the value of store level inventory by performing physical counts for each price point category and then converted those retail values to cost basis by applying a year-to-date cost percentage per store.  For the 81 stores where the counts were taken by SKU, the Company determined total retail values by merchandise category and applied each category’s cost percentage to determine the value of the inventory.  As a result of this analysis, the Company determined that single average cost percentage by store was not consistent with the inventory on hand at the applicable balance sheet date based on the higher turnover of low margin product.  As of March 30, 2013 and for all prior periods since Merger, the Company revised the calculation to include a year-to-date cost percentage per merchandise category applied to the estimated retail value for all stores by merchandise category. The result of the foregoing evaluation indicated an overstatement in total inventory of $13.3 million at the Merger date, and represents an amount that has accumulated over prior periods.

Management evaluated the materiality of this error quantitatively and qualitatively, and has concluded that it was not material, to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the error in fiscal 2013, would have had a material effect on the fiscal 2013 financial statements, the correction was reflected retroactively within the March 31, 2012 balance sheet, and the purchase price allocation as of the Merger date, which resulted in a $8.0 million increase to goodwill, a $5.3 million increase to deferred tax assets, and a $13.3 million decrease to inventories.

In the fourth quarter of fiscal 2013, the Company revised its inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the current management team.  Based on these changes, the Company adjusted its excess and obsolescence reserve to include items that are at least twelve months old and that the Company does not expect to sell above cost within the next twelve months.  As a result of this change, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $9.1 million in the fourth quarter of fiscal 2013. This is a prospective change and did not have an effect on prior periods.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities but within the above stipulated policy.  As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  The Company’s inventory was $201.6 million for the fiscal year ended March 30, 2013 and $207.4 million for the period ended March 31, 2012.

At times, historically, the Company also made large block purchases of inventory that it planned to sell over a period of longer than twelve months.  There are no such inventories as of March 30, 2013. As of March 31, 2012, the Company held inventory of specific products identified as expected to sell over a period that exceeds twelve months of approximately $6.4 million, which is included in deposits and other assets in the consolidated financial statements.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 8, “Fair Value of Financial Instruments”). Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2013, the Company wrote down the carrying value of land held for sale to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.  During the period from January 15, 2012 to March 31, 2012, the period from April 3, 2011 to January 14, 2012, and fiscal 2011, the Company did not record any long-lived asset impairment charges.  See Note 12, “Texas Markets” to the Company’s Consolidated Financial Statements for information regarding the charges related to the Company’s Texas operations.  The Company has not made any material changes to its long-lived asset impairment methodology during fiscal 2013.

Goodwill and Other Intangible assets

In connection with the Merger purchase price allocation, the fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives utilizing then available information, and in some cases were obtained from independent professional valuation experts.  The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  The Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If the Company does not perform a qualitative assessment, or determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. Management has determined that the Company has two reporting units, the wholesale reporting unit and the retail reporting unit.  The amount of goodwill allocated to the wholesale reporting and the retail reporting unit was $12.5 million and $467.2 million, respectively, as of March 30, 2013.

The Company performs the annual test for impairment in the fourth quarter of the fiscal year and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value. The fair value of the trade name is also tested for impairment in the fourth quarter by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate.

During the fourth quarter of fiscal 2013, the Company completed step one of its goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  During the fourth quarter of fiscal 2013, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the trade name exceeded the carrying amount.

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

Derivatives

The Company accounts for derivative financial instruments in accordance with authoritative guidance for derivative instrument and hedging activities.  All financial instrument positions taken by the Company are intended to be used to manage risks associated with interest rate exposures.

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

Purchase Accounting

The Company’s assets and liabilities have been recorded at their estimated fair values as of the date of the Merger.  The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon an assessment of their relative fair value as of the Merger date.  These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.   Refer to Note 5 “Income Tax Provision” for further discussion of income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights are classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached.  In addition, the Company analyzes its inventory levels and the related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  The Company does not include purchasing, receiving, distribution warehouse costs and occupancy costs in its cost of sales.  Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network and occupancy in cost of sales.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimation of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from the Company’s estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

See Note 12, “Texas Markets” to the Company’s Consolidated Financial Statements for information regarding the lease termination charges related to Company’s Texas operations.

During fiscal 2013, the Company sold and leased back three stores and the resulting leases qualify and are accounted for as operating leases.  The net proceeds from the sale-leaseback transactions amounted to $5.3 million.  Gains of $0.4 million were deferred and are being amortized over the term of lease (12-15 years).  In March 2012, the Company sold and leased back a store and the resulting lease qualifies and is accounted for as an operating lease.  The net proceeds from the sale-leaseback transaction amounted to $1.9 million.  The gain of $0.8 million was deferred and is being amortized over the term of lease (13 years).

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of reported and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for March 30, 2013 and March 31, 2012.

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

Advertising

The Company expenses advertising costs as incurred, except the costs associated with television advertising, which are charged to expense the first time the advertising takes place.  Advertising expenses were $5.4 million for the fiscal year ended March 30, 2013.  Advertising expenses were $1.2 million and $4.3 million for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012, respectively.  Advertising expenses were $5.5 million for the fiscal year ended April 2, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, short-term marketable securities, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash, short-term marketable securities and interest rate derivatives are measured and recorded at fair value. Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  Refer to Note 8 “Fair Value of Financial Instruments” for further discussion of the fair value of debt.

The Company utilizes the authoritative guidance for fair value, which includes the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements.  Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value measurements reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Comprehensive Income

Other comprehensive income includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.  The following table sets forth the calculation of comprehensive income, net of tax effects, for the periods indicated (in thousands):

	Year Ended	For the Periods		Year Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net (loss) income	$(8,909)	$(5,293)	$49,748	$74,308

Unrealized holding gains on marketable securities, net of tax effects of $3 in fiscal 2013, $45 for January 15, 2012 to March 31, 2012, $30 for April 3, 2011 to January 14, 2012, and $70 in fiscal 2011	4	68	46	105
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(835) in fiscal 2013, $0 for January 15, 2012 to March 31, 2012, $0 for April 3, 2011 to January 14, 2012, and $0 in fiscal 2011	(1,252)	—	—	—
Reclassification adjustment, net of tax effects of $(18) in fiscal 2013, $(30) for January 15, 2012 to March 31, 2012, $100 for April 3, 2011 to January 14, 2012, and $19 in fiscal 2011	(27)	(45)	150	28
Total unrealized holding (losses) gains, net	(1,275)	23	196	133
Total comprehensive (loss) income	$(10,184)	$(5,270)	$49,944	$74,441

New Authoritative Standards

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” (ASU 2011-05).  ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial position or results of operations, other than presentation.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which is effective for reporting periods beginning after December 15, 2012.  ASU 2013-02 was issued to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  ASU 2013-02 requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements.  Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period.  For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with GAAP is required.  The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.  The Company will adopt this guidance in the first quarter of fiscal 2014.

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

•                  Issuance of $250 million principal amount of 11% senior notes due 2019 (the “Senior Notes”); and

•                  Equity investments of $635.9 million from the Sponsors and the Rollover Investors.

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

Sources:
Proceeds from First Lien Term Loan	$525,000
Proceeds from Senior Notes	250,000
Proceeds from ABL Facility	10,000
Proceeds from equity contributions	535,900
Rollover equity from Rollover Investors	100,000
Cash on hand	212,575
Total sources	$1,633,475

Uses:
Equity purchase price	$1,577,563
Original issue discount and other debt issuance costs	41,911
Cash to balance sheet	14,001
Total uses	$1,633,475

Purchase Accounting

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives using information available at the acquisition date, and in some cases, valuation results from independent valuation specialists.  Purchase accounting adjustments were recorded to: (i) increase the carrying value of property and equipment, (ii) establish intangible assets for trade names, vendor relations and favorable lease commitments and (iii) revalue lease-related liabilities. Also, as disclosed in Note 1, inventory has also been adjusted to record an error that was identified in fiscal 2013 but related to prior periods.

The allocation of purchase price is as follows (in thousands):

Purchase price	$1,577,563
Less: net assets acquired	741,017
Excess of purchase price over book value of net assets acquired	$836,546

Write up (down) of tangible assets:
Property and equipment	$87,863
Land and buildings	63,549
Assets held for sale	(933)
Deferred rent	(425)
Leasing commission	(5,224)
Inventory error correction	(13,340)

Acquisition-related intangible assets:
Trade name (indefinite life)	$410,000
Trademarks (20 year life)	1,822
Bargain Wholesale customer relationships	20,000
Fair market value of favorable leases	46,723
Acquisition-related intangibles	478,545

Write down/(up) of liabilities:
Deferred rent and lease incentive revaluation	10,742
Fair market value of unfavorable leases	(19,836)

Deferred income taxes:
Long-term deferred taxes	$(244,140)

Residual goodwill (1)	$479,745
Total allocated excess purchase price	$836,546

(1)         The Company does not expect any of the residual goodwill to be tax deductible because the Merger was a nontaxable transaction. Goodwill is considered to have an indefinite life and is not amortized, but rather reviewed annually for impairment or more frequently if indicators of impairment exist.

As a result of the Merger, the Company recognized, in the Consolidated Statements of Comprehensive Income (Loss), legal, financial advisory, accounting, and other merger related costs of $10.6 million for the period January 15, 2012 to March 31, 2011 and $15.2 million for the period April 3, 2011 to January 14, 2012.

Pro forma financial information (unaudited)

The following unaudited pro forma results of operations give effect to the Merger as if it had occurred on March 28, 2010.  The pro forma results of operations reflect adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record interest expense, including amortization of deferred financing fees and original issue discount (“OID”), and (iii) to eliminate certain non-recurring charges that were incurred in connection with the Merger, including acquisition-related share-based compensation, legal and advisory fees, and other miscellaneous transaction related costs.  This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations in the future (in thousands):

	January 15, 2012 to March 31, 2012		April 3, 2011 to January 14, 2012		For the Fiscal Year Ended April 2, 2011
	(Successor)		(Predecessor)
	Historical	Pro Forma	Historical	Pro Forma	Historical	Pro Forma

Net sales	$338,916	$338,916	$1,192,780	$1,192,780	$1,423,878	$1,423,878

Net (loss) income	$(5,293)	$(29,739)	$49,748	$51,768	$74,308	$17,987

Goodwill and other intangible assets and liabilities

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities, and the amortization of finite lived intangible assets and liabilities recognized by the “Successor” (in thousands):

	As of March 30, 2013				As of March 31, 2012
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,508	$—	$479,508
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,508	$—	$889,508
Finite lived intangible assets:
Trademarks	19	$2,000	$(121)	$1,879	20	$2,000	$(21)	$1,979
Bargain Wholesale customer relationships	11	20,000	(2,019)	17,981	12	20,000	(353)	19,647
Favorable leases	1 to 16	46,723	(5,224)	41,499	2 to 17	46,723	(915)	45,808
Total finite lived intangible assets		68,723	(7,364)	61,359		68,723	(1,289)	67,434
Total goodwill and other intangible assets		$958,468	$(7,364)	$951,104		$958,231	$(1,289)	$956,942

	As of March 30, 2013
	Trademarks	Bargain Wholesale Customer Relationships	Favorable Leases
Estimated amortization of finite lived intangible assets (a) (b):
FY 2014	$100	$1,667	$4,279
FY 2015	100	1,667	4,250
FY 2016	100	1,667	4,231
FY 2017	100	1,667	4,186
FY 2018	100	1,667	4,031
Thereafter	1,379	9,646	20,522
	$1,879	$17,981	$41,499

	As of March 30, 2013				As of March 31, 2012
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 17	$19,835	$(5,002)	$14,833	2 to 18	$19,835	$(876)	$18,959

Estimated amortization of unfavorable leases (b):
FY 2014		$4,005
FY 2015		3,500
FY 2016		2,334
FY 2017		1,662
FY 2018		1,077
Thereafter		2,255
		$14,833

(a)    Amortization of trademarks and Bargain Wholesale customer relationships is recognized in amortization expense on the Consolidated Statement of Comprehensive Income (Loss).

(b)   Amortization of favorable and unfavorable leases is recognized in rent expense, as a component of operating expenses on the Consolidated Statement of Comprehensive Income (Loss).

The change to goodwill from March 31, 2012 to March 30, 2013 was due to the adjustment of the purchase price fair values assigned.

3.             Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	March 30, 2013	March 31, 2012
Property and equipment
Land	$160,446	$156,137
Buildings	90,466	89,110
Buildings improvements	64,429	59,375
Leasehold improvements	112,779	92,909
Fixtures and equipment	76,831	54,659
Transportation equipment	7,497	6,489
Construction in progress	30,949	29,271
Total property and equipment	543,397	487,950
Less: accumulated depreciation and amortization	(67,346)	(11,425)
Property and equipment, net	$476,051	$476,525

4.             Investments

The Company liquidated all of its marketable investment securities during fiscal 2013 and did not have any investments as of March 30, 2013.

The following table summarizes the investments in marketable securities as of March 31, 2012 (in thousands):

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Money market funds	$1,627	$—	$—	$1,627
Auction rate securities	1,965	39	—	2,004
Total	$3,592	$39	$—	$3,631

Reported as:
Short-term investments				$3,631
Long-term investments in marketable securities				—
Total				$3,631

The auction rate securities that the Company held generally were short-term debt instruments that provided liquidity through a Dutch auction process in which interest rates reset every 7 to 35 days.  There are no auction rate securities remaining as of March 30, 2013.  As of March 31, 2012, the Company had included $2.0 million of its auction rate securities in current assets on the Company’s consolidated balance sheet.

Realized losses from sale of marketable securities in fiscal 2013 were $0.3 million. Realized gains from the sale of marketable securities were less than $0.1 million, $0.1 million, and less than $0.1 million for the periods from January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012, and fiscal year ended April 2, 2011, respectively.

There were no impairment charges related to other-than-temporary impairments during fiscal 2013 and during the period January 15, 2012 to March 31, 2012.  The Company recognized an investment impairment charge related to credit losses of $0.4 million on its auction rate securities for the period from April 3, 2011 to January 14, 2012.  The Company recognized an investment impairment charge related to credit losses of $0.1 million on its auction rate securities for fiscal 2011.

The Company did not have any available-for-sale securities with unrealized losses as of March 31, 2012.

5.             Income Tax Provision

The provision for income taxes consists of the following (in thousands):

	Year Ended	For the Periods		Year Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$16,042	$2,727	$32,843	$22,379
State	3,401	772	5,388	6,237
	19,443	3,499	38,231	28,616
Deferred - federal and state	(29,532)	(1,396)	(4,532)	15,300
(Benefit) provision for income taxes	$(10,089)	$2,103	$33,699	$43,916

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	Year Ended		For the Periods				Year Ended
	March 30, 2013		January 15, 2012 to March 31, 2012		April 3, 2011 to January 14, 2012		April 2, 2011
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$(6,649)	(35.0)%	$(1,116)	35.0%	$29,206	35.0%	$41,378	35.0%
State income taxes, net of federal income tax effect	(2,548)	(13.4)	96	(3.0)	3,138	3.7	4,225	3.5
Effect of permanent differences	(163)	(0.8)	3,137	(98.4)	2,165	2.6	3	0.0
Welfare to work, and other job credits	(811)	(4.3)	—	0.0	(1,027)	(1.2)	(1,473)	(1.2)
Other	82	0.4	(14)	0.5	217	0.3	(217)	(0.2)
	$(10,089)	(53.1)%	$2,103	(65.9)%	$33,699	40.4%	$43,916	37.1%

The difference between the statutory rate of 35% and the effective tax rate for fiscal 2013 was driven primarily by the release of valuation allowance on the Texas margin tax credit carry-forward and deductibility of federal hiring credits.

The components of deferred tax assets and liabilities were as follows (in thousands):

	Years Ended
	March 30, 2013	March 31, 2012
DEFERRED TAX ASSETS
Workers’ compensation	$16,904	$16,701
Uniform inventory capitalization	5,520	7,448
Leases	8,075	10,200
Share-based compensation	7,927	59
Net operating loss carry-forwards	135	169
Inventory	12,057	7,057
Accrued liabilities	10,687	7,836
Amortization	46	—
Debt extinguishment	6,188	—
State taxes	10,712	12,505
Credits	13,615	10,560
Other	3,463	2,171
Total Gross Deferred Tax Assets	95,329	74,706
Less: Valuation Allowances	11,610	10,346
Total Net Deferred Tax Assets	83,719	64,360
DEFERRED TAX LIABILITIES
Depreciation	(32,192)	(41,376)
Intangibles	(201,727)	(204,281)
Prepaid expenses	(3,454)	(2,389)
Other	(58)	—
Total Deferred Tax Liabilities	(237,431)	(248,046)
Net Deferred Tax Assets (Liabilities)	$(153,712)	$(183,686)

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  The valuation allowance as of March 30, 2013 relates to the deferred tax assets for the California Enterprise Zone Credit carry-forward of approximately $11.6 million at year-end that, beginning on January 1, 2014, can be carried forward only for 10 years.  Utilization of these credits is limited to the taxable income ascribed to the enterprise zones in a given tax year.  The Company has engaged a third party provider to compute the credit each year and for the last several years, the credit carry-forward has grown.  Prospectively, the Company will incur significant interest expense which should further reduce its taxable income and ability to use the credits.  Due to the aforementioned negative evidence, it is more likely than not that the California Enterprise Zone Credits carryover will not be realizable.

Pursuant to the Company’s decision in August 2009 to continue operations in Texas, the Company recorded a deferred tax asset related to Texas net operating loss credits in fiscal 2010.  Based on the then estimate of future utilization of these credits, the Company had also recorded a related valuation allowance of $1.9 million.  The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are, in management’s estimation, more likely than not to be realized.  As of March 31, 2012, the Company had maintained the related valuation allowance of $1.9 million.  In fiscal 2013, due to the Company’s decision to expand operations in Texas and the expected continued profitability, it is more likely than not that the Texas margin tax credit carry-forwards will be utilized.  Due to this positive evidence, the recorded valuation allowance of $1.9 million has been released.

The Company recorded significant deferred taxes in connection with its Merger on January 13, 2012.  See Note 2, “The Merger” for more information regarding allocation of the purchase price.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and does not have any unrecognized tax benefits.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2008 forward.  The federal tax return for the period March 27, 2010 was examined by the Internal Revenue Service resulting in no changes to the reported tax.

6.                                      Debt

Short and long-term debt consists of the following (in thousands):

	March 30, 2013	March 31, 2012
ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $10,126 and $10,086 as of March 30, 2013 and March 31, 2012, respectively	508,325	513,601
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	758,325	763,601
Less: current portion of long-term debt	8,567	5,250
Long-term debt, net of current portion	$749,758	$758,351

As of March 30, 2013 the scheduled maturities of debt for each of the five succeeding fiscal years are as follows (in thousands):

March 30, 2013

Future maturities	Maturities of Long-term Debt

FY 2014	$8,567
FY 2015	5,237
FY 2016	5,237
FY 2017	5,237
FY 2018	5,237
Thereafter	738,936
Long-term debt, current and non-current	$768,451

As of March 30, 2013 and March 31, 2012, the deferred financing costs are as follows (in thousands):

	March 30, 2013			March 31, 2012
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL facility	$3,078	$(746)	$2,332	$3,078	$(130)	$2,948
First lien term loan facility	9,308	(1,179)	8,129	16,572	(653)	15,919
Senior notes	11,761	(1,206)	10,555	11,761	(228)	11,533
Total deferred financing costs	$24,147	$(3,131)	$21,016	$31,411	$(1,011)	$30,400

Estimated interest expense from deferred financing fees:
FY 2014	$3,244
FY 2015	3,101
FY 2016	3,312
FY 2017	3,426
FY 2018	3,208
Thereafter	4,725
	$21,016

On January 13, 2012, in connection with the Merger, the Company obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include (a) $175 million in commitments under the ABL Facility, and (b) an aggregate principal amount under the First Lien Term Loan Facility amounting to $525 million.  At the closing, $10 million of the ABL Facility was drawn on January 13, 2012 to finance a portion of the Merger Consideration and transaction expenses, and in February 2012, the Company repaid the entire $10 million.

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  As of March 31, 2012, all obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc., a Delaware corporation, and 99 Cents Only Stores, a Nevada corporation (“99 Cents Only Stores (Nevada)”).  In September 2012, 99 Cents Only Stores (Nevada), an inactive wholly owned subsidiary of the Company, was dissolved.  As of March 30, 2013, all obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (together, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of March 30, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.  The applicable margin used is 5.50% for Eurocurrency loans and 4.50% for base rate loans.

On April 4, 2012, the Company amended the terms of the existing seven-year $525 million First Lien Term Loan Facility, and incurred refinancing costs of $11.2 million. The amendment, among other things, decreased the applicable margin from the London Interbank Offered Rate (“LIBOR”) plus 5.50% (or base rate plus 4.50%) to LIBOR plus 4.00% (or base rate plus 3.00%) and decreased the LIBOR floor from 1.50% to 1.25%.  The maximum capital expenditures covenant in the First Lien Term Loan Facility was also amended to permit an additional $5 million in capital expenditures each year throughout the term of the First Lien Term Facility.

The Company evaluated the accounting treatment for the amendment.  Specifically, the Company evaluated the position of each lender under both the original First Lien Term Loan Facility and the amended First Lien Term Loan Facility. The Company determined that a portion of the refinancing transaction should be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility. In accordance with applicable guidance for debt modification and extinguishment, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.  The Company recorded $0.3 million as deferred debt issuance costs and $5.9 million as OID in connection with the amendment.

As of March 30, 2013, the interest rate charged on the First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of March 30, 2013, amount outstanding under the First Lien Term Loan Facility was $508.3 million.

Following the end of each fiscal year, the Company is required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to and make capital expenditures or merge or consolidate with or into, another company. As of March 30, 2013, the Company was in compliance with the terms of the First Lien Term Loan Facility.  In June 2013, the Company failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the First Lien Term Loan Facility.  Prior to the expiration of the applicable 30-day grace period under the First Lien Term Loan Facility, the Company delivered the required financial statements. Accordingly, the Company is in compliance with the applicable reporting obligations and other terms of the First Lien Term Loan Facility.

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

In addition, during the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at March 30, 2013 was a liability of $2.6 million.  See Note 7, “Derivative Financial Instruments” for more information on the Company’s interest rate cap and interest rate swap agreements.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by the Company, Parent and the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (together, the “ABL Guarantors”).   The ABL Facility is secured by substantially all of the Company’s assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of March 30, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at March 30, 2013), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012. Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended March 30, 2013).  The Company must also pay customary letter of credit fees and agency fees.

As of March 30, 2013 and March 31, 2012, the Company had no outstanding borrowings under the ABL Facility.  Outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base, was $134.0 million at March 30, 2013.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of March 30, 2013, the Company was in compliance with the terms of the ABL Facility. In June 2013, the Company failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the in the ABL Facility. Prior to the expiration of the applicable 30-day grace period under the ABL Facility, the Company delivered the required financial statements. Accordingly, the Company is in compliance with the applicable reporting obligations and other terms of the ABL Facility.

Senior Notes due 2019

On December 29, 2011, the Company issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019.  The Senior Notes are guaranteed by the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Senior Notes Guarantor”).

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

As of March 30, 2013, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
First lien term loan facility	$28,466	$7,475	$—	$—
ABL facility	826	44	—	—
Senior notes	27,347	7,104	—	—
Amortization of deferred financing costs and OID	4,229	1,567	—	—
Other interest expense	30	33	381	77
Interest expense	$60,898	$16,223	$381	$77

7.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company has capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeds 3.00% the Company will pay interest at the capped rate.  In the event LIBOR is less than 3.00%, the Company will pay interest at the prevailing LIBOR rate.  In fiscal 2013, the Company paid interest at the prevailing LIBOR rate.

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

Fair Value

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2).  A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	March 30, 2013	March 31, 2012

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$381	$—
Interest rate swap (included in other long-term liabilities)	$2,249	$—
Accumulated other comprehensive loss, net of tax (included in shareholders’ equity)	$1,252	$—

A summary of recorded amounts included in the consolidated statements of comprehensive income is as follows (in thousands):

Year Ended
March 30, 2013
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$1,252
Loss related to ineffective portion of derivative recognized in interest expense	$543
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$49

8.                                      Fair Value of Financial Instruments

The Company complies with authoritative guidance for fair value measurement and disclosures which establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	March 30, 2013
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,153	$1,153	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$381	$—	$381	$—
Other long-term liabilities — interest rate swap	$2,249	$—	$2,249	$—
Other long-term liabilities — deferred compensation	$1,153	$1,153	$—	$—

Level 1 measurements include $1.2 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate swap agreement estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

There were no Level 3 assets or liabilities as of March 30, 2013.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the fiscal 2013.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

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

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended	Period Ended	Period Ended
	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Predecessor)
Description
Beginning balance	$2,004	$7,669	$8,409
Transfers into Level 3	—	—	—
Total realized/unrealized gains (losses):
Included in earnings	(331)	(1)	(312)
Included in other comprehensive income	(38)	40	494
Purchases, redemptions and settlements:
Purchases	—	—	—
Redemptions	(1,635)	(5,704)	(922)
Ending balance	$—	$2,004	$7,669

Total amount of unrealized gains for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$—	$40	$494

In connection with the Merger, the Company entered into a credit facility including an ABL Facility of $175 million and a First Lien Term Loan Facility of $525 million, and sold $250 million of Senior Notes with a coupon rate of 11% in a private placement. The outstanding debt under the credit facility and senior notes are recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The Company’s Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of March 30, 2013.

The fair value of the Senior Notes was estimated at $288.1 million, or $38.1 million greater than the carrying value, as of March 30, 2013, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $259.3 million, or $9.3 million greater than the carrying value, as of March 31, 2012, using a discounted cash flow analysis (Level 3 inputs).

See Note 6, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During fiscal 2013, the Company wrote down the carrying value of land held for sale to its fair value of $1.7 million from $2.2 million, resulting in an asset impairment charge of $0.5 million. Fair value was determined on the basis of an independent broker opinion based on geographic area market comparable, less estimated cost to sell.

9.                                      Related-Party Transactions

Stockholders Agreement

Upon completion of the Merger, the Parent entered into a stockholders agreement with each of its stockholders, which includes certain of the Company’s former directors, employees and members of management and the Company’s principal stockholders.  The stockholders agreement gives (i) Ares Corporate Opportunities Fund III, L.P., an affiliate of Ares (“ACOF”), the right to designate four members of the board of directors of Parent (the “Parent Board”), (ii) ACOF the right to designate two independent members of the Parent Board, which directors shall be approved by CPPIB, and (iii) CPPIB the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”).  The stockholders agreement provides for the election of Eric Schiffer, Jeff Gold and Howard Gold to the Parent Board, for so long as they hold the position of Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively, and if those individuals do not hold such positions, the Rollover Investors have the right to designate one member of the Parent Board for so long as the Rollover Investors, in the aggregate continue to own at least 50% of the outstanding shares of Class A Common Stock that they held on the date of the Merger (the “Rollover Director”).  Under the terms of the stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including at least one director designated by ACOF and one director designated by CPPIB, and certain other corporate actions require the approval of the Rollover Director.  These actions include the incurrence of additional indebtedness over $20 million in the aggregate outstanding at any time, the issuance or sale of any of our capital stock over $20 million in the aggregate, the sale, transfer or acquisition of any assets with a fair market value of over $20 million, the declaration or payment of any dividends, entering into any merger, reorganization or recapitalization, amendments to our charter or bylaws, approval of our annual budget and other similar actions.

The stockholders agreement contains significant transfer restrictions and certain rights of first offer, tag-along, and drag-along rights.  In addition, the stockholders agreement contains registration rights that, among other things, require Parent to register common stock held by the stockholders who are parties to the stockholders agreement in the event Parent registers for sale, either for its own account or for the account of others, shares of its common stock.

Under the stockholders agreement, certain affiliate transactions require the approval of a majority of disinterested directors, and certain affiliate transactions between the Parent, on the one hand, and Ares, CPPIB or any of their respective affiliates, on the other hand, require the approval of a majority of disinterested directors, including the Rollover Director.

Voting Agreement

The Canada Pension Plan Investment Board Act 1997 (Canada) imposes certain share ownership limitations on CPPIB.  These limitations include restrictions on CPPIB’s indirect ownership levels (through Parent) of the Company’s Class B Common Stock, par value $0.01 per share, which has de minimis economic rights and the right to vote solely with respect to the election of directors.  An affiliate of Ares holds 10% of the Company’s Class B Common Stock.  The Company has entered into a voting agreement with Parent and the affiliate of Ares pursuant to which such Class B Common Stock held by the affiliate of Ares is subject to a call right that allows Parent to repurchase such stock at any time for de minimis consideration.  The voting agreement also provides, among other things, for the affiliate of Ares to take certain actions requested by Parent to elect or remove the Company’s directors.

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In addition, upon completion of the Merger, the Company and Parent reimbursed affiliates of the Sponsors for their expenses incurred in connection with the Merger in an aggregate amount of $4.2 million in fiscal 2012.  In fiscal 2013, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.7 million.  The Sponsors provided no services to us during fiscal 2013.

Agreements Regarding Lease Arrangements

On January 13, 2012, the Company entered into new lease agreements (the “Leases”) with Eric Schiffer, Howard Gold and Karen Schiffer, the spouse of Mr. Schiffer and sister of Messrs. Howard and Jeff Gold, and certain of their affiliates for 13 stores and one store parking lot, which replaced the existing month-to-month leases.  The Leases have approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, as previously contemplated, the Company reached a final agreement with the Rollover Investors on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.  Rental expense for these Leases was $2.9 million for the fiscal year 2013.  Rental expense for these Leases was $0.7 million for the period of January 15, 2012 to March 31, 2012 and $1.7 million for the period of April 3, 2011 to January 14, 2012.  Rental expense for these Leases was $2.1 million for the fiscal year 2011.

Stock Purchase Agreement

In June 2012, Parent entered into a Stock Purchase Agreement with Norman Axelrod, a director of Parent and of the Company, and AS SKIP, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member (together with Norman Axelrod, the “Purchasers”).  Pursuant to the terms of the Stock Purchase Agreement, the Purchasers purchased 750 shares of Class A Common Stock and 750 shares of class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”) for an aggregate purchase price of $750,000.

10.                               Commitments and Contingencies

Credit Facilities

The Company’s credit facilities and commitments are discussed in detail in Note 6.

As of March 31, 2012, the Company also had a standby letter of credit for $0.4 million, related to one of its leased properties, where the lessor was a named beneficiary in the event of a default by the Company, and potentially was entitled to draw on the letter of credit in the event of a specified default.  The letter of credit expired in October 2012.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expense charged to operating expenses in fiscal 2013 was $63.0 million of which $0.3 million was paid as percentage rent, based on sales volume for the year ended.  Rental expense charged to operating expenses for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $13.1 million and $44.0 million respectively, of which less than $0.1 million and $0.2 million were paid as percentage rent, based on sales volume for each of the periods then ended, respectively.  Rental expense charged to operating expenses in fiscal 2011 was $56.7 million of which $0.3 million was paid as percentage rent, based on sales volume for the year ended.  Sub-lease income earned in fiscal 2013 was $0.6 million.  Sub-lease income earned for the periods January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $0.1 million and $0.6 million, respectively.  Sub-lease income earned in fiscal 2011 was $0.9 million.

As of March 30, 2013, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases was as follows (amounts in thousands):

Fiscal Year:	Operating leases	Capital leases	Future Minimum Sub-lease Income
2014	$51,657	$106	$401
2015	46,904	106	305
2016	39,133	106	256
2017	29,418	90	74
2018	21,846	—	—
Thereafter	72,956	—	—
Future minimum lease payments	$261,914	$408	$1,036

Less amount representing interest		(54)
Present value of future lease payments		$354

The capital lease relates to a building for one of the Company’s stores.  The gross asset amount recorded under the capital lease was $0.3 million as of March 30, 2013 and March 31, 2012.  Accumulated depreciation was less than $0.1 million as of March 30, 2013 and March 31, 2012.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of March 30, 2013 and March 31, 2012, the Company had recorded a liability $39.4 million and $39.0 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of March 30, 2013 and March 31, 2012 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  At March 30, 2013 and March 31, 2012, the Company had recorded a liability of $0.5 million and $0.9 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

The following table summarizes the changes in the reserves for self-insurance for the periods indicated (in thousands):

	Workers’ Compensation	Health Insurance
(Predecessor)
Balance as of 3/27/10	$47,023	$—
Claims Payments	(15,555)	—
Reserve Accruals	10,962	—
Balance as of 4/2/11	$42,430	$—

Claims Payments	(12,938)	(2,280)
Reserve Accruals	9,888	3,124
Balance as of 1/14/12	$39,380	$844

(Successor)
Claims Payments	$(3,855)	$(1,502)
Reserve Accruals	3,499	1,509
Balance as of 3/31/12	$39,024	$851

Claims Payments	$(18,655)	$(7,050)
Reserve Accruals	19,129	6,715
Balance as of 3/30/13	$39,498	$516

Legal Matters

Wage and Hour Matters

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.   Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the Court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the Court ordered the parties to submit further briefing and argument.  Following this supplemental briefing and while the motion was under advisement, Mr. Allen sought leave to amend his complaint to add a cause of action pursuant to the Private Attorneys General Act of 2004 (“PAGA”).  The Company did not oppose this motion and on January 5, 2012, the Court granted Mr. Allen’s motion and his First Amended Complaint was filed.  On February 27, 2012, the Court denied the Company’s motion to compel arbitration.  The Company filed a notice of its intention to appeal that ruling on April 12, 2012.  Following a mediation of this matter on August 30, 2012, the parties entered into a ‘‘term sheet’’ settlement agreement for an immaterial amount, which is subject to court approval.  As of April 11, 2013, all parties had executed a Stipulation Re: Settlement of Class Action.  On April 17, 2013, Mr. Allen filed his motion for preliminary approval of the settlement.  The Company filed a notice of non-opposition to this motion on April 25, 2013.  On May 9, 2013, the Court granted preliminary approval of the settlement.  A hearing regarding final approval of the settlement was set for August 23, 2013.  If the settlement agreement is not approved by the court, the Company cannot predict the outcome of this lawsuit.

Shelley Pickett v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff Shelley Pickett filed a representative action complaint against the Company on November 4, 2011, alleging a PAGA claim virtually identical that of another matter which was dismissed with prejudice in December 2011, Bright v. 99¢ Only Stores. Like the plaintiff in the Bright case, Plaintiff Pickett asserts that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. She seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  On November 8, 2011, Plaintiff Pickett filed a Notice of Related Case, stating that her case and the Bright case assert “identical claims.” After hearing arguments from the parties on December 1, 2011, the Court determined that the cases were related and assigned Pickett’s case to Judge William Fahey, the judge who presided over the Bright case.  Plaintiff Pickett then attempted to exercise a 170.6 challenge to Judge Fahey, which the Company opposed. The Court struck Plaintiff Pickett’s 170.6 challenge on December 16, 2011. Plaintiff Pickett appealed this ruling, filing a petition for writ of mandate on December 30, 2011. The Company filed an opposition to Plaintiff Pickett’s petition and oral argument took place on February 1, 2012.  On February 22, 2012, the Court of Appeal ruled in Plaintiff Pickett’s favor and issued the writ of mandate.  On April 2, 2012, the Company filed a petition for review of that ruling with the California Supreme Court, which Pickett answered on April 23, 2012.  The California Supreme Court denied the Company’s petition for review on May 9, 2012 and the Court of Appeals has remanded the case to Los Angeles Superior Court.  On October 2, 2012, the Company filed a motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint.  The Court denied that motion on November 15, 2012 and on January 11, 2013, the Company filed a Notice of Appeal.  The Court of Appeal has given this matter priority as provided by Civil Procedure Code section 1291.2, resulting in an expedited briefing schedule.  The Company filed its Opening Brief on July 3, 2013.  The Respondent’s Brief is due on August 2, 2013, and per the Court of Appeal’s scheduling order, if the brief is not timely filed, the 15-day notice under rule 8.220(a)(2) of the California Rules of Court will be deemed issued the next calendar day.  The Company’s Reply Brief will be due within 10 days of the filing date of Respondent’s Brief.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Regulatory Matters

The Company recently received Notices to Comply with hazardous waste and/or hazardous materials storage requirements for certain of its stores and its distribution centers in Southern California.  The agencies that have delivered such notices to the Company include the Los Angeles County Fire Department, Health Hazardous Materials Division, the Ventura County Environmental Health Division, the Santa Barbara County Fire Department and the City of Oxnard.  The Notices concern alleged non-compliance with a variety of hazardous waste and hazardous material regulatory requirements imposed under California law identified during recent compliance inspections and require corrective actions to be taken by certain dates set forth in the Notices.  The Company is working to implement the required corrective actions.  Although the agencies can also seek civil penalties for the alleged instances of past non-compliance, even after corrective action is taken, no penalties have been demanded for any of the alleged non-compliance.  Given the passage of time, it now appears that there will be no further action by the government agencies regarding these matters.  If penalties are demanded by these agencies in the future, the Company cannot predict the amount of penalties that may be sought.

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

11.                          Stock-Based Compensation Plans

Successor stock-based compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the Parent Board adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A Common Stock and 74,603 shares of Class B Common Stock of which as of March 30, 2013, options for 55,279 shares of each class were issued to certain members of management with an aggregate exercise price of $1,000 for one share of Class A Common Stock and for one share of Class B Common Stock, together.  Options become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Share repurchase rights

Under the 2012 Plan, standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that an option can be exercised.  All of the options that the Company has granted to its executive officers and employees (with the exception of options granted to Rollover Investors that contain no repurchase rights and certain directors that contain less restrictive repurchase rights) contain such repurchase rights. There were 20,845 options outstanding as of March 31, 2013 subject to such repurchase rights. In accordance with accounting guidance, the Company has not recorded any stock-based compensation expense for these grants.  For all other options, fair value of the option awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, and is included in operating expenses.

Former Executive Put Rights

Pursuant to the employment agreements between the Company and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive has a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less the any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercises the put right.  The put right applies to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agrees to purchase a higher value).  If exercising the put right is prohibited (e.g., under the First Lien Credit facility, the ABL Facility and the indenture governing the senior notes), then the put right is extended up to three additional years until Parent is no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent is at no time able to make the required payments, the put right expires and is deemed unexercised.  For payout after the first year, the put right is only at the fair market value as of the date the exercising the put right.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive may exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $6.5 million as of March 30, 2013 and has been included in operating expenses.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During fiscal 2013, the Company recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for four officers who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive put rights).  The income tax benefit was $7.4 million for fiscal 2013.  During the period from January 15, 2012 to March 31, 2012, the Company incurred stock-based compensation expense of $0.1 million.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended	For the Period
	March 30, 2013	January 15, 2012 to March 31, 2012
Weighted-average fair value of options granted	$350.84	$387.20
Risk free interest rate	1.12%	0.98%
Expected life (in years)	6.50	6.32
Expected stock price volatility	34.2%	37.9%
Expected dividend yield	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is calculated by using “simplified method.”  Expected stock price volatility is based on average historical volatility of stock prices of companies in a peer group analysis.  The Company currently does not anticipate the payment of any cash dividends.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

As of March 30, 2013, there were $6.1 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.  During fiscal 2013, 38,290 options vested and the fair value of these vested options was $12.0 million.  No options were exercised during fiscal 2013.   No options were vested or exercised during the period from January 15, 2012 to March 31, 2012.

The following summarizes stock option activity for the year ended March 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Year)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	50,905	$1,000
Granted	5,965	$1,000
Exercised	—	$—
Cancelled	(1,591)	$1,000
Outstanding at the end of the period	55,279	$1,000	4.60	$—
Exercisable at the end of the period	38,290	$1,000	2.80	$—
Exercisable and expected to vest at the end of the period	52,531	$1,000	4.50	$—

The following table summarizes the stock awards available for grant under the 2012 Plan as of March 30, 2013:

Number of Shares
Available for grant as of March 31, 2012	23,698
Granted	(5,965)
Cancelled	1,591
Available for grant at March 30, 2013	19,324

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  In accordance with their employment agreements, the Company accelerated vesting of 29,604 stock options and recorded an additional $9.3 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options expire upon the later of July 23, 2014 and 42 months from the date of the Merger.  There are no Parent repurchase rights associated with these stock options.

On February 15, 2013, the Company modified an existing option grant related to an employee who separated from the Company on that day.  Consequently, 5,921 stock options became fully vested and the Company recorded additional $0.6 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options expire upon the later of August 15, 2014 and 42 months from the date of the Merger.  There are no Parent repurchase rights associated with these stock options.

Predecessor Stock-Based Compensation

Prior to the Merger, the Company maintained the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”) and the 1996 Equity Incentive Plan, as amended (the “1996 Plan”), which provided for the grant of options, PSU’s and other stock-based awards.  In connection with the Merger, on January 13, 2012, all of the Company stock-based awards became fully vested.  Restricted stock units and performance stock units were converted to a right to receive $22.00 per share, and stock option awards were converted to a right to receive $22.00 less the share price of the awards. The Predecessor recognized $1.0 million of stock-based compensation expense due to the vesting and payout of all stock-based awards. In total, the Company paid cash of $21.5 million to settle all of the Predecessor’s stock based awards outstanding on January 13, 2012.  Equity incentive plans of the Predecessor no longer exist.

The Company recognized compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with PSUs was subject to adjustments for changes in estimates relating to whether the performance objectives were achieved (see Performance Stock Units below). Total pre-tax compensation expense recorded as operating expense, was $2.7 million and $2.9 million for the period from April 3, 2011 through January 14, 2012 and the fiscal 2011, respectively.  The income tax benefit was $1.1 million and $1.2 million for the period from April 3, 2011 through January 14, 2012 and fiscal 2011, respectively.

Stock Options

Under the Predecessor’s 2010 Plan, stock options typically vested over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Stock options typically expired ten years from the date of grant.

The weighted average fair values per share of stock options granted was estimated using the Black-Scholes pricing model with the following assumptions:

	For the Period	Year Ended
	April 3, 2012 to January 14, 2012	April 2, 2011

Weighted-average fair value of options granted	$7.27	$6.70
Risk free interest rate	0.92%	1.42%
Expected life (in years)	5.0	5.0
Expected stock price volatility	43.3%	40.8%
Expected dividend yield	None	None

The risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms and expectations of future employee behavior.  Expected stock price volatility was based on a combination of the historical volatility of the Company’s stock and the implied volatility of actively traded options of the Company’s stock.  The Company did not pay dividends in the past and did not anticipate the payment of any future cash dividends.  Compensation expense was recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Due to the Merger and termination of the equity incentive plans, there were no stock options outstanding as of January 14, 2012.  The aggregate pre-tax intrinsic value of options exercised was $17.2 million and $3.5 million for the period from April 3, 2011 to January 14, 2012 and fiscal 2011, respectively.  The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during the period from April 3, 2011 to January 14, 2012 and fiscal 2011 was $0.9 million and $1.0 million, respectively.

Performance Stock Units

During the fourth quarter of fiscal 2008, the Compensation Committee of the Company’s Board of Directors granted PSUs to certain officers and other key personnel of the Company as a long-term, stock-based performance incentive award.  Pursuant to the term of the PSUs, they were eligible for conversion, on a one-for-one basis, to shares of the Company’s common stock based on (1) attainment of one or more of eight specific performance goals during the performance period (consisting of fiscal 2008 through 2012), (2) continuous employment with the Company, and (3) certain vesting requirements.  Due to the Merger on January 13, 2012, the Company accelerated the vesting of 249,193 outstanding PSU shares.

The fair value of the PSUs was based on the stock price on the grant date.  The compensation expense related to PSUs was recognized only when it was probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  The Company incurred non-cash stock-based compensation expense related to PSUs of $1.8 million (including $0.3 million resulting from the Merger) and $2.1 million for period from April 3, 2011 through January 14, 2012 and for fiscal 2011, respectively, which was recorded as operating expenses.  As a result of the Merger on January 13, 2012, all outstanding PSU’s fully vested and were converted to a right to receive $22.00 per share.  There are no outstanding PSU’S as of January 13, 2012.

Restricted Stock Units

According to the Company’s 2010 Plan, the Compensation Committee of the Company’s Board of Directors granted time-based restricted stock units in fiscal 2011 to certain non-officer employees of the Company as a long-term, incentive award.  RSUs cliff vest three years after being granted if the employees are still employed by the Company at such time.

The stock based compensation expense for RSUs was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. The Company started to recognize compensation expense related to RSUs during the third quarter of fiscal 2011.  For the period from April 3, 2011 through January 13, 2012 and for fiscal 2011, the Company incurred non-cash stock-based compensation expense related to RSUs of $0.3 million (including $0.2 million resulted from the Merger) and less than $0.1 million, respectively, which was recorded as operating expense. As result of the Merger on January 13, 2012 all outstanding RSU’s fully vested and were converted to a right to receive $22.00 per share.  There were no outstanding RSU’s as of January 14, 2012.

12.                               Texas Market

As a result of the Company’s decision in September 2008 to close its Texas operations, which was later suspended and, in August 2009, reversed, the Company closed 16 of its Texas stores starting from the fourth quarter of fiscal 2009 through the second quarter of fiscal 2010.  The initial impairment charges, severance pay accrual, lease termination cost and the additional accretion expenses were included within selling, general and administrative expenses in the consolidated statement of operations in fiscal 2009.  As of March 30, 2013, the remaining balance of the Company’s estimated lease termination costs accrual was $0.7 million.  As of March 30, 2013, the Company operated 39 stores in Texas.

The following table summarizes the Texas store closures remaining obligations as of March 30, 2013 (in thousands):

Lease Termination Costs
(Predecessor)
Remaining Obligations as of 03/27/10	$2,943

Accretion Expenses	437
Cash Payments	(1,889)
Remaining Obligations as of 04/02/11	$1,491

Accretion Expenses	321
Cash Payments	(718)
Remaining Obligations as of 01/14/12	$1,094

(Successor)
Accretion Expenses	105
Cash Payments	(120)
Remaining Obligations as of 03/31/12	$1,079

Accretion Expenses	333
Cash Payments	(759)
Remaining Obligations as of 03/30/13	$653

13.                               Operating Segments

The Company manages its business on the basis of one reportable segment.  The Company’s sales through Bargain Wholesale are not material to the Company’s consolidated financial statements; therefore, Bargain Wholesale is not presented as a separate segment.

The Company had no customers representing more than ten percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.

14.                               Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed $1.8 million for fiscal year 2013.  The Company contributed $0.4 million and $1.4 million during the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012, respectively.  The Company contributed $1.6 million for fiscal year 2011 in matching cash contributions to the Plan.  The Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  The assets and liabilities of a rabbi trust are accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term assets were $1.2 million and $5.1 million as of March 30, 2013 and March 31, 2012, respectively.

15.                               Assets Held for Sale

Assets held for sale as of March 30, 2013 consisted of the vacant land in La Quinta, California and the vacant land in Rancho Mirage, California.  The carrying value as of March 30, 2013 for the La Quinta land was $0.4 million. In the fourth quarter of fiscal 2013, the carrying value of Rancho Mirage land was written down to $1.7 million from $2.2 million, resulting in an asset impairment charge of $0.5 million.

In June 2012, the Company completed the sale of its Eagan, Minnesota warehouse that had been classified as held for sale.  The warehouse had a carrying value of $6.4 million and the Company recorded a loss on sale of $0.2 million in the first quarter of fiscal 2013.

16.                               Other Current Assets and Other Accrued Expenses

Other current assets as of March 30, 2013 and March 31, 2012 are as follows (in thousands):

	March 30, 2013	March 31, 2012
Prepaid expenses	$13,884	$10,360
Other	2,486	937
Total other current assets	$16,370	$11,297

Other accrued expenses as of March 30, 2013 and March 31, 2012 are as follows (in thousands):

	March 30, 2013	March 31, 2012
Accrued interest	$9,243	$7,898
Accrued legal reserves and fees	3,367	4,866
Accrued utilities	2,682	2,709
Accrued rent and related expenses	2,436	2,830
Accrued property taxes	2,396	2,974
Accrued outside services	1,546	945
Accrued professional fees	1,164	1,220
Accrued advertising	561	577
Other	6,300	6,550
Total other accrued expenses	$29,695	$30,569

17.                               Financial Guarantees

On December 29, 2011, the Company (the “Issuer”) issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Issuer’s existing and future restricted subsidiaries that are guarantors under the Issuer’s credit facilities and certain other indebtedness.

At March 31, 2012, the Senior Notes were guaranteed by each of the Company’s direct wholly owned subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada) (together, the “Subsidiary Guarantors”).  In September 2012, 99 Cents Only Stores (Nevada) was dissolved.  As of March 30, 2013, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Issuer and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Issuer, and Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 30, 2013

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$45,841	$113	$(478)	$45,476
Short-term investments	—	—	—	—
Accounts receivable, net	1,672	179	—	1,851
Income taxes receivable	3,969	—	—	3,969
Deferred income taxes	33,139	—	—	33,139
Inventories, net	172,068	29,533	—	201,601
Assets held for sale	2,106	—	—	2,106
Other	15,300	1,070	—	16,370
Total current assets	274,095	30,895	(478)	304,512
Property and equipment, net	413,543	62,508	—	476,051
Deferred financing costs, net	21,016	—	—	21,016
Equity investments and advances to subsidiaries	119,642	34,631	(154,273)	—
Intangible assets, net	468,593	2,766	—	471,359
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,191	363	—	4,554
Total assets	$1,780,825	$131,163	$(154,751)	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,595	$3,894	$(478)	$50,011
Intercompany payable	32,991	28,075	(61,066)	—
Payroll and payroll-related	15,798	1,298	—	17,096
Sales tax	6,628	572	—	7,200
Other accrued expenses	26,892	2,803	—	29,695
Workers’ compensation	39,423	75	—	39,498
Current portion of long-term debt	8,567	—	—	8,567
Current portion of capital lease obligation	83	—	—	83
Total current liabilities	176,977	36,717	(61,544)	152,150
Long-term debt, net of current portion	749,758	—	—	749,758
Unfavorable lease commitments, net	14,200	633	—	14,833
Deferred rent	4,217	606	—	4,823
Deferred compensation liability	1,153	—	—	1,153
Capital lease obligation, net of current portion	271	—	—	271
Long-term deferred income taxes	186,851	—	—	186,851
Other liabilities	8,428	—	—	8,428
Total liabilities	1,141,855	37,956	(61,544)	1,118,267

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	654,424	99,943	(99,943)	654,424
Accumulated deficit	(14,202)	(6,736)	6,736	(14,202)
Other comprehensive loss	(1,252)	—	—	(1,252)
Total shareholders’ equity	638,970	93,207	(93,207)	638,970
Total liabilities and shareholders’ equity	$1,780,825	$131,163	$(154,751)	$1,757,237

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2012

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$23,793	$3,973	$—	$27,766
Short-term investments	3,631	—	—	3,631
Accounts receivable, net	2,592	407	—	2,999
Income taxes receivable	6,634	234	—	6,868
Deferred income taxes	31,188	—	—	31,188
Inventories, net	175,534	25,444	—	200,978
Assets held for sale	6,849	—	—	6,849
Other	10,515	782	—	11,297
Total current assets	260,736	30,840	—	291,576
Property and equipment, net	408,456	68,069	—	476,525
Deferred financing costs, net	30,400	—	—	30,400
Equity investments and advances to subsidiaries	470,720	374,864	(845,584)	—
Intangible assets, net	477,492	(58)	—	477,434
Goodwill	479,508	—	—	479,508
Deposits and other assets	9,689	2,909	—	12,598
Total assets	$2,137,001	$476,624	$(845,584)	$1,768,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,271	$3,136	$—	$41,407
Intercompany payable	377,766	453,952	(831,718)	—
Payroll and payroll-related	13,986	1,594	—	15,580
Sales tax	5,630	498	—	6,128
Other accrued expenses	27,207	3,362	—	30,569
Workers’ compensation	38,949	75	—	39,024
Current portion of long-term debt	5,250	—	—	5,250
Current portion of capital lease obligation	77	—	—	77
Total current liabilities	507,136	462,617	(831,718)	138,035
Long-term debt, net of current portion	758,351	—	—	758,351
Unfavorable lease commitments, net	19,035	(76)	—	18,959
Deferred rent	581	217	—	798
Deferred compensation liability	5,136	—	—	5,136
Capital lease obligation, net of current portion	354	—	—	354
Long-term deferred income taxes	214,874	—	—	214,874
Other liabilities	767	—	—	767
Total liabilities	1,506,234	462,758	(831,718)	1,137,274

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	1	(1)	—
Additional paid-in capital	636,037	15,000	(15,000)	636,037
Accumulated deficit	(5,293)	(1,135)	1,135	(5,293)
Other comprehensive income	23	—	—	23
Total shareholders’ equity	630,767	13,866	(13,866)	630,767
Total liabilities and shareholders’ equity	$2,137,001	$476,624	$(845,584)	$1,768,041

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended March 30, 2013

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,522,535	$146,116	$—	$1,668,651
Cost of sales (excluding depreciation and amortization expense shown separately below)	934,405	93,890	—	1,028,295
Gross profit	588,130	52,226	—	640,356
Selling, general and administrative expenses:
Operating expenses	475,594	47,901	—	523,495
Depreciation and amortization	48,605	9,972	—	58,577
Total selling, general and administrative expenses	524,199	57,873	—	582,072
Operating income (loss)	63,931	(5,647)	—	58,284
Other (income) expense:
Interest income	(296)	(46)	—	(342)
Interest expense	60,898	—	—	60,898
Equity in (earnings) loss of subsidiaries	5,601	—	(5,601)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	380	—	—	380
Total other expense (income), net	82,929	(46)	(5,601)	77,282
Loss before provision for income taxes	(18,998)	(5,601)	5,601	(18,998)
(Benefit) provision for income taxes	(10,089)	—	—	(10,089)
Net loss	$(8,909)	$(5,601)	$5,601	$(8,909)
Comprehensive loss	$(10,184)	$—	$—	$(10,184)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Period January 15, 2012 to March 31, 2012

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$309,437	$29,479	$—	$338,916
Cost of sales (excluding depreciation and amortization expense shown separately below)	185,215	18,560	—	203,775
Gross profit	124,222	10,919	—	135,141
Selling, general and administrative expenses:
Operating expenses	100,694	9,783	—	110,477
Depreciation and amortization	9,468	2,267	—	11,735
Total selling, general and administrative expenses	110,162	12,050	—	122,212
Operating income (loss)	14,060	(1,131)	—	12,929
Other (income) expense:
Interest income	(29)	—	—	(29)
Interest expense	16,219	4	—	16,223
Equity in (earnings) loss of subsidiaries	1,135	—	(1,135)	—
Other	(75)	—	—	(75)
Total other expense, net	17,250	4	(1,135)	16,119
Loss before provision for income taxes	(3,190)	(1,135)	1,135	(3,190)
Provision for income taxes	2,103	—	—	2,103
Net (loss) income	$(5,293)	$(1,135)	$1,135	$(5,293)
Comprehensive loss	$(5,270)	$—	$—	$(5,270)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Period April 3, 2011 to January 14, 2012

(Predecessor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,087,684	$105,096	$—	$1,192,780
Cost of sales (excluding depreciation and amortization expense shown separately below)	645,864	65,138	—	711,002
Gross profit	441,820	39,958	—	481,778
Selling, general and administrative expenses:
Operating expenses	340,764	35,358	—	376,122
Depreciation and amortization	19,386	2,483	—	21,869
Total selling, general and administrative expenses	360,150	37,841	—	397,991
Operating income	81,670	2,117	—	83,787
Other (income) expense:
Interest income	(291)	—	—	(291)
Interest expense	368	13	—	381
Other-than-temporary investment impairment due to credit loss	357	—	—	357
Equity in (earnings) loss of subsidiaries	(2,104)	—	2,104	—
Other	(107)	—	—	(107)
Total other (income) expense, net	(1,777)	13	2,104	340
Income before provision for income taxes	83,447	2,104	(2,104)	83,447
Provision for income taxes	33,699	—	—	33,699
Net income	$49,748	$2,104	$(2,104)	$49,748
Comprehensive income	$49,944	$—	$—	$49,944

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended April 2, 2011

(Predecessor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,302,745	$121,133	$—	$1,423,878
Cost of sales (excluding depreciation and amortization expense shown separately below)	767,218	75,538	—	842,756
Gross profit	535,527	45,595	—	581,122
Selling, general and administrative expenses:
Operating expenses	392,687	43,347	—	436,034
Depreciation and amortization	24,263	3,342	—	27,605
Total selling, general and administrative expenses	416,950	46,689	—	463,639
Operating income (loss)	118,577	(1,094)	—	117,483
Other (income) expense:
Interest income	(865)	—	—	(865)
Interest expense	71	6	—	77
Other-than-temporary investment impairment due to credit loss	129	—	—	129
Equity in loss of subsidiaries	1,100	—	(1,100)	—
Other	(82)	—	—	(82)
Total other expense (income), net	353	6	(1,100)	(741)
Income (loss) before provision for income taxes	118,224	(1,100)	1,100	118,224
Provision for income taxes	43,916	—	—	43,916
Net income (loss)	$74,308	$(1,100)	$1,100	$74,308
Comprehensive income	$74,441	$—	$—	$74,441

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended March 30, 2013

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$85,330	$(3,428)	$(478)	$81,424

Cash flows from investing activities:
Purchases of property and equipment	(57,849)	(4,645)	—	(62,494)
Proceeds from sale of fixed assets	12,064	—	—	12,064
Purchases of investments	(1,996)	—	—	(1,996)
Proceeds from sale of investments	5,256	—	—	5,256
Investment in subsidiary	(4,213)	—	4,213	—
Net cash used in investing activities	(46,738)	(4,645)	4,213	(47,170)

Cash flows from financing activities:
Payments of debt	(5,237)	—	—	(5,237)
Payments of debt issuance costs	(11,230)	—	—	(11,230)
Payments of capital lease obligation	(77)	—	—	(77)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(16,544)	4,213	(4,213)	(16,544)
Net increase (decrease) in cash	22,048	(3,860)	(478)	17,710
Cash — beginning of period	23,793	3,973	—	27,766
Cash - end of period	$45,841	$113	$(478)	$45,476

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Period January 15, 2012 to March 31, 2012

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$20,482	$1,553	$—	$22,035

Cash flows from investing activities:
Acquisition of 99¢ Only Stores	(1,477,563)	—	—	(1,477,563)
Deposit — Merger consideration	177,322	—	—	177,322
Purchases of property and equipment	(12,252)	(918)	—	(13,170)
Proceeds from sale of fixed assets	1,910	—	—	1,910
Purchases of investments	(6,277)	—	—	(6,277)
Proceeds from sale of investments	24,519	—	—	24,519
Net cash used in investing activities	(1,292,341)	(918)	—	(1,293,259)

Cash flows from financing activities:
Proceeds from debt	774,500	—	—	774,500
Payments of debt	(11,313)	—	—	(11,313)
Payments of debt issuance costs	(31,411)	—	—	(31,411)
Payments of capital lease obligation	(13)	—	—	(13)
Proceeds from equity contribution	535,900	—	—	535,900
Net cash provided by financing activities	1,267,663	—	—	1,267,663
Net (decrease) increase in cash	(4,196)	635	—	(3,561)
Cash — beginning of period	27,989	3,338	—	31,327
Cash - end of period	$23,793	$3,973	$—	$27,766

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Period April 3, 2011 to January 14, 2012

(Predecessor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$40,263	$3,993	$—	$44,256

Cash flows from investing activities:
Deposit — Merger consideration	(177,322)	—	—	(177,322)
Purchases of property and equipment	(31,606)	(1,964)	—	(33,570)
Proceeds from sale of fixed assets	7	91	—	98
Purchases of investments	(52,623)	—	—	(52,623)
Proceeds from sale of investments	226,805	—	—	226,805
Net cash used in investing activities	(34,739)	(1,873)	—	(36,612)

Payments of capital lease obligation	(56)	—	—	(56)
Repurchases of common stock related to issuance of Performance Stock Units	(1,744)	—	—	(1,744)
Proceeds from exercise of stock options	3,359	—	—	3,359
Excess tax benefit from share-based payment arrangements	5,401	—	—	5,401
Net cash provided by financing activities	6,960	—	—	6,960
Net increase in cash	12,484	2,120	—	14,604
Cash - beginning of period	15,505	1,218	—	16,723
Cash - end of period	$27,989	$3,338	$—	$31,327

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended April 2, 2011

(Predecessor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$76,977	$2,795	$—	$79,772

Cash flows from investing activities:
Purchases of property and equipment	(57,977)	(3,144)	—	(61,121)
Proceeds from sale of fixed assets	145	19	—	164
Purchases of investments	(69,317)	—	—	(69,317)
Proceeds from sale of investments	43,621	—	—	43,621
Net cash used in investing activities	(83,528)	(3,125)	—	(86,653)

Cash flows from financing activities:
Payments of capital lease obligation	(72)	—	—	(72)
Repurchases of common stock related to issuance of Performance Stock Units	(2,260)	—	—	(2,260)
Acquisition of non-controlling interest of a partnership	—	—	—	—
Proceeds from exercise of stock options	5,039	—	—	5,039
Excess tax benefit from share-based payment arrangements	1,020	—	—	1,020
Net cash provided by financing activities	3,727	—	—	3,727
Net decrease in cash	(2,824)	(330)	—	(3,154)
Cash - beginning of period	18,329	1,548	—	19,877
Cash - end of period	$15,505	$1,218	$—	$16,723

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Company’s current report on Form 8-K filed with the SEC on November 8, 2012, the Company changed its independent registered public accountants effective November 7, 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2013, the Company’s controls and procedures were not effective due to the material weaknesses related to the accounting for inventory valuation and stock-based compensation.

Remediated Material Weakness in Internal Control Over Financial Reporting

Debt Extinguishment

As more fully described in Note 19 to our Consolidated Financial Statements on Form 10-Q/A for the quarter ended September 29, 2012 (as filed with the Securities and Exchange Commission on February 12, 2013), we previously identified a material weakness that resulted in an underreporting of a $16.3 million loss on debt extinguishment related to the portion of the unamortized debt issuance costs, unamortized OID and refinancing costs incurred with the repricing for the portion of the original First Lien Term Loan Facility that was extinguished, in our interim unaudited financial statements for the periods ended June 30, 2012 and September 29, 2012.

In an effort to remediate the identified material weakness, we initiated and implemented the following series of measures:

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

Based on the implementation of the above measures, the above mentioned material weakness has been remediated during the fourth quarter of fiscal 2013.

Material Weaknesses in Internal Control Over Financial Reporting In Process of Being Remediated

Stock-based Compensation

During the fourth quarter of fiscal 2013, we identified a material weakness in our internal controls over financial reporting related to accounting for stock-based compensation.  We did not correctly evaluate the accounting treatment for certain share repurchase rights for Parent options granted to our executive officers and employees that resulted in no stock-based compensation expense for these grants. In addition, we did not correctly evaluate the accounting treatment for former executive put rights that became exercisable by the former executives in the fourth quarter of fiscal 2013. We believe that the material weakness was due to the complex and non-routine nature of these equity arrangements.

In an effort to remediate the identified material weakness, we initiated and implemented the following series of measures:

•                  education and training of personnel on the accounting treatment for stock-based complex financial instruments;

•                  redesign of procedures to enhance identification, capture and recording of contractual terms included in complex equity arrangements, including consideration for the need of consultation with third party subject matter and valuation experts.

Based on the implementation of the above measures, the above mentioned material weakness management believes that the above mentioned material weakness will be remediated during the second quarter of fiscal 2014.

Retail Store Level Inventory Valuation

During the fourth quarter of fiscal 2013, we identified a material weakness in our internal controls over financial reporting related to our inventory valuation methodology.  As more fully described in Note 1 to our Consolidated Financial Statements included in this annual report on Form 10-K, we are in the process of upgrading our systems for accounting for merchandise inventories.  Among other things, we are preparing to implement an SAP system that will enable us, for the first time, to track inventory at each of our retail stores on a perpetual basis by stock keeping unit (or SKU). The SAP implementation process will begin in fiscal 2014, with all stores expected to be included by the end of fiscal 2015.  In anticipation of the implementation of this system, during the second half of fiscal 2013 we performed physical counts and established inventory cost and retail by SKU at 81 of our more than 300 retail stores.  In prior periods, we determined the value of store level inventory by performing physical counts for each price point category and then converted those retail values to cost basis by applying a year-to-date cost percentage per store.  For the 81 stores where the counts were taken by SKU, we determined total retail values by merchandise category and applied each category’s cost percentage to determine the value of the inventory.  As a result of this analysis, we determined that single average cost percentage by store was not consistent with the inventory on hand at the applicable balance sheet date based on the higher turnover of low margin product.  As of March 30, 2013 and for all prior periods since Merger, we have revised the calculation to include a year-to-date cost percentage per merchandise category applied to the estimated retail value for all stores by merchandise category.

We determined that the methodology used in prior periods has resulted in an accounting error that was immaterial to prior periods.  In connection with correcting this prior period error, we identified an overstatement in total inventory of $13.3 million at the Merger date, which amount has accumulated over prior periods and we determined that our related controls were not adequately designed to yield the correct cost complement for valuing inventory.  We have determined that this overstatement constituted a material weakness in our internal controls over financial reporting.

In an effort to remediate the identified material weakness, we initiated and implemented the following series of measures:

•                  documentation of the new retail store level physical inventory preparation and counting procedures, including individual product bar code scanning

•                  education and training of appropriate Company and third party personnel on retail store level physical inventory by SKU including:

•                  preparation and counting procedures

•                  valuation and accounting procedures

•                  development, review and approval of calculations specific to costing inventory by applying estimated cost compliment by merchandise category

Moreover, in addition to the foregoing remediation measures, the process of taking physical inventories by SKU for our retail stores during the second half of fiscal 2013 enabled us to more precisely value specific products during physical inventory counts and estimate cost complement by merchandise category, which in turn enabled a more accurate estimate of cost of store physical inventories.

Based on the foregoing processes and remediation measures, management believes that the above mentioned material weakness will be remediated during the third quarter of fiscal 2014.

We are committed to a strong internal control environment and will continue to review the effectiveness of its internal controls over financial reporting and other disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), pursuant to Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, uses the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, for evaluating the effectiveness of our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Based on its assessment, our management concluded that our internal control over financial reporting were not effective as of March 30, 2013 due to the material weaknesses related to the accounting for inventory valuation and stock-based compensation.

Changes in Internal Control Over Financial Reporting

Except as described above, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

Below is a list of the names, ages as of May 15, 2013 and positions, and a brief account of the business experience, of certain of the individuals who serve as our executive officers and members of our board of directors (the “99¢ Board”).  Each member of our Board also serves as members of Parent’s Board of Directors (the “Parent Board” and together with the 99¢ Board, the “Board”). The Board consists of nine members, eight of whom were designated by the Sponsors.

Name	Age	Position
Richard Anicetti	55	Interim President and Chief Executive Officer and Director
Frank Schools	55	Senior Vice President, Chief Financial Officer and Treasurer
Michael Fung	62	Interim Executive Vice President and Chief Administrative Officer
Michael Kvitko	52	Executive Vice President and Chief Merchandising Officer
Norman Axelrod	60	Director
Shane Feeney	43	Director
Andrew Giancamilli	63	Director
Dennis Gies	33	Director
Marvin Holen	83	Director
David Kaplan	45	Chairman of the Board of Directors
Scott Nishi	38	Director
Adam Stein	37	Director

Richard Anicetti joined the Company as a director in May 2012 and was appointed Interim President and Chief Executive Officer in January 2013. Mr. Anicetti is also currently the President and Founder of From One To Many Leadership Consulting LLC focusing on leadership, strategic planning, process redesign and organizational change management consulting.  Mr. Anicetti served as an Executive Vice President of Delhaize Group from September 2002 to May 2010. Mr. Anicetti also served as the Chief Executive Officer of Delhaize America Shared Services from January 2010 to May 2010.  He served as the President and COO of Food Lion, LLC, a subsidiary of Delhaize America Inc., from September 2001 to October 2002 and Chief Executive Officer of Food Lion from October 2002 to December 2010.  Mr. Anicetti joined Food Lion in August 2000.  He is also a member of a US Advisory Board for Brambles Ltd, a logistics company based in Sydney, Australia, and previously served on the Board of Directors of A&P Supermarkets from May 2012 to February 2013. Mr. Anicetti is also a member of the Board of Trustees for Bennett College for Women and is a member of the National Advisory Board for Duke Children’s Hospital.  With his more than 30 years experience and strong record of performance in the food retail industry, Mr. Anicetti will bring to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Frank Schools joined the Company in February 2012 as Interim Chief Financial Officer and was appointed Senior Vice President, Chief Financial Officer and Treasurer in November 2012. He is responsible for overseeing finance, accounting and treasury. Since 2006, Mr. Schools has been a partner with Tatum, a national professional services firm.  In addition to serving as the Company’s Interim Vice President and Controller from 2007 to 2008, Mr. Schools has held a variety of key finance positions with various other public companies, including serving as Vice President of Finance for Pacific Sunwear from 1994 to 2006. Mr. Schools is a Certified Public Accountant in the State of California.

Michael Fung joined the Company in January 2013 as Interim Executive Vice President and Chief Administrative Officer. Mr. Fung served as Senior Vice President and Chief Financial Officer at Walmart U.S. from 2006 until his retirement in February 2012. At Walmart U.S., Michael also served as Senior Vice President, Internal Audit Services between 2003 and 2006, and as Vice President, Finance and Administration for Global Procurement between 2001 and 2003. Before joining Walmart, Mr. Fung spent five years as Vice President and Chief Financial Officer for Sensient Technologies Corporation, three years as Senior Vice President and Chief Financial Officer for Vanstar Corporation and four years as Vice President and Chief Financial Officer for Bass Pro Shops, Inc. Mr. Fung is currently a member of the Board of Directors of Franklin Covey Co. Mr. Fung is a Certified Public Accountant in the State of Illinois.

Michael Kvitko joined the Company in November 2012 as Executive Vice President and Chief Merchandising Officer. From March 2010 to November 2012, Mr. Kvitko served as Executive Vice President and Chief Merchandising Officer of Variety Wholesalers. Prior to joining Variety Wholesalers, Mr. Kvitko served as Senior Vice President of Merchandising for Family Dollar between 2006 and 2010. Mr. Kvitko also served as Corporate Vice President of Juniors and Tweens for May Department Stores from 2004 to 2006, as Senior Vice President of Merchandising for Mervyn’s California from 1994 to 1999 and as Director of Merchandise Planning and Senior Buyer for Ladies Knits at Target Corporation from 1988 to 1994.

Norman Axelrod has served as a director of the Company since January 2012.  He has served as the Chairman of the board of directors of GNC Holdings, Inc. from March 2007 to July 2012. Mr. Axelrod was Chief Executive Officer and Chairman of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, until its acquisition in February 2006. Mr. Axelrod joined Linens ‘n Things as Chief Executive Officer in 1988 and was elected to the additional position of Chairman of the board in 1997. From 1976 to 1988, Mr. Axelrod held various management positions at Bloomingdale’s, ending with Senior Vice President, General Merchandise Manager. Mr. Axelrod is the Chairman of the boards of directors of National Bedding Company LLC and Simmons Company and also serves on the boards of directors of Smart & Final Holdings, Inc., Maidenform Brands, Inc., FDO Holdings, Inc., the indirect parent of Floor and Decor Outlets of America, Inc., and Jaclyn, Inc. Mr. Axelrod was also a member of the board of directors of Reebok International Ltd. from 2001 to 2006.  Since 2007, Mr. Axelrod, through his consulting entity, NAX 18, LLC, has provided consulting services to certain entities related to Ares Management. Mr. Axelrod earned a BS in Management and Marketing from Lehigh University and an MBA from New York University. With his experience on the board of directors of a variety of companies and as the Chief Executive Officer of Linens ‘n Things, Inc., Mr. Axelrod will bring to the Parent Board leadership skills and extensive knowledge of complex operational and management issues.

Shane Feeney has served as a director of the Company since January 2012.  He is Vice President and Head of Direct Private Equity at CPPIB Equity Investments, Inc. (“CPPIB Equity”), a wholly owned subsidiary of CPPIB. In 2010, Mr. Feeney joined CPPIB Equity from Bridgepoint Capital Limited in London, UK. Prior to joining Bridgepoint Capital Limited, Mr. Feeney was a partner and founding member of Hermes Private Equity Limited’s direct investing business where he was involved in several UK private equity investments between 2003 and 2009. From 1998 through 2003, Mr. Feeney was an Associate Director with Morgan Grenfell Private Equity Limited in London where he worked on numerous European private equity transactions from origination to exit across multiple industry sectors. Mr. Feeney currently serves on the board of directors of Air Distribution Technologies, Inc., The Gates Corporation and Livingston International, Inc. Mr. Feeney has also served on the board of directors of Tomkins Building Products, Inc.  Mr. Feeney received a BA in Economics from Dartmouth College and an MBA from INSEAD. Mr. Feeney will bring to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other private companies.

Andrew Giancamilli has served as a director of the Company since May 2012.  He has served as President and Chief Executive Officer of Katz Group Canada Ltd., the Canadian subsidiary of The Katz Group of Companies, from October 2003 to February 2012.  Prior to joining Katz Group Canada, Mr. Giancamilli was with Canadian Tire Corporation Ltd. from 2001 to 2003.  Mr. Giancamilli also held several positions, including President and Chief Operating Officer, at Kmart Corporation from 1995 to 2001 and served as President and Chief Operating Officer of Perry Drug Stores, Inc., a U.S.-based drug store chain, from 1993 to 1995.  Mr. Giancamilli serves as a Director of Smart & Final Holdings, Inc. and the National Association of Chain Drugs Stores (NACDS), is on the GS1 Canada Board, and has served as a Director of the Canadian Association of Chain Drug Stores (CACDS). He also has served as a member of the Board of Directors of the Canadian Opera Company, Sacred Heart Rehabilitation Center and has served as a Trustee of the Detroit Opera House.  With his more than 30 years experience and strong record of performance in the retail industry, Mr. Giancamilli will bring to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Dennis Gies has served as a director of the Company since January 2012.  He is a Principal in the Private Equity Group of Ares Management. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. He currently serves on the board of directors of Smart & Final Holdings, Inc. and its subsidiary entities.  Mr. Gies graduated with a MS in Electrical Engineering from University of California, Los Angeles and magna cum laude with a BS in Electrical Engineering from Virginia Tech. Mr. Gies will bring to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

Marvin Holen has served as a director of the Company since February 2013 and he previously served on the board of directors of the Company from 1991 to January 2012. A practicing attorney specializing in corporate law and finance, Mr. Holen founded the law firm of Van Petten & Holen in 1960. He has previously served as Chairman of the board of directors of the Southern California Rapid Transit District, and as a member of the board of each of California Blue Shield, United California Savings Bank, Opinion Research of California, California Construction Control Corporation and Los Angeles Theater Center, among others. He currently serves on the board of trustees of the California Science Center Foundation (formerly as Chairman) and as Chairman of the board of directors of United Pacific Bank. Mr. Holen received his undergraduate degree from the University of California, Los Angeles, and his law degree from the UCLA School of Law. The Parent Board will benefit from Mr. Holen’s expertise in business, finance and corporate law and his experience serving on the boards of several companies across a variety of industries.

David Kaplan has served as a director and Chairman of the Company since January 2012. He is a founding member and Senior Partner of Ares Management, where he sits on the firm’s Executive Committee and co-heads the Ares Private Equity Group. Mr. Kaplan joined Ares Management from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the board of directors of Smart & Final Holdings, Inc. and its subsidiary entities and as a member of the boards of directors of GNC Holdings, Inc., Floor and Decor Outlets of America, Inc. and Stream Global Services, Inc. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., where he served as the company’s Chairman, Orchard Supply Hardware Stores Corporation, Dominick’s Supermarkets, Inc. and Allied Waste Industries Inc. Mr. Kaplan also serves on the Board of Governors of Cedars-Sinai Medical Center, is a Trustee of the Center for Early Education, is a Trustee of the Marlborough School and serves on the Los Angeles Advisory Council to the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a BBA concentrating in Finance. Mr. Kaplan will bring to the Parent Board over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries.

Scott Nishi has served as a director of the Company since January 2012. He is a Principal in the Principal Investing Group of CPPIB Equity. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi will bring to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

Adam Stein has served as a director of the Company since January 2012. He is a Partner in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co. where he participated in the execution of leveraged loan, high yield bond and mezzanine financing transactions across various industries. Mr. Stein serves on the boards of directors of FDO Holdings, Inc., the indirect parent of Floor and Decor Outlets of America, Inc., Smart & Final Holdings, Inc. and its subsidiary entities and Marietta Corporation. Mr. Stein previously served on the board of directors of Maidenform Brands, Inc. Mr. Stein graduated with distinction from Emory University’s Goizueta Business School, where he received a BA in Business Administration with a concentration in Finance. Mr. Stein will bring to the Parent Board financial expertise, as well as over ten years of experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other retail and consumer products companies.

Board Composition and Terms

As of May 15, 2013, the 99¢ Board and the Parent Board were composed of the same nine directors. Each director serves for annual terms or until his or her successor is elected and qualified. Pursuant to the stockholders agreement of our Parent, one of our Parent’s two principal stockholders has the right to designate four members of the Parent Board and two independent members of the Parent Board, which independent directors shall be approved by the other principal stockholder, and the other principal stockholder has the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of Eric Schiffer, Jeff Gold and Howard Gold to the Parent Board, for so long as they hold the position of Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively, and if those individuals do not hold such positions, the Rollover Investors have the right to designate one member of the Parent Board for so long as the Rollover Investors in the aggregate continue to own at least 50% of the outstanding shares of Class A Common Stock that they held on the date of the Merger.  For more details of the stockholders agreement of our Parent, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report.

Board Committees

We do not have any committees of the Board.  The Parent Board has established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).

Audit Committee

The Audit Committee has the authority to supervise the auditing of us and Parent and to act as liaison between us and our independent registered public accounting firm.  The members of the Audit Committee are Adam Stein (Chair), Dennis Gies and Scott Nishi. The Board has determined that Mr. Stein is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K and has the attributes set forth in such section.

Compensation Committee

The Compensation Committee has the authority to review and approve the compensation of the officers of us and Parent and all of our other officers, key employees and directors, as well as our compensation philosophy, strategy, program design, and administrative practices.  The members of the Compensation Committee are David Kaplan (Chair), Norman Axelrod, Shane Feeney, Marvin Holen and Adam Stein.

Code of Ethics

The 99¢ Board has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  A copy of the Code of Business Conduct and Ethics is available on our website at www.99only.com.

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers and significant stockholders.

Item 11.  Executive Compensation

Compensation of Directors

The Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”) based on recommendations from the Compensation Committee.  Non-executive directors who are employed by Ares or CPPIB, or appointed by the Rollover Investors, do not receive compensation for their services as directors.  Of the non-executive directors, Messrs. Axelrod and Giancamilli are not employed by Ares or CPPIB, or appointed by the Gold family, and accordingly, they are the only non-executive directors who earned compensation for services as a director for fiscal 2013.  Mr. Axelrod earned $62,500 in cash fees in fiscal 2013 and Mr. Giancamilli earned $35,000 in cash fees and was granted 250 options to purchase the common stock of Parent as compensation for his services in fiscal 2013, pursuant to a negotiated arrangement.  Mr. Richard Anicetti serves as a member of the Board and has served as the Company’s Interim Chief Executive Officer since January 2013.  In connection with his service on the Board, he received $35,000 in cash fees and a grant of 250 stock options, which are reported in the Summary Compensation Table below.

Director Compensation for Fiscal 2013

The following table provides information regarding the compensation earned by or awarded to our non-executive directors during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(a)	All Other Compensation ($)	Total ($)
Norman Axelrod	$62,500	$—	$—	$62,500
Andrew Giancamilli	$35,000	$89,803	$—	$124,803

(a)                                 In accordance with regulations of the Securities and Exchange Commission, this column represents the aggregate grant date fair value of the options granted to each director in fiscal 2013, computed in accordance with Financial Accounting Standard Board Accounting Standard Codification Topic 718, “Stock Compensation” (“ASC 718”).  Amounts shown in this column may not correspond to the actual value that will be realized by the non-executive directors.  See Note 11 to the Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Axelrod, Feeney, Holen, Kaplan, and Stein.  To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Executive Compensation

Fiscal 2013 was a transition year within the ranks of our named executive officers (“Named Executive Officers,” “NEOs” or “executives”) as the senior leadership re-aligned following the Merger.  On November 26, 2012, Michael Kvitko was hired as our Executive Vice President and Chief Merchandising Officer.  On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold departed the Company, Richard Anicetti, who had been a member of the Board, was appointed interim Chief Executive Officer and Michael Fung was appointed Interim Executive Vice President and Chief Administrative Officer.  Our NEOs for fiscal 2013 are, therefore (i) the two individuals who served as our principal executive officer during fiscal 2013, (ii) the individual who served as our principal financial officer during fiscal 2013, (iii) our two executive officers during fiscal 2013, and (iv) two individuals who would have been among our three mostly highly compensated executive officers during fiscal 2013 but for the fact that they were no longer serving as executive officers at the end of the fiscal year:

•                  Richard Anicetti — Interim President and Chief Executive Officer

•                  Frank Schools — Senior Vice President, Chief Financial Officer and Treasurer

•                  Michael Fung — Interim Executive Vice President and Chief Administrative Officer

•                  Michael Kvitko — Executive Vice President and Chief Merchandising Officer

•                  Eric Schiffer — Former Chief Executive Officer

•                  Jeff Gold — Former President and Chief Administrative Officer

•                  Howard Gold — Former Executive Vice President of Special Projects

Compensation Objectives

Our compensation program with respect to our executives is designed to:

•                  attract, motivate and retain individuals of outstanding abilities and experience capable of achieving our strategic business goals,

•                  align total compensation with the short and long-term performance of our Company,

•                  recognize outstanding individual contributions, and

•                  provide competitive compensation opportunities.

We provide ongoing income and security in the form of salary and benefits to our executives that are intended to be both attractive and competitive.  We also provide our executives with short term incentives in the form of an annual cash bonus to build accountability and reward the achievement of annual goals that support our business objectives.  Executives also receive long-term incentive compensation, which promotes retention and provides a link between executive compensation and value creation for the Company’s shareholders over a multi-year period.  Our long-term incentive compensation consists of stock options.  The stock options provide compensation tied to the fair market value of Parent’s common stock and provide no compensation if the fair market value of Parent’s common stock decreases below the fair market value on the grant date.

Assessment of Risk

We have reviewed our compensation policies and practices for all employees and concluded that such policies and practices are not reasonably likely to have a material adverse effect on our Company.

Elements of Compensation

Our executive compensation program consists of three main elements:

•                  base salary;

•                  annual cash bonus; and

•                  long-term incentives consisting of stock options.

We have chosen these primary elements because each supports achievement of one or more of our compensation objectives, and each has an integral role in our total compensation program.  In addition, the Compensation Committee determined that the transitions in the senior management team during fiscal 2013 and the hiring of Messrs. Kvitko and Fung and the retention of Mr. Anicetti’s services necessitated special compensation arrangements described under “Discretionary Incentive Bonus,” “Retention Bonuses,” “Signing Bonus,” and “Consulting Fee Premium” below.

Our Compensation Committee reviews the executive compensation program and specific individual compensation arrangements of executives at least annually.

Our CEO historically has evaluated each executive and makes recommendations about compensation to the Compensation Committee.  The Compensation Committee considers these recommendations but ultimately is responsible for the approval of all executive compensation arrangements.  Our CEO is not present during the Compensation Committee’s deliberations about his own compensation.

Mr. Anicetti was appointed Interim President and Chief Executive Officer on January 23, 2013. In connection with his appointment, we entered into an interim services agreement with From One To Many Leadership Consulting, LLC on January 23, 2013, providing for the services of Mr. Anicetti.  This agreement provides for consulting fees in the amount of $62,500 per month and the potential to earn a fee premium of up to 100% of the monthly consulting fee for each month of service, contingent upon Mr. Anicetti attaining performance goals set by the Board.  Since May 22, 2012, Mr. Anicetti has also served as a member of the Board.  In connection with his service as a Board member, he received $35,000 in director’s fees and a grant of 250 options to purchase the stock of Parent (“stock options”) with an exercise price of $1,000 per share, and which vest at a rate of 20% per year on each of the first five anniversaries of the grant date.

Base Salary.  The base salaries of our executives are intended to reflect the position, duties and responsibilities of each executive, the cost of living in Southern California, and the market for base salaries of similarly situated executives at other companies of similar size and in similar industries.  Accordingly, Mr. Schools, as Senior Vice President, Chief Financial Officer and Treasurer, receives an annual base salary of $357,175 and Mr. Kvitko, as Executive Vice President and Chief Merchandising Officer, receives a base salary of $512,167.  Mr. Schools’ base salary was $275,000 when he served as Interim Chief Financial Officer and Treasurer, and was increased to $350,000 upon his transition to permanent Chief Financial Officer and Treasurer and subsequently increased to his current rate in connection with the Compensation Committee’s annual review of executive compensation.  Mr. Fung, as Interim Executive Vice President and Chief Administrative Officer receives a base salary of $50,000 per month.  Prior to their termination of employment, Mr. Schiffer, as Chief Executive Officer, received an annual base salary of $500,000, Mr. Jeff Gold, as President and Chief Administrative Officer, received an annual base salary of $400,000 and Mr. Howard Gold, as Executive Vice President of Special Projects, received an annual base salary of $200,000.  In addition, the Company pays a consulting fee of $62,500 per month to From One to Many Leadership Consulting, LLC (“From One to Many”), the consulting firm that provides the services of Mr. Anicetti to the Company as a consultant, for Mr. Anicetti’s services as Interim President and Chief Executive Officer.

Annual Cash Bonuses.  Messrs. Schools and Kvitko are eligible for an annual cash bonus with a target bonus of 50% of their base salary.  For fiscal 2013, Mr. Kvitko’s bonus was prorated, with a guaranteed minimum of $75,000.  He does not have a guaranteed minimum annual cash bonus for any other fiscal year.  For fiscal 2013, the Company’s target Budgeted EBITDA (as defined under the plan) under its annual cash bonus plan was $163 million at target.  The Company’s actual performance was $162.9 million, which was 99.9% of the target.  Accordingly, the executives received the following annual cash bonuses:

Name	Target Bonus	Actual Bonus	Bonus Payout Percentage
Frank Schools	$153,400	$147,231	96%
Michael Kvitko	$86,500	$83,077	96%

Discretionary Incentive Bonus.  Mr. Fung is eligible to earn a discretionary incentive bonus equal to (i) 100% of his base salary multiplied by (ii) the number of full and partial months for which he provides services, payable for meeting the applicable goals, as determined by the Parent Board (or a committee thereof) in its sole discretion.  The actual amount of the bonus payable to Mr. Fung will be contingent upon his level of achievement of the performance goals.  If Mr. Fung earns a bonus at or above his target bonus, he will have the option to purchase shares of Parent common stock at fair market value with an aggregate value not to exceed the amount of the bonus.

Retention Bonuses.  In January and February 2013 we entered into one-time retention bonus agreements with Messrs. Schools and Kvitko whereby we granted them bonuses of $175,000 and $250,000, respectively.  The retention bonuses are subject to repayment in the event of termination of employment for any reason other than by the Company without Cause (as such term is defined under Parent’s 2012 Stock Incentive Plan) or on account of death or disability prior to January 23, 2015.

Signing Bonus.  In connection with his hiring, Mr. Kvitko was granted a one-time signing bonus of $250,000, with 50% of the bonus payable upon accepting employment with the Company and 50% payable upon the earlier of (i) the 18 month anniversary of Mr. Kvitko joining the Company and (ii) Mr. Kvitko and his family permanently relocating to California.  If Mr. Kvitko’s employment with the Company is terminated for any reason other than by the Company without Cause within the first two years of Mr. Kvitko’s employment, then the signing bonus is subject to repayment.

Consulting Fee Premium.  The consulting agreement with From One to Many pursuant to which we receive the services of Mr. Anicetti provides for the opportunity to earn a fee premium for performance during the engagement for achieving benchmarks established by Parent’s board of directors.  The fee premium, at target, is equal to $62,500 (the same as the monthly consulting fee payable under the consulting agreement) multiplied by the number of full and partial months during which Mr. Anicetti renders services to the Company.  The fee premium (if any) is payable upon the expiration of the engagement.  In addition, if the fee premium is earned at the target level or higher, Mr. Anicetti will have the option to purchase shares of Parent’s common stock at their then-fair market value, equal in value to the amount of the fee premium earned.

Long-Term Incentives.  We provided our executives with long-term incentive compensation through stock option awards granted under Parent’s 2012 Stock Incentive Plan.  In connection with his hiring, Mr. Kvitko was granted 2,800 stock options.  Mr. Schools was granted 600 stock options when he began providing services to the Company as an employee, and an additional 500 stock options in connection with his transition from Interim Chief Financial Officer and Treasurer, to permanent Chief Financial Officer and Treasurer.  Mr. Anicetti received 250 stock options in connection with his election as a member of the Board.  Subject to the continuing employment of the executives, each stock option will vest in equal annual installments over five years and has an exercise price equal to $1,000 per share, which was the fair market value per share of Parent’s common stock on the grant date of the options.  Under the standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  The repurchase price with respect to Mr. Anicetti’s stock options does not adjust in connection with a voluntary resignation without good reason.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that an option can be exercised.

401(k) Plan.  All full-time employees are eligible to participate in our 401(k) plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company matches employee contributions in cash at a rate of 100% of the first 3% of base compensation that an employee contributes, and 50% of the next 2% of base compensation that an employee contributes, with immediate vesting.  Our executives are also eligible for these Company matches, subject to regulatory limits on contributions to 401(k) plans.

Post-Termination Arrangements.  The consulting agreement pursuant to which we receive the services of Mr. Anicetti, a severance agreement with Mr. Schools, the term sheet with Mr. Fung and our offer letter with Mr. Kvitko contain severance provisions.  The terms of these agreements related to post-termination compensation are described in detail under “Potential Payments Upon Termination or Change in Control.”

Severance Agreements.  In connection with their departure from the Company, we entered into severance agreements with Messrs. Schiffer, Jeff Gold and Howard Gold.  The terms of these agreements are described in detail under “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Norman Axelrod
Shane Feeney
Marvin Holen
David Kaplan
Adam Stein

COMPENSATION TABLES

Summary Compensation Table for Fiscal 2013

The following table sets forth information concerning all compensation paid to or earned by our NEOs for services to the Company in all capacities during fiscal 2013:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(c)	Total ($)

Richard Anicetti	2013	179,022	150,000	89,803	—	—	418,825
Interim President and Chief Executive Officer (d)

Frank Schools (e)	2013	350,096	175,000	—	147,231	1,296	673,623
Senior Vice President, Chief Financial Officer and Treasurer	2012	70,000	—	—	—	—	70,000

Michael Fung	2013	115,217	120,000	—	—	—	235,217
Interim Executive Vice President and Chief Administrative Officer

Michael Kvitko	2013	165,385	375,000	—	83,077	285	623,747
Executive Vice President, Chief Merchandising Officer

Eric Schiffer	2013	499,373	—	—	—	797,649	1,297,022
Former Chief Executive Officer	2012	193,077	—	4,605,354	—	8,265	4,806,696
	2011	122,308	—	—	—	5,302	127,610

Jeff Gold	2013	393,237	—	—	—	640,357	1,033,594
Former President and Chief Administrative Officer	2012	173,846	—	4,029,393	—	7,216	4,210,455
	2011	122,307	—	—	—	5,045	127,352

Howard Gold	2013	201,692	—	—	—	317,812	519,504
Former Executive Vice President of Special Projects	2012	135,384	—	2,878,249	—	5,957	3,019,590
	2011	122,307	—	—	—	5,455	127,762

(a)                                 For Mr. Schools, the amount reported in the Bonus column reflects a one-time retention bonus. For Mr. Kvitko the amount reported in the Bonus column reflects a one-time retention bonus and a signing bonus.

(b)                                 In accordance with SEC regulations, this column sets forth the aggregate grant date fair value of stock options computed in accordance with ASC 718. Amounts shown in this column may not correspond to the actual value that will be realized by the Named Executive Officers.  The options granted are options to purchase the common stock of Parent.  If either of Messrs. Schools’ or Kvitko’s employment with the Company is terminated for cause, or he voluntarily resigns his employment with the Company without good reason, Parent may repurchase his options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment.  Accordingly, we have not recorded any stock-based compensation expense on the options for Messrs. Schools and Kvitko pursuant to ASC 718.  If not for this repurchase feature, the grant date fair value of options granted to Mr. Schools would have been $381,240 and the grant date fair value of options granted to Mr. Kvitko would have been $975,240.  See Note 11 to the Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

(c)                                  The amounts reported in the All Other Compensation column reflect, for each executive, as applicable (i) post-termination payments, (ii) the amount of our matching contribution under our 401(k) plan, (iii) dollar value of life insurance premiums we paid for each executive, and (iv) other company-paid insurance premiums.  Specifically, the All Other Compensation column above includes:

Name	Year	Post-Termination Payments ($)	Matching 401(k) Contribution ($)	Value of Life Insurance Premiums ($)	Value of Other Company-Paid Insurance Premiums ($)	Total ($)

Richard Anicetti	2013	—	—	—	—	—

Frank Schools	2013	—	—	1,296	—	1,296
	2012	—	—	—	—	—

Michael Fung	2013	—	—	—	—	—

Michael Kvitko	2013	—	—	285	—	285

Eric Schiffer	2013	778,846	4,662	458	13,683	797,649
	2012	—	7,723	542	—	8,265
	2011	—	4,892	410	—	5,302

Jeff Gold	2013	623,077	3,298	299	13,683	640,357
	2012	—	6,954	262	—	7,216
	2011	—	4,800	245	—	5,045

Howard Gold	2013	311,538	5,816	458	—	317,812
	2012	—	5,416	541	—	5,957
	2011	—	4,892	563	—	5,455

(d)                                 Mr. Anicetti has served as Interim President and Chief Executive Officer of the Company since January 23, 2013 under a consulting agreement with From One To Many Leadership Consulting, LLC, which provides for consulting fees of $62,500 per month.  In addition, Mr. Anicetti received $35,000 and 250 stock options in connection with his service prior to January 23, 2013 as a member of the Board, which amounts are included in this Summary Compensation Table.

(e)                                  Prior to August 2012, Mr. Schools was a partner at Tatum, and worked for the Company pursuant to an interim services agreement with Tatum.  The amount reported in the “Salary” column for Mr. Schools for fiscal 2013 includes $140,000 we paid to Tatum for Mr. Schools’ services prior to the Company employing Mr. Schools directly in August 2012.

Grants of Plan-Based Awards for Fiscal 2013

The following table sets forth information concerning the annual bonus plan and options granted to the Named Executive Officers under Parent’s 2012 Stock Incentive Plan during fiscal 2013:

		Estimated Possible Payouts Under			All Other Option
		Non-Equity Incentive Plan Awards			Awards: Number of	Exercise or	Grant Date
		(a)			Securities	Base Price of	Fair Value of
		Threshold	Target	Maximum	Underlying Options	Option Awards	Option Awards
Name	Grant Date	($)	($)	($)(e)	(#)(b)	($/Sh)(c)	($)(d)

Richard Anicetti	6/19/12	—	—	—	250	1,000.00	89,803

Frank Schools	9/27/12	—	—	—	600	1,000.00	—
	11/7/12	—	—	—	500	1,000.00	—
	—	30,680	153,400	306,800	—	—	—

Michael Fung	—	—	—	—	—	—	—

Michael Kvitko	11/28/12	—	—	—	2,800	1,000.00	—
	—	17,300	86,500	173,000	—	—	—

Eric Schiffer	—	—	—	—	—	—	—

Jeff Gold	—	—	—	—	—	—	—

Howard Gold	—	—	—	—	—	—	—

(a)                                 The amounts represent the threshold, target and maximum payout amounts under the Company’s annual cash bonus plan.  See “Components of Executive Compensation — Annual Cash Bonuses” above for more information regarding the annual cash bonuses.  The actual amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(b)                                 Options vest subject to continuing employment with the Company in five equal annual installments commencing on the first anniversary of the grant date.

(c)                                  The per share exercise price approximated the fair market value per share of Parent’s stock as of the grant date of the stock options as determined by the Compensation Committee.

(d)                                 Reflects aggregate grant date fair value of the awards computed in accordance with ASC Topic 718.  If either of Messrs. Schools’ or Kvitko’s employment with the Company is terminated for cause, or he voluntarily resigns his employment with the Company without good reason, Parent may repurchase his options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment.  Accordingly, we have not recorded any stock-based compensation expense on the options for Messrs. Schools and Kvitko pursuant to ASC 718.  If not for this repurchase feature, the grant date fair value of options granted to Mr. Schools on 9/27/2012 would have been $207,090 and the grant date fair value of options granted to Mr. Schools on 11/7/2012 would have been $174,150.  If not for the repurchase feature, the grant date fair value of options granted to Mr. Kvitko would have been $975,240. See Note 11 to the Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

(e)                                  Maximum payout represents 200% of the target payout.  Under the annual cash bonus plan, participants may achieve in excess of 200% of target, however, the total payouts to all bonus plan participants is capped at 5.0% of Budgeted EBITDA, and payouts will be ratably reduced to the extent necessary to remain within the cap.

Outstanding Equity Awards at Fiscal Year End 2013

The following table sets forth information on stock options held by the Named Executive Officers as of March 30, 2013:

Name	Securities Underlying Unexercised Options (#)(a)	Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Richard Anicetti	—	250	1,000.00	6/19/22

Frank Schools	—	600	1,000.00	9/27/22
	—	500	1,000.00	11/7/22

Michael Fung	—	—	—	—

Michael Kvitko	—	2,800	1,000.00	11/28/22

Eric Schiffer (b)	11,842	—	1,000.00	7/13/15

Jeff Gold (b)	10,361	—	1,000.00	7/13/15

Howard Gold (b)	7,401	—	1,000.00	7/13/15

(a)                                 Options vest subject to continuing employment with the Company in five equal annual installments commencing on the first anniversary of the grant date.  The term of the options is ten years from the grant date.

(b)                                 In connection with their separation from the Company, the vesting of Messrs. Schiffer’s, Jeff Gold’s and Howard Gold’s outstanding options accelerated.  They will remain outstanding and exercisable until July 13, 2015, unless sooner exercised.

Potential Payments Upon Termination or Change in Control

This section describes the benefits that may become payable to our Named Executive Officers in connection with certain terminations of their employment with the Company and/or a change in control of the Company.

Richard Anicetti

If the consulting agreement with From One to Many, pursuant to which we obtain the services of Mr. Anicetti, is terminated prior to the expiration date of the consulting agreement without cause, From One to Many is entitled to receive the monthly consulting fee through the expiration date plus the fee premium earned with respect to the period during which Mr. Anicetti provided services.  The expiration date of the consulting agreement is the earlier of (i) 30 days following the start of a permanent CEO and (ii) 180 days after the effective date of the consulting agreement (subject to 30 day extensions).

Frank Schools

Effective March 18, 2013, we entered in to a severance agreement with Mr. Schools.  The severance agreement provides that if Mr. Schools is terminated without “cause” (as defined in Parent’s 2012 Stock Incentive Plan) or if Mr. Schools resigns for “good reason” (as defined below), in each case on or prior to April 30, 2017, he will be entitled to continuation of then-current base salary for a period of six months following the date of termination, contingent upon Mr. Schools executing a general release in favor of the Company.

For the purposes of the severance agreement, “good reason” means the occurrence of any of the following without Mr. Schools’s consent:  (i) a reduction in annual base salary, other than a one-time reduction not exceeding ten percent that is imposed simultaneously on all executive officers of the Company; or (ii) a material diminution of Mr. Schools’s authority, duties or responsibilities.  In each instance, in order to constitute good reason, Mr. Schools must provide the Company with written notice within 90 days following the occurrence of the event constituting good reason, the Company must fail to cure the event within 30 days following the notice, and Mr. Schools must then resign within 60 days following the date on which he provided the Company with notice.

Michael Fung

Per the term sheet governing the terms of Mr. Fung’s employment with the Company, if Mr. Fung’s employment with the Company is terminated without Cause (as defined in Parent’s 2012 Stock Incentive Plan) prior to the expiration of his term sheet agreement with the Company, he is entitled to receive his monthly base salary through the expiration date plus the discretionary incentive bonus earned with respect to the period during which Mr. Fung was employed.

The expiration date of Mr. Fung’s agreement with the Company is the earlier of (i) 30 days following the start of a permanent CEO and (ii) the six-month anniversary of the effective date of the term sheet (subject to 30 day extensions).

Michael Kvitko

Pursuant to his offer letter, in the event Mr. Kvitko is terminated without Cause (as defined in Parent’s 2012 Stock Incentive Plan), he is entitled to receive 18 months of base salary continuation, subject to continued compliance with applicable post-termination restrictive covenants and the execution of a release of claims against the Company and its affiliates.

Severance Agreements

In connection with their separation from the Company we entered into severance agreements with Messrs. Schiffer, Jeff Gold and Howard Gold, effective January 23, 2013 that provided for Messrs. Schiffer, Jeff Gold and Howard Gold to receive the benefits to which they would have been entitled under the terms of their employment agreements in respect of a termination of employment without cause or resignation for good reason.  Specifically, Messrs. Schiffer, Jeff Gold and Howard Gold are entitled to the following benefits, which were contingent upon their executing a general release in favor of the Company:  (a) severance payments equal to (i) three times base salary plus (ii) three times target annual incentive bonus for fiscal 2013, (b) full vesting of all outstanding and unvested stock options, and (c) payment of any unpaid incentive bonus earned for the prior fiscal year, and (d) COBRA coverage for one year at the Company’s sole expense or, if earlier, until the executive becomes eligible for comparable coverage under health plans of another employer.  The payments began on or about the 60th day following the termination of employment, with 50% of the severance payments listed in (a) above to be paid in equal payments over the course of three years in accordance with the Company’s regular payroll schedule and the other 50% to be paid in three, equal annual lump sum installments.  They also received a distribution of all deferred amounts and earnings thereon held on their behalf pursuant to a deferred compensation plan we maintain, but which does not have any participants who are active executives and are entitled to exercise a “put right” for a portion of their Class A and Class B Common Stock.  See “Certain Relationships and Related Transactions, and Director Independence” for a description of the material terms of the put right.

The following table sets forth information on the potential payments to the Named Executive Officers (or, in the case of Messrs. Schiffer, Jeff Gold and Howard Gold, the actual payments made or to be made in connection with their separation) upon a termination or change in control, assuming a termination or change in control occurred on March 30, 2013 (or, in the case of Messrs. Schiffer, Jeff Gold and Howard Gold on January 23, 2013, the date of their separation), at which time Parent’s common stock was valued at $1,000.00 per share:

Name	Cash Payments ($)		Continuation of Group Health Plans ($)	Acceleration of Vesting of Options ($)
Richard Anicetti
Termination Without Cause	394,000	(a)	—	—
Termination for Cause	—		—	—
Death/Total and Permanent Disability	—		—	—

Frank Schools
Termination Without Cause or With Good Reason	175,000	(b)	—	—

Michael Fung
Termination Without Cause	315,200	(c)	—	—

Michael Kvitko
Termination Without Cause or With Good Reason	750,000	(d)	—	—

Eric Schiffer
Termination Without Cause or With Good Reason	5,741,842	(e)	19,849	0	(f)

Jeff Gold
Termination Without Cause or With Good Reason	4,830,002	(e)	19,849	0	(f)

Howard Gold
Termination Without Cause or With Good Reason	3,036,249	(e)	7,574	0	(f)

(a)               Cash payment for Mr. Anicetti represents (i) four months of the consulting fee payable to From One to Many for the period of March 30, 2013 through the remainder of the term (assuming the term expired on July 23, 2013) of the consulting agreement and (ii) a fee premium representing the period from January 23, 2013 to March 30, 2013, which would be due to From One to Many if the consulting agreement were to be terminated without cause.

(b)               Cash payment represents six months of base salary continuation ($175,000).

(c)                Cash payment for Mr. Fung represents (i) four months of base salary for the period of March 30, 2013 through the remainder of the term (assuming the term expired on July 23, 2013) of Mr. Fung’s employment and (ii) a discretionary incentive bonus representing the period from January 23, 2013 to March 30, 2013, which would be due to Mr. Fung if his employment were to be terminated without cause.

(d)               Cash payment represents 18 months of base salary continuation ($750,000).

(e)                Cash payments include the following:

•                  Mr. Schiffer — (i) three times his base salary ($1,500,000), (ii) three times his target annual bonus ($3,000,000), and (iii) distribution of amounts held under deferred compensation plan ($1,241,842).

•                  Mr. Jeff Gold — (i) three times his base salary ($1,200,000), (ii) three times his target annual bonus ($2,400,000), and (iii) distribution of amounts held under deferred compensation plan ($1,230,002).

•                  Mr. Howard Gold — (i) three times his base salary ($600,000), (ii) three times his target annual bonus ($1,200,000), and (iii) distribution of amounts held under deferred compensation plan ($1,236,249).

(f)                 The fair market value of Parent’s common stock underlying the options held by Messrs. Schiffer, Jeff Gold and Howard Gold on January 23, 2013, the date of their separation, was lower than the exercise price of such options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of May 15, 2013, certain information relating to the ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding shares of our common stock. None of our directors or Named Executive Officers is the beneficial owner of any of our common stock.

Beneficial ownership is determined in accordance with Securities and Exchange Commission rules that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and call rights held by that person that currently are exercisable or exercisable within 60 days after May 15, 2013 are deemed to be outstanding and beneficially owned by such person.

Name and Addresses	Number of Shares of Class A Common Stock	Percent of Class A Common Stock	Number of Shares of Class B Common Stock		Percent of Class B Common Stock
Number Holdings, Inc. 2000 Avenue of the Stars, 12th Floor Los Angeles 90067	100	100%	100	(1)	100	%(1)
ACOF III Number Holdings, LLC 2000 Avenue of the Stars, 12th Floor Los Angeles 90067	0	0%	10	(1)	10	%(1)

(1)         Parent owns 100% of our Class A Common Stock, which carries substantially all of the economic rights in us, and 90% of our Class B Common Stock, which carries de minimis economic rights and the right to vote solely with respect to the election of directors. ACOF III Number Holdings, LLC (“ACOF III LLC”) holds the remaining 10% of our Class B Common Stock, subject to a call right that allows Parent to repurchase such stock without the consent of ACOF III LLC at any time for de minimis consideration. For additional detail regarding rights with respect our Class A and Class B Common Stock, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Voting Agreement” in this Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 15, 2013, certain information relating to the ownership of the common stock of Parent by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Shares issuable upon the exercise of options exercisable on May 15, 2013 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  The percentages of shares outstanding provided in the table below are based upon 636,725 shares of Class A Common Stock and 636,725 shares of Class B Common Stock outstanding as of May 15, 2013.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock of Parent	Percent of Class A Common Stock of Parent	Number of Shares of Class B Common Stock of Parent		Percent of Class B Common Stock of Parent
Directors and Named Executive Officers (2)
Richard Anicetti (3)	50	*	50		*
Frank Schools (4)	75	*	75		*
Michael Fung	—	—	—		—
Michael Kvitko	—	—	—		—
Norman Axelrod (5)	850	*	850		*
Shane Feeney (6)	—	—	—		—
Andrew Giancamilli (7)	50	*	50		*
Dennis Gies (8)	—	—	—		—
Marvin Holen	—	—	—		—
Scott Nishi (6)	—	—	—		—
David Kaplan (9)	—	—	—		—
Adam Stein (10)	—	—	—		—
All of our current executive officers and directors as a group, 12 persons	1,025	*	1,025		*
Beneficial Owners of 5% or More of Parent’s Outstanding Common Stock
Karen and Eric Schiffer (11)	37,763	5.93%	37,763		5.93%
The Gold Revocable Trust dated 10/26/2005 (12)	40,000	6.28%	40,000		6.28%
Ares Corporate Opportunities Fund III, L.P. (13)	335,900	52.75%	345,130	(15)	54.20%
CPP Investment Board (USRE II) Inc. (14)	200,000	31.41%	190,770		29.96%

*                 Less than 1% of the outstanding shares.

(1)                                 Except as otherwise noted, the address of each beneficial owner is c/o 99¢ Only Stores, 4000 Union Pacific Avenue, City of Commerce, CA 90023.

(2)                                 Through a voting agreement within the stockholders agreement, (i) Ares has the right to designate four members of the Parent Board and, subject to the approval of CPPIB, two independent members of the Parent Board, and (ii) CPPIB has the right to designate two members of the Parent Board, in each case, for so long as such Sponsor and its affiliates and permitted transferees own at least 15% of outstanding shares of Class A Common Stock. Under the terms of the stockholders agreement, each of the Sponsors has agreed to vote in favor of the other’s director designees. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report. As a result, each of the Sponsors may be deemed to be the beneficial owner of the shares of Class A Common Stock of Parent owned by the other. Each of Ares and CPPIB expressly disclaims beneficial ownership of the shares of Class A Common Stock of Parent not directly held by it, and such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by Ares or CPPIB.

(3)                                 Consists of 50 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Anicetti upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of May 15, 2013.

(4)                                 Consists of 75 shares of each of Class A Common Stock and Class B Common Stock directly held by the Frank Schools Living Trust, of which Mr. Schools is the trustee. These shares were purchased in connection with a Stock Purchase Agreement, dated as of October 3, 2012, for an aggregate purchase price of $75,000.

(5)                                 Consists of (i) (a) 500 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Axelrod and (b) 250 shares of each of Class A Common Stock and Class B Common Stock directly held by AS Skip, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of June 11, 2012, for an aggregate purchase price of $750,000, and (ii) 100 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Axelrod upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of May 15, 2013.

(6)                                 The address of each of Messrs. Feeney and Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5.

(7)                                 Consists of 50 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Giancamilli upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of May 15, 2013.

(8)                                 The address of Mr. Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Gies is a Principal in the Private Equity Group of Ares Management.  Mr. Gies expressly disclaims beneficial ownership of the shares owned by Ares.

(9)                                 The address of Mr. Kaplan is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management and member of Ares Partners Management Company LLC (“APMC”), both of which indirectly control Ares. Mr. Kaplan expressly disclaims beneficial ownership of the shares owned by Ares.

(10)                          The address of Mr. Stein is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Stein is a Partner in the Private Equity Group of Ares Management. Mr. Stein expressly disclaims beneficial ownership of the shares owned by Ares.

(11)                          Consists of (i) 20,000 shares of each of Class A Common Stock and Class B Common Stock directly owned by Karen Schiffer and Eric Schiffer as community property, (ii) 11,842 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Schiffer upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of May 15, 2013 and (iii) 5,921 shares of each of Class A Common Stock and Class B Common Stock issuable to Mrs. Schiffer upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of May 15, 2013. Karen and Eric Schiffer are husband and wife.

(12)                          Consists of 40,000 shares of each of Class A Common Stock and Class B Common Stock directly held by The Gold Revocable Trust dated 10/26/2005, of which Sherry Gold is the trustee.

(13)                          Refers to shares owned by Ares acquired in connection with the Merger. The general partner of Ares is ACOF Management III, L.P. (“ACOF Management III”), and the general partner of ACOF Management III is ACOF Operating Manager III, LLC (“ACOF Operating Manager III”). ACOF Operating Manager III is owned by Ares Management, which, in turn, is owned by Ares Management Holdings LLC (“Ares Management Holdings”). Ares Management Holdings is controlled by Ares Holdings LLC (“Ares Holdings”), which, in turn, is controlled by APMC (together with Ares, ACOF Management III, ACOF Operating Manager III, Ares Management, Ares Management Holdings, and Ares Holdings, the “Ares Entities”). APMC is managed by an executive committee comprised of Mr. Kaplan and Michael Arougheti, Gregory Margolies, Antony Ressler and Bennett Rosenthal. Because the executive committee acts by consensus/majority approval, none of the members of the executive committee has sole voting or dispositive power with respect to any shares of stock of Parent owned by Ares. Each of the members of the executive committee, the Ares Entities (other than Ares with respect to the shares it holds directly) and the directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of any shares of stock of Parent owned by Ares. The address of each Ares Entity is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(14)                          Refers to shares owned by CPP Investment Board (USRE II) Inc. (“CPP”) acquired in connection with the Merger. CPP is a wholly owned subsidiary of CPPIB. CPPIB is managed by a board of directors. Because the board of directors acts by consensus/majority approval, none of the directors of the board of directors has sole voting or dispositive power with respect to the shares of stock of Parent owned by CPP. Each of Messrs. Feeney and Nishi each expressly disclaims beneficial of such shares. The address of each of CPP and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5.

(15)                          9,230 of these Class B Shares are subject to (i) a call right that allows CPP to repurchase such stock at any time for de minimis consideration and (ii) a proxy by which Ares is to take certain actions requested by CPP to elect or remove the directors of Parent or certain other matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Stockholders Agreement

Upon completion of the Merger, the Parent entered into a stockholders agreement with each of its stockholders, which includes certain of our former directors, employees and members of management and our principal stockholders.  The stockholders agreement gives (i) Ares the right to designate four members of the Parent Board, (ii) Ares the right to designate two independent members of the Parent Board, which directors shall be approved by CPPIB, and (iii) CPPIB the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of Eric Schiffer, Jeff Gold and Howard Gold to the Parent Board, for so long as they hold the position of Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively, and if those individuals do not hold such positions, the Rollover Investors have the right to designate one member of the Parent Board for so long as the Rollover Investors in the aggregate continue to own at least 50% of the outstanding shares of Class A Common Stock that they held on the date of the Merger (the “Rollover Director”).  Under the terms of the stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including at least one director designated by Ares and one director designated by CPPIB, and certain other corporate actions require the approval of the Rollover Director.  These actions include the incurrence of additional indebtedness over $20 million in the aggregate outstanding at any time, the issuance or sale of any of our capital stock over $20 million in the aggregate, the sale, transfer or acquisition of any assets with a fair market value of over $20 million, the declaration or payment of any dividends, entering into any merger, reorganization or recapitalization, amendments to our charter or bylaws, approval of our annual budget and other similar actions.

The stockholders agreement contains significant transfer restrictions and certain rights of first offer, tag-along, and drag-along rights.  In addition, the stockholders agreement contains registration rights that, among other things, require Parent to register common stock held by the stockholders who are parties to the stockholders agreement in the event Parent registers for sale, either for its own account or for the account of others, shares of its common stock.

Under the stockholders agreement, certain affiliate transactions require the approval of a majority of disinterested directors, and certain affiliate transactions between Parent, on the one hand, and Ares, CPPIB or any of their respective affiliates, on the other hand, require the approval of a majority of disinterested directors, including the Rollover Director.

Voting Agreement

The Canada Pension Plan Investment Board Act 1997 (Canada) imposes certain share ownership limitations on CPPIB.  These limitations include restrictions on CPPIB’s indirect ownership levels (through Parent) of our Class B Common Stock, which has de minimis economic rights and the right to vote solely with respect to the election of directors.  An affiliate of Ares holds 10% of our Class B Common Stock.  We have entered into a voting agreement with Parent and the affiliate of Ares pursuant to which such Class B Common Stock held by the affiliate of Ares is subject to a call right that allows Parent to repurchase such stock at any time for de minimis consideration.  The voting agreement also provides, among other things, for the affiliate of Ares to take certain actions requested by Parent to elect or remove our directors.

Management Services Agreements

Upon completion of the Merger, we and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, we and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In addition, upon completion of the Merger, we and Parent reimbursed affiliates of the Sponsors for their expenses incurred in connection with the Merger in an aggregate amount of $4.2 million in fiscal 2012.  In fiscal 2013, we reimbursed affiliates of the Sponsors their expenses in the amount of $0.7 million.  The Sponsors provided no services to us during fiscal 2013.

Agreements Regarding Lease Arrangements

On January 13, 2012, we entered into new lease agreements (the “Leases”) with Eric Schiffer, Howard Gold, Jeff Gold and Karen Schiffer, the spouse of Mr. Schiffer and sister of Messrs. Howard and Jeff Gold, and certain of their affiliates for 13 stores and one store parking lot, which replaced the existing month-to-month leases.  The Leases have approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, as previously contemplated, we reached a final agreement with the Rollover Investors on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.  Rental expense for these Leases was $2.9 million for the fiscal year 2013.  Rental expense for these Leases was $0.7 million for the period of January 15, 2012 to March 31, 2012 and $1.7 million for the period of April 3, 2011 to January 14, 2012.  Rental expense for these Leases was $2.1 million for the fiscal year 2011.

Stock Purchase Agreement

In June 2012, Parent entered into a Stock Purchase Agreement with Norman Axelrod, a director of Parent and us, and AS SKIP, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member (together with Norman Axelrod, the “Purchasers”). Pursuant to the terms of this agreement, Mr. Axelrod and AS SKIP, LLC purchased an aggregate 750 shares of Class A Common Stock and 750 shares of Class B Common Stock for an aggregate purchase price of $750,000.

Former Executive Put Rights

Pursuant to the employment agreements between the Company and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive has a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less the any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercises the put right.  The put right applies to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agrees to purchase a higher value).  If exercising the put right is prohibited (e.g., under the First Lien Credit facility, the ABL Facility and the indenture governing the senior notes), then the put right is extended up to three additional years until Parent is no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent is at no time able to make the required payments, the put right expires and is deemed unexercised.  For payout after the first year, the put right is only at the fair market value as of the date the exercising the put right.

Director Independence

As of May 31, 2013, the Board was comprised of Richard Anicetti, Norman Axelrod, Shane Feeney, Andrew Giancamilli, Dennis Gies, Marvin Holen, David Kaplan, Scott Nishi and Adam Stein.  Pursuant to the stockholders agreement of Parent, Messrs. Axelrod, Gies, Kaplan and Stein were designated by Ares and Messrs. Feeney and Nishi were designated by CPPIB.  Messrs. Anicetti and Giancamilli were designated and approved by the Sponsors.  Mr. Holen was designated by the Rollover Investors pursuant to the stockholders agreement of Parent.  We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of the Board be independent.

Review, Approval or Ratification of Transactions with Related Persons

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, the Parent Board reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction, and we adhere to the general policy that such transactions should only be entered into if they are approved by the Parent Board, in accordance with applicable law, and on terms that, on the whole, are no more or less favorable than those available from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as our independent registered public accounting firm since November 7, 2012 and reported on our Consolidated Financial Statements for fiscal 2013.

Services provided by EY and related fees for fiscal year 2013 were as follows:

Year Ended March 30, 2013

Audit Fees (a)	$709,000
Audit Related Fees	—
Tax Fees	11,300
All Other Fees	—

(a)         Includes fees necessary to perform an audit or quarterly review in accordance with generally accepted auditing standards and services that generally only the independent registered public accounting firm can reasonably provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission.

BDO USA, LLP (“BDO”) served as our independent registered public accounting firm and reported on our Consolidated Financial Statements for fiscal 2012 and for part of fiscal 2013 (April 1 through November 7, 2012).

Services provided by BDO and related fees for fiscal years 2013 and 2012 were as follows:

	Year Ended March 30, 2013	Year Ended March 31, 2012

Audit Fees (a)	$380,000	$1,330,000
Audit Related Fees	—	293,000
Tax Fees	—	—
All Other Fees	—	—

(a)         Includes fees necessary to perform an audit or quarterly review in accordance with generally accepted auditing standards and services that generally only the independent registered public accounting firm can reasonably provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission.  The amounts also include fees related to BDO’s attestation of our internal control over financial reporting.

On November 5, 2012, the Audit Committee approved the dismissal of BDO and the engagement EY as our independent registered public accounting firm, in each case effective November 7, 2012.

BDO’s reports on our Consolidated Financial Statements for the years ended March 31, 2012 and April 2, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and the subsequent interim period preceding BDO’s dismissal, there were:

(i)             no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements; and

(ii)          no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

We provided BDO with a copy of the above disclosures and requested BDO to furnish to us a letter addressed to the Securities and Exchange Commission stating that it agrees with such statements. A copy of BDO’s letter dated November 7, 2012 is attached as Exhibit 16.1 to the current report on Form 8-K that we filed with the Securities and Exchange Commission on November 7, 2012.

During our two most recent fiscal years and the subsequent interim period preceding EY’s engagement, neither we nor anyone on our behalf consulted EY regarding either:

(i)             the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that EY concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)          any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of EY as our independent registered public accounting firm, the Audit Committee considered all relevant factors, including any non-audit services previously provided by EY to us.

The Audit Committee has considered whether the provision of non-audit services by our principal registered public accounting firm is compatible with maintaining auditor independence and determined that it is.  Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  The Audit Committee has adopted a policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services.

PART IV

Item 15. Exhibits, Financial Statement Schedule

a)  Financial Statements. Reference is made to the Index to the Financial Statements set forth in Item 8 on page 50 of this Report.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)  Exhibits.  The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

99¢ Only Stores

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 (Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
(Successor)
For the year ended March 30, 2013
Allowance for doubtful accounts	$280	192	388	$84
Inventory reserve	$4,000	11,226	1,917	$13,309
Tax valuation allowance	$10,346	3,162	1,898	$11,610

For the period ended January 15, 2012 to March 31, 2012
Allowance for doubtful accounts	$267	38	25	$280
Inventory reserve	$4,026	125	151	$4,000
Tax valuation allowance	$5,745	8,501	3,900	$10,346

(Predecessor)
For the period ended April 3, 2011 to January 14, 2012
Allowance for doubtful accounts	$258	19	10	$267
Inventory reserve	$4,051	244	269	$4,026
Tax valuation allowance	$5,800	—	55	$5,745
For the year ended April 2, 2011
Allowance for doubtful accounts	$501	198	441	$258
Inventory reserve	$3,726	924	599	$4,051
Tax valuation allowance	$5,800	—	—	$5,800

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Number Holdings, Inc., Number Merger Sub, Inc. and Registrant, dated October 11, 2011.(1)
3.1	Amended and Restated Articles of Incorporation of the Registrant.(2)
3.2	Amended and Restated Bylaws of the Registrant.(2)
3.5	Certificate of Incorporation of 99 Cents Only Stores Texas, Inc.(8)
3.6	Bylaws of 99 Cents Only Stores Texas, Inc.(8)
4.1

Stockholders Agreement, dated as of January 13, 2012, among Number Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and the Other Stockholders party thereto.(8)

4.2	Indenture, dated as of December 29, 2011, between Number Merger Sub, Inc. and Wilmington Trust, National Association, as trustee.(3)
4.3	Supplemental Indenture, dated as of January 13, 2012, among the Registrant, 99 Cents Only Stores Texas, Inc. 99 Cents Only Stores and Wilmington Trust, National Association, as trustee.(3)
4.4	Registration Rights Agreement, dated as of December 29, 2011, between Number Merger Sub, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers (as defined therein).(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(4)
10.2	Indemnification Agreement with David Gold.(5)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(6)
10.4	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(8)
10.5	Lease for 6161 Atlantic Boulevard, Maywood, California, dated January 13, 2012, by and between the Registrant as Tenant and 6135-6161 Atlantic Boulevard Partnership as Landlord.(8)
10.6

Lease for 14139 Paramount Boulevard, Paramount, California, dated January 13, 2012, by and between the Registrant as Tenant and David Gold and Sherry Gold, Trustees of the Gold Revocable Trust Dated 10/26/2005 as Landlord.(8)

10.7	Lease for 6122-6130 Pacific Boulevard, Huntington Park, California, dated January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.(8)
10.8	Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated January 13, 2012, by and between Au Zone Investment #2, L.P. as Landlord and the Registrant as Tenant.(8)
10.9	Lease for 5599 Atlantic Avenue, North Long Beach, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(8)
10.10

Lease for 1514 North Main Street, Santa Ana, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord.(8)

10.11	Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(8)
10.12	Lease for 6101 Wilshire Boulevard, Los Angeles, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.(8)
10.13	Lease for 8625 Woodman Avenue, Arleta, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.(8)
10.14	Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(8)
10.15	Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(8)
10.16	Lease for 12123-12125 Carson Street, Hawaiian Gardens, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P., as Landlord.(8)
10.17	North Broadway Indemnity Agreement, dated as of May 1, 1996, by and between HKJ Gold, Inc. and the Registrant.(7)
10.18	Lease for 2606 North Broadway, Los Angeles, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(8)
10.19	Grant Deed concerning 8625 Woodman Avenue, Arleta, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(6)
10.20

Grant Deed concerning 6101 Wilshire Boulevard, Los Angeles, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(6)

10.21

Grant Deed concerning 6124 Pacific Boulevard, Huntington Park, California, dated May 2, 1996, made by David Gold and Sherry Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(6)

10.22

Grant Deed concerning 14901 Hawthorne Boulevard, Lawndale, California, dated May 2, 1996, made by Howard Gold, Karen Schiffer and Jeff Gold in favor of Au Zone Investments #2, L.P., a California limited partnership.(6)

10.23	Voting Agreement, dated as of January 13, 2012, by and among the Registrant, Number Holdings, Inc. and ACOF III Number Holdings, LLC.(9)
10.24

$175,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent and Issuer (as defined therein), BMO Harris Bank N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘ABL Credit Agreement’’).(3)

10.25

$525,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent, BMO Capital Markets and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘Term Credit Agreement’’).(3)

10.26

Security Agreement, dated as of January 13, 2012, among Number Holdings, Inc., the Registrant, the Subsidiary Guarantors (as defined therein), and Royal Bank of Canada, as collateral agent for the Secured Parties (as defined therein).(3)

10.27

Security Agreement, dated as of January 13, 2012, among Number Holdings, Inc., the Registrant, the Subsidiary Guarantors (as defined therein), and Royal Bank of Canada, as collateral agent for the Secured Parties (as defined therein).(3)

10.28	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.29	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.30

Intercreditor Agreement, dated as of January 13, 2012, between the Royal Bank of Canada, as administrative agent under the ABL Facility (as defined herein), and the Royal Bank of Canada, as administrative agent under the Term Loan Facility (as defined herein).(3)

10.31	Employment Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc. and Eric Schiffer.(8)
10.32	Employment Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc. and Jeff Gold.(8)
10.33	Employment Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc. and Howard Gold.(8)
10.34	2012 Stock Incentive Plan of Number Holdings, Inc.(8)
10.35	Form of Non-Qualified Stock Option Agreement pursuant to the 2012 Stock Incentive Plan.(8)
10.36	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and ACOF Operating Manager III, LLC.(9)
10.37	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and CPPIB Equity Investments Inc.(9)
10.38

Amendment No. 1 to the ABL Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto and Royal Bank of Canada, as administrative agent.(10)

10.39

Amendment No. 1 to the Term Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto, each Participating Lender Party thereto and Royal Bank of Canada, as administrative agent.(11)

10.40

Amendment, dated as of December 21, 2012, to the Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(11)

10.41

Amendment, dated as of December 21, 2012, to the Lease for 6161 Atlantic Boulevard, Maywood, California, dated January 13, 2012, by and between the Registrant as Tenant and 6135-6161 Atlantic Boulevard Partnership as Landlord.(11)

10.42

Amendment, dated as of December 21, 2012, to the Lease for 14139 Paramount Boulevard, Paramount, California, dated January 13, 2012, by and between the Registrant as Tenant and David Gold and Sherry Gold, Trustees of the Gold Revocable Trust Dated 10/26/2005 as Landlord.(11)

10.43

Amendment, dated as of December 21, 2012, to the Lease for 6122-6130 Pacific Boulevard, Huntington Park, California, dated January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.(11)

10.44

Amendment, dated as of December 21, 2012, to the Lease for 14901 Hawthorne Boulevard, Lawndale, California, dated January 13, 2012, by and between Au Zone Investment #2, L.P. as Landlord and the Registrant as Tenant.(11)

10.45

Amendment, dated as of December 21, 2012, to the Lease for 5599 Atlantic Avenue, North Long Beach, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(11)

10.46

Amendment, dated as of December 21, 2012, to the Lease for 1514 North Main Street, Santa Ana, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Howard Gold, Jeff Gold, Eric J. Schiffer and Karen R. Schiffer as Landlord.(11)

10.47

Amendment, dated as of December 21, 2012, to the Lease for 6121 Wilshire Boulevard, Los Angeles, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(11)

10.48

Amendment, dated as of December 21, 2012, to the Lease for 8625 Woodman Avenue, Arleta, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P. as Landlord.(11)

10.49

Amendment, dated as of December 21, 2012, to the Lease for 2566 East Florence Avenue, Walnut Park, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(11)

10.50

Amendment, dated as of December 21, 2012, to the Lease for 3420 West Lincoln Avenue, Anaheim, California, dated as of January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(11)

10.51

Amendment, dated as of December 21, 2012, to the Lease for 12123-12125 Carson Street, Hawaiian Gardens, California, dated as of January 13, 2012, by and between the Registrant as Tenant and Au Zone Investment #2, L.P., as Landlord.(11)

10.52

Amendment, dated as of December 21, 2012, to the Lease for 2606 North Broadway, Los Angeles, California, dated as of January 13, 2012, by and between HKJ Gold, Inc. as Landlord and the Registrant as Tenant.(11)

10.53	Severance Agreement, dated as of April 17, 2013, among the Registrant and Frank Schools.*
21.0	Subsidiaries *
31(a)	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31(b)	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32(a)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32(b)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herewith
**	Furnished herewith.
***

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 11, 2011.
(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 13, 2012.
(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 13, 2012.
(4) Incorporated by reference from the Registrant’s 2008 Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 11, 2008.
(5) Incorporated by reference from the Registrant’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 9, 2005.
(6) Incorporated by reference from the Registrant’s Amendment No. 2 to Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on May 21, 1996.
(7) Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on May 3, 1996.
(8) Incorporated by reference from the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 9, 2012.
(9) Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on August 29, 2012.
(10) Incorporated by reference from the Registrant’s Amendment No. 2 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on September 21, 2012.
(11) Incorporated by reference from the Registrant’s Form 10-Q as filed with Securities and Exchange Commission on February 20, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

99¢ Only Stores

/s/ Richard Anicetti
By: Richard Anicetti
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Anicetti
Richard Anicetti	Interim Chief Executive Officer and Director (principal executive officer)	July 12, 2013
/s/ Frank Schools
Frank Schools	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	July 12, 2013

/s/ Michael Fung
Michael Fung	Interim Chief Administrative Officer and	July 12, 2013
Executive Vice President
/s/ Norman Axelrod
Norman Axelrod	Director	July 12, 2013

/s/ Shane Feeney
Shane Feeney	Director	July 12, 2013

/s/ Andrew Giancamilli
Andrew Giancamilli	Director	July 12, 2013

/s/ Dennis Gies
Dennis Gies	Director	July 12, 2013

/s/ Scott Nishi
Scott Nishi	Director	July 12, 2013

/s/ Marvin Holen
Marvin Holen	Director	July 12, 2013

/s/ Adam Stein
Adam Stein	Director	July 12, 2013

/s/ David Kaplan
David Kaplan	Chairman of the Board of Directors	July 12, 2013