Form 10-Q
period 2013-06-29
99 CENTS ONLY STORES
filed 2013-08-09
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 5, 2013, there were 100 shares of the registrant’s Class A Common Stock, par value $0.01 per share, outstanding and 100 shares of registrant’s Class B Common Stock, par value $0.01 per share, outstanding, none of which are publicly traded.

99¢ ONLY STORES

Form 10-Q

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of 99¢ Only Stores (the “Company”) and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate), that are not historical in nature.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”) or posts on the Company’s website, including the Company’s Annual Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended March 30, 2013.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 29, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$71,326	$45,476
Accounts receivable, net of allowance for doubtful accounts of $200 and $84 at June 29, 2013 and March 30, 2013, respectively	1,883	1,851
Income taxes receivable	2,438	3,969
Deferred income taxes	33,139	33,139
Inventories, net	210,716	201,601
Assets held for sale	2,106	2,106
Other	15,094	16,370

Total current assets	336,702	304,512
Property and equipment, net	478,387	476,051
Deferred financing costs, net	20,296	21,016
Intangible assets, net	469,841	471,359
Goodwill	479,745	479,745
Deposits and other assets	4,808	4,554

Total assets	$1,789,779	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,011	$50,011
Payroll and payroll-related	23,448	17,096
Sales tax	4,443	7,200
Other accrued expenses	24,402	29,695
Workers’ compensation	38,365	39,498
Current portion of long-term debt	8,567	8,567
Current portion of capital lease obligation	84	83

Total current liabilities	184,320	152,150
Long-term debt, net of current portion	748,830	749,758
Unfavorable lease commitments, net	13,898	14,833
Deferred rent	6,670	4,823
Deferred compensation liability	1,146	1,153
Capital lease obligation, net of current portion	249	271
Long-term deferred income taxes	187,163	186,851
Other liabilities	6,471	8,428

Total liabilities	1,148,747	1,118,267

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at June 29, 2013 and March 30, 2013, respectively	—	—
Additional paid-in capital	652,853	654,424
Accumulated deficit	(11,038)	(14,202)
Other comprehensive loss	(783)	(1,252)

Total shareholders’ equity	641,032	638,970

Total liabilities and shareholders’ equity	$1,789,779	$1,757,237

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the First Quarter Ended
	June 29, 2013	June 30, 2012

Net Sales:
99¢ Only Stores	$420,936	$388,956
Bargain Wholesale	12,930	11,994
Total sales	433,866	400,950
Cost of sales (excluding depreciation and amortization expense shown separately below)	266,679	243,902
Gross profit	167,187	157,048
Selling, general and administrative expenses:
Operating expenses	131,832	118,771
Depreciation	15,326	13,752
Amortization of intangible assets	442	441
Total selling, general and administrative expenses	147,600	132,964
Operating income	19,587	24,084

Other (income) expense:
Interest income	(15)	(224)
Interest expense	14,688	15,577
Loss on extinguishment of debt	—	16,346
Other	—	64
Total other expense, net	14,673	31,763
Income (loss) before provision for income taxes	4,914	(7,679)
Provision (benefit) for income taxes	1,750	(2,788)

Net income (loss)	$3,164	$(4,891)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate cash flow hedge	469	(544)
Less: reclassification adjustment included in net income	—	(5)

Other comprehensive income (loss), net of tax	469	(549)

Comprehensive income (loss)	$3,633	$(5,440)

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Net income (loss)	$3,164	$(4,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,326	13,752
Amortization of deferred financing costs and accretion of OID	1,102	1,001
Amortization of intangible assets	442	441
Amortization of favorable/unfavorable leases, net	141	47
Loss on extinguishment of debt	—	16,346
Loss on disposal of fixed assets	52	259
(Gain) loss on interest rate hedge	(322)	296
Stock-based compensation	(1,571)	792

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(32)	1,348
Inventories	(9,115)	4,139
Deposits and other assets	1,015	(2,517)
Accounts payable	33,860	6,946
Accrued expenses	(1,698)	(6,753)
Accrued workers’ compensation	(1,133)	(679)
Income taxes	1,531	(3,086)
Deferred rent	1,847	1,927
Other long-term liabilities	(845)	(50)

Net cash provided by operating activities	43,764	29,318

Cash flows from investing activities:
Purchases of property and equipment	(16,594)	(9,025)
Proceeds from sale of property and fixed assets	11	11,505
Purchases of investments	—	(384)
Proceeds from sale of investments	—	1,416

Net cash (used in) provided by investing activities	(16,583)	3,512

Cash flows from financing activities:
Payment of debt	(1,310)	(1,309)
Payments of capital lease obligation	(21)	(21)
Payment of debt issuance costs	—	(11,230)

Net cash used in financing activities	(1,331)	(12,560)

Net increase in cash	25,850	20,270
Cash - beginning of period	45,476	27,766

Cash - end of period	$71,326	$48,036

Supplemental cash flow information:
Income taxes paid	$219	$297
Interest paid	$20,929	$19,462
Non-cash investing activities for purchases of property and equipment	$(1,140)	$(237)

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores (the “Company”) is incorporated in the State of California.  The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of June 29, 2013, the Company operated 322 retail stores with 235 in California, 41 in Texas, 29 in Arizona, and 17 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and certain former members of the Company’s management, Eric Schiffer, Jeff Gold, Howard Gold, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be operating as a public company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s  Annual Report on Form 10-K for the fiscal year ended March 30, 2013.  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending March 29, 2014 (“fiscal 2014”).

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years.   Fiscal 2014 began on March 31, 2013 and will end on March 29, 2014 and will consist of 52 weeks. The Company’s fiscal year ended March 30, 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The first quarter ended June 29, 2013 (the “first quarter of fiscal 2014”) and first quarter ended June 30, 2012 (the “first quarter of fiscal 2013”) were each comprised of 91 days.

Use of Estimates

The preparation of the unaudited consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are classified as cash.  Cash balances held at financial institutions, are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows. Book overdrafts included in accounts payable were $21.0 million as of June 29, 2013.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory cost is established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method. Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an outside inventory service company. Additional store-level physical inventories are taken by the service companies from time to time based on a particular store’s performance and/or book inventory balance.  The Company performs inventory cycle counts at its warehouses throughout the year.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The Company’s policy is to analyze all items held in inventory that are at least twelve months old and that are not expected to be sold through at the current sales rates over the next twelve months in order to determine what merchandise should be reserved for as excess or obsolete. The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2014 and fiscal 2013, the Company did not record any asset impairment charges.

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

During the first quarter of fiscal 2014 and fiscal 2013, the Company did not record any impairment charges related to goodwill or other intangible assets.

Derivatives

The Company accounts for derivative financial instruments in accordance with authoritative guidance for derivative instrument and hedging activities.  All financial instrument positions taken by the Company are intended to be used to manage risks associated with interest rate exposures.

The Company’s derivative financial instruments are recorded on the balance sheet at fair value, and are recorded in either current or noncurrent assets or liabilities based on their maturity.  Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income (“OCI”), based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative instruments reported in accumulated other comprehensive income (“AOCI”) are reclassified to earnings in the period the hedged item affects earnings.  Any ineffectiveness is recognized in earnings in the period incurred.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached.  In addition, the Company analyzes its inventory levels and the related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  The Company does not include purchasing, receiving, distribution, warehouse, and occupancy costs in its cost of sales.  Due to this classification, the Company’s gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network and occupancy in cost of sales.

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

For store closures where a lease obligation still exists, the Company records the estimated future liability associated with the rental obligation on the cease use date (when the store is closed).  Liabilities are established at the cease use date for the present value of any remaining operating lease obligations, net of estimated sublease income, and at the communication date for severance and other exit costs. Key assumptions in calculating the liability include the timeframe expected to terminate lease agreements, estimates related to the sublease potential of closed locations, and estimates of other related exit costs. If actual timing and potential termination costs or realization of sublease income differ from the Company’s estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary.

As of March 30, 2013, the Company’s estimated lease termination costs accrual was $0.7 million relating to a Texas store. During the first quarter of fiscal 2014, the Company reversed the lease termination costs accrual, and as of June 29, 2013, the Company did not have any remaining Texas store closure obligations.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for June 29, 2013 and March 30, 2013.

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

Advertising

The Company uses a variety of marketing approaches with a primary focus on print and radio advertising. The Company expenses advertising costs as incurred. Advertising expenses were $1.4 and $1.3 million for the first quarter of fiscal 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash and interest rate derivatives are measured and recorded at fair value.  Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  See Note 7 for further discussion of the fair value of debt.

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

Comprehensive Income

OCI includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities as of June 29, 2013 and March 30, 2013 (in thousands):

	As of June 29, 2013				As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	19	$2,000	$(146)	$1,854	19	$2,000	$(121)	$1,879
Bargain Wholesale customer relationships	11	20,000	(2,436)	17,564	11	20,000	(2,019)	17,981
Favorable leases	1 to 16	46,723	(6,300)	40,423	1 to 16	46,723	(5,224)	41,499
Total finite lived intangible assets		68,723	(8,882)	59,841		68,723	(7,364)	61,359
Total goodwill and other intangible assets		$958,468	$(8,882)	$949,586		$958,468	$(7,364)	$951,104

	As of June 29, 2013				As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 17	$19,835	$(5,937)	$13,898	1 to 17	$19,835	$(5,002)	$14,833

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	June 29, 2013	March 30, 2013
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	64,567	64,429
Leasehold improvements	117,013	112,779
Fixtures and equipment	80,718	76,831
Transportation equipment	9,942	7,497
Construction in progress	37,848	30,949

Total property and equipment	561,000	543,397
Less: accumulated depreciation and amortization	(82,613)	(67,346)

Property and equipment, net	$478,387	$476,051

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income (loss), net of tax effects for the periods indicated (in thousands):

	First Quarter Ended
	June 29, 2013	June 30, 2012

Net income (loss)	$3,164	$(4,891)
Unrealized gains (losses) on interest rate cash flow hedge, net of tax effects of $313 and $(363) for the first quarter of fiscal 2014 and 2013, respectively	469	(544)
Reclassification adjustment, net of tax effects of $0 and $(3) for the first quarter of fiscal 2014 and 2013, respectively	—	(5)

Total unrealized gains (losses), net	469	(549)

Total comprehensive income (loss)	$3,633	$(5,440)

Amounts in accumulated other comprehensive loss as June 29, 2013 and March 30, 2013 consisted of unrealized losses on interest rate cash flow hedge.  There were no reclassifications out of AOCI in the first quarter of fiscal 2014.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	June 29, 2013	March 30, 2013

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $9,744 and $10,126 as of June 29, 2013 and March 30, 2013, respectively	507,397	508,325
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total long-term debt	757,397	758,325
Less: current portion of long-term debt	8,567	8,567

Long-term debt, net of current portion	$748,830	$749,758

As of June 29, 2013 and March 30, 2013, the deferred financing costs are as follows (in thousands):

	June 29, 2013			March 30, 2013
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL Facility	$3,078	$(900)	$2,178	$3,078	$(746)	$2,332
First Lien Term Loan Facility	9,308	(1,485)	7,823	9,308	(1,179)	8,129
Senior Notes	11,761	(1,466)	10,295	11,761	(1,206)	10,555

Total deferred financing costs	$24,147	$(3,851)	$20,296	$24,147	$(3,131)	$21,016

On January 13, 2012, in connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  The Credit Facilities include (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $525 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  As of June 29, 2013, all obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of June 29, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

The Company determined that a portion of the refinancing transaction should be accounted for as debt extinguishment. In accordance with applicable guidance for debt modification and extinguishment, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.  The Company recorded $0.3 million as deferred debt issuance costs and $5.9 million as OID in connection with the amendment.

As of June 29, 2013, $5 million of the amount outstanding under the First Lien Term facility bore an interest charge of 6.25% (3.25% Prime Rate, plus the margin of 3.00%), while the interest rate charged on the remainder of First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of June 29, 2013, amount outstanding under the First Lien Term Loan Facility was $507.4 million.

Following the end of each fiscal year, the Company is required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.

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

In addition, during the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at June 29, 2013 was a liability of $1.5 million.  See Note 6 for more information on the Company’s interest rate cap and interest rate swap agreements.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by the Company, Parent and 99 Cents Texas (collectively, the “ABL Guarantors”).  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of June 29, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at June 29, 2013), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended June 29, 2013).  The Company must also pay customary letter of credit fees and agency fees.

As of June 29, 2013 and March 30, 2013, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million, and availability under the ABL Facility subject to the borrowing base, was $141.2 million as of June 29, 2013.

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

Senior Notes

On December 29, 2011, the Company issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by 99 Cents Texas (the “Senior Notes Guarantor”).

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

As of June 29, 2013, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the First Quarter Ended
	June 29, 2013	June 30, 2012

First lien term loan facility	$6,557	$7,455
ABL facility	224	162
Senior notes	6,799	6,952
Amortization of deferred financing costs and OID	1,102	1,001
Other interest expense	6	7
Interest expense	$14,688	$15,577

6.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company has capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeds 3.00% the Company will pay interest at the capped rate.  In the event LIBOR is less than 3.00%, the Company will pay interest at the prevailing LIBOR rate.  In the first quarter of each of fiscal 2014 and 2013, the Company paid interest at the prevailing LIBOR rate.

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

The Company designated the interest rate swap agreement as a cash flow hedge.  The interest rate swap agreement is highly correlated to the changes in interest rates to which the Company is exposed.  Unrealized gains and losses on the interest rate swap are designated as effective or ineffective.  The effective portion of such gains or losses is recorded as a component of AOCI or loss, while the ineffective portion of such gains or losses is recorded as a component of interest expense. Future realized gains and losses in connection with each required interest payment will be reclassified from AOCI or loss to interest expense.

Fair Value

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 7).

A summary of the recorded amounts included in the unaudited consolidated balance sheets is as follows (in thousands):

	June 29, 2013	March 30, 2013

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$771	$381
Interest rate swap (included in other liabilities)	$754	$2,249
Accumulated other comprehensive loss, net of tax (included in shareholders’ equity)	$783	$1,252

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	June 29, 2013	June 30, 2012

Derivatives designated as cash flow hedging instruments:
(Gain) loss related to effective portion of derivative recognized in OCI	$(469)	$544
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(322)	$276
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$—	$20

7.                                      Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 29, 2013 (in thousands):

	June 29, 2013
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,146	$1,146	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$771	$—	$771	$—
Other long-term liabilities — interest rate swap	$754	$—	$754	$—
Other long-term liabilities — deferred compensation	$1,146	$1,146	$—	$—

Level 1 measurements include $1.1 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate swap agreements estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

There were no Level 3 assets or liabilities as of June 29, 2013.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the first quarter of fiscal 2014.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 30, 2013 (in thousands):

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of June 29, 2013.

The fair value of the Senior Notes was estimated at $283.1 million, or $33.1 million greater than the carrying value, as of June 29, 2013, based on quoted market prices of the debt (Level 1 inputs). The fair value of the Senior Notes was estimated at $288.1 million, or $38.1 million greater than the carrying value, as of March 30, 2013, based on quoted market prices of the debt (Level 1 inputs).

See Note 5 for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”) and 74,603 shares of Class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”), of which, as of June 29, 2013, options for 57,324 shares of each Class were issued to certain members of management with an aggregate exercise price of $1,000 for one share of Class A Common Stock and for one share of Class B Common Stock, together.  Options become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Share repurchase rights

Under the 2012 Plan’s standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that an option can be exercised.  All of the options that the Company has granted to its executive officers and employees (with the exception of options granted to Rollover Investors that contain no repurchase rights and certain directors that contain less restrictive repurchase rights) contain such repurchase rights. There were 23,235 options outstanding as of June 29, 2013 subject to such repurchase rights. In accordance with accounting guidance, the Company has not recorded any stock-based compensation expense for these grants.  For all other options, fair value of the option awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, and is included in operating expenses.

Former Executive Put Rights

Pursuant to the employment agreements between the Company and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive has a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by such executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercises the put right.  The put right applies to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agrees to purchase a higher value).  If exercising the put right is prohibited (e.g., under the First Lien Term Loan Credit Facility, the ABL Facility and the Indenture), then the put right is extended up to three additional years until Parent is no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent is at no time able to make the required payments, the put right expires and is deemed unexercised.  For payout after the first year, the put right is only at the fair market value as of the date the exercising the put right.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive may exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $4.9 million and $6.5 million as of June 29, 2013 and March 30, 2013, respectively. Changes in the fair value for these put rights have been included in operating expenses.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the first quarter of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(1.6) million, compared to an expense of $0.8 million in the first quarter of fiscal 2013.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Weighted-average fair value of options granted	$352.32	$381.78
Risk free interest rate	1.26%	0.77%
Expected life (in years)	6.50	6.32
Expected stock price volatility	33.89%	37.90%
Expected dividend yield	None	None

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

As of June 29, 2013, there were $6.8 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.

The following summarizes stock option activity in the first quarter of fiscal 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	55,279	$1,000
Granted	2,390	$1,000
Exercised	—	$—
Cancelled	(345)	$1,000

Outstanding at the end of the period	57,324	$1,000	4.50

Exercisable at the end of the period	38,502	$1,000	2.60

Exercisable and expected to vest at the end of the period	54,435	$1,000	4.40

The following table summarizes the stock awards available for grant under the 2012 Plan:

Number of Shares
Available for grant as of March 30, 2013	19,324
Authorized	—
Granted	(2,390)
Cancelled	345
Available for grant at June 29, 2013	17,279

9.                                      Income Taxes

The effective income tax rate for the first quarter of 2014 was 35.6% compared to a rate of 36.3% for the first quarter of fiscal 2013.  The decrease in the effective tax rate is primarily due to an increase in pre-tax income and in federal hiring credit deductions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2008 forward.  The federal tax return for the period ended March 27, 2010 was examined by the Internal Revenue Service resulting in no changes to the reported tax.

During the first quarter of fiscal 2014, the California legislature enacted Assembly Bill 93 and Senate Bill 90, which effectively eliminates the Enterprise Zone hiring credits after December 31, 2013.  The effect on the passage of these bills restricts the generation of the enterprise zone credits for fiscal 2014 to nine months for the Company as compared to a full year in prior fiscal years, and the carry-forward period to ten years from a previous indefinite life.

10.                               Commitments and Contingencies

Credit Facilities

The Credit Facilities and commitments are discussed in detail in Note 5.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of June 29, 2013 and March 30, 2013, the Company had recorded a liability $38.3 million and $39.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of June 29, 2013 and March 30, 2013 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  As of June 29, 2013 and March 30, 2013, the Company had recorded a liability of $0.6 million and $0.5 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the Court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the Court ordered the parties to submit further briefing and argument.  Following this supplemental briefing and while the motion was under advisement, Mr. Allen sought leave to amend his complaint to add a cause of action pursuant to the Private Attorneys General Act of 2004 (“PAGA”).  The Company did not oppose this motion and on January 5, 2012, the Court granted Mr. Allen’s motion and his First Amended Complaint was filed.  On February 27, 2012, the Court denied the Company’s motion to compel arbitration.  The Company filed a notice of its intention to appeal that ruling on April 12, 2012.  Following a mediation of this matter on August 30, 2012, the parties entered into a “term sheet” settlement agreement for an immaterial amount, which is subject to court approval.  As of April 11, 2013, all parties had executed a Stipulation Re: Settlement of Class Action.  On April 17, 2013, Mr. Allen filed his motion for preliminary approval of the settlement.  The Company filed a notice of non-opposition to this motion on April 25, 2013.  On May 9, 2013, the Court granted preliminary approval of the settlement.  A hearing regarding final approval of the settlement was set for August 23, 2013.  If the settlement agreement is not approved by the court, the Company cannot predict the outcome of this lawsuit.

Shelley Pickett v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff Shelley Pickett filed a representative action complaint against the Company on November 4, 2011, alleging a PAGA claim virtually identical that of another matter which was dismissed with prejudice in December 2011, Bright v. 99¢ Only Stores. Like the plaintiff in the Bright case, Plaintiff Pickett asserts that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. She seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  On November 8, 2011, Plaintiff Pickett filed a Notice of Related Case, stating that her case and the Bright case assert “identical claims.” After hearing arguments from the parties on December 1, 2011, the Court determined that the cases were related and assigned Pickett’s case to Judge William Fahey, the judge who presided over the Bright case.  Plaintiff Pickett then attempted to exercise a 170.6 challenge to Judge Fahey, which the Company opposed. The Court struck Plaintiff Pickett’s 170.6 challenge on December 16, 2011. Plaintiff Pickett appealed this ruling, filing a petition for writ of mandate on December 30, 2011. The Company filed an opposition to Plaintiff Pickett’s petition and oral argument took place on February 1, 2012.  On February 22, 2012, the Court of Appeal ruled in Plaintiff Pickett’s favor and issued the writ of mandate.  On April 2, 2012, the Company filed a petition for review of that ruling with the California Supreme Court, which Pickett answered on April 23, 2012.  The California Supreme Court denied the Company’s petition for review on May 9, 2012 and the Court of Appeals has remanded the case to Los Angeles Superior Court.  On October 2, 2012, the Company filed a motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint.  The Court denied that motion on November 15, 2012, and on January 11, 2013, the Company filed a Notice of Appeal.  The Court of Appeal has given this matter priority as provided by Civil Procedure Code section 1291.2, resulting in an expedited briefing schedule.  The Company filed its Opening Brief on July 3, 2013.  The Respondent’s Brief is due on August 2, 2013, and per the Court of Appeal’s scheduling order, if the brief is not timely filed, the 15-day notice under rule 8.220(a)(2) of the California Rules of Court will be deemed issued the next calendar day.  The Company’s Reply Brief will be due within ten days of the filing date of Respondent’s Brief. On June 27, 2013, Plaintiff Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to Plaintiff Pickett under that agreement and the other action has been dismissed.  The Company’s position is that that release she executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general, and requires her to dismiss this action with prejudice as to her individual claims, thus mooting the pending appeal.  The Company has notified Plaintiff Pickett of its position by letter dated July 30, 2013, but there has not yet been any response.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

Other Matters

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

11.                               Assets Held for Sale

Assets held for sale during the quarter ended June 29, 2013 consisted of the vacant land in La Quinta, California and the vacant land in Rancho Mirage, California.  The carrying value as of June 29, 2013 for the La Quinta land was $0.4 million and for the Rancho Mirage land was $1.7 million.

12.                               Other Accrued Expenses

Other accrued expenses as of June 29, 2013 and March 30, 2013 are as follows (in thousands):

	June 29, 2013	March 30, 2013
Accrued legal reserves and fees	$3,541	$3,367
Accrued utilities	2,936	2,682
Accrued professional fees	2,684	1,164
Accrued interest	2,216	9,243
Accrued rent and related expenses	2,009	2,436
Accrued property taxes	1,860	2,396
Accrued outside services	1,671	1,546
Accrued advertising	545	561
Other	6,940	6,300

Total other accrued expenses	$24,402	$29,695

13.                               New Authoritative Standards

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). The ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This new guidance became effective for the Company in the first quarter of fiscal 2014 and did not have a material impact on the Company or its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which is effective for reporting periods beginning after December 15, 2012.  ASU 2013-02 was issued to improve the reporting of reclassifications out of AOCI.  ASU 2013-02 requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements.  Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period.  For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with GAAP is required.  This new guidance became effective for the Company in the first quarter of fiscal 2014 and did not have a material impact the on the Company or its consolidated financial statements.

14.                               Financial Guarantees

On December 29, 2011, the Company (the “Issuer”) issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Issuer’s existing and future restricted subsidiaries that are guarantors under the Issuer’s credit facilities and certain other indebtedness.

As of June 29, 2013 and March 30, 2013, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 29, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$69,899	$1,427	$—	$71,326
Accounts receivable, net	1,757	126	—	1,883
Income taxes receivable	2,438	—	—	2,438
Deferred income taxes	33,139	—	—	33,139
Inventories, net	183,132	27,584	—	210,716
Assets held for sale	2,106	—	—	2,106
Other	13,627	1,467	—	15,094

Total current assets	306,098	30,604	—	336,702
Property and equipment, net	415,866	62,521	—	478,387
Deferred financing costs, net	20,296	—	—	20,296
Equity investments and advances to subsidiaries	139,151	57,125	(196,276)	—
Intangible assets, net	467,143	2,698	—	469,841
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,417	391	—	4,808

Total assets	$1,832,716	$153,339	$(196,276)	$1,789,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,872	$7,139	$—	$85,011
Intercompany payable	57,125	47,211	(104,336)	—
Payroll and payroll-related	21,642	1,806	—	23,448
Sales tax	3,950	493	—	4,443
Other accrued expenses	21,258	3,144	—	24,402
Workers’ compensation	38,290	75	—	38,365
Current portion of long-term debt	8,567	—	—	8,567
Current portion of capital lease obligation	84	—	—	84

Total current liabilities	228,788	59,868	(104,336)	184,320
Long-term debt, net of current portion	748,830	—	—	748,830
Unfavorable lease commitments, net	13,327	571	—	13,898
Deferred rent	5,710	960	—	6,670
Deferred compensation liability	1,146	—	—	1,146
Capital lease obligation, net of current portion	249	—	—	249
Long-term deferred income taxes	187,163	—	—	187,163
Other liabilities	6,471	—	—	6,471

Total liabilities	1,191,684	61,399	(104,336)	1,148,747

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	652,853	99,943	(99,943)	652,853
Accumulated deficit	(11,038)	(8,003)	8,003	(11,038)
Other comprehensive loss	(783)	—	—	(783)

Total shareholders’ equity	641,032	91,940	(91,940)	641,032

Total liabilities and shareholders’ equity	$1,832,716	$153,339	$(196,276)	$1,789,779

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 30, 2013

(In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$45,841	$113	$(478)	$45,476
Accounts receivable, net	1,672	179	—	1,851
Income taxes receivable	3,969	—	—	3,969
Deferred income taxes	33,139	—	—	33,139
Inventories, net	172,068	29,533	—	201,601
Assets held for sale	2,106	—	—	2,106
Other	15,300	1,070	—	16,370

Total current assets	274,095	30,895	(478)	304,512
Property and equipment, net	413,543	62,508	—	476,051
Deferred financing costs, net	21,016	—	—	21,016
Equity investments and advances to subsidiaries	119,642	34,631	(154,273)	—
Intangible assets, net	468,593	2,766	—	471,359
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,191	363	—	4,554

Total assets	$1,780,825	$131,163	$(154,751)	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,595	$3,894	$(478)	$50,011
Intercompany payable	32,991	28,075	(61,066)	—
Payroll and payroll-related	15,798	1,298	—	17,096
Sales tax	6,628	572	—	7,200
Other accrued expenses	26,892	2,803	—	29,695
Workers’ compensation	39,423	75	—	39,498
Current portion of long-term debt	8,567	—	—	8,567
Current portion of capital lease obligation	83	—	—	83

Total current liabilities	176,977	36,717	(61,544)	152,150
Long-term debt, net of current portion	749,758	—	—	749,758
Unfavorable lease commitments, net	14,200	633	—	14,833
Deferred rent	4,217	606	—	4,823
Deferred compensation liability	1,153	—	—	1,153
Capital lease obligation, net of current portion	271	—	—	271
Long-term deferred income taxes	186,851	—	—	186,851
Other liabilities	8,428	—	—	8,428

Total liabilities	1,141,855	37,956	(61,544)	1,118,267

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	654,424	99,943	(99,943)	654,424
Accumulated deficit	(14,202)	(6,736)	6,736	(14,202)
Other comprehensive income	(1,252)	—	—	(1,252)

Total shareholders’ equity	638,970	93,207	(93,207)	638,970

Total liabilities and shareholders’ equity	$1,780,825	$131,163	$(154,751)	$1,757,237

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended June 29, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$396,525	$37,341	$—	$433,866
Cost of sales (excluding depreciation and amortization expense shown separately below)	242,676	24,003	—	266,679

Gross profit	153,849	13,338	—	167,187
Selling, general and administrative expenses:
Operating expenses	119,761	12,071	—	131,832
Depreciation and amortization	13,234	2,534	—	15,768

Total selling, general and administrative expenses	132,995	14,605	—	147,600
Operating income (loss)	20,854	(1,267)	—	19,587
Other (income) expense:
Interest income	(15)	—	—	(15)
Interest expense	14,688	—	—	14,688
Equity in (earnings) loss of subsidiaries	1,267	—	(1,267)	—
Other	—	—	—	—

Total other expense, net	15,940	—	(1,267)	14,673

Income (loss) before provision for income taxes	4,914	(1,267)	1,267	4,914
Provision for income taxes	1,750	—	—	1,750

Net income (loss)	$3,164	$(1,267)	$1,267	$3,164

Comprehensive income	$3,633	$—	$—	$3,633

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended June 30, 2012

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$365,275	$35,675	$—	$400,950
Cost of sales (excluding depreciation and amortization expense shown separately below)	221,583	22,319	—	243,902

Gross profit	143,692	13,356	—	157,048
Selling, general and administrative expenses:
Operating expenses	107,030	11,741	—	118,771
Depreciation and amortization	11,536	2,657	—	14,193

Total selling, general and administrative expenses	118,566	14,398	—	132,964
Operating income (loss)	25,126	(1,042)	—	24,084
Other (income) expense:
Interest income	(180)	(44)	—	(224)
Interest expense	15,577	—	—	15,577
Equity in (earnings) loss of subsidiaries	998	—	(998)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	64	—	—	64

Total other expense (income), net	32,805	(44)	(998)	31,763

Loss before provision for income taxes	(7,679)	(998)	998	(7,679)
Benefit for income taxes	(2,788)	—	—	(2,788)

Net loss	$(4,891)	$(998)	$998	$(4,891)

Comprehensive loss	$(5,440)	$—	$—	$(5,440)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended June 29, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$40,758	$2,528	$478	$43,764

Cash flows from investing activities:
Purchases of property and equipment	(15,379)	(1,215)	—	(16,594)
Proceeds from sales of fixed assets	10	1	—	11

Net cash used in investing activities	(15,369)	(1,214)	—	(16,583)

Cash flows from financing activities:
Payment of debt	(1,310)	—	—	(1,310)
Payments of capital lease obligation	(21)	—	—	(21)

Net cash used in financing activities	(1,331)	—	—	(1,331)

Net increase in cash	24,058	1,314	478	25,850
Cash — beginning of period	45,841	113	(478)	45,476

Cash — end of period	$69,899	$1,427	$—	$71,326

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended June 30, 2012

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,192	$1,126	$—	$29,318

Cash flows from investing activities:
Purchases of property and equipment	(8,419)	(606)	—	(9,025)
Proceeds from sale of fixed assets	11,505	—	—	11,505
Purchases of investments	(384)	—	—	(384)
Proceeds from sale of investments	1,416	—	—	1,416

Net cash provided by (used in) investing activities	4,118	(606)	—	3,512

Cash flows from financing activities:
Payment of debt	(1,309)	—	—	(1,309)
Payments of capital lease obligation	(21)	—	—	(21)
Payment of debt issuance costs	(11,230)	—	—	(11,230)

Net cash used in financing activities	(12,560)	—	—	(12,560)

Net increase in cash	19,750	520	—	20,270
Cash — beginning of period	23,793	3,973	—	27,766

Cash — end of period	$43,543	$4,493	$—	$48,036

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries.

General

We are an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry many fresh produce, deli, dairy and frozen food products found in traditional grocery stores.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving. In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and certain former members of our management, Eric Schiffer, Jeff Gold, Howard Gold, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).

The Merger was accounted for as a business combination, whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness.  Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.  Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and will end on March 29, 2014 and will consist of 52 weeks.  Our fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The first quarter ended June 29, 2013 (the “first quarter of fiscal 2014”) and the first quarter ended June 30, 2012 (the “first quarter of fiscal 2013”) were each comprised of 91 days.

For the first quarter of fiscal 2014, we had net sales of $433.9 million, operating income of $19.6 million and net income of $3.2 million.  Sales increased during the first quarter of fiscal 2014 primarily due to a 3.1% increase in same-store sales, the full quarter effect of 19 new stores opened in fiscal 2013, and the effect of six new stores opened in fiscal 2014.

During the first quarter of fiscal 2014, we opened three stores in Southern California, one in Nevada and two in Texas.  In fiscal 2014, we currently intend to increase our store count by approximately 10%, all of which are expected to be opened in our existing markets. We believe that our near term growth for the remainder of fiscal 2014 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $21.2 million and $18.1 million for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

Other Expense (Income): Other expense (income) relates primarily to loss on extinguishment of debt, interest expense on our debt, capitalized leases, net of interest income on our marketable securities.

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	First Quarter Ended
	June 29, 2013	% of Net Sales	June 30, 2012	% of Net Sales
Net Sales:
99¢ Only Stores	$420,936	97.0%	$388,956	97.0%
Bargain Wholesale	12,930	3.0	11,994	3.0

Total sales	433,866	100.0	400,950	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	266,679	61.5	243,902	60.8

Gross profit	167,187	38.5	157,048	39.2
Selling, general and administrative expenses:
Operating expenses	131,832	30.4	118,771	29.6
Depreciation	15,326	3.5	13,752	3.4
Amortization of intangible assets	442	0.1	441	0.1

Total selling, general and administrative expenses	147,600	34.0	132,964	33.2

Operating income	19,587	4.5	24,084	6.0

Other (income) expense:
Interest income	(15)	0.0	(224)	(0.1)
Interest expense	14,688	3.4	15,577	3.9
Loss on extinguishment of debt	—	0.0	16,346	4.1
Other	—	0.0	64	0.0

Total other expense, net	14,673	3.4	31,763	7.9

Income (loss) before provision for income taxes	4,914	1.1	(7,679)	(1.9)
Provision (benefit) for income taxes	1,750	0.4	(2,788)	(0.7)

Net income (loss)	$3,164	0.7%	$(4,891)	(1.2)%

First Quarter Ended June 29, 2013 Compared to First Quarter Ended June 30, 2012

Net sales.  Total net sales increased $32.9 million, or 8.2%, to $433.9 million in the first quarter of fiscal 2014, from $401.0 million in the first quarter of fiscal 2013.  Net retail sales increased $31.9 million, or 8.2%, to $420.9 million in the first quarter of fiscal 2014, from $389.0 million in the first quarter of fiscal 2013.  Bargain Wholesale net sales increased by approximately $0.9 million, or 7.8%, to $12.9 million in the first quarter of fiscal 2014, from $12.0 million in the first quarter of fiscal 2013.  Of the $31.9 million increase in net retail sales, $11.8 million was due to a 3.1% increase in same-store sales, which were negatively impacted by a shift in the Easter holiday compared to the same period in the prior year. Easter, a holiday that drives our busiest selling week, occurred in calendar year 2012 on April 8 and in calendar year 2013 on March 31. As a result, we did not benefit from the Easter selling season in the first quarter of 2014, which we estimate negatively impacted same-store sales by approximately 180 basis points. The same-store sales increase was attributable to an approximately 1.7% increase in transaction counts and increase in an average ticket size by approximately 1.4%.  The full quarter effect of stores opened in fiscal 2013 increased net retail sales by $20.4 million and the effect of new stores opened during fiscal 2014 increased net retail sales by $1.7 million.  The increase in sales was partially offset by a decrease in sales of approximately $1.9 million due to the effect of closed stores.

Gross profit.  Gross profit increased $10.2 million, or 6.5%, to $167.2 million in the first quarter of fiscal 2014, from $157.0 million in the first fiscal quarter of 2013.  As a percentage of net sales, overall gross margin decreased to 38.5% in the first quarter of fiscal 2014, from 39.2% in the first quarter of fiscal 2013.  Among the gross profit components, cost of products sold increased by 60 basis points compared first quarter of fiscal 2013, primarily attributable to the shift in the product mix away from higher margin seasonal Easter items due to the timing of the Easter holiday.  Inventory shrinkage was flat as compared to the first quarter of fiscal 2013.  The remaining change was made up of increases in other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $13.0 million, or 11.0%, to $131.8 million in the first quarter of fiscal 2014, from $118.8 million in the first quarter of fiscal 2013.  As a percentage of net sales, operating expenses increased to 30.4% for the first quarter of fiscal 2014, from 29.6% for the first quarter of fiscal 2013.  Of the 80 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 40 basis points, distribution and transportation costs increased by 40 basis points, corporate expenses increased by 60 basis points, and other items decreased by 60 basis points.

Retail operating expenses for the first quarter of fiscal 2014 increased as a percentage of net sales by 40 basis points to 21.7% of net sales, compared to 21.3% of net sales for the first quarter of fiscal 2013.  The majority of the increase was due to higher payroll-related expenses as a percentage of net sales, as the prior quarter benefited from labor productivity achieved through the Easter shift, as well as a higher number of store physical inventory counts performed in the first quarter of fiscal 2014.  Retail operating expenses were also negatively impacted by higher outside services as a percentage of net sales.

Distribution and transportation expenses for the first quarter of fiscal 2014 increased as a percentage of net sales by 40 basis points to 4.9% of net sales, compared to 4.5% of net sales for the first quarter of fiscal 2013.  The increase in distribution and transportation expenses compared to the first quarter of fiscal 2013, was primarily due to increased labor costs to operate warehouses including labor to service increased inventory levels and higher transportation expenses, reflecting the use of outside carriers and higher fuel costs.

Corporate operating expenses for the first quarter of fiscal 2014 increased as a percentage of net sales by 60 basis points to 4.0% of net sales as compared to 3.4% of net sales for the first quarter of fiscal 2013.  The increase as a percentage of sales was primarily due to higher legal and outside service professional fees.

The remaining operating expenses for the first quarter of fiscal 2014 decreased as a percentage of net sales by 60 basis points to (0.2)% compared to 0.4% of net sales for the first quarter of fiscal 2013.  In first quarter of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, we recorded a negative stock-based compensation expense of $(1.6) million, compared to an expense of $0.8 million in the first quarter of fiscal 2013.

Depreciation and amortization.  Depreciation increased $1.5 million to $15.3 million in the first quarter of fiscal 2014 from $13.8 million in the first quarter of fiscal 2013.  Depreciation as a percentage of net sales was 3.5% for the first quarter of fiscal 2014 and 3.4% for the first quarter of fiscal 2013.  The increase was primarily a result of adding new depreciable assets from new store openings, the full quarter depreciation impact of stores opened in fiscal 2013 and adding new depreciable assets for completed information technology projects. Amortization of intangibles was $0.4 million in each of the first quarter of fiscal 2014 and 2013.

Operating income.  Operating income was $19.6 million for the first quarter of fiscal 2014 compared to operating income of $24.1 million for the first quarter of fiscal 2013.  Operating income as a percentage of net sales was 4.5% in the first quarter of fiscal 2014 compared to 6.0% in the first quarter of fiscal 2013.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin, depreciation and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $14.7 million for the first quarter of 2014 compared to interest expense of $15.6 million for the first quarter of fiscal 2013, primarily reflecting debt service on borrowings used to finance the Merger. Interest expense decreased primarily due to an unrealized interest hedge gain in the first quarter of fiscal 2014 compared to unrealized interest hedge loss in the first quarter of fiscal 2013. Loss on extinguishment of debt was $16.3 million relating to amendment of the First Lien Term Loan Facility (as defined below) in April 2012.

Interest income and other expenses.  Interest income in the first quarter of fiscal 2014 was not significant due to liquidation of our previously-held investment portfolio. Interest income was $0.2 million for the first quarter of fiscal 2013.  Other expense in the first quarter of fiscal 2013 was less than $0.1 million.

Provision (benefit) for income taxes. The provision for income taxes was $1.8 million for the first quarter of fiscal 2014 compared to a tax benefit of $2.8 million for the first quarter of fiscal 2013, due to an increase in pre-tax income.  The effective tax rate of the provision for income taxes was approximately 35.6% for the first quarter of fiscal 2014 and 36.3% for the first quarter of fiscal 2013.  The decrease in the effective tax rate is primarily due to an increase in pre-tax income and in federal hiring credit deductions.

Net income/loss.  As a result of the items discussed above, net income for the first quarter of fiscal 2014 was $3.2 million compared to net loss of $4.9 million for the first quarter of fiscal 2013.  Net income as a percentage of net sales was 0.7% for the first quarter of fiscal 2014 compared to net loss of (1.2%) for the first quarter of fiscal 2013.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility (as defined below) for at least the next 12 months.  We currently do not intend to use the availability under our ABL Facility to fund our capital needs in fiscal 2014; however, depending on the exact timing of budgeted capital expenditures, we may borrow under our ABL Facility for short-term capital requirements from time to time. Our availability under our ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the first quarter of fiscal 2014, we held $71.3 million in cash, and our total indebtedness was $757.4 million consisting of borrowings under our First Lien Term Loan Facility of $507.4 million and $250 million of our Senior Notes (as defined below).  We have up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of June 29, 2013, availability under the ABL Facility subject to the borrowing base was $141.2 million.  We also have, and will continue to have, significant lease obligations.  As of June 29, 2013, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2014 are $40.0 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

First Lien Term Loan Facility

The First Lien Term Loan Facility provides for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together (with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of June 29, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

We determined that a portion of the refinancing transaction was to be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility.  In accordance with applicable guidance for debt modification and extinguishment, we recognized a $16.3 million loss on debt extinguishment in the first quarter of fiscal 2013 related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

As of June 29, 2013, $5 million of the amount outstanding under the First Lien Term facility bore an interest charge of 6.25%, while the interest rate charged on the remainder was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of June 29, 2013, amount outstanding under the First Lien Term Loan Facility was $507.4 million.

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

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at June 29, 2013 was a liability of $1.5 million.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by us, Parent and 99 Cents Texas (collectively, the “ABL Guarantors”).   The ABL Facility is secured by substantially all of our assets and the assets of the ABL Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of June 29, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at June 29, 2013) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended June 29, 2013).  We must also pay customary letter of credit fees and agency fees.

As of June 29, 2013 and March 30, 2013, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base was $141.2 million as of June 29, 2013.

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

Senior Notes

On December 29, 2011, we issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”). The Senior Notes are guaranteed by 99 Cents Texas (the “Senior Notes Guarantor”).

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement that required us to file an exchange offer registration statement, enabling holders to exchange the Senior Notes for registered notes with terms identical in all material respects to the terms of the Senior Notes, except the registered notes would be freely tradable.  The exchange offer was closed on November 7, 2012.

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

As of June 29, 2013, we were in compliance with the terms of the Indenture.

Former Executive Put Rights

Pursuant to the employment agreements between us and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive has a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by such executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercises the put right.  The put right applies to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agrees to purchase a higher value).  If exercising the put right is prohibited (e.g., under the First Lien Term Loan Credit Facility, the ABL Facility and the Indenture), then the put right is extended up to three additional years until Parent is no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent is at no time able to make the required payments, the put right expires and is deemed unexercised.  For payout after the first year, the put right is only at the fair market value as of the date the exercising the put right.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive may exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $4.9 million as of June 29, 2013 and $6.5 million as of March 30, 2013.

Cash Flows

Operating Activities

	For the First Quarter Ended
	June 29, 2013	June 30, 2012
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$3,164	$(4,891)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,326	13,752
Amortization of deferred financing costs and accretion of OID	1,102	1,001
Amortization of intangible assets	442	441
Amortization of favorable/unfavorable leases, net	141	47
Loss on extinguishment of debt	—	16,346
Loss on disposal of fixed assets	52	259
(Gain) loss on interest rate hedge	(322)	296
Stock-based compensation	(1,571)	792

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(32)	1,348
Inventories	(9,115)	4,139
Deposits and other assets	1,015	(2,517)
Accounts payable	33,860	6,946
Accrued expenses	(1,698)	(6,753)
Accrued workers’ compensation	(1,133)	(679)
Income taxes	1,531	(3,086)
Deferred rent	1,847	1,927
Other long-term liabilities	(845)	(50)

Net cash provided by operating activities	$43,764	$29,318

Cash provided by operating activities during the first quarter of fiscal 2014 was $43.8 million and consisted of (i) net income of $3.2 million; (ii) net income adjustments for depreciation and other non-cash items of $15.2 million; (iii) an increase in working capital activities of $24.7 million; and (iv) an increase in other activities of $0.7 million, primarily due to an increase in deferred rent partially offset by a decrease other long-term liabilities, and an increase in other long-term assets.  The increase in working capital activities was primarily due to an increase in accounts payable (mainly due to an increase in book overdraft balance of $21.0 million), which was partially offset by an increase in inventories and decrease in other accrued expenses.

Cash provided by operating activities during the first quarter of fiscal 2013 was $29.3 million and consisted of (i) net loss of $4.9 million; (ii) net loss adjustments for depreciation and other non-cash items of $32.9 million; (iii) a decrease in working capital activities of $0.2 million; and (iv) an increase in other activities of $1.5 million, primarily due to increase in deferred rent.  The decrease in working capital activities was primarily due to a decrease in accrued expenses and increase in income taxes receivable partially offset by an increase in accounts payable and decreases in inventories and accounts receivable.

Investing Activities

	For the First Quarter Ended
	June 29, 2013	June 30, 2012
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(16,594)	$(9,025)
Proceeds from sale of fixed assets	11	11,505
Purchases of investments	—	(384)
Proceeds from sale of investments	—	1,416

Net cash (used in) provided by investing activities	$(16,583)	$3,512

Capital expenditures in the first quarter of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $16.6 million.

Capital expenditures in the first quarter of fiscal 2013 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $9.0 million.  Proceeds from sale of fixed assets primarily relate to sale-leaseback transactions and sale of held for sale warehouse.  During the first quarter of fiscal 2013, we sold a portion of our investments.

We estimate that total capital expenditures in fiscal year 2014 will be approximately $69 million and relate primarily to approximately $44 million for leasehold improvements, fixtures and equipment for new and existing stores, approximately $14 million for information technology projects and approximately $11 million for other capital projects.  We intend to fund our liquidity requirements in fiscal 2014 from net cash provided by operations, cash on hand, and the ABL Facility, if necessary.

Financing Activities

	For the First Quarter Ended
	June 29, 2013	June 30, 2012
	(amounts in thousands)
Cash flows from financing activities:
Payments of debt	$(1,310)	$(1,309)
Payments of capital lease obligation	(21)	(21)
Payment of debt issuance costs	—	(11,230)

Net cash used in financing activities	$(1,331)	$(12,560)

Net cash used in financing activities in the first quarter of fiscal 2014 was comprised primarily of repayments of debt.

Net cash used in financing activities in the first quarter of fiscal 2013 was comprised primarily of payment of debt issuance costs and repayments of debt.

Off-Balance Sheet Arrangements

As of June 29, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of March 30, 2013 is provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. During the first quarter of fiscal 2014, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

In April 2013, we entered into a 15-year lease for a cold warehouse facility located in Los Angeles, California.  The lease expires in December 2028 and total minimum lease payments under this lease agreement will be approximately $29 million.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense charged to operations for the first quarter of fiscal 2014 and 2013 was $16.3 million and $15.2 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

During fiscal 2013 there were two Easter selling seasons that occurred early in the first quarter of fiscal 2013 and late in the fourth quarter of 2013. There is no Easter selling season in either the first quarter of fiscal 2014 or in fiscal 2014.

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 13 to our Unaudited Consolidated Financial Statements for the quarter ended June 29, 2013, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of June 29, 2013, we had variable rate borrowings of $507.4 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on June 29, 2013.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended June 29, 2013, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of June 29, 2013, the fair value of the interest rate swap was a liability of $1.5 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid $0.05 million to enter into the interest rate cap agreement.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in a reduction of our pre-tax earnings and cash flows of  less than $0.1 million for the three months ended June 29, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of June 29, 2013, our controls and procedures were not effective due to the material weaknesses related to the accounting for inventory valuation and stock-based compensation.

Material Weaknesses in Internal Control Over Financial Reporting In Process of Being Remediated

Stock-based Compensation

As previously described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, during the fourth quarter of fiscal 2013, we identified a material weakness in our internal controls over financial reporting related to accounting for stock-based compensation.  We did not correctly evaluate the accounting treatment for certain share repurchase rights for Parent options granted to our executive officers and employees that resulted in no stock-based compensation expense for these grants. In addition, we did not correctly evaluate the accounting treatment for former executive put rights that became exercisable by the former executives in the fourth quarter of fiscal 2013. We believe that the material weakness was due to the complex and non-routine nature of these equity arrangements.

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

Based on the implementation of the above measures, management believes that the above mentioned material weakness will be remediated during the second quarter of fiscal 2014.

Retail Store Level Inventory Valuation

As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, during the fourth quarter of fiscal 2013, we identified a material weakness in our internal controls over financial reporting related to our inventory valuation methodology.  As more fully described in Note 1 to our Consolidated Financial Statements included in Form 10-K for the year ended March 30, 2013, we determined that the inventory valuation methodology used in prior periods resulted in an accounting error that was immaterial to prior periods.  In connection with correcting this prior period error, we identified an overstatement in total inventory of $13.3 million at the Merger date, which amount has accumulated over prior periods and we determined that our related controls were not adequately designed to yield the correct cost complement for valuing inventory.  We have determined that this overstatement constituted a material weakness in our internal controls over financial reporting.

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

•                  preparation and counting procedures

•                  valuation and accounting procedures

•                  development, review and approval of calculations specific to costing inventory by applying estimated cost compliment by merchandise category.

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

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

Except as described above, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 10 to our Unaudited Consolidated Financial Statements for the quarter ended June 29, 2013 under the heading “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended March 30, 2013 for information regarding the most significant factors affecting our operations.  As of June 29, 2013, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of 99¢ Only Stores. (1)

3.2	Amended and Restated Bylaws of 99¢ Only Stores. (1)

10.1	Amendment, dated as of June 12, 2013, to the Lease for 6101 Wilshire Blvd, Los Angeles, California by and between the Registrant as Tenant and Au Zone Investment #2 as Landlord.*

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

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

99¢ ONLY STORES
Date: August 9, 2013	By:	/s/ Frank Schools
Frank Schools
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of 99¢ Only Stores. (1)

3.2	Amended and Restated Bylaws of 99¢ Only Stores. (1)

10.1	Amendment, dated as of June 12, 2013, to the Lease for 6101 Wilshire Blvd, Los Angeles, California by and between the Registrant as Tenant and Au Zone Investment #2 as Landlord.*

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

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