Form 10-Q
period 2013-09-28
99 CENTS ONLY STORES LLC
filed 2013-11-08
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11735

99 CENTS ONLY STORES LLC

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

99¢ ONLY STORES

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

As of November 5, 2013, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99¢ ONLY STORES

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 28, 2013 (unaudited) and March 30, 2013	4
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended September 28, 2013 (unaudited) and September 29, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the first half ended September 28, 2013 (unaudited) and September 29, 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
	Part II — Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate), that are not historical in nature.  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the conversion to a California limited liability company effective October 18, 2013 and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after such conversion.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission or posts on the Company’s website, including the Company’s Annual Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended March 30, 2013.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99¢ ONLY STORES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$77,378	$45,476
Accounts receivable, net of allowance for doubtful accounts of $217 and $84 at September 28, 2013 and March 30, 2013, respectively	1,894	1,851
Income taxes receivable	3,775	3,969
Deferred income taxes	35,377	33,139
Inventories, net	197,464	201,601
Assets held for sale	2,106	2,106
Other	18,276	16,370
Total current assets	336,270	304,512
Property and equipment, net	481,476	476,051
Deferred financing costs, net	19,568	21,016
Intangible assets, net	468,322	471,359
Goodwill	479,745	479,745
Deposits and other assets	5,057	4,554
Total assets	$1,790,438	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,280	$50,011
Payroll and payroll-related	24,081	17,096
Sales tax	6,353	7,200
Other accrued expenses	40,391	29,695
Workers’ compensation	37,215	39,498
Current portion of long-term debt	3,216	8,567
Current portion of capital lease obligation	86	83
Total current liabilities	184,622	152,150
Long-term debt, net of current portion	751,234	749,758
Unfavorable lease commitments, net	12,922	14,833
Deferred rent	9,649	4,823
Deferred compensation liability	1,070	1,153
Capital lease obligation, net of current portion	227	271
Long-term deferred income taxes	181,634	186,851
Other liabilities	6,660	8,428
Total liabilities	1,148,018	1,118,267

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at September 28, 2013 and March 30, 2013, respectively	—	—
Additional paid-in capital	649,106	654,424
Accumulated deficit	(5,571)	(14,202)
Other comprehensive loss	(1,115)	(1,252)
Total shareholders’ equity	642,420	638,970
Total liabilities and shareholders’ equity	$1,790,438	$1,757,237

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net Sales:
99¢ Only Stores	$431,553	$382,073	$852,489	$771,029
Bargain Wholesale	12,370	11,290	25,300	23,284
Total sales	443,923	393,363	877,789	794,313
Cost of sales (excluding depreciation and amortization expense shown separately below)	277,118	242,699	543,797	486,601
Gross profit	166,805	150,664	333,992	307,712

Selling, general and administrative expenses:
Operating expenses	138,911	120,362	270,743	239,133
Depreciation	15,685	13,931	31,011	27,683
Amortization of intangible assets	442	442	884	883
Total selling, general and administrative expenses	155,038	134,735	302,638	267,699
Operating income	11,767	15,929	31,354	40,013

Other (income) expense:
Interest income	—	(35)	(15)	(259)
Interest expense	15,174	15,537	29,862	31,114
Loss on extinguishment of debt	—	—	—	16,346
Other	—	3	—	67
Total other expense, net	15,174	15,505	29,847	47,268
(Loss) income before provision for income taxes	(3,407)	424	1,507	(7,255)
(Benefit) provision for income taxes	(8,874)	214	(7,124)	(2,574)
Net income (loss)	$5,467	$210	$8,631	$(4,681)

Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	—	4	—	4
Unrealized (losses) gains on interest rate cash flow hedge	(332)	(473)	137	(1,017)
Less: reclassification adjustment included in net income	—	—	—	(5)
Other comprehensive (loss) income, net of tax	(332)	(469)	137	(1,018)

Comprehensive income (loss)	$5,135	$(259)	$8,768	$(5,699)

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Half Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income (loss)	$8,631	$(4,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,011	27,683
Amortization of deferred financing costs and accretion of OID	2,212	2,059
Amortization of intangible assets	884	883
Amortization of favorable/unfavorable leases, net	242	91
Loss on extinguishment of debt	—	16,346
Loss on disposal of fixed assets	124	403
(Gain) loss on interest rate hedge	(114)	665
Deferred income taxes	(7,546)	—
Stock-based compensation	(5,318)	1,593
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(43)	1,586
Inventories	4,137	(11,437)
Deposits and other assets	(2,492)	(3,874)
Accounts payable	18,874	9,047
Accrued expenses	16,834	6,358
Accrued workers’ compensation	(2,283)	(1,186)
Income taxes	194	(13,347)
Deferred rent	4,826	2,362
Other long-term liabilities	(1,780)	(73)
Net cash provided by operating activities	68,393	34,478
Cash flows from investing activities:
Purchases of property and equipment	(32,348)	(19,861)
Proceeds from sale of property and fixed assets	537	11,549
Purchases of investments	—	(449)
Proceeds from sale of investments	—	2,470
Net cash used in investing activities	(31,811)	(6,291)

Cash flows from financing activities:
Payment of debt	(4,639)	(2,618)
Payments of capital lease obligation	(41)	(38)
Payment of debt issuance costs	—	(11,230)

Net cash used in financing activities	(4,680)	(13,886)

Net increase in cash	31,902	14,301
Cash - beginning of period	45,476	27,766
Cash - end of period	$77,378	$42,067

Supplemental cash flow information:
Income taxes paid	$228	$10,772
Interest paid	$24,639	$26,125
Non-cash investing activities for purchases of property and equipment	$(4,395)	$(1,679)

The accompanying notes are an integral part of these consolidated financial statements.

99¢ ONLY STORES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

99¢ Only Stores is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by a single member, Parent (as defined below).  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion. The Company is an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  As of September 28, 2013, the Company operated 329 retail stores with 238 in California, 43 in Texas, 31 in Arizona, and 17 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and prior to the Gold-Schiffer Purchase (as described in Notes 9 and 16), certain former members of the Company’s management and their affiliates (collectively, the “Rollover Investors”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be operating as a public company.

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

Fiscal Periods

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years.  Fiscal 2014 began on March 31, 2013 and will end on March 29, 2014 and will consist of 52 weeks. The Company’s fiscal year ended March 30, 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The second quarter ended September 28, 2013 (the “second quarter of fiscal 2014”) and second quarter ended September 29, 2012 (the “second quarter of fiscal 2013”) were each comprised of 91 days.  The period ended September 28, 2013 (“first half of fiscal 2014”) and the period ended September 29, 2012 (“first half of fiscal 2013”) were each comprised of 182 days.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows. Book overdrafts included in accounts payable were $3.1 million as of September 28, 2013.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During each of the second quarter and first half of fiscal 2014 and 2013, the Company did not record any asset impairment charges.

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

During each of the second quarter and first half of fiscal 2014 and fiscal 2013, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for September 28, 2013 and March 30, 2013.

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

Pre-Opening Costs

The Company expenses, as incurred, pre-opening costs such as payroll, rent and marketing related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.7 million and $1.3 million for the second quarter of fiscal 2014 and 2013, respectively.  Advertising expenses were $3.1 million and $2.6 million for the first half of fiscal 2014 and 2013, respectively.

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

2.                                      Goodwill and Other Intangibles

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities.  The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively, each as of September 28, 2013 and March 30, 2013 (in thousands):

	As of September 28, 2013				As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745

Finite lived intangible assets:
Trademarks	18	$2,000	$(171)	$1,829	19	$2,000	$(121)	$1,879
Bargain Wholesale customer relationships	10	20,000	(2,853)	17,147	11	20,000	(2,019)	17,981
Favorable leases	1 to 15	46,723	(7,377)	39,346	1 to 16	46,723	(5,224)	41,499
Total finite lived intangible assets		68,723	(10,401)	58,322		68,723	(7,364)	61,359
Total goodwill and other intangible assets		$958,468	$(10,401)	$948,067		$958,468	$(7,364)	$951,104

	As of September 28, 2013				As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unfavorable leases	1 to 16	$19,835	$(6,913)	$12,922	1 to 17	$19,835	$(5,002)	$14,833

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	September 28, 2013	March 30, 2013
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	66,450	64,429
Leasehold improvements	124,027	112,779
Fixtures and equipment	84,471	76,831
Transportation equipment	9,745	7,497
Construction in progress	43,193	30,949
Total property and equipment	578,798	543,397
Less: accumulated depreciation and amortization	(97,322)	(67,346)
Property and equipment, net	$481,476	$476,051

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income (loss), net of tax effects for the periods indicated (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income (loss)	$5,467	$210	$8,631	$(4,681)
Unrealized holding gains on marketable securities, net of tax effects of $0, $3, $0 and $3 for the second quarter and first half of fiscal 2014 and 2013, respectively	—	4	—	4
Unrealized (losses) gain on interest rate cash flow hedge, net of tax effects of $(222), $(315) $91 and $(678) for the second quarter and first half of fiscal 2014 and 2013, respectively	(332)	(473)	137	(1,017)
Reclassification adjustment, net of tax effects of $0, $0 ,$0 and $(3) for the second quarter and first half of fiscal 2014 and 2013, respectively	—	—	—	(5)
Total unrealized (losses) gains, net	(332)	(469)	137	(1,018)
Total comprehensive income (loss)	$5,135	$(259)	$8,768	$(5,699)

Amounts in accumulated other comprehensive loss as September 28, 2013 and March 30, 2013 consisted of unrealized losses on interest rate cash flow hedge.  There were no reclassifications out of AOCI in the second quarter and first half of fiscal 2014.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	September 28, 2013	March 30, 2013

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,309, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $9,362 and $10,126 as of September 28, 2013 and March 30, 2013, respectively	504,450	508,325
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	754,450	758,325
Less: current portion of long-term debt	3,216	8,567
Long-term debt, net of current portion	$751,234	$749,758

As of September 28, 2013 and March 30, 2013, the deferred financing costs are as follows (in thousands):

	September 28, 2013			March 30, 2013
Deferred financing costs	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

ABL Facility	$3,078	$(1,053)	$2,025	$3,078	$(746)	$2,332
First Lien Term Loan Facility	9,308	(1,793)	7,515	9,308	(1,179)	8,129
Senior Notes	11,761	(1,733)	10,028	11,761	(1,206)	10,555
Total deferred financing costs	$24,147	$(4,579)	$19,568	$24,147	$(3,131)	$21,016

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

First Lien Term Loan Facility

As of September 28, 2013, the First Lien Term Loan Facility provided for $525 million of borrowings (which may be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

As of September 28, 2013, the Company was required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of September 28, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

As of September 28, 2013, $1.7 million of the amount outstanding under the First Lien Term facility bore an interest charge of 6.25% (3.25% Prime Rate, plus the margin of 3.00%), while the interest rate charged on the remainder of First Lien Term Loan Facility was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 28, 2013, the amount outstanding under the First Lien Term Loan Facility was $504.4 million.

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

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to and make capital expenditures or merge or consolidate with or into, another company.  As of March 30, 2013, the Company was in compliance with the terms of the First Lien Term Loan Facility.  In June 2013, the Company failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the First Lien Term Loan Facility.  Prior to the expiration of the applicable 30-day grace period under the First Lien Term Loan Facility, the Company delivered the required financial statements.  As of September 28, 2013, the Company is in compliance with the applicable reporting obligations and other terms of the First Lien Term Loan Facility.

On October 8, 2013, the Company completed a repricing of its First Lien Term Loan Facility, borrowed $100 million of incremental term loans under that facility and amended certain other provisions thereto.  See Note 16 for more information regarding the amendment to the First Lien Term Loan Facility.

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

In addition, during the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at September 28, 2013 was a liability of $2.3 million.  See Note 6 for more information on the Company’s interest rate cap and interest rate swap agreements.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of September 28, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at September 28, 2013), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended September 28, 2013).  The Company must also pay customary letter of credit fees and agency fees.

As of September 28, 2013 and March 30, 2013, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.6 million, and availability under the ABL Facility subject to the borrowing base, was $133.9 million as of September 28, 2013.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of March 30, 2013, the Company was in compliance with the terms of the ABL Facility. In June 2013, the Company failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the in the ABL Facility. Prior to the expiration of the applicable 30-day grace period under the ABL Facility, the Company delivered the required financial statements.  As of September 28, 2013, the Company is in compliance with the applicable reporting obligations and other terms of the ABL Facility.

The ABL Facility was amended on October 8, 2013.  See Note 16 for information regarding the amendment to the ABL Facility.

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

As of September 28, 2013, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

First lien term loan facility	$7,033	$7,299	$13,591	$14,753
ABL facility	224	221	449	383
Senior notes	6,799	6,951	13,597	13,903
Amortization of deferred financing costs and OID	1,111	1,059	2,212	2,059
Other interest expense	7	7	13	16
Interest expense	$15,174	$15,537	$29,862	$31,114

6.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedges a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company has capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeds 3.00% the Company will pay interest at the capped rate.  In the event LIBOR is less than 3.00%, the Company will pay interest at the prevailing LIBOR rate.  In the first half of each of fiscal 2014 and 2013, the Company paid interest at the prevailing LIBOR rate.

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	September 28, 2013	March 30, 2013

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,187	$381
Interest rate swap (included in other liabilities)	$1,110	$2,249
Accumulated other comprehensive loss, net of tax (included in shareholders’ equity)	$1,115	$1,252

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Derivatives designated as cash flow hedging instruments:
Loss (gain) related to effective portion of derivative recognized in OCI	$332	$473	$(137)	$1,017
Loss (gain) related to ineffective portion of derivative recognized in interest expense	$208	$366	$(114)	$642
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$—	$3	$—	$23

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

The Company utilizes the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 28, 2013 (in thousands):

	September 28, 2013
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,070	$1,070	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$1,187	$—	$1,187	$—
Other long-term liabilities — interest rate swap	$1,100	$—	$1,100	$—
Other long-term liabilities — deferred compensation	$1,070	$1,070	$—	$—

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

There were no Level 3 assets or liabilities as of September 28, 2013.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the second quarter and the first half of fiscal 2014.

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of September 28, 2013.

The fair value of the Senior Notes was estimated at $281.9 million, or $31.9 million greater than the carrying value, as of September 28, 2013, based on quoted market prices of the debt (Level 1 inputs). The fair value of the Senior Notes was estimated at $288.1 million, or $38.1 million greater than the carrying value, as of March 30, 2013, based on quoted market prices of the debt (Level 1 inputs).

See Note 5 for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”) and 74,603 shares of Class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”).  On September 27, 2013, the 2012 Plan was amended to increase the aggregate number of shares available under the 2012 Plan to 85,000 shares.  As of September 28, 2013, options for 57,893 shares of each Class were issued to certain members of management with an aggregate exercise price of $1,000 for one share of Class A Common Stock and for one share of Class B Common Stock, together.  Options become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Share repurchase rights

Under the 2012 Plan’s standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that an option can be exercised.  All of the options that the Company has granted to its executive officers and employees (with the exception of options granted to Rollover Investors that contain no repurchase rights and certain directors that contain less restrictive repurchase rights) contain such repurchase rights. There were 24,515 options outstanding as of September 28, 2013 subject to such repurchase rights. In accordance with accounting guidance, the Company has not recorded any stock-based compensation expense for these grants.  For all other options, fair value of the option awards is recognized as compensation expense on a straight line basis over the requisite service period of the award, and is included in operating expenses.

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

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive may exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $1.2 million and $6.5 million as of September 28, 2013 and March 30, 2013, respectively. Changes in the fair value for these put rights have been included in operating expenses. Subsequent to September 28, 2013, these put rights terminated as a result of the Gold-Schiffer Purchase. See Notes 9 and 16 for more information regarding the Gold-Schiffer Purchase.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the second quarter and the first half of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(3.7) million and $(5.3) million, respectively.  During the second quarter and the first half of fiscal 2013, the Company incurred stock-based compensation expense of $0.8 million and $1.6 million, respectively.  There was no stock-based compensation expense for former executive put rights in the second quarter and first half of fiscal 2013.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the First Half Ended
	September 28, 2013	September 29, 2012
Weighted-average fair value of options granted	$357.07	$374.29
Risk free interest rate	1.51%	0.72%
Expected life (in years)	6.50	6.32
Expected stock price volatility	33.83%	37.90%
Expected dividend yield	None	None

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

As of September 28, 2013, there were $7.2 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.

The following summarizes stock option activity in the first half of fiscal 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	55,279	$1,000
Granted	3,670	$1,000
Exercised	—	$—
Cancelled	(1,056)	$1,000

Outstanding at the end of the period	57,893	$1,000	4.40

Exercisable at the end of the period	38,661	$1,000	2.30

Exercisable and expected to vest at the end of the period	55,455	$1,000	4.30

The following table summarizes the stock awards available for grant under the 2012 Plan:

Number of Shares
Available for grant as of March 30, 2013	19,324
Authorized	10,397
Granted	(3,670)
Cancelled	1,056

Available for grant at September 28, 2013	27,107

9.                                      Related-Party Transactions

On October 15, 2013, Parent and the Company entered into an agreement with certain former members of the Company’s management, Eric Schiffer, Jeff Gold and Howard Gold (who was a director of Parent and the Company at the date of the agreement), and Karen Schiffer, Sherry Gold and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Sellers”), pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Seller were cancelled and forfeited, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Sellers who were former management.  The Gold-Schiffer Purchase was completed on October 21, 2013.  Prior to completion of the transaction, Howard Gold resigned from the board of directors of Parent and the Company.  See Note 16 for more information regarding the Gold-Schiffer Purchase.

10.                               Income Taxes

During the first quarter of fiscal 2014, the California legislature passed draft bills, which effectively eliminated the Enterprise Zone hiring credits after December 31, 2013.  The effect of these bills restricts the generation of the California Enterprise Zone (“EZ”) hiring credits for fiscal 2014 to nine months for the Company as compared to a full year in prior fiscal years, and the carryforward period to ten years from a previous indefinite life. During the second quarter of fiscal 2014, the legislation was signed into law. As a result, the Company will no longer be adding to its existing EZ credit carryforwards after the current tax year.  Rather, the Company will be able to utilize its EZ credit carryforwards in subsequent taxable years.  As a result of the law change, the Company released the valuation allowance associated with its $11.6 million California EZ credit carryforwards as a discrete item in the second quarter of fiscal 2014, which benefited the income tax provision by $7.5 million.

The effective income tax rate for the first half of fiscal 2014 was 472.9% compared to a rate of 35.5% for the first half of fiscal 2013.  The change in the effective tax rate is primarily due to the release of the valuation allowance of EZ credit carryforwards, which was recognized as a discrete item during the second quarter of fiscal 2014.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 28, 2013, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2008 forward.  The federal tax return for the period ended March 27, 2010 was examined by the Internal Revenue Service resulting in no changes to the reported tax.

11.                               Commitments and Contingencies

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

As of September 28, 2013 and March 30, 2013, the Company had recorded a liability $37.1 million and $39.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of September 28, 2013 and March 30, 2013 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  As of September 28, 2013 and March 30, 2013, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Thomas Allen v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff, a former store manager for the Company, filed this action on March 18, 2011. He asserted claims on behalf of himself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay overtime, failure to provide meal and rest periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Mr. Allen also asserted a derivative claim for unfair competition under the California Business and Professions Code.  Mr. Allen seeks to represent a class of all employees who were employed by the Company as salaried managers in 99¢ Only retail stores from March 18, 2007 through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  On October 17, 2011, the Court heard the Company’s motion to compel Plaintiff Allen to arbitrate his claims on an individual basis, and following the hearing, the Court ordered the parties to submit further briefing and argument.  Following this supplemental briefing and while the motion was under advisement, Mr. Allen sought leave to amend his complaint to add a cause of action pursuant to the Private Attorneys General Act of 2004 (“PAGA”).  The Company did not oppose this motion and on January 5, 2012, the Court granted Mr. Allen’s motion and his First Amended Complaint was filed.  On February 27, 2012, the Court denied the Company’s motion to compel arbitration.  The Company filed a notice of its intention to appeal that ruling on April 12, 2012.  Following a mediation of this matter on August 30, 2012, the parties entered into a “term sheet” settlement agreement for an immaterial amount, which is subject to court approval.  As of April 11, 2013, all parties had executed a Stipulation Re: Settlement of Class Action.  On April 17, 2013, Mr. Allen filed his motion for preliminary approval of the settlement.  The Company filed a notice of non-opposition to this motion on April 25, 2013.  On May 9, 2013, the Court granted preliminary approval of the settlement.  A hearing regarding final approval of the settlement was set for August 23, 2013, during which the Court granted final approval of the settlement and dismissed the case.  The judgment became final on October 23, 2013.  The claims administration process is scheduled for November, and the Company must file a declaration from the claims administrator by December 20, 2013 confirming that the settlement amounts have been distributed pursuant to the settlement agreement.

Shelley Pickett v. 99¢ Only Stores, Superior Court of the State of California, County of Los Angeles.  Plaintiff Shelley Pickett filed a representative action complaint against the Company on November 4, 2011, alleging a PAGA claim virtually identical to that of another matter which was dismissed with prejudice in December 2011, Bright v. 99¢ Only Stores. Like the plaintiff in the Bright case, Plaintiff Pickett asserts that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. She seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  On November 8, 2011, Plaintiff Pickett filed a Notice of Related Case, stating that her case and the Bright case assert “identical claims.” After hearing arguments from the parties on December 1, 2011, the Court determined that the cases were related and assigned Pickett’s case to Judge William Fahey, the judge who presided over the Bright case.  Plaintiff Pickett then attempted to exercise a 170.6 challenge to Judge Fahey, which the Company opposed. The Court struck Plaintiff Pickett’s 170.6 challenge on December 16, 2011. Plaintiff Pickett appealed this ruling, filing a petition for writ of mandate on December 30, 2011. The Company filed an opposition to Plaintiff Pickett’s petition and oral argument took place on February 1, 2012.  On February 22, 2012, the Court of Appeal ruled in Plaintiff Pickett’s favor and issued the writ of mandate.  On April 2, 2012, the Company filed a petition for review of that ruling with the California Supreme Court, which Pickett answered on April 23, 2012.  The California Supreme Court denied the Company’s petition for review on May 9, 2012 and the Court of Appeals has remanded the case to Los Angeles Superior Court.  On October 2, 2012, the Company filed a motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint.  The Court denied that motion on November 15, 2012, and on January 11, 2013, the Company filed a Notice of Appeal.  On October 15, 2013, the Court of Appeals affirmed the trial court’s ruling.  The Company has until November 25, 2013 to seek review of the decision in the California Supreme Court.  On June 27, 2013, Plaintiff Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to Plaintiff Pickett under that agreement and the other action has been dismissed.  The Company’s position is that that release she executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general, and requires her to dismiss this action with prejudice as to her individual claims, thus mooting the pending appeal.  The Company notified Plaintiff Pickett of its position by a letter dated as of July 30, 2013, but she has yet to dismiss the lawsuit.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores, Superior Court of the State of California, County of Riverside.  Plaintiff, a former store associate, filed this action on August 5, 2013.  She asserts claims on behalf of herself and all others allegedly similarly situated under the California Labor Code for alleged failure to pay wages for all hours worked, failure to provide meal periods, failure to pay wages timely upon termination, and failure to provide accurate wage statements.  Ms. Barriga also asserts a derivative claim for unfair competition under the California Business and Professions Code.  Ms. Barriga seeks to represent a class of all non-exempt employees who were employed in California in 99¢ Only retail stores who worked the graveyard shift at any time from August 5, 2009, through the date of trial or settlement.  Plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only and set a further status conference for August 5, 2014.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

District Attorney Investigation

In August 2013, the Company received a pre-litigation subpoena from the San Joaquin County and Alameda County District Attorney offices.  This subpoena arises out of an investigation of the Company’s hazardous materials, hazardous substances and hazardous waste practices at its California retail stores and distribution centers that is being conducted jointly by the District Attorney of San Joaquin County along with other environmental prosecutorial offices in the state of California (the “Prosecutors”).  This investigation arises out of the Notices to Comply (“Notices”) received by the Company for certain of its stores and distribution centers.

The Notices alleged non-compliance with hazardous waste, hazardous substances and hazardous material regulatory requirements imposed under California law identified during compliance inspections and required corrective actions to be taken by certain dates set forth in the Notices.  The Company believes that it properly implemented the corrective actions required by the Notices; however, it now faces additional demands to improve its hazardous waste and hazardous material compliance programs.  The Company is cooperating with the Prosecutors in their investigation and is working with them to implement revisions to such programs.

The Prosecutors can also seek civil penalties and investigation costs for the alleged instances of past non-compliance, even after corrective action is taken.  No penalties or costs have been demanded and the Company cannot predict the amount of penalties that may be sought.

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

12.                               Assets Held for Sale

Assets held for sale during the quarter ended September 28, 2013 consisted of the vacant land in La Quinta, California and the vacant land in Rancho Mirage, California.  The carrying value as of September 28, 2013 for the La Quinta land was $0.4 million and for the Rancho Mirage land was $1.7 million.

In October 2013, the Company completed the sale of the land in La Quinta, California and received proceeds of $0.7 million.

13.                               Other Accrued Expenses

Other accrued expenses as of September 28, 2013 and March 30, 2013 are as follows (in thousands):

	September 28, 2013	March 30, 2013
Accrued interest	$12,358	$9,243
Accrued occupancy costs	10,546	7,514
Accrued professional fees, outside services and advertising	4,880	3,271
Accrued legal reserves and fees	4,607	3,367
Other	8,000	6,300
Total other accrued expenses	$40,391	$29,695

14.                               New Authoritative Standards

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

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  ASU 2013-10 was issued to allow the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as benchmark interest rate for hedge accounting purposes in addition to interest rates on direct treasury obligations of the United States government and LIBOR.  In addition, this new guidance removes the restriction on using different benchmark rates for similar hedges.  This new guidance became effective for the Company in the second quarter of fiscal 2014 and did not have a material impact on the Company or its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which is effective for fiscal years and interim periods beginning after December 15, 2013.  ASU 2013-11 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward.  This new guidance will be effective for the Company in the fourth quarter of fiscal 2014 and is not expected to have a material impact on the Company or its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company (the “Issuer”) issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Issuer’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of September 28, 2013 and March 30, 2013, the Senior Notes are guaranteed by 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$75,828	$1,550	$—	$77,378
Accounts receivable, net	1,705	189	—	1,894
Income taxes receivable	3,775	—	—	3,775
Deferred income taxes	35,377	—	—	35,377
Inventories, net	169,579	27,885	—	197,464
Assets held for sale	2,106	—	—	2,106
Other	16,830	1,446	—	18,276
Total current assets	305,200	31,070	—	336,270
Property and equipment, net	418,393	63,083	—	481,476
Deferred financing costs, net	19,568	—	—	19,568
Equity investments and advances to subsidiaries	180,065	98,887	(278,952)	—
Intangible assets, net	465,692	2,630	—	468,322
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,592	465	—	5,057
Total assets	$1,873,255	$196,135	$(278,952)	$1,790,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,928	$8,352	$—	$73,280
Intercompany payable	98,888	91,454	(190,342)	—
Payroll and payroll-related	22,295	1,786	—	24,081
Sales tax	5,880	473	—	6,353
Other accrued expenses	36,577	3,814	—	40,391
Workers’ compensation	37,125	90	—	37,215
Current portion of long-term debt	3,216	—	—	3,216
Current portion of capital lease obligation	86	—	—	86
Total current liabilities	268,995	105,969	(190,342)	184,622
Long-term debt, net of current portion	751,234	—	—	751,234
Unfavorable lease commitments, net	12,432	490	—	12,922
Deferred rent	8,583	1,066	—	9,649
Deferred compensation liability	1,070	—	—	1,070
Capital lease obligation, net of current portion	227	—	—	227
Long-term deferred income taxes	181,634	—	—	181,634
Other liabilities	6,660	—	—	6,660
Total liabilities	1,230,835	107,525	(190,342)	1,148,018

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	649,106	99,943	(99,943)	649,106
Accumulated deficit	(5,571)	(11,333)	11,333	(5,571)
Other comprehensive loss	(1,115)	—	—	(1,115)
Total shareholders’ equity	642,420	88,610	(88,610)	642,420
Total liabilities and shareholders’ equity	$1,873,255	$196,135	$(278,952)	$1,790,438

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 30, 2013

(In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$45,841	$113	$(478)	$45,476
Accounts receivable, net	1,672	179	—	1,851
Income taxes receivable	3,969	—	—	3,969
Deferred income taxes	33,139	—	—	33,139
Inventories, net	172,068	29,533	—	201,601
Assets held for sale	2,106	—	—	2,106
Other	15,300	1,070	—	16,370
Total current assets	274,095	30,895	(478)	304,512
Property and equipment, net	413,543	62,508	—	476,051
Deferred financing costs, net	21,016	—	—	21,016
Equity investments and advances to subsidiaries	119,642	34,631	(154,273)	—
Intangible assets, net	468,593	2,766	—	471,359
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,191	363	—	4,554
Total assets	$1,780,825	$131,163	$(154,751)	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,595	$3,894	$(478)	$50,011
Intercompany payable	32,991	28,075	(61,066)	—
Payroll and payroll-related	15,798	1,298	—	17,096
Sales tax	6,628	572	—	7,200
Other accrued expenses	26,892	2,803	—	29,695
Workers’ compensation	39,423	75	—	39,498
Current portion of long-term debt	8,567	—	—	8,567
Current portion of capital lease obligation	83	—	—	83
Total current liabilities	176,977	36,717	(61,544)	152,150
Long-term debt, net of current portion	749,758	—	—	749,758
Unfavorable lease commitments, net	14,200	633	—	14,833
Deferred rent	4,217	606	—	4,823
Deferred compensation liability	1,153	—	—	1,153
Capital lease obligation, net of current portion	271	—	—	271
Long-term deferred income taxes	186,851	—	—	186,851
Other liabilities	8,428	—	—	8,428
Total liabilities	1,141,855	37,956	(61,544)	1,118,267

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	654,424	99,943	(99,943)	654,424
Accumulated deficit	(14,202)	(6,736)	6,736	(14,202)
Other comprehensive loss	(1,252)	—	—	(1,252)
Total shareholders’ equity	638,970	93,207	(93,207)	638,970
Total liabilities and shareholders’ equity	$1,780,825	$131,163	$(154,751)	$1,757,237

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Second Quarter Ended September 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$404,801	$39,122	$—	$443,923
Cost of sales (excluding depreciation and amortization expense shown separately below)	251,240	25,878	—	277,118
Gross profit	153,561	13,244	—	166,805
Selling, general and administrative expenses:
Operating expenses	124,964	13,947	—	138,911
Depreciation and amortization	13,500	2,627	—	16,127
Total selling, general and administrative expenses	138,464	16,574	—	155,038
Operating income (loss)	15,097	(3,330)	—	11,767
Other expense:
Interest expense	15,174	—	—	15,174
Equity in (earnings) loss of subsidiaries	3,330	—	(3,330)	—
Total other expense, net	18,504	—	(3,330)	15,174
Loss before provision for income taxes	(3,407)	(3,330)	3,330	(3,407)
Benefit for income taxes	(8,874)	—	—	(8,874)
Net income (loss)	$5,467	$(3,330)	$3,330	$5,467
Comprehensive income	$5,135	$—	$—	$5,135

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the First Half Ended September 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$801,326	$76,463	$—	$877,789
Cost of sales (excluding depreciation and amortization expense shown separately below)	493,916	49,881	—	543,797
Gross profit	307,410	26,582	—	333,992
Selling, general and administrative expenses:
Operating expenses	244,725	26,018	—	270,743
Depreciation and amortization	26,734	5,161	—	31,895
Total selling, general and administrative expenses	271,459	31,179	—	302,638
Operating income (loss)	35,951	(4,597)	—	31,354
Other (income) expense:
Interest income	(15)	—	—	(15)
Interest expense	29,862	—	—	29,862
Equity in (earnings) loss of subsidiaries	4,597	—	(4,597)	—
Total other expense, net	34,444	—	(4,597)	29,847
Income (loss) before provision for income taxes	1,507	(4,597)	4,597	1,507
Benefit for income taxes	(7,124)	—	—	(7,124)
Net income (loss)	$8,631	$(4,597)	$4,597	$8,631
Comprehensive income	$8,768	$—	$—	$8,768

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Second Quarter Ended September 29, 2012

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$359,352	$34,011	$—	$393,363
Cost of sales (excluding depreciation and amortization expense shown separately below)	220,996	21,703	—	242,699
Gross profit	138,356	12,308	—	150,664
Selling, general and administrative expenses:
Operating expenses	108,694	11,668	—	120,362
Depreciation and amortization	12,001	2,372	—	14,373
Total selling, general and administrative expenses	120,695	14,040	—	134,735
Operating income (loss)	17,661	(1,732)	—	15,929
Other (income) expense:
Interest income	(35)	—	—	(35)
Interest expense	15,537	—	—	15,537
Equity in (earnings) loss of subsidiaries	1,732	—	(1,732)	—
Other	3	—	—	3
Total other expense (income), net	17,237	—	(1,732)	15,505
Income (loss) before provision for income taxes	424	(1,732)	1,732	424
Provision for income taxes	214	—	—	214
Net income (loss)	$210	$(1,732)	$1,732	$210
Comprehensive loss	$(259)	$—	$—	$(259)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the First Half Ended September 29, 2012

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$724,627	$69,686	$—	$794,313
Cost of sales (excluding depreciation and amortization expense shown separately below)	442,579	44,022	—	486,601
Gross profit	282,048	25,664	—	307,712
Selling, general and administrative expenses:
Operating expenses	215,724	23,409	—	239,133
Depreciation and amortization	23,537	5,029	—	28,566
Total selling, general and administrative expenses	239,261	28,438	—	267,699
Operating income (loss)	42,787	(2,774)	—	40,013
Other (income) expense:
Interest income	(215)	(44)	—	(259)
Interest expense	31,114	—	—	31,114
Equity in (earnings) loss of subsidiaries	2,730	—	(2,730)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	67	—	—	67
Total other expense (income), net	50,042	(44)	(2,730)	47,268
Loss before provision for income taxes	(7,255)	(2,730)	2,730	(7,255)
Benefit for income taxes	(2,574)	—	—	(2,574)
Net loss	$(4,681)	$(2,730)	$2,730	$(4,681)
Comprehensive loss	$(5,699)	$—	$—	$(5,699)

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Half Ended September 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$61,629	$6,286	$478	$68,393

Cash flows from investing activities:
Purchases of property and equipment	(27,498)	(4,850)	—	(32,348)
Proceeds from sales of fixed assets	536	1	—	537
Net cash used in investing activities	(26,962)	(4,849)	—	(31,811)

Cash flows from financing activities:
Payment of debt	(4,639)	—	—	(4,639)
Payments of capital lease obligation	(41)	—	—	(41)
Net cash used in financing activities	(4,680)	—	—	(4,680)
Net increase in cash	29,987	1,437	478	31,902
Cash — beginning of period	45,841	113	(478)	45,476
Cash — end of period	$75,828	$1,550	$—	$77,378

99¢ Only Stores

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Half Ended September 29, 2012

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$33,925	$553	$—	$34,478

Cash flows from investing activities:
Purchases of property and equipment	(18,553)	(1,308)	—	(19,861)
Proceeds from sale of fixed assets	11,549	—	—	11,549
Purchases of investments	(449)	—	—	(449)
Proceeds from sale of investments	2,470	—	—	2,470
Investment in subsidiaries	(4,213)	—	4,213	—
Net cash used in investing activities	(9,196)	(1,308)	4,213	(6,291)

Cash flows from financing activities:
Payment of debt	(2,618)	—	—	(2,618)
Payments of capital lease obligation	(38)	—	—	(38)
Payment of debt issuance costs	(11,230)	—	—	(11,230)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(13,886)	4,213	(4,213)	(13,886)
Net increase in cash	10,843	3,458	—	14,301
Cash — beginning of period	23,793	3,973	—	27,766
Cash — end of period	$34,636	$7,431	$—	$42,067

16.                               Subsequent Events

Parent Stock Purchase Agreements

On September  30, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and the Parent, Parent entered into a Stock Purchase Agreement with Avenue of the Stars Investments LLC, a Delaware limited liability company (the “Purchaser”), of which Mr. Gonthier is the sole member.  Pursuant to the Stock Purchase Agreement, Parent issued and sold to the Purchaser 4,922 shares of Class A Common Stock and 4,922 shares of Class B Common Stock, for an aggregate purchase price of $6.0 million.

On October 8, 2013, Parent entered into a Stock Purchase Agreement with Andrew Giancamilli, a director of Parent and of the Company.  Pursuant to the terms of the Stock Purchase Agreement, Mr. Giancamilli purchased 410 shares of Class A Common Stock and 410 shares of Class B Common Stock, for an aggregate purchase price of $0.5 million.

Credit Facilities Amendment

On October 8, 2013, the Company completed a repricing of its First Lien Term Loan Facility borrowed $100 million of incremental term loans and amended certain other provisions thereto.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or base rate plus 3.00%) to LIBOR plus 3.50% (or base rate plus 2.50%) and the LIBOR floor from 1.25% to 1.00%.  Under the amendment, the incremental term loans have the same interest rate as the other term loans. The Company will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

The Company determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, the Company plans to record a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized original issue discount and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

In connection with the amendment to the First Lien Term Loan Facility, on October 8, 2013, the ABL Facility was also amended.

Each amendment (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase and (b) removed the maximum capital expenditures covenant.

In addition, the amendment to the First Lien Term Loan Facility (a) modifies the existing restricted payment builder basket construct so that from and after March 31, 2013 it is based on 50% of positive Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), subject to a reduction for 100% of negative Consolidated Net Income, and (b) permits proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

Chief Executive Officer Equity Awards

On October 9, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and the Parent, the compensation committee of the Parent granted to Mr. Gonthier stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock (the “Options”).  Subject to the continued employment of Mr. Gonthier, (a) 75% of the Options will vest 30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and (b) 25% of the Options will vest subject to the Company’s and Parent’s achievement of performance hurdles.  The Options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with the Sellers, pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Seller were cancelled and forfeited, for aggregate consideration of approximately $129.7 million and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Sellers who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand at the Company and Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to, and investment in shares of preferred stock of, Parent.

Conversion to LLC

On October 18, 2013, the Company converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by a single member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of the Company, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of the Company, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of the Company were vested in 99 LLC and all debts, liabilities and obligations of the Company continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The conversion to LLC did not have any impact on deferred tax assets or liabilities, and the Company will continue to utilize the liability method of accounting for income taxes.  The Company and its Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.  The Company and its Parent will continue to allocate tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 16 to the Unaudited Consolidated Financial Statements) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.

General

We are an extreme value retailer of primarily consumable and general merchandise with an emphasis on name-brand products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry many fresh produce, deli, dairy and frozen food products found in traditional grocery stores.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving. In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and prior to the Gold-Schiffer Purchase (as described in Notes 9 and 16 to the Unaudited Consolidated Financial Statements) certain former members of our management and their affiliates (the “Rollover Investors”).

The Merger was accounted for as a business combination, whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness.  Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.  Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and will end on March 29, 2014 and will consist of 52 weeks.  Our fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The second quarter ended September 28, 2013 (the “second quarter of fiscal 2014”) and the second quarter ended September 29, 2012 (the “second quarter of fiscal 2013”) were each comprised of 91 days.  The first half ended September 28, 2013 (“first half of fiscal 2014”) and first half ended September 29, 2012 (“first half of fiscal 2013”) were each comprised of 182 days.

For the second quarter of fiscal 2014, we had net sales of $443.9 million, operating income of $11.8 million and net income of $5.5 million.  Sales increased during the second quarter of fiscal 2014 primarily due to a 5.9% increase in same-store sales, the full quarter effect of 19 new stores opened in fiscal 2013, and the effect of 14 new stores opened in fiscal 2014.  For the first half of fiscal 2014, we had net sales of $877.8 million, operating income of $31.4 million and net income of $8.6 million.  Sales increased during the first half of fiscal 2014 primarily due to a 4.5% increase in same-store sales, the full year effect of 19 new stores opened in fiscal 2013, and the effect of 14 new stores opened in fiscal 2014.

During the second quarter of fiscal 2014, we opened seven net new stores. In first half of fiscal 2014, we opened 13 net new stores.  In fiscal 2014, we currently intend to open 26 to 30 new stores, all of which are expected to be opened in our existing markets. We believe that our near term growth for the remainder of fiscal 2014 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

Net Sales: Revenue is recognized at the point of sale in our stores (“retail sales”).  Bargain Wholesale sales revenue is recognized in accordance with the shipping terms agreed upon on the purchase order.  Bargain Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves our distribution facility.

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $23.2 million and $19.0 million for the second quarter of fiscal 2014 and 2013, respectively, and totaled $44.4 million and $37.1 million for the first half of fiscal 2014 and 2013, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales	September 28, 2013	% of Net Sales	September 29, 2012	% of Net Sales
Net Sales:
99¢ Only Stores	$431,553	97.2%	$382,073	97.1%	$852,489	97.1%	$771,029	97.1%
Bargain Wholesale	12,370	2.8	11,290	2.9	25,300	2.9	23,284	2.9
Total sales	443,923	100.0	393,363	100.0	877,789	100.0	794,313	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	277,118	62.4	242,699	61.7	543,797	62.0	486,601	61.3
Gross profit	166,805	37.6	150,664	38.3	333,992	38.0	307,712	38.7
Selling, general and administrative expenses:
Operating expenses	138,911	31.3	120,362	30.6	270,743	30.8	239,133	30.1
Depreciation	15,685	3.5	13,931	3.5	31,011	3.5	27,683	3.5
Amortization of intangible assets	442	0.1	442	0.1	884	0.1	883	0.1
Total selling, general and administrative expenses	155,038	34.9	134,735	34.3	302,638	34.5	267,699	33.7
Operating income	11,767	2.7	15,929	4.0	31,354	3.6	40,013	5.0
Other (income) expense:
Interest income	—	0.0	(35)	0.0	(15)	0.0	(259)	0.0
Interest expense	15,174	3.4	15,537	3.9	29,862	3.4	31,114	3.9
Loss on extinguishment of debt	—	0.0	—	0.0	—	0.0	16,346	2.1
Other	—	0.0	3	0.0	—	0.0	67	0.0
Total other expense, net	15,174	3.4	15,505	3.9	29,847	3.4	47,268	6.0
(Loss) income before provision for income taxes	(3,407)	(0.8)	424	0.1	1,507	0.2	(7,255)	(0.9)
(Benefit) provision for income taxes	(8,874)	(2.0)	214	0.1	(7,124)	(0.8)	(2,574)	(0.3)
Net income (loss)	$5,467	1.2%	$210	0.1%	$8,631	1.0%	(4,681)	(0.6)%

Second Quarter Ended September 28, 2013 Compared to Second Quarter Ended September 29, 2012

Net sales.  Total net sales increased $50.5 million, or 12.9%, to $443.9 million in the second quarter of fiscal 2014, from $393.4 million in the second quarter of fiscal 2013.  Net retail sales increased $49.5 million, or 13.0%, to $431.6 million in the second quarter of fiscal 2014, from $382.1 million in the second quarter of fiscal 2013.  Bargain Wholesale net sales increased by approximately $1.1 million, or 9.6%, to $12.4 million in the second quarter of fiscal 2014, from $11.3 million in the second quarter of fiscal 2013.  Of the $49.5 million increase in net retail sales, $22.1 million was due to a 5.9% increase in same-store sales.  Approximately, two-thirds of the same-store sales increase was attributable to increase in transaction counts and approximately one-third of the increase was attributable to higher average ticket.  The full quarter effect of stores opened in fiscal 2013 increased net retail sales by $16.9 million and the effect of new stores opened during fiscal 2014 increased net retail sales by $12.6 million.  The increase in sales was partially offset by a decrease in sales of approximately $2.1 million due to the effect of a closed store.

Gross profit.  Gross profit increased $16.1 million, or 10.7%, to $166.8 million in the second quarter of fiscal 2014, from $150.7 million in the second fiscal quarter of 2013.  As a percentage of net sales, overall gross margin decreased to 37.6% in the second quarter of fiscal 2014, from 38.3% in the second quarter of fiscal 2013.  Among the gross profit components, cost of products sold decreased by 10 basis points compared to the second quarter of fiscal 2013, primarily attributable to the shift in the product mix.  Inventory shrinkage increased by 30 basis points compared to the second quarter of fiscal 2013, primarily due to higher scrap and spoilage.  The remaining change was made up of increases in freight costs of 20 basis points and other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $18.5 million, or 15.4%, to $138.9 million in the second quarter of fiscal 2014, from $120.4 million in the second quarter of fiscal 2013.  As a percentage of net sales, operating expenses increased to 31.3% for the second quarter of fiscal 2014, from 30.6% for the second quarter of fiscal 2013.  Of the 70 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 50 basis points, distribution and transportation costs increased by 40 basis points, corporate expenses increased by 100 basis points, and other items decreased by 120 basis points.

Retail operating expenses for the second quarter of fiscal 2014 increased as a percentage of net sales by 50 basis points to 22.4% of net sales, compared to 21.9% of net sales for the second quarter of fiscal 2013.  The majority of the increase was due to higher utilities expenses with smaller increases in other expenses such as rent, advertising, and outside services fees as a percentage of net sales.

Distribution and transportation expenses for the second quarter of fiscal 2014 increased as a percentage of net sales by 40 basis points to 5.2% of net sales, compared to 4.8% of net sales for the second quarter of fiscal 2013.  The increase in distribution and transportation expenses compared to the second quarter of fiscal 2013 was primarily due to increase in rent expense for additional warehouse space and higher labor costs.

Corporate operating expenses for the second quarter of fiscal 2014 increased as a percentage of net sales by 100 basis points to 4.4% of net sales as compared to 3.4% of net sales for the second quarter of fiscal 2013.  The increase as a percentage of sales was primarily due to higher outside service professional fees, payroll-related expenses and legal expenses.

The remaining operating expenses for the second quarter of fiscal 2014 decreased as a percentage of net sales by 120 basis points to (0.7)% compared to 0.6% of net sales for the second quarter of fiscal 2013.  In second quarter of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, we recorded a negative stock-based compensation expense of $(3.7) million, compared to an expense of $0.8 million in the second quarter of fiscal 2013.

Depreciation and amortization.  Depreciation increased $1.8 million to $15.7 million in the second quarter of fiscal 2014 from $13.9 million in the second quarter of fiscal 2013.  Depreciation as a percentage of net sales was 3.5% in each of the second quarter of fiscal 2014 and 2013.  The increase was primarily a result of adding new depreciable assets from new store openings, the full quarter depreciation impact of stores opened in fiscal 2013 and adding new depreciable assets for technology projects. Amortization of intangibles was $0.4 million in each of the second quarter of fiscal 2014 and 2013.

Operating income.  Operating income was $11.8 million for the second quarter of fiscal 2014 compared to operating income of $15.9 million for the second quarter of fiscal 2013.  Operating income as a percentage of net sales was 2.7% in the second quarter of fiscal 2014 compared to 4.0% in the second quarter of fiscal 2013.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense.  Interest expense was $15.2 million for the second quarter of 2014 compared to interest expense of $15.5 million for the second quarter of fiscal 2013, primarily reflecting debt service on borrowings used to finance the Merger.

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $8.9 million for the second quarter of fiscal 2014 compared to an expense of $0.2 million for the second quarter of fiscal 2013, primarily due to the release of the valuation allowance associated with the California enterprise zone credit carryforwards (as described in Note 10 to the Consolidated Financial Statements).

Net income.  As a result of the items discussed above, net income for the second quarter of fiscal 2014 was $5.5 million compared to $0.2 million for the second quarter of fiscal 2013.  Net income as a percentage of net sales was 1.2% for the second quarter of fiscal 2014 compared to net income of 0.1% for the second quarter of fiscal 2013.

First Half Ended September 28, 2013 Compared to the First Half Ended September 29, 2012

Net sales.  Total net sales increased $83.5 million, or 10.5%, to $877.8 million for the first half of fiscal 2014, from $794.3 million for the first half of fiscal 2013.  Net retail sales increased $81.5 million, or 10.6%, to $852.5 million for the first half of fiscal 2014, from $771.0 million for the first half of fiscal 2013.  Bargain Wholesale net sales increased by approximately $2.0 million, or 8.7%, to $25.3 million for the first half of fiscal 2014, from $23.3 million for the first half of fiscal 2013.  Of the $81.5 million increase in net retail sales, $33.9 million was due to a 4.5% increase in same-store sales, which were negatively impacted by a shift in the Easter holiday compared to the same period in the prior year. Approximately, two-thirds of the same-store sales increase was attributable to increase in transaction counts and approximately one-third of the increase was attributable to higher average ticket.  The full quarter effect of stores opened in fiscal 2013 increased net retail sales by $37.3 million and the effect of new stores opened during fiscal 2014 increased net retail sales by $14.3 million.  The increase in sales was partially offset by a decrease in sales of approximately $4.0 million due to the effect of closed stores.

Gross profit.  Gross profit increased $26.3 million, or 8.5%, to $334.0 million for the first half of fiscal 2014, from $307.7 million for the first half of 2013.  As a percentage of net sales, overall gross margin decreased to 38.0% for the first half of fiscal 2014, from 38.7% for the first half of fiscal 2013.  Among the gross profit components, cost of products sold increased by 20 basis points compared for the first half of fiscal 2013, primarily attributable to the shift in the product mix away from higher margin seasonal Easter items due to the timing of the Easter holiday.  Inventory shrinkage increased by 20 basis points compared to the first half of fiscal 2013.  The remaining change was made up of increases in freight costs of 10 basis points and other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $31.6 million, or 13.2%, to $270.7 million for the first half of fiscal 2014, from $239.1 million for the first half of fiscal 2013.  As a percentage of net sales, operating expenses increased to 30.8% for the first half of fiscal 2014, from 30.1% for the first half of fiscal 2013.  Of the 70 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 30 basis points, distribution and transportation costs increased by 40 basis points, corporate expenses increased by 80 basis points, and other items decreased by 80 basis points.

Retail operating expenses for the first half of fiscal 2014 increased as a percentage of net sales by 30 basis points to 21.9% of net sales, compared to 21.6% of net sales for the first half of fiscal 2013.  The majority of the increase was due to higher utilities and outside service professional fees as a percentage of net sales.

Distribution and transportation expenses for the first half of fiscal 2014 increased as a percentage of net sales by 40 basis points to 5.1% of net sales, compared to 4.7% of net sales for the first half of fiscal 2013.  The increase in distribution and transportation expenses compared to the first half of fiscal 2013, was primarily due to increase in rent expense for additional warehouse space and higher labor costs.

Corporate operating expenses for the first half of fiscal 2014 increased as a percentage of net sales by 80 basis points to 4.2% of net sales as compared to 3.4% of net sales for the first half of fiscal 2013.  The increase as a percentage of sales was primarily due to higher outside service professional fees, payroll-related expenses and legal expenses.

The remaining operating expenses for the first half of fiscal 2014 decreased as a percentage of net sales by 80 basis points to (0.4)% compared to 0.4% of net sales for the first half of fiscal 2013.  In the first half of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, we recorded a negative stock-based compensation expense of $(5.3) million, compared to an expense of $1.6 million for the first half of fiscal 2013.

Depreciation and amortization.  Depreciation increased $3.3 million to $31.0 million for the first half of fiscal 2014 from $27.7 million for the first half of fiscal 2013.  Depreciation as a percentage of net sales was 3.5% in each of the first half of fiscal 2014 and 2013.  The increase was primarily a result of adding new depreciable assets from new store openings, the full quarter depreciation impact of stores opened in fiscal 2013 and adding new depreciable assets for completed information technology projects. Amortization of intangibles was $0.9 million in each of the first half of fiscal 2014 and 2013.

Operating income.  Operating income was $31.4 million for the first half of fiscal 2014 compared to operating income of $40.0 million for the first half of fiscal 2013.  Operating income as a percentage of net sales was 3.6% for the first half of fiscal 2014 compared to 5.0% for the first half of fiscal 2013.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $29.9 million for the first half of 2014 compared to interest expense of $31.1 million for the first half of fiscal 2013, primarily reflecting debt service on borrowings used to finance the Merger. Loss on extinguishment of debt was $16.3 million relating to amendment of the First Lien Term Loan Facility (as defined below) in April 2012.

Interest income and other expenses.  Interest income for the first half of fiscal 2014 was not significant due to liquidation of our previously-held investment portfolio. Interest income was $0.3 million for the first half of fiscal 2013.  Other expense for the first half of fiscal 2013 was less than $0.1 million.

Benefit for income taxes. The provision for income taxes was a benefit of $7.1 million for the first half of fiscal 2014 compared to a benefit of $2.6 million for the first half of fiscal 2013, primarily due to the release of the valuation allowance associated with the California enterprise zone carryforwards in the second quarter of fiscal 2014 (as described in Note 10 to the Consolidated Financial Statements).

Net income (loss).  As a result of the items discussed above, net income for the first half of fiscal 2014 was $8.6 million compared to net loss of $4.7 million for the first half of fiscal 2013.  Net income as a percentage of net sales was 1.0% for the first half of fiscal 2014 compared to net loss of (0.6)% for the first half of fiscal 2013.

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

As of the end of the second quarter of fiscal 2014, we held $77.4 million in cash, and our total indebtedness was $754.5 million consisting of borrowings under our First Lien Term Loan Facility of $504.4 million and $250 million of our Senior Notes (as defined below).  We had up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $200 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of September 28, 2013, availability under the ABL Facility subject to the borrowing base was $133.9 million.  We also have, and will continue to have, significant lease obligations.  As of September 28, 2013, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2014 are $28.5 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  As of September 28, 2013, the Credit Facilities include (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $525 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

As of September 28, 2013, the First Lien Term Loan Facility provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility were guaranteed by Parent and our direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together (with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

As of September 28, 2013, we were required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a Base Rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of September 28, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

As of September 28, 2013, $1.7 million of the amount outstanding under the First Lien Term facility bore an interest charge of 6.25%, while the interest rate charged on the remainder was 5.25% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 4.00%).  As of September 28, 2013, the amount outstanding under the First Lien Term Loan Facility was $504.4 million.

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

The First Lien Term Loan Facility includes restrictions on our ability and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of March 30, 2013, we were in compliance with the terms of the First Lien Term Loan Facility.  In June 2013, we failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the First Lien Term Loan Facility.  On the date hereof and prior to the expiration of the applicable 30-day grace period under the First Lien Term Loan Facility, we delivered the required financial statements. As September 28, 2013, we are in compliance with the applicable reporting obligations and other terms of the First Lien Term Loan Facility.

On October 8, 2013, we completed a repricing of our First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereto.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and the LIBOR floor from 1.25% to 1.00%.  Under the amendment, the incremental term loans have the same interest rate as the other term loans. We will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

The Company determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, the Company plans to record a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized original issue discount and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

The term amendment  (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase (as defined below) and (b) removed the maximum capital expenditures covenant.  See “—Repurchase Transaction with Rollover Investors” for more information on the Gold-Schiffer Purchase.

The amendment to the First Lien Term Loan Facility (a) modifies the existing restricted payment builder basket construct so that from and after March 31, 2013 it is based on 50% of positive Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), subject to a reduction for 100% of negative Consolidated Net Income, and (b) permits proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

During the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid fees of $0.05 million to enter into the interest rate cap agreement.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at September 28, 2013 was a liability of $2.3 million.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an Interest Period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (prime rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of September 28, 2013) or (b) the determined base rate (prime rate) plus an applicable margin to be determined (0.75% at September 28, 2013) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended September 28, 2013).  We must also pay customary letter of credit fees and agency fees.

As of September 28, 2013 and March 30, 2013, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.6 million and availability under the ABL Facility, subject to the borrowing base was $133.9 million as of September 28, 2013.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of March 30, 2013, we were in compliance with the terms of the ABL Facility.  In June 2013, we failed to comply with the covenant that required delivery of audited financial statements for the fiscal year ended March 30, 2013 within 90 days of the completion of fiscal 2013 as required under the ABL Facility. On the date hereof and prior to the expiration of the applicable 30-day grace period under the ABL Facility, we delivered the required financial statements. As of September 28, 2013 we are in compliance with the applicable reporting obligations and other terms of the ABL Facility.

On October 8, 2013, we amended the ABL Facility. The amendment to the ABL Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase and (b) removed the maximum capital expenditures covenant.

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

As of September 28, 2013, we were in compliance with the terms of the Indenture.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with certain former members of the Company’s management, Eric Schiffer, Jeff Gold and Howard Gold (who was a director of Parent and the Company at the date of the agreement), and Karen Schiffer, Sherry Gold and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Sellers”), pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Seller were cancelled and forfeited, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Sellers who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand at the Company and Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to, and investment in shares of preferred stock of, Parent.

Cash Flows

Operating Activities

	First Half Ended
	September 28, 2013	September 29, 2012
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,631	$(4,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,011	27,683
Amortization of deferred financing costs and accretion of OID	2,212	2,059
Amortization of intangible assets	884	883
Amortization of favorable/unfavorable leases, net	242	91
Loss on extinguishment of debt	—	16,346
Loss on disposal of fixed assets	124	403
(Gain) loss on interest rate hedge	(114)	665
Deferred income taxes	(7,546)	—
Stock-based compensation	(5,318)	1,593

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(43)	1,586
Inventories	4,137	(11,437)
Deposits and other assets	(2,492)	(3,874)
Accounts payable	18,874	9,047
Accrued expenses	16,834	6,358
Accrued workers’ compensation	(2,283)	(1,186)
Income taxes	194	(13,347)
Deferred rent	4,826	2,362
Other long-term liabilities	(1,780)	(73)

Net cash provided by operating activities	$68,393	$34,478

Cash provided by operating activities during the first half of fiscal 2014 was $68.4 million and consisted of (i) net income of $8.6 million; (ii) net income adjustments for depreciation and other non-cash items of $21.5 million; (iii) an increase in working capital activities of $35.8 million; and (iv) an increase in other activities of $2.5 million, primarily due to an increase in deferred rent partially offset by a decrease other long-term liabilities, and an increase in other long-term assets.  The increase in working capital activities was primarily due to decreases in inventories, increases in account payable and accrued expenses, which were partially offset by an increase in other current assets and decrease in workers compensation.

Cash provided by operating activities during the first half of fiscal 2013 was $34.5 million and consisted of (i) net loss of $4.7 million; (ii) net loss adjustments for depreciation and other non-cash items of $49.7 million; (iii) a decrease in working capital activities of $12.3 million; and (iv) an increase in other activities of $1.8 million, primarily due to increase in deferred rent.  The decrease in working capital activities was primarily reflects an increase in inventories and income taxes receivable and decreases in workers’ compensation liability and account receivable, partially offset by decreases in accounts payable and accrued expenses.

Investing Activities

	First Half Ended
	September 28, 2013	September 29, 2012
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(32,348)	$(19,861)
Proceeds from sale of fixed assets	537	11,549
Purchases of investments	—	(449)
Proceeds from sale of investments	—	2,470
Net cash used in investing activities	$(31,811)	$(6,291)

Capital expenditures in the first half of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $32.3 million.

Capital expenditures in the first half of fiscal 2013 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $19.9 million.  Proceeds from sale of fixed assets primarily relate to sale-leaseback transactions and sale of held for sale warehouse.  During the first half of fiscal 2013, we sold a portion of our investments.

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

Financing Activities

	First Half Ended
	September 28, 2013	September 29, 2012
	(amounts in thousands)
Cash flows from financing activities:
Payments of debt	$(4,639)	$(2,618)
Payments of capital lease obligation	(41)	(38)
Payment of debt issuance costs	—	(11,230)

Net cash used in financing activities	$(4,680)	$(13,886)

Net cash used in financing activities in the first half of fiscal 2014 was comprised primarily of repayments of debt.

Net cash used in financing activities in the first half of fiscal 2013 was comprised primarily of payment of debt issuance costs and repayments of debt.

Off-Balance Sheet Arrangements

As of September 28, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of March 30, 2013 is provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. During the first half of fiscal 2014, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

In April 2013, we entered into a 15-year lease for a cold warehouse facility located in Los Angeles, California.  The lease expires in December 2028 and total minimum lease payments under this lease agreement will be approximately $29 million.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense charged to operations for the second quarter of fiscal 2014 and 2013 was $18.1 million and $15.1 million, respectively.  Rental expense charged to operations for the first half of fiscal 2014 and 2013 was $34.4 million and $30.3 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Pronouncements

Information regarding new authoritative pronouncements is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended September 28, 2013, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of September 28, 2013, we had variable rate borrowings of $504.4 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on September 28, 2013.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended September 28, 2013, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 4.00%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of September 28, 2013, the fair value of the interest rate swap was a liability of $2.3 million.

In addition, during the first quarter of fiscal 2013, we entered into an interest rate cap agreement.  The interest rate cap agreement limits our interest exposure on a notional value of $261.8 million to 3.00% plus an applicable margin of 4.00%.  The term of the interest rate cap is from May 29, 2012 to November 29, 2013.  We paid $0.05 million to enter into the interest rate cap agreement.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in a reduction of our pre-tax earnings and cash flows of less than $0.1 million for the three months ended September 28, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2013, our controls and procedures were not effective due to the material weaknesses related to the accounting for inventory valuation and stock-based compensation.

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

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended September 28, 2013 under the heading “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended March 30, 2013 for information regarding the most significant factors affecting our operations.  As of September 28, 2013, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Mine Safety Disclosures

None

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.*

3.2	Limited Liability Company Agreement of 99 Cents Only Stores. LLC, dated as of October 18, 2013.*

10.1	Employment Agreement, dated September 3, 2013, among the Registrant and Stéphane Gonthier*

10.2	Stock Purchase Agreement, dated September 30, 2013, among Number Holdings, Inc., Avenue of the Stars Investments LLC and Stéphane Gonthier.*

10.3	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of October 9, 2013, between Number Holdings, Inc. and Stéphane Gonthier.*

10.4	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.*

10.5

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

10.6

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

10.7

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer. (1)

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

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 16, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC
Date: November 8, 2013	By:	/s/ Frank Schools
Frank Schools
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.*
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013.*
10.1	Employment Agreement, dated September 3, 2013, among the Registrant and Stéphane Gonthier.*
10.2	Stock Purchase Agreement, dated September 30, 2013, among Number Holdings, Inc., Avenue of the Stars Investments LLC and Stéphane Gonthier.*
10.3	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of October 9, 2013, between Number Holdings, Inc. and Stéphane Gonthier.*
10.4	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.*
10.5

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

10.6

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

10.7

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer. (1)

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

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 16, 2013.