Form 10-Q
period 2013-12-28
99 CENTS ONLY STORES LLC
filed 2014-02-11
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Former Fiscal Year: Saturday closest to the last day of March

(Former name, address and fiscal year, if changed since last report)

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

As of February 6, 2014, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28, 2013	March 30, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$43,569	$45,476
Accounts receivable, net of allowance for doubtful accounts of $107 and $84 at December 28, 2013 and March 30, 2013, respectively	1,848	1,851
Income taxes receivable	28,692	3,969
Deferred income taxes	35,845	33,139
Inventories, net	195,699	201,601
Assets held for sale	1,680	2,106
Other	17,530	16,370
Total current assets	324,863	304,512
Property and equipment, net	481,829	476,051
Deferred financing costs, net	18,809	21,016
Intangible assets, net	466,803	471,359
Goodwill	479,745	479,745
Deposits and other assets	6,046	4,554
Total assets	$1,778,095	$1,757,237

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$59,138	$50,011
Payroll and payroll-related	27,555	17,096
Sales tax	8,461	7,200
Other accrued expenses	32,144	29,695
Workers’ compensation	73,602	39,498
Current portion of long-term debt	6,138	8,567
Current portion of capital lease obligation	88	83
Total current liabilities	207,126	152,150
Long-term debt, net of current portion	850,669	749,758
Unfavorable lease commitments, net	12,025	14,833
Deferred rent	12,426	4,823
Deferred compensation liability	1,142	1,153
Capital lease obligation, net of current portion	205	271
Long-term deferred income taxes	188,619	186,851
Other liabilities	6,131	8,428
Total liabilities	1,278,343	1,118,267

Commitments and contingencies (Note 11)
Member’s Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding at March 30, 2013	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at March 30, 2013	—	—
Additional paid-in capital	—	654,424
Common units — 100 units issued and outstanding at December 28, 2013	545,116	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—
Accumulated deficit	(24,845)	(14,202)
Other comprehensive loss	(1,319)	(1,252)
Total equity	499,752	638,970
Total liabilities and equity	$1,778,095	$1,757,237

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net Sales:
99¢ Only Stores	$475,425	$427,102	$1,327,914	$1,198,131
Bargain Wholesale	12,494	12,388	37,794	35,672
Total sales	487,919	439,490	1,365,708	1,233,803
Cost of sales (excluding depreciation and amortization expense shown separately below)	301,371	264,231	845,168	750,832
Gross profit	186,548	175,259	520,540	482,971
Selling, general and administrative expenses:
Operating expenses	187,761	126,012	458,504	365,145
Depreciation	16,120	14,290	47,131	41,973
Amortization of intangible assets	446	442	1,330	1,325
Total selling, general and administrative expenses	204,327	140,744	506,965	408,443
Operating (loss) income	(17,779)	34,515	13,575	74,528
Other (income) expense:
Interest income	(1)	(29)	(16)	(288)
Interest expense	15,159	14,747	45,021	45,861
Loss on extinguishment of debt	4,391	—	4,391	16,346
Other	—	252	—	319
Total other expense, net	19,549	14,970	49,396	62,238
(Loss) income before provision for income taxes	(37,328)	19,545	(35,821)	12,290
(Benefit) provision for income taxes	(18,054)	6,853	(25,178)	4,279
Net (loss) income	$(19,274)	$12,692	$(10,643)	$8,011
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	—	—	—	4
Unrealized losses on interest rate cash flow hedge	(271)	(92)	(134)	(1,109)
Less: reclassification adjustment included in net income	67	(19)	67	(24)
Other comprehensive loss, net of tax	(204)	(111)	(67)	(1,129)

Comprehensive (loss) income	$(19,478)	$12,581	$(10,710)	$6,882

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Three Quarters Ended
	December 28, 2013	December 29, 2012

Cash flows from operating activities:
Net (loss) income	$(10,643)	$8,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47,131	41,973
Amortization of deferred financing costs and accretion of OID	3,280	3,138
Amortization of intangible assets	1,330	1,325
Amortization of favorable/unfavorable leases, net	423	137
Loss on extinguishment of debt	4,391	16,346
(Gain) loss on disposal of fixed assets	(366)	681
(Gain) loss on interest rate hedge	(97)	719
Excess tax benefit from share-based payment arrangements	(138)	—
Deferred income taxes	(893)	781
Stock-based compensation	(6,015)	2,428

Changes in assets and liabilities associated with operating activities:
Accounts receivable	3	1,700
Inventories	5,902	(24,940)
Deposits and other assets	(2,031)	(3,167)
Accounts payable	7,989	11,439
Accrued expenses	14,169	(2,395)
Accrued workers’ compensation	34,104	(1,491)
Income taxes	(24,723)	(7,372)
Deferred rent	7,603	3,455
Other long-term liabilities	(2,630)	(104)
Net cash provided by operating activities	78,789	52,664

Cash flows from investing activities:
Purchases of property and equipment	(52,768)	(44,428)
Proceeds from sale of property and fixed assets	1,470	12,044
Purchases of investments	—	(1,525)
Proceeds from sale of investments	—	4,372
Net cash used in investing activities	(51,298)	(29,537)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—
Dividend paid	(95,512)	—
Payment of debt	(4,639)	(3,928)
Payments of capital lease obligation	(61)	(58)
Payment of debt issuance costs	(2,343)	(11,230)
Payments to cancel stock options of Number Holdings, Inc.	(7,781)	—
Proceeds from debt	100,000	—
Excess tax benefit from share-based payment arrangements	138	—
Net cash used in financing activities	(29,398)	(15,216)
Net (decrease) increase in cash	(1,907)	7,911
Cash - beginning of period	45,476	27,766
Cash - end of period	$43,569	$35,677

Supplemental cash flow information:
Income taxes paid	$438	$10,872
Interest paid	$47,853	$47,019
Non-cash investing activities for purchases of property and equipment	$(1,138)	$(4,906)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES, LLC

CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

For the first three quarters ended December 28, 2013

(In thousands)

(Unaudited)

					Additional	Investment in Number Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive	Total
	Common Stock		Common Units		Paid-In	Preferred	(Accumulated	Income	Member’s
	Shares	Amount	Units	Amount	Capital	Stock	Deficit)	(Loss)	Equity
BALANCE, March 30, 2013	—	$—	—	$—	$654,424	$—	$(14,202)	$(1,252)	$638,970
Conversion from corporation to limited liability company	—	—	—	654,424	(654,424)	—	—	—	—
Net loss	—	—	—	—	—	—	(10,643)	—	(10,643)
Investment in Number Holdings, Inc. preferred stock	—	—	—	—	—	(19,200)	—	—	(19,200)
Unrealized net losses on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	—	(6,015)	—	—	—	—	(6,015)
Dividend paid to Number Holdings, Inc.	—	—	—	(95,512)	—	—	—	—	(95,512)
Payments to cancel stock options of Number Holdings, Inc.	—	—	—	(7,781)	—	—	—	—	(7,781)
BALANCE, December 28, 2013	—	$—	—	$545,116	$—	$(19,200)	$(24,845)	$(1,319)	$499,752

The accompanying notes are an integral part of these financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by a single member, Parent (as defined below).  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products.  As of December 28, 2013, the Company operated 340 retail stores with 245 in California, 45 in Texas, 33 in Arizona, and 17 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and prior to the Gold-Schiffer Purchase (as described in Note 9), certain former members of the Company’s management and their affiliates (collectively, the “Rollover Investors”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be operating as a public equity company.

Conversion to LLC

On October 18, 2013, 99¢ Only Stores converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by a single member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of 99¢ Only Stores, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of 99¢ Only Stores, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of 99¢ Only Stores were vested in 99 LLC and all debts, liabilities and obligations of 99¢ Only Stores continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The Conversion did not have any effect on deferred tax assets or liabilities, and the Company will continue to use the liability method of accounting for income taxes.  The Company and its Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending January 31, 2014 (“fiscal 2014”).  (See below for discussion of the change in fiscal year end.)

Change in Fiscal Year

On December 16, 2013, the board of directors of the Company’s sole member, Parent, approved a resolution changing the end of the Company’s fiscal year. Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable. This Quarterly Report on Form 10-Q will be the last interim filing under the old fiscal year.  The full year and the fourth interim period of the Company’s 2014 fiscal year will end on January 31, 2014.  In accordance with the rules of the Securities and Exchange Commission, information on the transition period will be reported on the Company’s Transitional Report on Form 10-K for the fiscal year ending January 31, 2014.  The Company will subsequently file its quarterly and annual reports for the new fiscal year ending January 30, 2015.

Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years.   Fiscal 2014 began on March 31, 2013 and will end on January 31, 2014 and will consist of 44 weeks. The Company’s fiscal year ended March 30, 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The third quarter ended December 28, 2013 (the “third quarter of fiscal 2014”) and third quarter ended December 29, 2012 (the “third quarter of fiscal 2013”) were each comprised of 91 days.  The period ended December 28, 2013 (“first three quarters of fiscal 2014”) and the period ended December 29, 2012 (“first three quarters of fiscal 2013”) were each comprised of 273 days.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows. Book overdrafts included in accounts payable were $2.1 million as of December 28, 2013.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory cost is established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method. Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of the Company’s retail stores at least once a year by an outside inventory service company. The Company performs inventory cycle counts at its warehouses throughout the year.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory. The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans. The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of its stores), require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

At the end of the third quarter of fiscal 2014, based on review of recent sales trends of its slower moving inventory and new merchandising plans, the Company increased its valuation allowances for excess and obsolete inventory.  The Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $9.6 million.  This is a prospective change and did not have an effect on prior periods.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities but within the above stipulated policy.  As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

Property and Equipment

Property and equipment are carried at cost and are depreciated or amortized on a straight-line basis over the following useful lives:

Owned buildings and improvements	Lesser of 30 years or the estimated useful life of the improvement
Leasehold improvements	Lesser of the estimated useful life of the improvement or remaining lease term
Fixtures and equipment	5 years
Transportation equipment	3-5 years
Information technology systems	For major corporate systems, estimated useful life up to 7 years; for functional standalone systems, estimated useful life up to 5 years

The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable.  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During each of the third quarter and first three quarters of fiscal 2014 and 2013, the Company did not record any asset impairment charges.

Goodwill and Other Intangible Assets

In connection with the Merger purchase price allocation, the fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives using then available information, and in some cases were obtained from independent professional valuation experts.  The Company amortizes intangible assets over their estimated useful lives unless such lives are deemed indefinite.

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

During each of the third quarter and first three quarters of fiscal 2014 and 2013, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options granted to the Company’s Chief Executive Officer that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses of both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for December 28, 2013 and March 30, 2013.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012 ended October 1, 2011, the Company began self-insuring for a portion of its employee medical benefit claims.  The liability for the self-funded portion of the Company health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Pre-Opening Costs

The Company expenses, as incurred, pre-opening costs such as payroll, rent and marketing related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.0 million and $1.4 million for the third quarter of fiscal 2014 and 2013, respectively.  Advertising expenses were $4.1 million and $4.0 million for the first three quarters of fiscal 2014 and 2013, respectively.

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

The Company uses the authoritative guidance for fair value, which includes the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements.  Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value measurements reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

Comprehensive Income

OCI includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	December 28, 2013				March 30, 2013
	Remaining				Remaining
	Amortization	Gross		Net	Amortization	Gross		Net
	Life	Carrying	Accumulated	Carrying	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	(Years)	Amount	Amortization	Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745

Finite lived intangible assets:
Trademarks	18	$2,000	$(196)	$1,804	19	$2,000	$(121)	$1,879
Bargain Wholesale customer relationships	10	20,000	(3,269)	16,731	11	20,000	(2,019)	17,981
Favorable leases	1 to 15	46,723	(8,455)	38,268	1 to 16	46,723	(5,224)	41,499
Total finite lived intangible assets		68,723	(11,920)	56,803		68,723	(7,364)	61,359
Total goodwill and other intangible assets		$958,468	$(11,920)	$946,548		$958,468	$(7,364)	$951,104

	December 28, 2013				March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 16	$19,835	$(7,810)	$12,025	1 to 17	$19,835	$(5,002)	$14,833

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	December 28, 2013	March 30, 2013
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	66,688	64,429
Leasehold improvements	132,495	112,779
Fixtures and equipment	89,266	76,831
Transportation equipment	10,731	7,497
Construction in progress	45,014	30,949
Total property and equipment	595,106	543,397
Less: accumulated depreciation and amortization	(113,277)	(67,346)
Property and equipment, net	$481,829	$476,051

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive (loss) income, net of tax effects (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net (loss) income	$(19,274)	$12,692	$(10,643)	$8,011
Unrealized holding gains on marketable securities, net of tax effects of $0, $0, $0 and $3 for the third quarter and first three quarters of fiscal 2014 and 2013, respectively	—	—	—	4
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(181), $(61), $(90) and $(739) for the third quarter and first three quarters of fiscal 2014 and 2013, respectively	(271)	(92)	(134)	(1,109)
Reclassification adjustment, net of tax effects of $45, $(13), $45 and $(16) for the third quarter and first three quarters of fiscal 2014 and 2013, respectively	67	(19)	67	(24)
Total unrealized losses, net	(204)	(111)	(67)	(1,129)
Total comprehensive (loss) income	$(19,478)	$12,581	$(10,710)	$6,882

Amounts in accumulated other comprehensive loss as December 28, 2013 and March 30, 2013 consisted of unrealized losses on interest rate cash flow hedges. Reclassifications out of AOCI in the third quarter and first three quarters of fiscal 2014 are presented in Note 6.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	December 28, 2013	March 30, 2013

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest, commencing March 31, 2012 through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $7,004 and $10,126 as of December 28, 2013 and March 30, 2013, respectively	606,807	508,325
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	856,807	758,325
Less: current portion of long-term debt	6,138	8,567
Long-term debt, net of current portion	$850,669	$749,758

As of December 28, 2013 and March 30, 2013, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	December 28, 2013	March 30, 2013

ABL Facility	$1,871	$2,332
First Lien Term Loan Facility	7,189	8,129
Senior Notes	9,749	10,555
Total deferred financing costs	$18,809	$21,016

On January 13, 2012, in connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  The Credit Facilities initially included (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $525 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company was required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of December 28, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

The Company determined that a portion of the refinancing transaction should be accounted for as debt extinguishment. In the first quarter of fiscal 2013 ended June 30, 2012, in accordance with applicable guidance for debt modification and extinguishment, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.  The Company recorded $0.3 million as deferred debt issuance costs and $5.9 million as OID in connection with the amendment.

On October 8, 2013, the Company completed a repricing of its First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereto.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and decreased the LIBOR floor from 1.25% to 1.00%.   Under the amendment, the incremental term loans have the same interest rate as the other term loans. The Company will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

The Company determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, the Company recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.  The Company recorded $1.6 million as deferred debt issuance costs in connection with the amendment.

In addition, the amendment to the First Lien Term Loan Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase (see Note 9 for more information on the Gold-Schiffer Purchase), (b) removed the maximum capital expenditures covenant, c) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013 the permitted payment amount represents the sum of (i) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (ii) $20 million, and (d) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

As of December 28, 2013, the interest rate charged on First Lien Term Loan Facility bore was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of December 28, 2013, the amount outstanding under the First Lien Term Loan Facility was $606.8 million.

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

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to and make capital expenditures or merge or consolidate with or into, another company.  As of December 28, 2013, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at December 28, 2013 was a liability of $2.6 million.  See Note 6 for more information on the Company’s interest rate swap agreement.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of December 28, 2013) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at December 28, 2013), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended December 28, 2013).  The Company must also pay customary letter of credit fees and agency fees.

As of December 28, 2013 and March 30, 2013, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million, and availability under the ABL Facility subject to the borrowing base, was $129.7 million as of December 28, 2013.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  The ABL Facility was further amended on October 8, 2013 to a) remove the maximum capital expenditures covenant and (b) modify the existing provision restricting the Company’s ability to make dividend and other payments so that such payments are subject to achievement of (i) Excess Availability (as defined in the ABL Facility agreement) that is at least the greater of (A) 15% of Maximum Credit (as defined in the ABL Facility agreement) and (B) $20 million and (ii) (A) a ratio of EBITDA (as defined in the ABL Facility) to fixed charges of at least 1.0x or (B) Excess Availability that is at least the greater of 25% of Maximum Credit (as defined in the ABL Facility) and $40 million.

As of December 28, 2013, the Company was in compliance with the terms of the ABL Facility.

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

As of December 28, 2013, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

First lien term loan facility	$6,983	$6,947	$20,574	$21,700
ABL facility	227	221	676	604
Senior notes	6,875	6,493	20,472	20,396
Amortization of deferred financing costs and OID	1,068	1,079	3,280	3,138
Other interest expense	6	7	19	23
Interest expense	$15,159	$14,747	$45,021	$45,861

6.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedged a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company had capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeded 3.00% the Company would have paid interest at the capped rate.  In the event LIBOR was less than 3.00%, the Company would have paid interest at the prevailing LIBOR rate.  In the first three quarters of each of fiscal 2014 and 2013, the Company paid interest at the prevailing LIBOR rate.

The interest rate cap agreement was not been designated as a hedge for financial reporting purposes.  Gains and losses on derivative instruments not designated as hedges are recorded directly in earnings.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreement expires.  The swap agreement, effective November 2013, hedges a portion of contractual floating rate interest commitments through the expiration of the agreements in May 2016.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 1.36% plus an applicable margin of 3.50%.

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	December 28, 2013	March 30, 2013

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,593	$381
Interest rate swap (included in other liabilities)	$1,051	$2,249
Accumulated other comprehensive loss, net of tax (included in shareholders’ equity)	$1,319	$1,252

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Derivatives designated as cash flow hedging instruments:
Loss (gain) related to effective portion of derivative recognized in OCI	$271	$92	$134	$1,109
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$67	$—	$67	$—
Loss (gain) related to ineffective portion of derivative recognized in interest expense	$(96)	$31	$(210)	$673
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$—	$23	$—	$46

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	December 28, 2013
	Total	Level 1	Level 2	Level 3

ASSETS
Other assets – assets that fund deferred compensation	$1,142	$1,142	$—	$—
LIABILITES
Other current liabilities – interest rate swap	$1,593	$—	$1,593	$—
Other long-term liabilities – interest rate swap	$1,051	$—	$1,051	$—
Other long-term liabilities – deferred compensation	$1,142	$1,142	$—	$—

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

There were no Level 3 assets or liabilities as of December 28, 2013.

The Company did not have any transfers in and out of Levels 1 and 2 during the third quarter and first three quarters of fiscal 2014.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 30, 2013 (in thousands):

	March 30, 2013
	Total	Level 1	Level 2	Level 3

ASSETS
Other assets – assets that fund deferred compensation	$1,153	$1,153	$—	$—
LIABILITES
Other current liabilities – interest rate swap	$381	$—	$381	$—
Other long-term liabilities – interest rate swap	$2,249	$—	$2,249	$—
Other long-term liabilities – deferred compensation	$1,153	$1,153	$—	$—

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of December 28, 2013.

The fair value of the Senior Notes was estimated at $283.9 million, or $33.9 million greater than the carrying value, as of December 28, 2013, based on quoted market prices of the debt (Level 1 inputs). The fair value of the Senior Notes was estimated at $288.1 million, or $38.1 million greater than the carrying value, as of March 30, 2013, based on quoted market prices of the debt (Level 1 inputs).

See Note 5 for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A common stock, par value $0.001 per share, of Parent (the “Class A Common Stock”) and 74,603 shares of Class B common stock, par value $0.001 per share, of Parent (the “Class B Common Stock”).  On September 27, 2013, the 2012 Plan was amended to increase the aggregate number of shares available under the 2012 Plan to 85,000 shares.  As of December 28, 2013, options for 44,568 shares of each Class were issued to certain members of management.  Options generally become exercisable over the five year service period and have terms of ten years from date of the grant.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Share repurchase rights

Under the 2012 Plan’s standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that an option can be exercised.  All of the options that the Company has granted to its executive officers and employees (with the exception of options granted to Rollover Investors that contained no repurchase rights and to its current chief executive officer and certain directors that contain less restrictive repurchase rights) contain such repurchase rights. There were 22,544 options outstanding as of December 28, 2013 subject to such repurchase rights that were accounted for as equity-based awards. In accordance with accounting guidance, the Company has not recorded any stock-based compensation expense for these grants.  For all other time-based options, fair value of the option awards is recognized as compensation expense and is included in operating expenses.

Former Executive Put Rights

Pursuant to the employment agreements between the Company and Messrs. Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive had a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by such executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercised the put right.  The put right applied to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agreed to purchase a higher value).  If exercising the put right was prohibited (e.g., under the First Lien Term Loan Credit Facility, the ABL Facility and the Indenture), then the put right would have been extended up to three additional years until Parent was no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent was at no time able to make the required payments, the put right would have expired and deemed unexercised.  For payout after the first year, the put right was only at the fair market value as of the date the exercising the put right.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive could exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $1.2 million and $6.5 million as of September 28, 2013 and March 30, 2013, respectively. In the third quarter of fiscal 2014, these put rights were terminated as a result of the Gold-Schiffer Purchase, and there was no fair value associated with these put rights as of December 28, 2013. Changes in the fair value for these put rights have been included in operating expenses. See Note 9 for more information regarding the Gold-Schiffer Purchase.

Chief Executive Officer Equity Awards

On October 9, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, the compensation committee of Parent granted to Mr. Gonthier stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock.  Subject to the continued employment of Mr. Gonthier, (a) 75% of the Options will vest according to a timetable of 30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and (b) 25% of these options will vest subject to the Company’s and Parent’s achievement of performance hurdles.  These options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the third quarter and the first three quarters of fiscal 2014, as a result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(0.7) million and $(6.0) million, respectively.  During the third quarter and the first three quarters of fiscal 2013, the Company incurred stock-based compensation expense of $0.8 million and $2.4 million, respectively.  There was no stock-based compensation expense for former executive put rights in the third quarter and the first three quarters of fiscal 2013.

The fair value of time-based stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the First Three Quarters Ended
	December 28, 2013	December 29, 2012

Weighted-average fair value of options granted	$362.50	$369.59
Risk free interest rate	1.78%	0.71%
Expected life (in years)	6.28	6.32
Expected stock price volatility	33.99%	37.90%
Expected dividend yield	None	None

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

The fair value of the options granted to the Company’s Chief Executive Officer that will vest based on the Company’s and Parent’s achievement of certain performance hurdles was valued using a Monte Carlo simulation method.  Compensation expense associated with these options will not be recognized until the performance hurdles are achieved.

The following summarizes stock option activity in the first three quarters of fiscal 2014:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at the beginning of the period	55,279		$1,000
Granted	27,075	(a)	$1,189
Exercised	—		$—
Cancelled	(37,786	)(b)	$1,001

Outstanding at the end of the period	44,568		$1,114	8.20

Exercisable at the end of the period	3,653		$1,000	8.40

Exercisable and expected to vest at the end of the period	37,572		$1,103	9.10

(a)         Includes 5,376 options granted to the Company’s Chief Executive Officer that will vest upon the Company’s and Parent’s achievement of certain performance hurdles.

(b)         Includes cancellation and forfeiture of 35,525 options as a result of the Gold-Schiffer Purchase (as described more fully in Note 9).

The following table summarizes the stock awards available for grant under the 2012 Plan:

Number of Shares

Available for grant as of March 30, 2013	19,324
Authorized	10,397
Granted	(27,075)
Cancelled	37,786
Available for grant at December 28, 2013	40,432

9.                                      Related-Party

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

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with certain former members of the Company’s management, Eric Schiffer, Jeff Gold and Howard Gold (who was a director of Parent and the Company at the date of the agreement), and Karen Schiffer, Sherry Gold and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Sellers”), pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Seller were cancelled and forfeited, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Sellers who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand of Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million. (See Note 5 for information on restrictions under instruments governing the Company’s indebtedness on the Company’s ability to make dividend and similar payments.)  In addition, the Company made a payment of $7.8 million to the Sellers for cancellation and forfeiture of all options to purchase Class A Common Stock and Class B Common Stock held by the Sellers.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with one of Parent’s sponsors, an affiliate of Ares Management LLC, are lenders. As of December 28, 2013, certain affiliates of Ares held approximately $3.5 million of term loans under the First Lien Term Loan Facility. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first three quarters of fiscal 2014 was a benefit rate of 70.3% compared to a charge rate of 34.8% for the first three quarters of fiscal 2013.  The change in the effective tax rate is primarily due to a pre-tax loss in the third quarter of fiscal 2014, the benefit of federal hiring credits and the discrete items recognized during the first three quarters of fiscal 2014.  The discrete items included the release of valuation allowance associated with $11.6 million in California EZ credit carryforwards and a $1.7 million discrete charge recognized relating to the payment made as part of the Gold-Schiffer Purchase to cancel all options held by the Sellers. See Note 9 for more information regarding the Gold-Schiffer Purchase.

During the second quarter of fiscal 2014, the legislation that eliminated the California Enterprise Zone (“EZ”) hiring credits after December 31, 2013 was signed into law. Under the prior legislation, the Company generated EZ credits on an ongoing basis that it could not fully utilize and, therefore, had recorded a valuation allowance on $11.6 million of carryforward credits at the end of fiscal 2013.  As a result of the law change, the Company will no longer add to its existing EZ credit carryforwards after the current tax year.  Rather, the Company will be able to utilize its EZ credit carryforwards in subsequent taxable years.  Based on the foregoing, the Company released the valuation allowance associated with its $11.6 million of California EZ credit carryforwards as a discrete item in the second quarter of fiscal 2014, which benefited the income tax provision by $7.5 million.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 28, 2013, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2008 forward.  The federal tax return for the period ended March 27, 2010 was examined by the Internal Revenue Service resulting in no changes to the reported tax.  Currently, the federal tax return for the period January 14, 2012 to March 31, 2012 is under examination by the Internal Revenue Service.

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

The Company has recently experienced a significant increase in the severity of its open claims, the majority of which are litigated.  As a result of the increase in severity of open claims, the Company significantly increased its workers’ compensation liability reserves in the third quarter of fiscal 2014.  As of December 28, 2013 and March 30, 2013, the Company had recorded a liability $73.5 million and $39.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of December 28, 2013 and March 30, 2013 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  As of December 28, 2013 and March 30, 2013, the Company had recorded a liability of $0.7 million and $0.5 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Thomas Allen v. 99¢ Only Stores.   Plaintiff, a former store manager for the Company, filed an action against the Company on March 18, 2011 in the Superior Court of the State of California, County of Los Angeles alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay overtime, provide meal and rest periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code and a cause of action pursuant to the Private Attorneys General Act of 2004 (“PAGA”).  The plaintiff sought to represent a class of all employees who were employed by the Company as salaried managers in the Company’s retail stores from March 18, 2007, through the date of trial or settlement.  The plaintiff sought to recover unpaid wages, statutory penalties, interest, attorney’s fees and costs, declaratory relief, injunctive relief and restitution.  The parties entered into a settlement agreement for an immaterial amount, which was approved by the court on August 23, 2013.  The case has been dismissed and all settlement amounts have been distributed pursuant to the settlement agreement.  This matter is now concluded.

Shelley Pickett v. 99¢ Only Stores.  Plaintiff, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. The plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint, and the Court of Appeals affirmed the trial court’s ruling.  The Company’s petition review of the decision in the California Supreme Court was denied on January 15, 2014, and remittitur issued on January 27, 2014.  A trial setting conference had been set for January 7, 2014, but the parties stipulated to take the conference off calendar in light of the then-pending petition for review.  The trial court has set the matter for a non-appearance case review on April 11, 2014.  On June 27, 2013, the plaintiff entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that that release the plaintiff executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general, and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified the plaintiff of its position by a letter dated as of July 30, 2013, but she has yet to dismiss the lawsuit.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.   Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only and set a further status conference for August 5, 2014.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

12.                               Assets Held for Sale

Assets held for sale as of December 28, 2013 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

In October 2013, the Company completed the sale of the land in La Quinta, California and received proceeds of $0.7 million. The carrying value of the La Quinta land was $0.4 million.

13.                               Other Accrued Expenses

Other accrued expenses as of December 28, 2013 and March 30, 2013 are as follows (in thousands):

	December 28, 2013	March 30, 2013
Accrued occupancy costs	$8,744	$7,514
Accrued legal reserves and fees	5,940	3,367
Accrued professional fees, outside services and advertising	4,187	3,271
Accrued interest	3,218	9,243
Other	10,055	6,300
Total other accrued expenses	$32,144	$29,695

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which is effective for fiscal years and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward.  This new guidance will be effective for the Company in the first quarter of fiscal 2015 and is not expected to have a material impact on the Company or its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of December 28, 2013 and March 30, 2013, the Senior Notes are fully and unconditionally guaranteed by the Company’s direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Company and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Company, and the Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$42,205	$1,364	$—	$43,569
Accounts receivable, net	1,652	196	—	1,848
Income taxes receivable	28,692	—	—	28,692
Deferred income taxes	35,845	—	—	35,845
Inventories, net	169,022	26,677	—	195,699
Assets held for sale	1,680	—	—	1,680
Other	15,897	1,633	—	17,530
Total current assets	294,993	29,870	—	324,863
Property and equipment, net	418,389	63,440	—	481,829
Deferred financing costs, net	18,809	—	—	18,809
Equity investments and advances to subsidiaries	226,480	145,607	(372,087)	—
Intangible assets, net	464,240	2,563	—	466,803
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,538	508	—	6,046
Total assets	$1,908,194	$241,988	$(372,087)	$1,778,095

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$53,047	$6,091	$—	$59,138
Intercompany payable	145,608	140,811	(286,419)	—
Payroll and payroll-related	25,600	1,955	—	27,555
Sales tax	7,752	709	—	8,461
Other accrued expenses	27,321	4,823	—	32,144
Workers’ compensation	73,527	75	—	73,602
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88
Total current liabilities	339,081	154,464	(286,419)	207,126
Long-term debt, net of current portion	850,669	—	—	850,669
Unfavorable lease commitments, net	11,615	410	—	12,025
Deferred rent	10,980	1,446	—	12,426
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	205	—	—	205
Long-term deferred income taxes	188,619	—	—	188,619
Other liabilities	6,131	—	—	6,131
Total liabilities	1,408,442	156,320	(286,419)	1,278,343

Member’s Equity:
Common units	545,116	—	—	545,116
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(24,845)	(14,275)	14,275	(24,845)
Other comprehensive loss	(1,319)	—	—	(1,319)
Total equity	499,752	85,668	(85,668)	499,752
Total liabilities and equity	$1,908,194	$241,988	$(372,087)	$1,778,095

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 30, 2013

 (In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$45,841	$113	$(478)	$45,476
Accounts receivable, net	1,672	179	—	1,851
Income taxes receivable	3,969	—	—	3,969
Deferred income taxes	33,139	—	—	33,139
Inventories, net	172,068	29,533	—	201,601
Assets held for sale	2,106	—	—	2,106
Other	15,300	1,070	—	16,370
Total current assets	274,095	30,895	(478)	304,512
Property and equipment, net	413,543	62,508	—	476,051
Deferred financing costs, net	21,016	—	—	21,016
Equity investments and advances to subsidiaries	119,642	34,631	(154,273)	—
Intangible assets, net	468,593	2,766	—	471,359
Goodwill	479,745	—	—	479,745
Deposits and other assets	4,191	363	—	4,554
Total assets	$1,780,825	$131,163	$(154,751)	$1,757,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,595	$3,894	$(478)	$50,011
Intercompany payable	32,991	28,075	(61,066)	—
Payroll and payroll-related	15,798	1,298	—	17,096
Sales tax	6,628	572	—	7,200
Other accrued expenses	26,892	2,803	—	29,695
Workers’ compensation	39,423	75	—	39,498
Current portion of long-term debt	8,567	—	—	8,567
Current portion of capital lease obligation	83	—	—	83
Total current liabilities	176,977	36,717	(61,544)	152,150
Long-term debt, net of current portion	749,758	—	—	749,758
Unfavorable lease commitments, net	14,200	633	—	14,833
Deferred rent	4,217	606	—	4,823
Deferred compensation liability	1,153	—	—	1,153
Capital lease obligation, net of current portion	271	—	—	271
Long-term deferred income taxes	186,851	—	—	186,851
Other liabilities	8,428	—	—	8,428
Total liabilities	1,141,855	37,956	(61,544)	1,118,267

Shareholders’ Equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	654,424	99,943	(99,943)	654,424
Accumulated deficit	(14,202)	(6,736)	6,736	(14,202)
Other comprehensive loss	(1,252)	—	—	(1,252)
Total shareholders’ equity	638,970	93,207	(93,207)	638,970
Total liabilities and shareholders’ equity	$1,780,825	$131,163	$(154,751)	$1,757,237

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Third Quarter Ended December 28, 2013

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$444,586	$43,333	$—	$487,919
Cost of sales (excluding depreciation and amortization expense shown separately below)	272,816	28,555	—	301,371
Gross profit	171,770	14,778	—	186,548
Selling, general and administrative expenses:
Operating expenses	172,777	14,984	—	187,761
Depreciation and amortization	13,830	2,736	—	16,566
Total selling, general and administrative expenses	186,607	17,720	—	204,327
Operating loss	(14,837)	(2,942)	—	(17,779)
Other (income) expense:
Interest income	(1)	—	—	(1)
Interest expense	15,159	—	—	15,159
Loss on extinguishment of debt	4,391	—	—	4,391
Equity in (earnings) loss of subsidiaries	2,942	—	(2,942)	—
Total other expense, net	22,491	—	(2,942)	19,549
Loss before provision for income taxes	(37,328)	(2,942)	2,942	(37,328)
Benefit for income taxes	(18,054)	—	—	(18,054)
Net loss	$(19,274)	$(2,942)	$2,942	$(19,274)
Comprehensive loss	$(19,478)	$—	$—	$(19,478)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the First Three Quarters Ended December 28, 2013

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,245,912	$119,796	$—	$1,365,708
Cost of sales (excluding depreciation and amortization expense shown separately below)	766,732	78,436	—	845,168
Gross profit	479,180	41,360	—	520,540
Selling, general and administrative expenses:
Operating expenses	417,502	41,002	—	458,504
Depreciation and amortization	40,564	7,897	—	48,461
Total selling, general and administrative expenses	458,066	48,899	—	506,965
Operating income (loss)	21,114	(7,539)	—	13,575
Other (income) expense:
Interest income	(16)	—	—	(16)
Interest expense	45,021	—	—	45,021
Loss on extinguishment of debt	4,391	—	—	4,391
Equity in (earnings) loss of subsidiaries	7,539	—	(7,539)	—
Total other expense, net	56,935	—	(7,539)	49,396
Loss before provision for income taxes	(35,821)	(7,539)	7,539	(35,821)
Benefit for income taxes	(25,178)	—	—	(25,178)
Net loss	$(10,643)	$(7,539)	$7,539	$(10,643)
Comprehensive loss	$(10,710)	$—	$—	$(10,710)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Three Quarters Ended December 28, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$68,758	$9,553	$478	$78,789
Cash flows from investing activities:
Purchases of property and equipment	(44,445)	(8,323)	—	(52,768)
Proceeds from sales of fixed assets	1,449	21	—	1,470
Net cash used in investing activities	(42,996)	(8,302)	—	(51,298)
Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Dividend paid	(95,512)	—	—	(95,512)
Payment of debt	(4,639)	—	—	(4,639)
Payments of capital lease obligation	(61)	—	—	(61)
Payments of debt issuance costs	(2,343)	—	—	(2,343)
Payments to cancel stock options of Number Holdings, Inc.	(7,781)	—	—	(7,781)
Proceeds from debt	100,000	—	—	100,000
Excess tax benefit from share-based payment arrangements	138	—	—	138
Net cash used in financing activities	(29,398)	—	—	(29,398)
Net (decrease) increase in cash	(3,636)	1,251	478	(1,907)
Cash – beginning of period	45,841	113	(478)	45,476
Cash – end of period	$42,205	$1,364	$—	$43,569

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Three Quarters Ended December 29, 2012

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$59,617	$(5,491)	$(1,462)	$52,664
Cash flows from investing activities:
Purchases of property and equipment	(41,848)	(2,580)	—	(44,428)
Proceeds from sale of fixed assets	12,044	—	—	12,044
Purchases of investments	(1,525)	—	—	(1,525)
Proceeds from sale of investments	4,372	—	—	4,372
Investment in subsidiaries	(4,213)	—	4,213	—
Net cash used in investing activities	(31,170)	(2,580)	4,213	(29,537)
Cash flows from financing activities:
Payment of debt	(3,928)	—	—	(3,928)
Payments of capital lease obligation	(58)	—	—	(58)
Payment of debt issuance costs	(11,230)	—	—	(11,230)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(15,216)	4,213	(4,213)	(15,216)
Net increase (decrease) in cash	13,231	(3,858)	(1,462)	7,911
Cash – beginning of period	23,793	3,973	—	27,766
Cash – end of period	$37,024	$115	$(1,462)	$35,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Unaudited Consolidated Financial Statements) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.

General

We are an extreme value retailer of consumable and general merchandise and seasonal products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving. In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board, and prior to the Gold-Schiffer Purchase (as described in Notes 9 to the Unaudited Consolidated Financial Statements) certain former members of our management and their affiliates (the “Rollover Investors”).

The Merger was accounted for as a business combination, whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities at fair value.  In connection with the Merger, we incurred significant indebtedness.  Subsequent to the Merger, interest expense and non-cash depreciation and amortization charges have significantly increased.

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year. Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable. This Report for the quarter ended December 28, 2013 will be the last interim filing under the old fiscal year.   Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and will end on January 31, 2014 and will consist of 44 weeks.  Our fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The third quarter ended December 28, 2013 (the “third quarter of fiscal 2014”) and the third quarter ended December 29, 2012 (the “third quarter of fiscal 2013”) were each comprised of 91 days.  The first three quarters ended December 28, 2013 (“first three quarters of fiscal 2014”) and first three quarters ended December 29, 2012 (“first three quarters of fiscal 2013”) were each comprised of 273 days.  Our fourth quarter of fiscal 2014 (“fourth quarter of fiscal 2014”) will consist of 34 days beginning on December 29, 2013 and ending on January 31, 2014.   Our fiscal year 2015 (“fiscal 2015”) will consist of 52 weeks beginning February 1, 2014 and ending January 30, 2015.

For the third quarter of fiscal 2014, we had net sales of $487.9 million, operating loss of $17.8 million and net loss of $19.3 million.  Sales increased during the third quarter of fiscal 2014 primarily due to a 3.0% increase in same-store sales, the full quarter effect of 19 new stores opened in fiscal 2013, and the effect of 25 new stores opened in fiscal 2014.  For the first three quarters of fiscal 2014, we had net sales of $1,365.7 million, operating income of $13.6 million and net loss of $10.6 million.  Sales increased during the first three quarters of fiscal 2014 primarily due to a 3.9% increase in same-store sales, the full year effect of 19 new stores opened in fiscal 2013, and the effect of 25 new stores opened in fiscal 2014.

During the third quarter of fiscal 2014, we opened 11 net new stores. In first three quarters of fiscal 2014, we opened 24 net new stores.  The Company plans to open approximately three additional stores during the fourth quarter of fiscal 2014. We believe that our near term growth for the remainder of fiscal 2014 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. Since the filing of our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, there have been no significant changes to our critical accounting policies and estimates.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances.  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $23.7 million and $19.7 million for the third quarter of each of fiscal 2014 and 2013, respectively, and totaled $68.2 million and $56.7 million for the first three quarters of each of fiscal 2014 and 2013, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	December 28, 2013	% of Net Sales	December 29, 2012	% of Net Sales	December 28, 2013	% of Net Sales	December 29, 2012	% of Net Sales
Net Sales:
99¢ Only Stores	$475,425	97.4%	$427,102	97.2%	$1,327,914	97.2%	$1,198,131	97.1%
Bargain Wholesale	12,494	2.6	12,388	2.8	37,794	2.8	35,672	2.9
Total sales	487,919	100.0	439,490	100.0	1,365,708	100.0	1,233,803	100.0
Cost of sales (excluding depreciation and amortization expense shown separately below)	301,371	61.8	264,231	60.1	845,168	61.9	750,832	60.9
Gross profit	186,548	38.2	175,259	39.9	520,540	38.1	482,971	39.1
Selling, general and administrative expenses:
Operating expenses	187,761	38.5	126,012	28.7	458,504	33.6	365,145	29.6
Depreciation	16,120	3.3	14,290	3.3	47,131	3.5	41,973	3.4
Amortization of intangible assets	446	0.1	442	0.1	1,330	0.1	1,325	0.1
Total selling, general and administrative expenses	204,327	41.9	140,744	32.0	506,965	37.1	408,443	33.1
Operating (loss) income	(17,779)	(3.6)	34,515	7.9	13,575	1.0	74,528	6.0
Other (income) expense:
Interest income	(1)	0.0	(29)	0.0	(16)	0.0	(288)	0.0
Interest expense	15,159	3.1	14,747	3.4	45,021	3.3	45,861	3.7
Loss on extinguishment of debt	4,391	0.9	—	0.0	4,391	0.3	16,346	1.3
Other	—	0.0	252	0.1	—	0.0	319	0.0
Total other expense, net	19,549	4.0	14,970	3.4	49,396	3.6	62,238	5.0
(Loss) income before provision for income taxes	(37,328)	(7.7)	19,545	4.4	(35,821)	(2.6)	12,290	1.0
(Benefit) provision for income taxes	(18,054)	(3.7)	6,853	1.6	(25,178)	(1.8)	4,279	0.3
Net (loss) income	$(19,274)	(4.0)%	$12,692	2.9%	$(10,643)	(0.8)%	$8,011	0.6%

Third Quarter Ended December 28, 2013 Compared to Third Quarter Ended December 29, 2012

Net sales.  Total net sales increased $48.4 million, or 11.0%, to $487.9 million in the third quarter of fiscal 2014, from $439.5 million in the third quarter of fiscal 2013.  Net retail sales increased $48.3 million, or 11.3%, to $475.4 million in the third quarter of fiscal 2014, from $427.1 million in the third quarter of fiscal 2013.  Bargain Wholesale net sales increased by approximately $0.1 million, or 0.9%, to $12.5 million in the third quarter of fiscal 2014, from $12.4 million in the third quarter of fiscal 2013.  Of the $48.3 million increase in net retail sales, $12.6 million was due to a 3.0% increase in same-store sales from increased transaction and slightly higher ticket.  The full quarter effect of stores opened in fiscal 2013 increased net retail sales by $12.1 million and the effect of new stores opened during fiscal 2014 increased net retail sales by $24.7 million.  The increase in sales was partially offset by a decrease in sales of approximately $1.1 million due to the effect of a closed store.

Gross profit.  Gross profit increased $11.3 million, or 6.4%, to $186.5 million in the third quarter of fiscal 2014, from $175.3 million in the third fiscal quarter of 2013.  As a percentage of net sales, overall gross margin decreased to 38.2% in the third quarter of fiscal 2014, from 39.9% in the third quarter of fiscal 2013.  Among the gross profit components, cost of products sold decreased by 40 basis points compared to the third quarter of fiscal 2013, primarily attributable to a shift in the product mix toward higher margin general merchandise.  Gross profit was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million in the third quarter of fiscal 2014, representing 200 basis points (as described in Note 1 to the Unaudited Consolidated Financial Statements). Inventory shrinkage decreased by 10 basis points compared to the third quarter of fiscal 2013.  The remaining change was attributable to other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $61.8 million to $187.8 million in the third quarter of fiscal 2014, from $126.0 million in the third quarter of fiscal 2013.  As a percentage of net sales, operating expenses increased to 38.5% for the third quarter of fiscal 2014, from 28.7% for the third quarter of fiscal 2013.  Of the 980 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 20 basis points, distribution and transportation costs increased by 40 basis points, corporate expenses increased by 180 basis points, and other items increased by 740 basis points.

Retail operating expenses for the third quarter of fiscal 2014 increased as a percentage of net sales by 20 basis points to 20.8% of net sales, compared to 20.6% of net sales for the third quarter of fiscal 2013.  The majority of the increase was due to higher payroll-related expenses, with smaller increases in other expenses such as rent, utilities and outside service fees as a percentage of net sales.

Distribution and transportation expenses for the third quarter of fiscal 2014 increased as a percentage of net sales by 40 basis points to 4.9% of net sales, compared to 4.5% of net sales for the third quarter of fiscal 2013.  The increase in distribution and transportation expenses compared to the third quarter of fiscal 2013 was primarily due to increase in rent expense for additional warehouse space and higher labor costs.

Corporate operating expenses for the third quarter of fiscal 2014 increased as a percentage of net sales by 180 basis points to 4.9% of net sales as compared to 3.1% of net sales for the third quarter of fiscal 2013.  The increase as a percentage of sales was primarily due to $4.3 million in severance and other expenses associated with a corporate reduction in force that was initiated in the third quarter of fiscal 2014, as well as an increase in legal reserves of $2.9 million.

The remaining operating expenses for the third quarter of fiscal 2014 increased as a percentage of net sales by 740 basis points to 7.8% compared to 0.4% of net sales for the third quarter of fiscal 2013.  In the third quarter of fiscal 2014, primarily as a result of an increase in severity of workers’ compensation claims, we recorded an increase to workers’ compensation accrual of $38.1 million, representing 780 basis points (as described in Note 11 to the Unaudited Consolidated Financial Statements).  This increase in remaining operating expenses was partially offset by lower stock-based compensation expense, where as a result of a decrease in the fair value of former executive put rights, we recorded a negative stock-based compensation expense of $(0.7) million, compared to an expense of $0.8 million in the third quarter of fiscal 2013.

Depreciation and amortization.  Depreciation increased $1.8 million to $16.1 million in the third quarter of fiscal 2014 from $14.3 million in the third quarter of fiscal 2013.  Depreciation as a percentage of net sales was 3.3% in each of the third quarter of fiscal 2014 and fiscal 2013.  The increase was primarily a result of adding new depreciable assets from new store openings, the full quarter depreciation impact of stores opened in fiscal 2013 and adding new depreciable assets for technology projects. Amortization of intangibles was $0.4 million in each of the third quarter of fiscal 2014 and 2013.

Operating (loss) income.  Operating loss was $17.8 million for the third quarter of fiscal 2014 compared to operating income of $34.5 million for the third quarter of fiscal 2013.  Operating loss as a percentage of net sales was (3.6)% in the third quarter of fiscal 2014 compared to 7.9% in the third quarter of fiscal 2013.  The decrease in operating income as a percentage of net sales to a loss was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $15.2 million for the third quarter of 2014 compared to interest expense of $14.7 million for the third quarter of fiscal 2013, primarily reflecting debt service on outstanding borrowings. Loss on extinguishment of debt was $4.4 million relating to amendment of the First Lien Term Loan Facility (as defined below) in October 2013.

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $18.1 million for the third quarter of fiscal 2014 compared to a provision of $6.9 million for the third quarter of fiscal 2013, primarily due to a pre-tax loss in the third quarter of fiscal 2014. The effective income tax rate for the third quarter of fiscal 2014 was a benefit rate of 48.4% compared to a charge rate of 35.1% for the third quarter of fiscal 2013.  The change in the effective tax rate is primarily due to a pre-tax loss and the benefit of federal hiring credits and a discrete charge during the third quarter of fiscal 2014 (as described in Note 10 to the Unaudited Consolidated Financial Statements).

Net (loss) income.  As a result of the items discussed above, net loss for the third quarter of fiscal 2014 was $19.3 million compared to net income of $12.7 million for the third quarter of fiscal 2013.  Net loss as a percentage of net sales was (4.0)% for the third quarter of fiscal 2014 compared to net income of 2.9% for the third quarter of fiscal 2013.

First Three Quarters Ended December 28, 2013 Compared to the First Three Quarters Ended December 29, 2012

Net sales.  Total net sales increased $131.9 million, or 10.7%, to $1,365.7 million for the first three quarters of fiscal 2014, from $1,233.8 million for the first three quarters of fiscal 2013.  Net retail sales increased $129.8 million, or 10.8%, to $1,327.9 million for the first three quarters of fiscal 2014, from $1,198.1 million for the first three quarters of fiscal 2013.  Bargain Wholesale net sales increased by approximately $2.1 million, or 5.9%, to $37.8 million for the first three quarters of fiscal 2014, from $35.7 million for the first three quarters of fiscal 2013.  Of the $129.8 million increase in net retail sales, $46.5 million was due to a 3.9%

increase in same-store sales from increased transactions and higher average ticket.  The full quarter effect of stores opened in fiscal 2013 increased net retail sales by $49.5 million and the effect of new stores opened during fiscal 2014 increased net retail sales by $38.9 million.  The increase in sales was partially offset by a decrease in sales of approximately $5.1 million due to the effect of closed stores.

Gross profit.  Gross profit increased $37.6 million, or 7.8%, to $520.5 million for the first three quarters of fiscal 2014, from $483.0 million for the first three quarters of 2013.  As a percentage of net sales, overall gross margin decreased to 38.1% for the first three quarters of fiscal 2014, from 39.1% for the first three quarters of fiscal 2013.  Among the gross profit components, cost of products sold was flat compared to the first three quarters of fiscal 2013.  Gross profit was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million in the third quarter of fiscal 2014, representing 70 basis points (as described in Note 1 to the Unaudited Consolidated Financial Statements). Inventory shrinkage was flat compared to the first three quarters of fiscal 2013.  The remaining change was made up of increases in freight costs of 10 basis points and other less significant items included in cost of sales.

Operating expenses.  Operating expenses increased by $93.4 million, or 25.6%, to $458.5 million for the first three quarters of fiscal 2014, from $365.1 million for the first three quarters of fiscal 2013.  As a percentage of net sales, operating expenses increased to 33.6% for the first three quarters of fiscal 2014, from 29.6% for the first three quarters of fiscal 2013.  Of the 400 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 30 basis points, distribution and transportation costs increased by 40 basis points, corporate expenses increased by 120 basis points, and other items increased by 210 basis points.

Retail operating expenses for the first three quarters of fiscal 2014 increased as a percentage of net sales by 30 basis points to 21.5% of net sales, compared to 21.2% of net sales for the first three quarters of fiscal 2013.  The majority of the increase was due to higher payroll-related costs, utilities and outside service professional fees as a percentage of net sales.

Distribution and transportation expenses for the first three quarters of fiscal 2014 increased as a percentage of net sales by 40 basis points to 5.0% of net sales, compared to 4.6% of net sales for the first three quarters of fiscal 2013.  The increase in distribution and transportation expenses compared to the first three quarters of fiscal 2013, was primarily due to higher labor costs and an increase in rent expense for additional warehouse space.

Corporate operating expenses for the first three quarters of fiscal 2014 increased as a percentage of net sales by 120 basis points to 4.5% of net sales as compared to 3.3% of net sales for the first three quarters of fiscal 2013.  The increase as a percentage of sales was primarily due to higher payroll-related expenses (primarily due to severance charges related to our corporate reduction in force initiated in the third quarter of fiscal 2014), legal expenses and outside service professional fees.

The remaining operating expenses for the first three quarters of fiscal 2014 increased as a percentage of net sales by 210 basis points to 2.5% compared to 0.4% of net sales for the first three quarters of fiscal 2013.  In the third quarter of fiscal 2014, primarily as a result of an increase in severity of workers’ compensation claims, we recorded an increase to workers’ compensation accrual of $38.1 million, representing 280 basis points (as described in Note 11 to the Unaudited Consolidated Financial Statements). This increase in remaining operating expenses was partially offset by lower stock-based compensation expense, attributable to a decrease in the fair value of former executive put rights, that resulted in a negative stock-based compensation expense of $(6.0) million, compared to an expense of $2.4 million for the first three quarters of fiscal 2013.

Depreciation and amortization.  Depreciation increased $5.1 million to $47.1 million for the first three quarters of fiscal 2014 from $42.0 million for the first three quarters of fiscal 2013.  Depreciation as a percentage of net sales was 3.5% for the first three quarters of fiscal 2014 and 3.4% for the first three quarters of fiscal 2013.  The increase was primarily a result of adding new depreciable assets from new store openings, the full quarter depreciation impact of stores opened in fiscal 2013 and adding new depreciable assets for completed information technology projects. Amortization of intangibles was $1.3 million in each of the first three quarters of fiscal 2014 and 2013.

Operating income.  Operating income was $13.6 million for the first three quarters of fiscal 2014 compared to operating income of $74.5 million for the first three quarters of fiscal 2013.  Operating income as a percentage of net sales was 1.0% for the first three quarters of fiscal 2014 compared to 6.0% for the first three quarters of fiscal 2013.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $45.0 million for the first three quarters of fiscal 2014 compared to interest expense of $45.9 million for the first three quarters of fiscal 2013, primarily reflecting debt service on borrowings outstanding. Loss on extinguishment of debt was $4.4 million for the first three quarters of fiscal 2014 and $16.3 million for the first three quarters of fiscal 2013, relating to amendments of the First Lien Term Loan Facility (as defined below) in October 2013 and April 2012, respectively.

Interest income and other expenses.  Interest income for the first three quarters of fiscal 2014 was not significant due to liquidation of our previously-held investment portfolio. Interest income was $0.3 million for the first three quarters of fiscal 2013.  Other expense for the first three quarters of fiscal 2013 was $0.3 million, primarily due to realized losses on sale of investments.

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $25.2 million for the first three quarters of fiscal 2014 compared to a provision of $4.3 million for the first three quarters of fiscal 2013, primarily due to a pre-tax loss in the first three quarters of fiscal 2014. The effective income tax rate for the first three quarters of fiscal 2014 was a benefit rate of 70.3% compared to a charge rate of 34.8% for the first three quarters of fiscal 2013.  The change in the effective tax rate is primarily due to the benefit of federal hiring credits and the discrete items recognized during the first three quarters of fiscal 2014 (as described in Note 10 to the Unaudited Consolidated Financial Statements).

Net (loss) income.  As a result of the items discussed above, net loss for the first three quarters of fiscal 2014 was $10.6 million compared to net income of $8.0 million for the first three quarters of fiscal 2013.  Net loss as a percentage of net sales was (0.8)% for the first three quarters of fiscal 2014 compared to net income of 0.6% for the first three quarters of fiscal 2013.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility (as defined below) for at least the next 12 months.  We currently do not intend to use the availability under our ABL Facility to fund our capital needs in the remainder of fiscal 2014 and our fiscal year ended January 30, 2015 (“fiscal 2015”); however, depending on the exact timing of budgeted capital expenditures, we may borrow under our ABL Facility for short-term capital requirements from time to time. Our availability under our ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the third quarter of fiscal 2014, we held $43.6 million in cash, and our total indebtedness was $856.8 million consisting of borrowings under our First Lien Term Loan Facility of $606.8 million and $250 million of our Senior Notes (as defined below).  We had up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of December 28, 2013, availability under the ABL Facility subject to the borrowing base was $129.7 million.  We also have, and will continue to have, significant lease obligations.  As of December 28, 2013, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2014 and fiscal 2015 are $4.8 million and $59.9 million, respectively.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  As of December 28, 2013, the Credit Facilities include (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $613.8 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility were guaranteed by Parent and our direct wholly owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

We were required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of December 28, 2013), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

We determined that a portion of the refinancing transaction was to be accounted for as debt extinguishment, representing the outstanding principal amount of loans held by lenders under the original First Lien Term Loan Facility that were not lenders under the amended First Lien Term Loan Facility.  In the first quarter of fiscal 2013, in accordance with applicable guidance for debt modification and extinguishment, we recognized a $16.3 million loss on debt extinguishment in the first quarter of fiscal 2013 related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and refinancing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

On October 8, 2013, we completed a repricing of our First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereto.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and decreased the LIBOR floor from 1.25% to 1.00%.   Under the amendment, the incremental term loans have the same interest rate as the other term loans. We will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

We determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, we recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

In addition, the amendment to the First Lien Term Loan Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase (as defined below) (see “—Repurchase Transaction with Rollover Investors” for more information), (b) removed the maximum capital expenditures covenant, (c) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013 the permitted payment amount represents the sum of (i) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (ii) $20 million, and (d) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

As of December 28, 2013, the interest rate charged on First Lien Term Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of December 28, 2013, the amount outstanding under the First Lien Term Loan Facility was $606.8 million.

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

The First Lien Term Loan Facility includes restrictions on our ability and the ability of Parent, 99 Cents Texas and certain of our future subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of December 28, 2013, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at December 28, 2013 was a liability of $2.6 million.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of December 28, 2013) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at December 28, 2013) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended December 28, 2013).  We must also pay customary letter of credit fees and agency fees.

As of December 28, 2013 and March 30, 2013, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base was $129.7 million as of December 28, 2013.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of December 28, 2013 we were in compliance with the terms of the ABL Facility.

On October 8, 2013, we amended the ABL Facility to (a) remove the maximum capital expenditures covenant and (b) modify the existing provision restricting the Company’s ability to make dividend and other payments so that such payments are subject to achievement of (i) Excess Availability (as defined in the ABL Facility agreement) that is at least the greater of (A) 15% of Maximum Credit (as defined in the ABL Facility agreement) and (B) $20 million and (ii) (A) a ratio of EBITDA (as defined in the ABL Facility) to fixed charges of at least 1.0x or (B) Excess Availability that is at least the greater of 25% of Maximum Credit (as defined in the ABL Facility) and $40 million.

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

As of December 28, 2013, we were in compliance with the terms of the Indenture.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with certain former members of the Company’s management, Eric Schiffer, Jeff Gold and Howard Gold (who was a director of Parent and the Company at the date of the agreement), and Karen Schiffer, Sherry Gold and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Sellers”), pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Seller were cancelled and forfeited, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation

and Release Agreements with the Sellers who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand at the Company and Parent.  In connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million. (See Note 5 to our Unaudited Consolidated Financial Statements for information on restrictions under instruments governing the Company’s indebtedness on the Company’s ability to make dividend and similar payments.)  In addition, we made a payment of $7.8 million to the Sellers for cancellation and forfeiture of all options to purchase Class A Common Stock and Class B Common Stock held by the Sellers.

Cash Flows

Operating Activities

	First Three Quarters Ended
	December 28, 2013	December 29, 2012
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(10,643)	$8,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47,131	41,973
Amortization of deferred financing costs and accretion of OID	3,280	3,138
Amortization of intangible assets	1,330	1,325
Amortization of favorable/unfavorable leases, net	423	137
Loss on extinguishment of debt	4,391	16,346
(Gain) loss on disposal of fixed assets	(366)	681
(Gain) loss on interest rate hedge	(97)	719
Excess tax benefit from share-based payment arrangements	(138)	—
Deferred income taxes	(893)	781
Stock-based compensation	(6,015)	2,428

Changes in assets and liabilities associated with operating activities:
Accounts receivable	3	1,700
Inventories	5,902	(24,940)
Deposits and other assets	(2,031)	(3,167)
Accounts payable	7,989	11,439
Accrued expenses	14,169	(2,395)
Accrued workers’ compensation	34,104	(1,491)
Income taxes	(24,723)	(7,372)
Deferred rent	7,603	3,455
Other long-term liabilities	(2,630)	(104)
Net cash provided by operating activities	$78,789	$52,664

Cash provided by operating activities during the first three quarters of fiscal 2014 was $78.8 million and consisted of (i) net loss of $10.6 million; (ii) net income adjustments for depreciation and other non-cash items of $49.0 million; (iii) an increase in working capital activities of $36.3 million; and (iv) an increase in other activities of $4.1 million, primarily due to an increase in deferred rent partially offset by a decrease other long-term liabilities, and an increase in other long-term assets.  The increase in working capital activities was primarily due to increases in accrued workers’ compensation, accrued expenses and account payable, and a decrease in inventories, which were partially offset by an increase in income taxes receivable.

Cash provided by operating activities during the first three quarters of fiscal 2013 was $52.7 million and consisted of (i) net income of $8.0 million; (ii) net income adjustments for depreciation and other non-cash items of $67.5 million; (iii) a decrease in working capital activities of $23.7 million; and (iv) an increase in other activities of $0.8 million, primarily due to increase in deferred rent.  The decrease in working capital activities primarily reflects an increase in inventories and income taxes receivable and decreases in accrued expenses and workers’ compensation liability, which were partially offset by an increase in accounts payable and a decrease in accounts receivable.

Investing Activities

	First Three Quarters Ended
	December 28, 2013	December 29, 2012
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(52,768)	$(44,428)
Proceeds from sale of fixed assets	1,470	12,044
Purchases of investments	—	(1,525)
Proceeds from sale of investments	—	4,372
Net cash used in investing activities	$(51,298)	$(29,537)

Capital expenditures in the first three quarters of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $52.8 million.

Capital expenditures in the first three quarters of fiscal 2013 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $44.4 million.  Proceeds from sale of fixed assets primarily relate to sale-leaseback transactions and sale of held for sale warehouse.  During the first three quarters of fiscal 2013, we sold a portion of our investments.

We estimate that total capital expenditures over the next twelve months will be approximately $75 million, comprised of approximately $60 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $15 million primarily related to information technology and supply chain infrastructure. We are finalizing our plans regarding our supply chain, which could increase our capital spend in this area over the next 12 months.

Financing Activities

	First Three Quarters Ended
	December 28, 2013	December 29, 2012
	(amounts in thousands)
Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	$(19,200)	$—
Dividend paid	(95,512)	—
Payments of debt	(4,639)	(3,928)
Payments of capital lease obligation	(61)	(58)
Payment of debt issuance costs	(2,343)	(11,230)
Payments to cancel stock options of Number Holdings, Inc.	(7,781)	—
Proceeds from debt	100,000	—
Excess tax benefit from share-based payment arrangements	138	—
Net cash used in financing activities	$(29,398)	$(15,216)

Net cash used in financing activities in the first three quarters of fiscal 2014 was comprised primarily of payments made in connection with the Gold-Schiffer Purchase, partially offset by additional borrowings on the First Lien Term Loan facility.

Net cash used in financing activities in the first three quarters of fiscal 2013 was comprised primarily of payment of debt issuance costs and repayments of debt.

Off-Balance Sheet Arrangements

As of December 28, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of March 30, 2013 is provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. During the first three quarters of fiscal 2014, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

In April 2013, we entered into a 15-year lease for a cold warehouse facility located in Los Angeles, California.  The lease expires in December 2028 and total minimum lease payments under this lease agreement will be approximately $29 million.

On October 8, 2013, the Company completed a repricing of its First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereto.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and decreased the LIBOR floor from 1.25% to 1.00%.   Under the amendment, the incremental term loans have the same interest rate as the other term loans. The Company will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

Lease Commitments

We lease various facilities under operating leases (except for one location that is classified as a capital lease), which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the third quarter of fiscal 2014 and 2013 was $19.0 million and $15.7 million, respectively.  Rental expense (including property taxes, maintenance and insurance) charged to operations for the first three quarters of fiscal 2014 and 2013 was $53.4 million and $46.0 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended December 28, 2013, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of December 28, 2013, we had variable rate borrowings of $606.8 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on December 28, 2013.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended December 28, 2013, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of December 28, 2013, the fair value of the interest rate swap was a liability of $2.6 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in a reduction of our pre-tax earnings and cash flows of $0.2 million for the three months ended December 28, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 28, 2013, our controls and procedures were not effective due to a material weakness related to the accounting for inventory valuation.

Remediated Material Weakness in Internal Control Over Financial Reporting

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

Based on the implementation of the above measures, the above mentioned material weakness has been remediated during the third quarter of fiscal 2014.

Material Weakness in Internal Control Over Financial Reporting In Process of Being Remediated

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

Based on the foregoing processes and remediation measures, management believes that the above mentioned material weakness will be remediated by the time we file our Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended December 28, 2013 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended March 30, 2013 for information regarding the most significant factors affecting our operations.  As of December 28, 2013, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC
Date: February 11, 2014	By:	/s/ Frank Schools
Frank Schools
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.