Form 10-KT
period 2014-01-31
99 CENTS ONLY STORES LLC
filed 2014-04-22
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2013 to January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant is privately held.  There is no trading in the registrant’s membership units and therefore an aggregate market value based on the registrant’s membership units is not determinable.

As of April 14, 2014, there were 100 units outstanding of the registrant’s membership units, none of which are publicly traded.

As used in this Transition Report on Form 10-K (this “Report”), unless the context suggests otherwise, the terms “Company,” “99 Cents,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined and described below in Item 1 “Business-Conversion to LLC”) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores LLC and our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our business and growth strategies (including our new store opening growth rate) and (c) our investments in our existing stores, warehouse and distribution facilities and information systems, that are not historical in nature. Readers are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are and will be based on our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  We may not realize our expectations and our estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should carefully review the risk factors described in this Report and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and any current reports on Form 8-K.

Fiscal Periods and Basis of Presentation

On December 16, 2013, the board of directors of the Company’s sole member, Number Holdings, Inc., a Delaware corporation (“Parent”), approved a resolution changing the end of the Company’s fiscal year. Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  As a result of this change, the Company’s fiscal year 2014 and fourth interim period of fiscal year 2014 ended on January 31, 2014.  In accordance with the rules of the Securities and Exchange Commission, information on the transition period is being reported on this Transition Report on Form 10-K for the fiscal year ended January 31, 2014.

As described in more detail below, on January 13, 2012, we merged with Number Merger Sub, Inc. and became a subsidiary of Parent, an entity controlled by affiliates of Ares Management LLC (“Ares Management”) and Canada Pension Plan Investment Board (“CPPIB”) and certain rollover investors (the “Merger”).  As a result of the Merger, the accompanying financial information is presented for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively.  Our fiscal year ended January 31, 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) (Successor) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks. Our fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks.  Our fiscal year 2012 (“fiscal 2012”) is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks, for a total of 52 weeks. Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal year 2012.”  Our fiscal year 2015 (“fiscal 2015”) will consist of 52 weeks beginning February 1, 2014 and ending January 30, 2015.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.

PART I

Item 1. Business

With over 30 years of operating experience, we believe, based on our industry experience, that we are a leading operator of extreme value retail stores in the southwestern United States. As of January 31, 2014, we operated 343 stores located in the states of California (245 stores), Texas (46 stores), Arizona (34 stores) and Nevada (18 stores). Our stores offer everyday consumable products and other household items as well as seasonal items that are primarily priced at 99.99¢ or less. We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise.  In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products, which we believe are generally of greater value than what consumers can find elsewhere.  We believe that our differentiated merchandise mix, combined with outstanding value, enables us to appeal to a broad consumer demographic, increases our overall customer traffic and frequency of customer visits, as well as strengthens our customer loyalty.  We believe that our stores are significantly larger than those of other U.S. publicly reporting dollar store chains, which enables us to offer a wider assortment of merchandise and provide our customers with a better shopping experience.

As of January 25, 2014, on a trailing 52-week period, our stores open for the full year averaged net sales of $5.4 million per store and $330 per estimated saleable square foot, which we believe, based on our industry experience, is the highest among U.S. publicly reporting dollar store chains.  We opened 27 net new stores during the ten months ending January 31, 2014, including 13 stores in California, two in Nevada, five in Arizona and seven in Texas.  In fiscal 2015, we currently intend to increase our store count by approximately 30 to 35 stores, all of which are expected to be opened in our existing markets.

We also sell merchandise through our Bargain Wholesale division to retailers, distributors and exporters.  The Bargain Wholesale division complements our retail operations by exposing us to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses.  Bargain Wholesale represented 2.8% of our total sales in the ten months ending January 31, 2014.

Merger

On January 13, 2012, pursuant to the Agreement and Plan of Merger, dated as of October 11, 2011 (the “Merger Agreement”), by and among 99¢ Only Stores, Parent and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, we became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management (“Ares”) and CPPIB (together with Ares, the “Sponsors”) and, prior to the Gold-Schiffer Purchase (as defined below), the Rollover Investors (as defined below).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, no par value (“Company common stock”), was converted into the right to receive $22.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), excluding (1) shares held by any shareholders who were entitled to and who have properly exercised dissenters’ rights under California law, and (2) shares held by Parent, Merger Sub or any other wholly owned subsidiary of Parent, which included the shares contributed to Parent prior to the completion of the Merger by Eric Schiffer, our former Chief Executive Officer, Jeff Gold, our former President and Chief Operating Officer, Howard Gold, our former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  In addition, each outstanding stock option was cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price for each share subject to the applicable option. Each restricted stock unit (“RSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the RSU multiplied by the Merger Consideration. Each performance stock unit (“PSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the PSU multiplied by the Merger Consideration.  As a result of the Merger, the Company common stock was delisted from the New York Stock Exchange and we ceased to be a publicly held and traded equity company.

The total cash merger consideration paid was approximately $1.6 billion, which was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Sub in connection with debt financing consisting of (i) $535 million of funded debt provided by Royal Bank of Canada, Bank of Montreal, Deutsche Bank Trust Company Americas, City National Bank, a National Banking Association, Siemens Financial Services, Inc. and HSBC Bank USA, N.A. under (a) a $525 million first lien term loan facility (as amended, the “First Lien Term Loan Facility”), and (b) $10 million of borrowings under a $175 million first lien based revolving credit facility (as amended, the “ABL Facility” and together with the First Lien Term Loan Facility, the “Credit Facilities”) and (ii) issuance of $250 million 11% senior unsecured notes due 2019 (the “Senior Notes”).  In addition, the Rollover Investors contributed approximately 4,545,451 shares of Company common stock, valued at the $22.00 per share merger consideration, to Parent, in exchange for approximately 15.73% of the outstanding common stock of Parent.

Conversion to LLC

On October 18, 2013, 99¢ Only Stores converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by a single member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of 99¢ Only Stores, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of 99¢ Only Stores, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of 99¢ Only Stores were vested in 99 LLC and all debts, liabilities and obligations of 99¢ Only Stores continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The Conversion did not have any effect on deferred tax assets or liabilities, and we will continue to use the liability method of accounting for income taxes.  The Company and its Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with the Rollover Investors, pursuant to which (a)(i) Parent purchased from each Rollover Investor all of the shares of Class A Common Stock of Parent, par value $0.001 per share (“Class A Common Stock”) and Class B Common Stock of Parent, par value $0.001 per share (“Class B Common Stock”), owned by such Rollover Investor and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor were repurchased for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013.  Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand at the Company and Parent.  In connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million (see Note 7 to our Consolidated Financial Statements for information on restrictions under instruments governing the Company’s indebtedness on the Company’s ability to make dividend and similar payments.)  In addition, we made a payment of $7.8 million to the Rollover Investors to repurchase all options of Class A Common Stock and Class B Common Stock held by the Rollover Investors.

Our Competitive Strengths

Differentiated Retail Concept

We believe our stores offer consumers an extreme value shopping experience that is unique in our industry due to:

•                  Our current average store size of approximately 21,000 gross square feet,  which we believe are significantly larger than stores of other U.S. publicly reporting dollar store chains, enabling us to carry a wide assortment of consumable, general merchandise and seasonal products in a clean, attractive and comfortable shopping environment;

•                  Our large selection of food and grocery items, which is approximately 56% of gross sales, and includes many of the fresh produce, deli, dairy and refrigerated and frozen food items which we believe generally provide greater value than consumers can find elsewhere. We believe our extensive food and grocery offerings drive recurring traffic from customers who rely on us for their weekly household needs;

•                  Our wide assortment of closeout merchandise, which helps create an atmosphere of treasure-hunt excitement within our stores. We believe that our wide assortment of closeout merchandise is a competitive advantage as many of our competitors lack the vendor relationships, management expertise or logistical capabilities to handle as large a percentage of sales as we do in closeout merchandise; and

•                  We are able to source a significant portion of our merchandise from abroad and we believe that additional opportunities exist to increase volume of private-label and direct source foreign merchandise, which would enable us to expand our product assortment and meet consumer demands.

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

•                  Within the dollar store industry, the opportunity for larger chains, including 99 Cents, to grow faster than the overall industry, the balance of which we believe consists primarily of independent store operators; and

•                  Strong historical performance by dollar stores throughout economic cycles.

We believe that these attractive industry fundamentals, when combined with the large population size and favorable income and demographic attributes within our existing markets, represent growth opportunities for 99 Cents.

Attractive Store Footprint

We have over 30 years of experience operating our stores.  We currently operate a large network of extreme value retail stores in California and have a strong presence in three other southwestern states, Texas, Nevada and Arizona. Our stores are typically clustered in and around densely populated areas. We believe that many of our stores are more convenient than traditional “big box” retailers that typically occupy larger buildings located in less urban areas as a result of their store size requirements. We believe that the density of our store geographic coverage is a competitive advantage and would be difficult to replicate.

We believe that our southwestern geographic markets have attractive attributes that support our business model.  Our markets generally have large, growing and ethnically diverse populations. Many of the markets we serve have high proportions of low-income consumers, as well as nearby middle and upper middle income consumers, who we believe are increasingly shopping dollar stores.

Strong Vendor Relationships and Sourcing Expertise Both Domestically and Globally

We believe that our sourcing expertise and our long-standing, mutually beneficial vendor relationships are competitive advantages. Many of our vendors have been supplying products to us for over 20 years. We are a trusted partner and a preferred buyer to our vendors, many of whom we believe contact us first when they are selling closeout inventory. We believe we are a preferred buyer due to our ability to, among other things:

•                  Make immediate buying decisions;

•                  Acquire large volumes of inventory and take possession of goods immediately;

•                  Pay cash or accept abbreviated credit terms; and

•                  Purchase goods that have a shorter than normal shelf life or are off-season or near the end of a selling season.

We believe our vendor relationships are also strengthened by our ability to minimize channel conflict for the manufacturer as well as our ability to quickly sell products through well-maintained, attractively merchandised stores.

Strong Financial Performance and Compelling Unit Economics

Our store base is profitable and growing. Our stores continue to demonstrate strong revenue growth, having posted positive same-stores sales growth in nine out of the ten past years with same-store sales growth of 3.7% in transition fiscal 2014.

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

Our Business Strategy

Accelerate Our Store Growth

We opened 27 net new stores during transition fiscal 2014 and we currently intend to open approximately 30 to 35 stores in fiscal 2015.  We plan to continue to pursue an accelerated store growth plan in our existing markets.  We believe that this will strengthen our competitive advantage in our key geographic regions and enable us to take advantage of economies of scale in distribution and store logistics.

Maximize Profitable Sales

We expect to achieve sustainable increases in sales and product margin results through enhancing the customer shopping experience, optimizing our product mix and expanding our global sourcing, as follows:

Enhancing the Customer Shopping Experience

We plan to improve our customers’ shopping experience, which we believe will maximize profitable sales in our stores, through a multi-year three-step plan for our stores:

1.             Raising the height of the shelving to create a dramatic canvas for visual merchandising,

2.             Optimizing the store layout and space allocation to drive sales and margin, and

3.             Remodeling our store interiors and exteriors to attract new customers.

During fiscal 2015, we intend to implement the first step by retrofitting our existing store base to raise our shelving to 78 inches from the current 54 inches.  We believe that this initiative will improve the customer experience by placing more products at eye level, which provides cleaner displays and creates a more appealing store appearance.

Optimizing Our Product Mix and Expanding Global Sourcing

We are increasing our focus on sourcing globally and directly, which we believe will help us to:

•            Supplement our private-label consumable offerings, which will enhance the category margins,

•            Become the “go-to destination” for general and seasonal merchandise, and

•            Go directly to overseas factories to expand our product assortment, increase our close-out opportunities and reduce our product costs.

In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.

Deliver Superior Key Metrics

We intend to become a more effective retailer with simplified business processes and organization.  We intend to upgrade our IT and supply chain infrastructure as well as build and develop our management and field operations teams.  We intend to continue to implement best practices to strengthen the operational performance of our stores. At the store level, we intend to optimize the flow of goods to and through the store. We also believe there are opportunities to further improve our operations through automated forecasting and replenishment and improved labor scheduling and to deliver superior key metrics over time. At our warehouse and distribution facilities, we intend to continue to drive operating efficiencies through consolidating and improving our warehouse and distribution facilities, labor and logistics systems as well as drive integrated supply chain initiatives to reduce operating costs. Through our operationally focused strategies, we believe we can further improve our profitability and competitive position.  Over time, we believe that this will allow us to deliver superior results in key metrics such as sales productivity, expense leverage and overall profitability.

Retail Operations

Our stores offer customers a wide assortment of regularly available consumer goods, as well as a broad variety of quality, closeout merchandise. Merchandise sold in our 99¢ Only stores is priced primarily at or below 99.99¢ per item.

The following table sets forth certain relevant information with respect to our retail operations (dollar amounts in thousands, except percentages and sales per square footage):

	Ten Months Ended		Years Ended
	January 31, 2014		March 30, 2013	March 31, 2012 (c)	April 2, 2011		March 27, 2010
	(Successor)		(Successor)	(Pro Forma)	(Predecessor)		(Predecessor)
Net retail sales	$1,486,699	(a)	$1,620,683	$1,488,094	$1,380,357	(d)	$1,314,214
Annual net retail sales growth rate	10.7	%(a)	8.9%	7.8%	5.0	%(d)	4.1%
Store count at beginning of year	316		298	285	275		279
New stores	28		19	13	11		9
Stores closed	1		1	—	1		13 (e)

Total store count at year-end	343		316	298	285		275
Average net sales per store open the full years(f)	$5,446	(h)	$5,327	$5,152	$4,874		$4,848
Estimated store saleable square foot	5,607,991		5,211,483	4,948,344	4,758,432		4,606,728
Average net sales per estimated saleable square foot(f)	$330	(h)	$321	$309	$291		$289
Change in comparable net sales(g)	3.7	%(b)	4.3%	7.3%	0.7%		3.9%

(a)         For transition fiscal 2014, net retail sales of $1,486.7 million were based on a 44-week period and the annual net retail sales growth rate of 10.7% was calculated based on the net retail sales for the 43-week period ended January 26, 2013.  See Note 2, “Change in Fiscal Year” to the Company’s Consolidated Financial Statements for the comparative Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period).

(b)         Comparable same-store sales for transition fiscal 2014 are calculated based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.

(c)          Amounts in pro forma fiscal year ended March 31, 2012 column represent the mathematical combination of the Predecessor financial data from April 3, 2011 to January 14, 2012 and the Successor financial data from January 15, 2012 to March 31, 2012 included in our Consolidated Financial Statements.

(d)         For fiscal 2011, net retail sales of $1,380.4 million were based on a 53-week period.  The other periods presented are based on a 52-week period.

(e)          12 underperforming stores in Texas were closed and one California store was closed in fiscal 2010 due to the expiration of its lease.

(f)           Stores open for 12 months.

(g)          Stores open at least 15 months.

(h)         Average net sales per store and average net sales per estimated saleable square foot are based on trailing 52-week period.

Merchandising.  All of our stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods. We also carry private-label consumer products made for us.  We believe that the success of our 99¢ Only stores concept arises in part from the value inherent in pricing consumable items primarily at 99.99¢ or less per item, many of which are name-brands, which generally provide greater value than consumers can find elsewhere.  We offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.

A significant amount of our gross sales are from products available for reorder including many branded consumable items. The mix and the specific brands of merchandise frequently changes, depending primarily upon the availability of closeout merchandise at suitable prices. A significant amount of our sales are from closeout merchandise, which we believe represents a significantly larger share of closeout merchandise than those of other U.S. publicly reporting dollars stores chains, some of whom carry few or no closeouts. We currently expect to be able to obtain sufficient name-brand closeouts, as well as re-orderable merchandise, at attractive prices. We believe that the frequent changes in specific name-brands and products found in our stores encourage impulse and larger volume purchases, result in customers shopping more frequently, and help to create a sense of urgency, fun and treasure hunt excitement.

We believe that we differentiate ourselves from traditional dollar stores by offering a wider assortment of food and grocery items, including frozen, dairy, deli and produce, which collectively account for approximately 56% of our revenue. Substantially all of our stores have free-standing fresh and refrigerated produce displays as well as built-in refrigerated and frozen food wall units. We believe that many of our customers shop at our stores weekly for their groceries and frequently shop 99¢ Only stores first before supplementing these purchases at other food stores.

Substantially all of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on us.

Our retail sales by product category for the transition fiscal 2014, fiscal 2013 and pro forma fiscal 2012 are set forth below:

	Ten Months Ended	Years Ended
	January 31, 2014	March 30, 2013	March 31, 2012
	(Successor)	(Successor)	(Pro Forma)
Product Category:
Food and grocery	56%	55%	56%
Household and housewares	14%	14%	14%
Health and beauty care	9%	9%	9%
Hardware	3%	3%	3%
Stationery and party	5%	5%	6%
Seasonal	4%	5%	4%
Other	9%	9%	8%
	100%	100%	100%

We target value-conscious consumers from a wide range of socio-economic backgrounds with diverse demographic characteristics. Purchases are by cash, credit card, debit card or EBT (electronic benefit transfers). Our stores currently do not accept checks or manufacturer’s coupons. Our stores’ operating hours are designed to meet the needs of families.

Store Size, Layout and Locations.  We strive to provide stores that are attractively merchandised, brightly lit, clean, well-maintained, “destination” locations. Our stores are typically clustered around densely populated areas where it is convenient for our customers to do their weekly household shopping.  The interior of each store is designed to reflect a generally uniform format, featuring consistent merchandise displays, bright lighting, customized check-out counters and a distinctive color scheme on its interior and exterior signage.

Marketing and Advertising.  Our marketing efforts are based on our network of locations with good visibility, effective and efficient signage, word-of-mouth publicity, a grand new store opening program and occasionally supplemental advertising.

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

We continuously seek out buying opportunities from both our existing vendors and new sources. No single vendor accounted for more than 5% of our total purchases in transition fiscal 2014. During transition fiscal 2014, we purchased merchandise from more than 999 vendors, many of which have been supplying us product for over 20 years.

A significant portion of the merchandise purchased by us in transition fiscal 2014 was closeout merchandise. We have developed strong relationships with many vendors and distributors who recognize that our merchandise can be moved quickly through our retail and wholesale distribution channels. Our buyers continuously search for closeout opportunities.

Our experience and expertise in buying merchandise has enabled us to develop relationships with many manufacturers that often offer some or all of their closeout merchandise to us prior to attempting to sell it through other channels. The key elements to these vendor relationships include our (i) ability to make immediate buying decisions; (ii) experienced buying staff; (iii) willingness to take on large volume purchases and take possession of merchandise immediately; (iv) ability to pay cash or accept abbreviated credit terms; (v) commitment to honor all issued purchase orders; and (vi) willingness to purchase goods close to a target season or out of season. We believe our relationships with our vendors are further enhanced by our ability to minimize channel conflict for a manufacturer.

Our strong relationships with many manufacturers and distributors, along with our ability to purchase in large volumes, also enable us to purchase re-orderable name-brand goods at prices that we believe are below general wholesale prices.

We utilize and develop private label consumer products to broaden the assortment of merchandise that is consistently available and to maintain attractive margins. We also import merchandise in product categories such as kitchen items, housewares, toys, seasonal products, party, pet-care and hardware.

Warehousing and Distribution

An important aspect of our purchasing strategy involves our ability to warehouse and distribute merchandise quickly and with flexibility. Our warehousing and distribution facilities are strategically located to the Long Beach, CA and Los Angeles, CA port systems, the rail yards in the City of Commerce and the major California interstate arteries. This enables quick turnaround of time-sensitive products as well as provides long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items.  Our distribution center in the Houston area has both dry and cold storage capacity, and services our Texas operations.

We utilize both our private fleet and outside carriers for our store deliveries / backhauls and vendor pick-ups. We have primarily used common carriers or owner-operators to deliver to stores outside of Southern California including our stores in Northern and Central California, Texas, Arizona and Nevada. We currently plan to add to our dry capacity and, in January 2014, moved into a newer and larger cold distribution center in Commerce, California. We believe our Texas distribution center has the capacity to support our planned growth in that region for the next several years. However, there can be no assurance that our existing warehouses will provide adequate storage space for our long-term storage needs or to support sales levels at peak seasons for all products, that high levels of opportunistic or seasonal purchases may not temporarily exceed the warehouse capacity, or that we will not make changes, including capital expenditures, to expand or otherwise modify our warehousing and distribution operations.

Our primary distribution practice is to have the majority of the merchandise delivered from our vendors to our warehouses and then shipped to our store locations.  Occasionally, we arrange with vendors of certain merchandise to ship directly to our store locations.

Additional information pertaining to warehouse and distribution facilities is described under Item 2, “Properties.”

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

We utilize SAP’s Master Data Management system and SAP’s Point-of-Sale barcode scanning system to record and process retail sales.  In the near future, we plan to migrate the majority of our procurement and financial systems to SAP, including Purchasing, Inventory Management, Order Management, Sales Audit, Accounts Payable, General Ledger and Financial Reporting.  We intend to implement other systems upgrades over time. Combined with the roll-out of a new store inventory management system in the near future, we also intend to pilot and implement the initial phase of a new replenishment and forecasting system and global sourcing system as part of expanding our supply chain management capabilities.

Competition

We face competition in both the acquisition of inventory and the sale of merchandise from other discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances these competitors are also customers of our Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other extreme value retailers, for the purchase of quality closeout merchandise. Some of these competitors have substantially greater financial resources and buying power than us. Our ability to compete will depend on many factors, including the success of our purchase and resale of such merchandise at lower prices than our competitors. In addition, we may face intense competition in the future from new entrants in the extreme value retail industry that could have an adverse effect on our business and results of operations.

We believe that we are able to compete effectively against other dollar stores as a result of our differentiated retail format, the larger size and more convenient location of our stores, our economies of scale in our operations and nearly three decades of experience operating in the industry. For products where we compete with traditional grocery stores, such as fresh produce, deli, dairy and frozen food items, we believe that we offer greater value than our grocery competitors and our stores are often more convenient. For products where we compete with warehouse clubs and mass merchandisers, we believe we compete effectively on the basis of greater value, no membership fees, more convenient store locations and smaller, easier to navigate stores.

Employees

As of January 31, 2014, we had approximately 15,000 employees. None of our employees are party to a collective bargaining agreement and none are represented by a labor union.

Trademarks

“99¢ Only Stores,” “Bargain Wholesale” and multiple other product trademarks are listed on the United States Patent and Trademark Office Principal Register. We believe that our trademarks are an important but not critical element of our merchandising strategy. We routinely undertake enforcement efforts against certain parties whom we believe are infringing upon our “99¢” family of marks and our other intellectual property rights, although we believe that simultaneous litigation against all persons everywhere whom we believe to be infringing upon these marks is not feasible.

Seasonality

For information regarding the seasonality of our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Fluctuations,” which is incorporated by reference in this Item 1.

Environmental Matters

In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. We have several storage tanks at our distribution and warehouse facilities, including: an aboveground and an underground diesel storage tank and compressed natural gas tank at the City of Commerce, California warehouse; ammonia storage at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at our two main Southern California warehouses; and an aboveground propane storage tank at our leased Slauson distribution center in City of Commerce, California.  Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance, concerning our owned or leased real estate.

Available Information

We make available free of charge our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports through a hyperlink from the “Investor Relations” portion of our website, www.99only.com, to the Securities and Exchange Commission’s website, www.sec.gov.  Such reports are available on the same day that we electronically filed them with or furnished to the Securities and Exchange Commission.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Item 1A. Risk Factors

Risks Related to Our Business

Inflation may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less

Our ability to provide quality merchandise for profitable resale primarily at a price point of 99.99¢ or less is subject to certain economic factors which are beyond our control. Inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on incremental costs due to wholesale price increases or other factors. A sustained trend of significantly increased inflationary pressure could require us to abandon our customary practice of pricing our merchandise primarily at no more than 99.99¢, which could have a material adverse effect on our business and results of operations.  In addition, the minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage.  We can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and increasing the price of merchandise presently sold at less than 99.99¢, but there are limits to the ability to effectively increase prices on a sufficiently wide range of merchandise in this manner while rarely exceeding a dollar. In certain circumstances, we have discontinued and may continue to discontinue some items from our offerings due to vendor wholesale price increases or availability, which may adversely affect sales. We offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items. However, an expanded offering of over 99.99¢ items may not gain customer acceptance, which could damage our brand name and harm our revenues and profitability.

We are dependent in part on new store openings for future growth

Our ability to generate growth in sales and operating income depends in part on our ability to successfully open and operate new stores both within and outside of our existing markets and to manage future growth profitably. Our strategy depends on many factors, including our ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets in which we operate, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, we must be able to hire, train, motivate, and retain competent managers and store personnel to support our growth. Many of these factors are beyond our control or are difficult to manage. As a result, we cannot assure that we will be able to achieve our goals with respect to growth. Any failure by us to achieve these goals on a timely basis, differentiate ourselves and obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, and effectively manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

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

We believe many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customer’s spending and could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income include but are not limited to a further slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, reduction and/or cessation of unemployment benefit payments, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws.

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

In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our vendors and other business partners, landlords and service providers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our vendors, landlords or counterparties to, or other financial institutions involved in, the Credit Facilities and our derivative and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate or control.

Our operations are concentrated in California

As of January 31, 2014, 245 of our 343 stores were located in California (with 46 stores in Texas, 34 stores in Arizona and 18 stores in Nevada). We expect that we will continue to open additional stores in as well as outside of California.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy and its legal/regulatory environment.  Declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products may negatively impact our profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of our cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly. Additional local regulation in certain California jurisdictions may further pressure margins.

We identified material weaknesses in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements

During fiscal 2013 management identified three material weaknesses in our internal control over financial reporting, one of which affected our financial statements for the fiscal quarters ended June 30, 2012 and September 29, 2012. The material weakness in our internal control over financial reporting during these periods related to accounting for debt financing was such that controls were not adequately designed to properly account for the repricing transaction of the original First Lien Term Loan Facility in accordance with the requisite accounting guidance. We identified a second material weakness in our internal control over financial reporting relating to accounting for stock-based compensation.  We did not correctly evaluate the accounting treatment for certain share repurchase rights with respect to shares underlying stock options granted to our executive officers and employees and for former executive put rights that became exercisable in the fourth quarter of fiscal 2013.  In addition, we identified a third material weakness in our internal control over financial reporting related to inventory valuation. Specifically, we determined that the inventory valuation methodology that we applied in prior periods had resulted in an accumulated overstatement over prior periods  in total inventory of $13.3 million at the Merger date, and that our related controls were not adequately designed to yield the correct cost complement for valuing inventory.  See “Item 9A. Controls and Procedures.” Although we have remediated these material weaknesses, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

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

We rely on proprietary systems and these systems may not support our growth plans.  Our decision to implement a new Enterprise Resource Planning (“ERP”) software platform may cost more than expected and could interrupt operational transactions during the implementation

We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions. We are currently in the process of migrating our operations from our legacy proprietary system to SAP’s enterprise resource planning software, which includes integrated financial and inventory management systems. There are inherent risks associated with replacing and changing these core systems, including accurately capturing data and possible supply chain and vendor payment disruptions.  In addition, this process is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from this forthcoming deployment. Any operational disruptions during the course of this process, delays or deficiencies in the design and implementation of the new ERP system, or in the performance of our legacy systems could materially and adversely affect our ability to effectively run and manage our business.  Our success depends, in large part, on our ability to manage our inventory, pay our vendors and record and report financial and management information on a timely and accurate basis, which could be impaired while we are making these enhancements.  Even if the implementation proceeds as planned, the cost of the system could have a material adverse effect on our results of operation. Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to fulfill orders and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Additionally, while we have spent considerable efforts to plan and budget for the implementation of the system, changes in scope, timeline or cost could have a material adverse effect on our results of operations.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause temporary or permanent distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance

The occurrence of natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis, unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located, or similar disruptions could adversely affect our operations and financial performance. These events could result in the closure of one or more of our distribution centers or a significant number of stores, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the temporary reduction in the availability of products in our stores, and disruption to our information systems.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee, blackouts and certain other crime and some natural disasters, including earthquakes and tsunamis. If we incur these losses and they are material, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation and general liability programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.  In the third quarter of transition fiscal 2014, we recorded an increase to our workers’ compensation accrual of $38.1 million, primarily as a result of an increase in severity of workers’ compensation claims. We have begun implementing action plans to reduce the frequency and severity of workers’ compensation claims against us, however there can be no assurance that such frequency or severity will decrease over time.  Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles. If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

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

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in “entitlement” programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we are evaluating the potential future impact of recently enacted comprehensive healthcare reform legislation, which will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will occur after 2013, if at all, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

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

We depend upon our relationships with vendors and the availability of closeout merchandise

Our success depends in large part on our ability to locate and purchase quality closeout merchandise at attractive prices. This supports a changing mix of name-brand and other merchandise primarily at or below 99.99¢ price point. We cannot be certain that such merchandise will continue to be available in the future at wholesale prices consistent with our business plan and/or historical costs. Further, we may not be able to find and purchase merchandise in necessary quantities, particularly as we grow, and therefore require a greater quantity of such merchandise at competitive prices.  Additionally, vendors sometimes restrict the advertising, promotion and method of distribution of their merchandise. These restrictions in turn may make it more difficult for us to quickly sell these items from inventory.  Although we believe our relationships with vendors are good, we typically do not have long-term agreements or pricing commitments with any vendors. As a result, we must continuously seek out buying opportunities from existing vendors and from new sources. There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels. There is also a trend towards consolidation among vendors and vendors of merchandise targeted by us. A disruption in the availability of merchandise at attractive prices could impair our business.

We purchase in large volumes and our inventory is highly concentrated

To obtain inventory at attractive prices, we take advantage of large volume purchases and closeouts. As a result, we carry high inventory levels relative to our sales and from time to time this can result in overcrowding in our warehouses and place stress on our distribution operations as well as the back rooms of our retail stores. This can also result in inventory shrinkage due to spoilage if merchandise cannot be sold in the anticipated timeframes. Our store and warehouse inventory, net of allowance, approximated $206.2 million and $201.6 million at January 31, 2014 and March 30, 2013, respectively. We periodically review the net realizable value of our inventory and make adjustments to our carrying value when appropriate. The current carrying value of inventory reflects our belief that we will realize the net values recorded on the balance sheet. However, we may not do so, and if we do not, this may result in overcrowding and supply chain difficulties. If we sell large portions of inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.  In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.  If we cannot sell these items above 99.99¢ in the volumes that we expect this could further exacerbate the foregoing risks.

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

We face strong competition

We compete in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers. We also compete for retail real estate sites. In the future, new companies may also enter the extreme value retail industry. It is also becoming more common for superstores to sell products competitive with our product offerings. Additionally, we currently face increasing competition for the purchase of quality closeout merchandise, and some of these competitors are entering or may enter our traditional markets. Also, as we expand, we may enter new markets where our own brand is weaker and established brands are stronger, and where our own brand value may have been diluted by other retailers with similar names, appearances and/or business models. Some of our competitors have substantially greater financial resources and buying power than we do, as well as nationwide name-recognition and organization. Our ability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate ourselves from competitors that do not share our price and merchandise attributes, yet may appear similar to prospective customers. We also face competition from other retailers with similar names and/or appearances. We cannot assure that we will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these regulations. New laws or regulations, particularly those dealing with healthcare reform, hazardous waste, product safety, and labor and employment, among others, or changes in existing laws and regulations, especially those governing the sale of products, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. In addition, such changes or new laws may require the write off and disposal of existing product inventory, resulting in significant adverse financial impact to us. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, in addition to reputational damage.

Litigation may adversely affect our business, financial condition and results of operations

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The outcome of litigation is difficult to assess or quantify and the cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Item 3, “Legal Proceedings.”

We face risks associated with international sales and purchases

International sales historically have not been important to our overall net sales. However, some of our inventory we purchase from domestic vendors is manufactured outside the United States, primarily China and we expect to directly source an increasing portion of our products from outside of the United States.  Because we expect a larger percentage of our merchandise to be manufactured or sourced abroad, we will be required to order these products further in advance than would be the case if these products were manufactured domestically.  International transactions may be subject to risks such as:

•                  political or financial instability or disputes;

•                  lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging and other laws, rules and regulations;

•                  foreign currency exchange rate fluctuations and local economic conditions, including inflation;

•                  uncertainty in dealing with foreign vendors and countries where the rule of law is less established;

•                  raw material shortages, factory consolidations, work stoppages, strikes and political unrest;

•                  risk of loss due to overseas transportation;

•                  import and customs review can delay delivery of products as could labor disruptions at ports;

•                  changes in import and export regulations, including “trade wars” and retaliatory responses;

•                  changes in tariff, import duties and freight rates; and

•                  testing and compliance.

The United States and other countries have at times proposed various forms of protectionist trade legislation.  We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products. We may also be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our vendors are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Our and our vendors’ compliance with the regulations is subject to interpretation and review by applicable authorities.  Any changes in current tariff structures or other trade policies or interpretations could result in increases in the cost of and/or store level reduction in the availability of certain merchandise and could adversely affect our ability to purchase such merchandise and our operations.  In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit.

Disruptions due to labor stoppages, strikes or slowdowns, or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales.  Prolonged disruptions could also materially increase our labor costs both during and following the disruption.  Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.  For example, the costs of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China.

These and other factors affecting our vendors and our access to products, including the supply of our imported merchandise or the imposition of additional costs of purchasing or shipping imported merchandise, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Products from alternative sources may be of lesser quality or more expensive than those we currently purchase, resulting in a loss of sales or profit.  As we increase our imports of merchandise from foreign vendors, the risks associated with foreign imports will increase.

We have potential risks regarding our store physical inventories

Although we have a perpetual inventory system in our warehouses, we currently do not have a perpetual inventory system in our stores. Furthermore, physical inventories in all existing stores are not performed at the end of each fiscal period, and there are additional processes and procedures surrounding store physical inventories that we believe need to be improved. In particular, we have identified that certain personnel managing or performing store physical inventories need additional training in order to consistently follow our physical inventory processes and procedures, and properly document the physical inventory results. We have increased our excess and obsolete inventory reserves and we are in the process of implementing an SAP system throughout the Company, including all retail stores.  In anticipation of this implementation, we have initiated additional training for store employees and new physical inventory procedures. Our failure to adequately reserve for excess and obsolete inventory or our inability or failure to effectively implement these measures on our expected timeframe, or at all, or otherwise to not continue to improve our physical inventory processes and procedures could have a materially adverse effect on our store physical inventory results, shrinkage and margins.  This in turn could materially affect our ability to timely complete our financial reporting obligations and our financial condition and results or operations.

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

We rely heavily on our executive management team and changes in our management team could adversely affect our business strategy, performance and results of operations

We have historically relied heavily on the continued service of our executive management team.  Effective January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively.  Richard Anicetti and Michael Fung were appointed Interim President and Chief Executive Officer and Interim Executive Vice President and Chief Administrative Officer, respectively, and served from January 23, 2013 until September 3, 2013 and September 23, 2013, respectively.  Stéphane Gonthier was appointed President and Chief Executive Officer of the Company and Parent on September 3, 2013.  Competition for skilled and experienced management personnel is intense, and we may be unable to identify, hire and effectively integrate new members of management into senior positions on our anticipated timeframe or at all, which could disrupt our business.  Moreover, these and any other changes in management could result in changes to, or affect the execution of, our business strategy, which could adversely affect our performance and results of operations.

Our operating results may fluctuate and may be affected by seasonal buying patterns

Historically, we have experienced higher net sales and higher operating income during the quarters that have included the Halloween, Christmas and Easter selling seasons.  If for any reason our net sales were to fall below norms during the Halloween, Christmas and/or Easter selling seasons, it could have an adverse impact on profitability and impair the results of operations for the entire fiscal year. Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during peak holiday seasons could also affect net sales and profitability for the fiscal year.

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

•                  the timing of certain holidays, such as Easter and Halloween.

During fiscal 2013 there were two Easter selling seasons that occurred in early April 2012 and in late March 2013, compared to no Easter selling season in transition fiscal 2014.

We could be exposed to product liability, food safety claims or packaging violation claims

We purchase many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by us through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources. Many products are also sourced directly from manufacturers. The closeout nature of certain of these products and transactions may impact our opportunity to investigate all aspects of these products. We attempt to ensure compliance, and to test products when appropriate, but there can be no assurance that we will consistently succeed in these efforts. Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. We have or have had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies.  Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We face risks related to protection of customers’ banking and payment card data, as well as other data related to our employees, customers, vendors and other parties

In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information, related to our employees, customers, vendors and other parties. We are required to comply with specific data security standards that apply to payment card information, and we  have certain procedures and technology in place to protect such data, but third parties may have the technology or know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

We are subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future, we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our warehouse facilities, including: an aboveground an underground diesel storage tank and a compressed natural gas tank at the City of Commerce, California main warehouse; ammonia storage tanks at the Southern California cold storage facility and the Texas warehouse; aboveground diesel and propane storage tanks at the Texas warehouse; an aboveground propane storage tank at the main Southern California warehouse; and an aboveground propane storage tank at our leased Slauson distribution center in the City of Commerce, California.  Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance.  We could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

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

The Financial Accounting Standards Board (“FASB”) is focusing on several broad-based convergence projects, including accounting standards for financial instruments, revenue recognition and leases. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under generally accepted accounting principles in the United States (“GAAP”) in FASB Accounting Standards Codification 840, “Leases.” In May 2013, the FASB issued a new exposure draft. The comment period for the new exposure draft ended on September 13, 2013.  Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The proposed new accounting pronouncement, if ultimately adopted in its proposed form, could result in significant changes to our current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as proposed may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as proposed, certain incurrence ratios and other provisions under the Indenture (as defined below) and under the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under GAAP as so amended.

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

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities

Our total indebtedness, as of January 31, 2014, was $855.4 million, consisting of borrowings under our First Lien Term Facility of $605.4 million and $250 million of Senior Notes. We have an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility.

We also have, and will continue to have, significant lease obligations. As of January 31, 2014, our minimum annual rental obligations under long-term operating leases for fiscal 2015 are $59.7 million.

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

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Indenture and the agreements governing such other indebtedness;

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

We and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indenture governing the Senior Notes and our Credit Facilities each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. We have an additional $175 million of available borrowings under our ABL Facility. Subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating.

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

Our debt agreements contain restrictions that limit our flexibility in operating our business

Our Credit Facilities and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our Parent’s (solely with respect to our Credit Facilities) and our restricted subsidiaries’ ability to, among other things:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2014, we owned 72 stores and leased 271 of our 343 store locations. Additionally, as of January 31, 2014, we owned five parcels of land and one building for potential store sites.

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

The following table sets forth, as of January 31, 2014, information relating to the calendar year expiration dates our current stores leases:

Calendar Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Options
2014	3	1
2015-2017	123	8
2018-2020	66	11
2021-2025	75	52
2026-thereafter	4	199

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

Item 3. Legal Proceedings

Information for this item is included in Note 11, “Commitments and Contingencies—Legal Matters” to our Consolidated Financial Statements included in this Report, and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Subsequent to the Merger, our membership units are privately held and there is no established public trading market for such units.

Dividends

On October 21, 2013, in connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million.  See Note 10, “Related-Party Transactions” for more information on the Gold-Schiffer Purchase.  This amount was permitted through amendment of our First Lien Term Loan Facility.  See Note 7, “Debt” for information on restrictions under the instruments governing our indebtedness on our ability to make dividends and other similar payments.

We do not expect to make any dividends, distributions or other similar payments to Parent in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of January 31, 2014 (Successor) and March 30, 2013 (Successor) and for the ten months ended January 31, 2014 (Successor), for the year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor), and April 3, 2011 to January 14, 2012 (Predecessor), have been derived from our Consolidated Financial Statements and notes thereto included in this Report. The selected consolidated financial data as of March 31, 2012, April 2, 2011 and March 27, 2010 (Predecessor), and for the years ended April 2, 2011 (Predecessor) and March 27, 2010 (Predecessor) have been derived from our audited consolidated financial statements which are not included in this Report.

The Successor period for the ten months ended January 31, 2014 is comprised of 44 weeks.  The Successor fiscal year ended March 30, 2013 is comprised of 52 weeks. The Successor period January 15, 2012 to March 31, 2012 contains 11 weeks.  The Predecessor period April 3, 2012 to January 14, 2012 contains 41 weeks. The Predecessor fiscal year ended on April 2, 2011 is comprised of 53 weeks while the Predecessor fiscal year ended March 27, 2010 is comprised of 52 weeks.

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

	Ten Months Ended	Year Ended	For the Periods		Years Ended

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011	March 27, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(Amounts in thousands, except operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,486,699	$1,620,683	$329,361	$1,158,733	$1,380,357	$1,314,214
Bargain Wholesale	42,044	47,968	9,555	34,047	43,521	40,956
Total sales	1,528,743	1,668,651	338,916	1,192,780	1,423,878	1,355,170

Cost of sales (excluding depreciation and amortization expense as shown separately below)	946,048	1,028,295	203,775	711,002	842,756	797,748
Gross profit	582,695	640,356	135,141	481,778	581,122	557,422

Selling, general and administrative expenses:
Operating expenses	514,511	523,495	110,477	376,122	436,034	436,608
Depreciation	52,467	56,810	11,361	21,855	27,587	27,381
Amortization of intangible assets	1,500	1,767	374	14	18	17
Total operating expenses	568,478	582,072	122,212	397,991	463,639	464,006
Operating income	14,217	58,284	12,929	83,787	117,483	93,416

Other expense (income), net	55,195	77,282	16,119	340	(741)	(135)

(Loss) income before provision for income taxes	(40,978)	(18,998)	(3,190)	83,447	118,224	93,551
(Benefit) provision for income taxes	(28,493)	(10,089)	2,103	33,699	43,916	33,104

Net (loss) income	$(12,485)	$(8,909)	$(5,293)	$49,748	$74,308	$60,447

Company Operating Data:
Sales Growth:
99¢ Only Stores	N/A	8.9%	N/A	N/A	5.0%	4.1%
Bargain Wholesale	N/A	10.0%	N/A	N/A	6.3%	0.3%
Total sales	N/A	8.9%	N/A	N/A	5.1%	4.0%

Gross margin	38.1%	38.4%	39.9%	40.4%	40.8%	41.1%
Operating margin	0.9%	3.5%	3.8%	7.0%	8.3%	6.9%
Net (loss) income	(0.8)%	(0.5)%	(1.6)%	4.2%	5.2%	4.5%

	January 31, 2014	March 30, 2013	March 31, 2012	April 2, 2011	March 27, 2010
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(Amounts in thousands, except operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	343	316	298	285	275
Change in comparable stores net sales (b)	3.7%	4.3%	N/A	0.7%	3.9%
Average net sales per store open the full year	$5,446	$5,327	N/A	$4,874	$4,848
Average net sales per estimated saleable square foot (c)	$330	$321	N/A	$291	$289
Estimated saleable square footage at year end	5,607,991	5,211,483	4,948,344	4,758,432	4,606,728

Balance Sheet Data:
Working capital	$96,326	$152,362	$153,541	$323,314	$263,905
Total assets	$1,770,234	$1,757,237	$1,768,041	$824,215	$745,986
Capital lease obligation, including current portion	$285	$354	$431	$448	$519
Long-term debt, including current portion	$855,390	$758,325	$763,601	$—	$—
Total member’s/shareholders’ equity	$499,087	$638,970	$630,767	$681,549	$600,422

(a)         Includes retail operating data solely for our 99¢ Only Stores. For comparability purposes, average net sales per store and average net sales per estimated saleable square foot are based on a trailing 52-week period for all periods presented. Comparable stores net sales is based on a comparable 52-week period for all periods presented, except for the ten months ended January 31, 2014, which is based on a comparable 43-week period of the prior year.

(b)         Change in comparable stores net sales compares net sales for all stores open at least 15 months.

(c)          Computed based upon estimated total saleable square footage of stores open for at least 12 months.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Report.

Overview

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year. Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  As a result of this change, our fiscal year 2014 consisted of 44 weeks and transition fiscal 2014 and the fourth interim period of transition fiscal 2014 ended on January 31, 2014.

On January 13, 2012, we merged with Number Merger Sub, Inc. and became a subsidiary of Parent. See Item 1, “Business—Merger” for more information about the Merger.  As a result of the Merger, we have prepared separate discussion and analysis of our consolidated operating results, financial condition and liquidity for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively.  Fiscal 2013 began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  Fiscal 2012 is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks, for a total of 52 weeks.  Fiscal 2015 will consist of 52 weeks beginning February 1, 2014 and ending January 30, 2015.  For comparability purposes, same-store sales for transition fiscal 2014 are based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.  Annual same-store sales for all other periods presented are based on the comparable 52-week period.  For comparability purposes, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Report are based on trailing 52-week period, ended January 25, 2014 for transition fiscal 2014, ended on  March 30, 2013 for fiscal 2013 and ended on March 31, 2012 for fiscal 2012.

In accordance with GAAP, we are required to separately present our results for the Predecessor and Successor periods.  We have also prepared supplemental unaudited discussion and analysis of the combined Predecessor and Successor periods, on a pro forma basis (“pro forma fiscal year 2012”).  Management believes that reviewing our results on a pro forma basis is important in identifying trends or reaching conclusions regarding our overall performance.  The unaudited pro forma fiscal year 2012 financial data is for informational purposes only and should be read in conjunction with our historical financial data appearing throughout this Report.

During transition fiscal 2014, we had net sales of $1,528.7 million, operating income of $14.2 million and net loss of $12.5 million.  Same-store sales in transition fiscal 2014 increased by 3.7%.  Average sales per store open at least 12 months, on a trailing 52-week period, increased to $5.4 million in transition fiscal 2014 from $5.3 million in fiscal 2013.  Average net sales per estimated saleable square foot (computed for stores open at least 12 months) on a trailing 52-week period increased to $330 per square foot for transition fiscal 2014 from $321 per square foot for fiscal 2013. Existing stores at January 31, 2014 averaged approximately 21,000 gross square feet.

In transition fiscal 2014, we continued to expand our store base by opening 27 net new stores. Of these newly opened stores, 13 stores are located in California, two in Nevada, five in Arizona, and seven in Texas.  In fiscal 2015, we currently intend to increase our store count by approximately 30 to 35 stores, all of which are expected to be opened in our existing markets. We believe that our near term growth in fiscal 2015 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

We believe that the following items represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation.  Inventories are valued at the lower of cost or market. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage, as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken at each of our retail stores at least once a year by an outside inventory service company.  We perform inventory cycle counts at our warehouses throughout the year.  We also perform inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory in many locations (including various warehouses, store backrooms, and sales floors of our stores) require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

In the fourth quarter of fiscal 2013, we revised our inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the current management team.  As a result of this change, we recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.1 million in the fourth quarter of fiscal 2013. This is a prospective change and did not have an effect on prior periods.

At the end of the third quarter of transition fiscal 2014, based on new merchandising plans, we increased our valuation allowances for excess and obsolete inventory.  The Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.6 million.  This is a prospective change and did not have an effect on prior periods.

Considerable management judgment is necessary to estimate these inventory valuation reserves. As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from shrinkage and the excess and obsolete inventory provision at January 31, 2014, would have increased these reserves by approximately $1.8 million and $2.0 million, respectively, and increased pre-tax loss in transition fiscal 2014 by the same amounts.

In order to obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other similar purchase opportunities. Consequently, our inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  Our inventory was $206.2 million as of January 31, 2014 and $201.6 million as of March 30, 2013.

Long-lived asset impairment.  We assess the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner we use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During transition fiscal 2014, we did not record any long-lived asset impairment charges.  During fiscal 2013, we wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.  During the Successor and Predecessor periods of fiscal 2012, we did not record any long-lived asset impairment charges.  We have not made any material changes to our long-lived asset impairment methodology during transition fiscal 2014.

Goodwill and other intangible assets.  The Merger was accounted for as a purchase business combination, whereby the purchase price paid was allocated to recognize the acquired assets and liabilities at their fair value. In connection with the purchase price allocation, certain intangible assets were established or revalued. The purchase price in excess of the fair value of assets and liabilities was recorded as goodwill.

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

Intangible assets with a definite life are amortized on a straight line basis over their useful lives. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests.

During the fourth interim period of transition fiscal 2014, we completed step one of our goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  Additionally, during the fourth interim period of transition fiscal 2014, we completed our annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the 99¢ trademark exceeded the carrying amount of the trademark. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles.  We use historical financial information, internal plans and projections, and industry information in making such estimates.  However, because the new basis of accounting established at the Merger date set the book values of goodwill and intangibles equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and commodity costs) and discount rates, could result in impairment losses. In our transition fiscal 2014 impairment test, both our retail reporting unit and our wholesale reporting unit had excess fair value over the book value of net assets that was substantial. Our 99¢ trademark fair value also exceeded the book value in transition fiscal 2014.

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

There were no material changes in the estimates or assumptions used to determine legal reserves during transition fiscal 2014 and a 10% change in legal reserves would not be material to our consolidated financial position or results of operations.

Self-insured workers’ compensation liability.  We self-insure for workers’ compensation claims in California and Texas. We have established a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. We do not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing our workers’ compensation liability.  As a result of the increase in severity of open claims, we significantly increased our workers’ compensation liability reserves in transition fiscal 2014. As an indicator of the sensitivity of this estimate, at January 31, 2014, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $7.4 million and increased transition fiscal 2014 pre-tax loss by the same amount.

Self-insured health insurance liability.  During the second quarter of fiscal 2012 ended October 1, 2011, we began self-insuring for a portion of our employee medical benefit claims.  The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program.  At January 31, 2014, a 10% change in self-insurance liability would not have been material to our consolidated financial position or results of operations.

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

As of March 31, 2013, we had an accrual of $0.7 million for lease termination costs associated with Texas store closures. During the first quarter of transition fiscal 2014, we reversed the lease termination costs accrual, and as of January 31, 2014, we did not have any remaining lease obligations in connection with prior Texas store closures.

Tax Valuation Allowances and Contingencies.  We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and tax basis of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We had approximately $124.6 million of net deferred tax liabilities as of January 31, 2014, which was comprised of approximately $102.4 million of net deferred tax assets and $227.0 million of deferred tax liabilities.  We had approximately $153.7 million of net deferred tax liabilities as of March 30, 2013, which was comprised of approximately $83.7 million of net deferred tax assets and $237.4 million of deferred tax liabilities, net of tax valuation allowance of $11.6 million.  Management evaluated the available evidence in assessing our ability to realize the benefits of our deferred tax assets at January 31, 2014 and concluded it is more likely than not that we will realize all of our deferred tax assets.  Significant management judgment is required in accounting for income tax contingencies as the outcomes are often difficult to predict.  There are no uncertain tax positions at January 31, 2014.

Share-Based Compensation.  Subsequent to the Merger, Parent issued options to acquire shares of common stock of our Parent to certain of our executive officers and employees. We account for stock-based payment awards based on their fair values.  Stock options have a term of ten years.  For awards classified as equity, we estimate the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  Assumptions utilized to value options in transition fiscal 2014, fiscal 2013 and Successor fiscal 2012 periods include estimating the fair value of Parent’s common stock (which is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of Parent’s stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the expected dividend yield of Parent’s common stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of stock-based awards.  All of the options that we have granted to our executive officers and employees (with the exception of options granted to Rollover Investors that contained no repurchase rights and options granted to our current chief executive officer and certain directors that contain less restrictive repurchase rights) give the Parent repurchase rights as described in more detail in Note 12 to the Consolidated Financial Statements. In accordance with accounting guidance, we have not recorded any stock-based compensation expense for these grants.  For all other time-based options, the value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods, which is generally a vesting term of five years.  As described in more detail in Note 12 to the Consolidated Financial Statements, certain former executive put rights that were previously outstanding were classified as equity awards and revalued using a binomial model at each reporting period with changes in fair value recognized as stock-based compensation expense.  As further described in Note 12 to the Consolidated Financial Statements, we have also granted options to our current chief executive officer that will vest only upon achievement of certain performance hurdles.  These options were valued using a Monte Carlo simulation method.  Compensation expense associated with these options will not be recognized until it is probable that the performance hurdles will be achieved.

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

Cost of Sales:  Cost of sales includes the cost of inventory, freight in, inter-state warehouse transportation costs and inventory shrinkage (obsolescence, spoilage, and shrink), and is net of discounts and allowances. Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached.  In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.  We do not include purchasing, receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales, which totaled $77.4 million, $77.5 million, $15.6 million and $56.0 million for transition fiscal 2014, fiscal 2013, 2012 Successor period and 2012 Predecessor period, respectively.  Due to this classification, our gross profit rates may not be comparable to those of other retailers that include costs related to their distribution network in cost of sales.

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

The following table sets forth for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The ten months ended January 31, 2014 consists of 44 weeks.  The year ended March 30, 2013 consists of 52 weeks.  The Successor period from January 15, 2012 to March 31, 2012 consists of 11 weeks while the Predecessor period from April 3, 2011 to January 14, 2012 consists of 41 weeks.(the percentages may not add up due to rounding):

	Ten Months Ended		Year Ended		For the Periods

	January 31, 2014	% of Net Sales	March 30, 2013	% of Net Sales	January 15, 2012 to March 31, 2012	% of Net Sales	April 3, 2011 to January 14, 2012	% of Net Sales
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,486,699	97.2%	$1,620,683	97.1%	$329,361	97.2%	$1,158,733	97.1%
Bargain Wholesale	42,044	2.8	47,968	2.9	9,555	2.8	34,047	2.9
Total sales	1,528,743	100.0	1,668,651	100.0	338,916	100.0	1,192,780	100.0

Cost of sales (excluding depreciation and amortization expense shown separately below)	946,048	61.9	1,028,295	61.6	203,775	60.1	711,002	59.6
Gross profit	582,695	38.1	640,356	38.4	135,141	39.9	481,778	40.4

Selling, general and administrative expenses:
Operating expenses	514,511	33.7	523,495	31.4	110,477	32.6	376,122	31.5
Depreciation	52,467	3.4	56,810	3.4	11,361	3.4	21,855	1.8
Amortization of intangible assets	1,500	0.1	1,767	0.1	374	0.1	14	0.0
Total selling, general and administrative expenses	568,478	37.2	582,072	34.9	122,212	36.1	397,991	33.4
Operating income	14,217	0.9	58,284	3.5	12,929	3.8	83,787	7.0

Other (income) expense:
Interest income	(16)	0.0	(342)	0.0	(29)	0.0	(291)	0.0
Interest expense	50,820	3.3	60,898	3.6	16,223	4.8	381	0.0
Other-than-temporary investment impairment due to credit loss	—	0.0	—	0.0	—	0.0	357	0.0
Loss on extinguishment of debt	4,391	0.3	16,346	1.0	—	0.0	—	0.0
Other	—	0.0	380	0.0	(75)	0.0	(107)	0.0
Other expenses, net	55,195	3.6	77,282	4.6	16,119	4.8	340	0.0

(Loss) income before provision for income taxes	(40,978)	(2.7)	(18,998)	(1.1)	(3,190)	(0.9)	83,447	7.0
(Benefit) provision for income taxes	(28,493)	(1.9)	(10,089)	(0.6)	2,103	0.6	33,699	2.8
Net (loss) income	$(12,485)	(0.8)	$(8,909)	(0.5)%	$(5,293)	(1.6)%	$49,748	4.2%

The following discussion of our financial performance also includes supplemental unaudited pro forma consolidated financial information for fiscal year 2012.  Because the Merger occurred during the fourth fiscal quarter of fiscal 2012, we believe this information aids in the comparison between the years presented. The pro forma information does not purport to represent what our results of operations would have been had the Merger and related transactions actually occurred at the beginning of the year indicated, and they do not purport to project our results of operations or financial condition for any future period. The following table contains selected pro forma income statement data for fiscal 2012, including such data as a percentage of net sales.  See “Unaudited Pro Forma Consolidated Financial Information” below.

	Unaudited Pro Forma Fiscal Year Ended
	March 31, 2012	% of Net Sales
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,488,094	97.2%
Bargain Wholesale	43,602	2.8
Total sales	1,531,696	100.0

Cost of sales (excluding depreciation and amortization expense shown separately below)	914,777	59.7
Gross profit	616,919	40.3
Selling, general and administrative expenses:
Operating expenses	461,530	30.1
Depreciation	42,488	2.8
Amortization of intangible assets	1,764	0.1
Total selling, general and administrative expenses	505,782	33.0
Operating income	111,137	7.3

Other (income) expenses:
Interest income	(320)	(0.0)
Interest expense	69,629	4.5
Other-than-temporary investment impairment due to credit loss	357	0.0
Other	(182)	(0.0)
Total other expense, net	69,484	4.5
Income before provision for income taxes	41,653	2.7
Provision for income taxes	19,624	1.3
Net income	$22,029	1.4%

Ten Months Ended January 31, 2014 (44 Weeks) Compared Fiscal Year Ended March 30, 2013 (52 Weeks)

Net sales.  Total net sales decreased $140.0 million, or 8.4%, to $1,528.7 million in transition fiscal 2014, a 44-week period, from $1,668.7 million in fiscal 2013, a 52-week period. The decrease in total net sales was primarily due to the fact that there were eight fewer weeks in transition fiscal 2014 as compared to fiscal 2013. Net retail sales decreased $134.0 million, or 8.3%, to $1,486.7 million in transition fiscal 2014 from $1,620.7 million in fiscal 2013.  Bargain Wholesale net sales decreased by approximately $6.0 million, or 12.3%, to $42.0 million in transition fiscal 2014 from $48.0 million in fiscal 2013.  Net retail sales for stores that were open at least 15 months in transition fiscal 2014 were $1,343.1 million, representing 3.7% increase in same-store sales over a comparable 43-week period of the prior year.  The 3.7% increase in same-store sales was from increased transactions and higher average ticket. The full year effect of new stores opened in fiscal 2013 was $68.0 million and effect of new stores opened in transition fiscal 2014 was $47.0 million. We closed one store in transition fiscal 2014 which contributed $0.7 million in sales.

During transition fiscal 2014, we added 27 net new stores: 13 in California, five in Arizona, two in Nevada and seven in Texas. At the end of transition fiscal 2014, we had 343 stores compared to 316 stores at the end of fiscal 2013. Gross retail square footage as of January 31, 2014 and March 30, 2013 was 7.14 million and 6.63 million, respectively.  As of January 25, 2014, on a trailing 52-week period basis, our stores open for the full year averaged net sales of $5.4 million per store and $330 per estimated saleable square foot.

Gross profit.  Gross profit was $582.7 million in transition fiscal 2014 compared to $640.4 million in fiscal 2013.  As a percentage of net sales, overall gross margin decreased to 38.1% in transition fiscal 2014, from 38.4% in fiscal 2013.  Among the gross profit components, cost of products sold decreased by 10 basis points compared to fiscal 2013, primarily attributable to a shift in the product mix toward lower margin merchandise.  Gross profit was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million in the third quarter of transition fiscal 2014, representing 60 basis points (as described in Note 1 to the Consolidated Financial Statements), compared to a $9.1 million inventory reserve in fiscal 2013, representing 60 basis points. The remaining change was due to other less significant items included in cost of sales.

Operating expenses. Operating expenses were $514.5 million in transition fiscal 2014 compared to $523.5 million in fiscal 2013.  As a percentage of net sales, operating expenses increased to 33.7% for transition fiscal 2014 from 31.4% for fiscal 2013.  Of the 230 basis point increase in operating expenses as a percentage of net sales, retail operating expenses increased by 20 basis points, distribution and transportation costs increased by 50 basis points, corporate expenses increased by 50 basis points, and other items increased by 110 basis points, as described below.

Retail operating expenses for transition fiscal 2014 increased as a percentage of net sales by 20 basis points to 21.7% of net sales, compared to 21.5% of net sales for fiscal 2013.  The increase was primarily due to higher utility costs and outside service fees as a percentage of net sales.

Distribution and transportation expenses for transition fiscal 2014 increased as a percentage of net sales by 50 basis points to 5.1% of net sales, compared to 4.6% as a percentage of net sales for fiscal 2013.  The increase in distribution and transportation expenses compared to fiscal 2013 was primarily due to higher labor costs and increases in rent expense for additional warehouse space.

Corporate operating expenses for transition fiscal 2014 increased as a percentage of net sales by 50 basis points to 4.5% of net sales, compared to 4.0% of net sales for fiscal 2013.  The increase as a percentage of sales was primarily due to higher legal expenses and outside professional service fees. This increase as a percentage of sales was partially offset by higher payroll-related severance charges of $10.2 million in fiscal 2013 compared to restructuring charges of $4.4 million in transition fiscal 2014 related to a third quarter of transition fiscal 2014 reduction in force.

The remaining operating expenses for transition fiscal 2014 increased as a percentage of net sales by 110 basis points to 2.4% of net sales, compared to 1.3% of net sales in fiscal 2013.  In transition fiscal 2014, primarily as a result of an increase in severity of workers’ compensation claims, we recorded increases to workers’ compensation accrual of $38.4 million, representing 250 basis points (as described in Note 11 to the Consolidated Financial Statements).  This increase in remaining operating expenses was partially offset by lower stock-based compensation expense attributable to a decrease in the fair value of former executive put rights, that resulted in a negative stock-based compensation expense of $4.8 million, compared to an expense of $18.4 million for fiscal 2013. In fiscal 2013, we recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for three executive officers and one employee who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive officers’ put rights) (see Note 12, “Stock-Based Compensation Plans” to our Consolidated Financial Statements).

Depreciation and amortization.  Depreciation was $52.5 million in transition fiscal 2014 compared to $56.8 million in fiscal 2013.  Depreciation as a percentage of net sales was 3.4% in transition fiscal 2014 and 3.4% for fiscal 2013.  Amortization was $1.5 million in transition fiscal 2014 and $1.8 million in fiscal 2013, reflecting fewer weeks in transition fiscal 2014.

Operating income. Operating income was $14.2 million for transition fiscal 2014 compared to operating income of $58.3 million for fiscal 2013.  Operating income as a percentage of net sales was 0.9% in transition fiscal 2014 compared to 3.5% in fiscal 2013.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt. Interest expense was $50.8 million in transition fiscal 2014 compared to $60.9 million in fiscal 2013, primarily due to the fact that there were eight fewer weeks in transition fiscal 2014.  Loss on extinguishment of debt was $4.4 million for transition fiscal 2014 and $16.3 million for fiscal 2013, relating to amendments to the First Lien Term Loan Facility (as defined below) in October 2013 and April 2012, respectively.

Interest income and other expenses.  Interest income for transition fiscal 2014 was not significant due to liquidation of our previously-held investment portfolio. Interest income was $0.3 million for fiscal 2013.  Other expense of $0.4 million in fiscal 2013, primarily reflects realized losses on sale of investments.

(Benefit) provision for income taxes.  The provision for income taxes was a benefit of $28.5 million in transition fiscal 2014 compared to a benefit of $10.1 million in fiscal 2013, due to pre-tax losses in both periods. The effective tax rate for transition fiscal 2014 was (69.5)% compared to an effective tax rate of (53.1)% for fiscal 2013.  The effective combined federal and state income tax rates for transition fiscal 2014 differ from the statutory rates due to the benefit of federal hiring credits, the release of valuation allowance on the California enterprise zone credit carry-forward and other discrete items recognized during the transition fiscal 2014 (as described in Note 6 to the Consolidated Financial Statements).  The effective combined federal and state income tax rates for fiscal 2013 differ from the statutory rates due to the release of valuation allowance on the Texas margin tax credit carry-forward and benefit of federal hiring credits.

Net loss.  As a result of the items discussed above, net loss for transition fiscal 2014 was $12.5 million compared to a net loss of $8.9 million in fiscal 2013.  Net loss as a percentage of net sales was (0.8)% in transition fiscal 2014 compared to net loss as a percentage of sales of (0.5)% in fiscal 2013.

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

Operating expenses.  During fiscal 2013, operating expenses were $523.5 million.  As a percentage of net sales, operating expenses were 31.4% for fiscal 2013.  Retail operating expenses for fiscal 2013 were 21.5% of net sales.  Distribution and transportation expenses were 4.6% of net sales for fiscal 2013.  Corporate operating expenses for fiscal 2013 were 4.0% of net sales.  The remaining operating expenses for fiscal 2013 were 1.3% of net sales.  On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively.  We recorded severance charges of $10.2 million and accelerated vesting of their stock options that resulted in additional $9.3 million of stock-based compensation expense in the fourth quarter of fiscal 2013.  In addition, during the fourth quarter of fiscal 2013, we recorded $6.5 million in additional stock-based compensation associated with the valuation of the former executive put rights (see Note 12, “Stock-Based Compensation Plans” to our Consolidated Financial Statements).

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

The remaining operating expenses for fiscal 2013 increased as percentage of net sales by 110 basis points to 1.3% of net sales, compared to 0.2% of net sales for pro forma fiscal 2012.  In fiscal 2013, we recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for four officers who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive officer put rights) compared to stock-based compensation of $2.0 million in pro forma fiscal 2012.

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

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated statements of operations have been developed by applying pro forma adjustments to our audited statement of operations for the Predecessor period from April 3, 2011 through January 14, 2012, and for the Successor period from January 15, 2012 to March 31, 2012. The unaudited pro forma condensed consolidated statements of operations for the fiscal year ended March 31, 2012 gives effect to the Merger as if it had occurred on April 2, 2011.

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

(a)         Represents adjustments to increase historical expenses for ongoing expenses incurred in connection with the Merger and adjustments to eliminate one-time historical expenses incurred in connection with the Merger (in thousands):

Fiscal Year Ended March 31, 2012 (1)

Credit facility annual administration fee (i)	$158
Favorable/unfavorable lease amortization, net (ii)	155
Executive compensation (iii)	583
Rent expenses (renegotiated leases) (iv)	788
Subtotal — ongoing expenses	1,684
One-time merger costs (v)	(26,753)
Total operating expenses	$(25,069)

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

(d)         Represents the following adjustments to interest expense, net (in thousands):

Fiscal Year Ended March 31, 2012 (1)

Pro forma cash interest expense (i)	$48,160
Pro forma deferred financing costs amortization expense (i)	4,865
Less: interest expense, historical (ii)	—
Additional expense	$53,025

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

Effects of Inflation

During transition fiscal 2014 and fiscal 2013, inflation did not have a material impact on our overall operations. We experienced increases in health care costs, fuel costs and some vendor prices during the Predecessor and Successor periods of fiscal 2012.  Increases in various costs due to future inflation may impact our operating results to the extent that such increases cannot be passed along to our customers.  See Item 1A, “Risk Factors—Risks Related to Our Business—Inflation may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.”

Liquidity and Capital Resources

We historically funded our operations principally from cash provided by operations, short-term investments and cash on hand, and until the Merger, did not generally rely upon external sources of financing. After the Merger, our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements. Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility (as defined below) for at least the next 12 months. We currently do not intend to use the availability under our ABL Facility to fund our capital needs in fiscal 2015; however, depending on the exact timing of budgeted capital expenditures, we may borrow under our ABL Facility for short-term capital requirements from time to time.  Availability under our ABL Facility is not expected to materially affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of January 31, 2014, we held $34.8 million in cash, and our total indebtedness was $855.4 million, consisting of borrowings under our First Lien Term Loan Facility of $605.4 million and $250 million of our Senior Notes. We had up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of January 31, 2014, availability under the ABL Facility subject to the borrowing base was $135.9 million.  We also have, and will continue to have, significant lease obligations.  As of January 31, 2014, our minimum annual rental obligations under long-term operating leases for fiscal 2015 are $59.7 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. As of January 31, 2014, the Credit Facilities include (a) $175 million in commitments under the ABL Facility and (b) $612.3 million in aggregate principal amount under the First Lien Term Loan Facility.

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

We were required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate (“Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of January 31, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

On October 8, 2013, we completed a repricing of our First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereof.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and decreased the LIBOR floor from 1.25% to 1.00%.  Under the amendment, the incremental term loans have the same interest rate as the other term loans. We will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

We determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of transition fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, we recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.

In addition, the amendment to the First Lien Term Loan Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase (as defined below) (see “—Repurchase Transaction with Rollover Investors” for more information), (b) removed the maximum capital expenditures covenant, (c) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013 the permitted payment amount represents the sum of (i) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (ii) $20 million, and (d) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012 to be reinvested in the Company’s business without restriction.

As of January 31, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 31, 2014, the amount outstanding under the First Lien Term Loan Facility was $605.4 million.

Following the end of each fiscal year, we are required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The required Excess Cash Flow payment for fiscal 2013 was $3.3 million and was made in July 2013. There is no Excess Cash Flow payment required for transition fiscal 2014.

The First Lien Term Loan Facility includes restrictions on our ability and the ability of Parent, 99 Cents Texas and certain of our future subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of January 31, 2014, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at January 31, 2014 was a liability of $3.0 million.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of January 31, 2014) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at January 31, 2014) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 31, 2014).  We must also pay customary letter of credit fees and agency fees.

As of January 31, 2014 and March 30, 2013, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base was $135.9 million as of January 31, 2014.

The ABL Facility includes restrictions on our ability, and the ability of the Parent and certain of our subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  As of January 31, 2014, we were in compliance with the terms of the ABL Facility.

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

Senior Notes

On December 29, 2011, we issued $250 million aggregate principal amount of Senior Notes that mature on December 15, 2019.  The Senior Notes are guaranteed by 99 Cents Texas (the “Senior Notes Guarantor”).

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

As of January 31, 2014, we were in compliance with the terms of the Indenture.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with the Rollover Investors, pursuant to which (a)(i) Parent purchased from each Rollover Investor all of the shares of Class A Common Stock and Class B Common Stock, owned by such Rollover Investor and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor were repurchased, for aggregate consideration of approximately $129.7 million and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand at the Company and Parent.  In connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million. (See Note 7 to our Consolidated Financial Statements for information on restrictions under instruments governing the Company’s indebtedness on the Company’s ability to make dividend and similar payments.)  In addition, we made a payment of $7.8 million to the Rollover Investors to repurchase all options to purchase Class A Common Stock and Class B Common Stock held by the Rollover Investors.

Cash Flows

Operating Activities

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(44 Weeks)	(52 Weeks)	(11 Weeks)	(41 Weeks)

	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(12,485)	$(8,909)	$(5,293)	$49,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	52,467	56,810	11,361	21,855
Amortization of deferred financing costs and accretion of OID	3,681	4,229	1,425	—
Amortization of intangible assets	1,500	1,767	374	14
Amortization of favorable/unfavorable leases, net	438	182	38	—
Loss on extinguishment of debt	4,391	16,346	—	—
(Gain) loss on disposal of fixed assets	(357)	895	130	8
(Gain) loss on interest rate hedge	(92)	592	—	—
Long-lived assets impairment	—	515	—	—
Investments impairment	—	—	—	357
Excess tax benefit from share-based payment arrangements	(138)	—	—	(5,401)
Deferred income taxes	(28,999)	(32,800)	(1,411)	(10,492)
Stock-based compensation	(4,766)	18,387	137	2,745

Changes in assets and liabilities associated with operating activities:
Accounts receivable	58	1,321	(182)	(1,162)
Inventories	(4,643)	5,811	17,850	(42,538)
Deposits and other assets	(3,049)	(7,163)	(210)	(920)
Accounts payable	20,653	6,458	(8,761)	5,533
Accrued expenses	12,682	1,700	8,025	15,599
Accrued workers’ compensation	34,420	474	(356)	(3,050)
Income taxes	(529)	6,339	(1,736)	10,769
Deferred rent	8,365	4,025	714	1,191
Other long-term liabilities	(2,673)	4,445	(70)	—
Net cash provided by operating activities	$80,924	$81,424	$22,035	$44,256

Cash provided by operating activities in transition fiscal 2014 was $80.9 million and consisted of (i) net loss of $12.5 million; (ii) net loss adjustments for depreciation and other non-cash items of $28.1 million; (iii) increase in working capital activities of $60.8 million; and (iv) increase in other activities of $4.5 million, primarily due to increase in deferred rent partially offset by a decrease other long-term liabilities, and an increase in other long-term assets.  The increase in working capital activities was primarily due to increases in accrued workers’ compensation, accrued expenses and accounts payable, which were partially offset by an increase inventories.

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

Investing Activities

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(44 weeks)	(52 Weeks)	(11 Weeks)	(41 Weeks)

Cash flows from investing activities:
Acquisition of 99¢ Only Stores	$—	$—	$(1,477,563)	$—
Deposit — Merger consideration	—	—	177,322	(177,322)
Purchases of property and equipment	(62,090)	(62,494)	(13,170)	(33,570)
Proceeds from sale of fixed assets	1,473	12,064	1,910	98
Purchases of investments	—	(1,996)	(6,277)	(52,623)
Proceeds from sale of investments	—	5,256	24,519	226,805
Net cash used in investing activities	$(60,617)	$(47,170)	$(1,293,259)	$(36,612)

Capital expenditures in transition fiscal 2014 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $62.1 million.

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

Financing Activities

	Ten Months Ended	Years Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(44 Weeks)	(52 Weeks)	(11 Weeks)	(41 Weeks)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	$(19,200)	$—	$—	$—
Dividend paid	(95,512)	—	—	—
Proceeds from debt	100,000	—	774,500	—
Payments of debt	(6,174)	(5,237)	(11,313)	—
Payments of debt issuance costs	(2,343)	(11,230)	(31,411)	—
Payments of capital lease obligation	(69)	(77)	(13)	(56)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	—
Proceeds from equity contribution	—	—	535,900	—
Repurchases of common stock related to issuance of Performance Stock Units	—	—	—	(1,744)
Proceeds from exercise of stock options	—	—	—	3,359
Excess tax benefit from share-based payment arrangements	138	—	—	5,401
Net cash (used in) provided by financing activities	$(30,941)	$(16,544)	$1,267,663	$6,960

Net cash used in financing activities in transition fiscal 2014 was comprised primarily of payments made in connection with the Gold-Schiffer Purchase, partially offset by additional borrowings under the First Lien Term Loan Facility used to fund part of the Gold-Schiffer Purchase.

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

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of January 31, 2014.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations	$862,277	$6,138	$12,276	$593,863	$250,000
Interest payments (a)	306,686	56,323	111,746	112,874	25,743
Capital lease obligations	285	88	197	—	—
Operating lease obligations	337,892	59,696	96,367	64,586	117,243
Purchase obligations (b)	7,475	2,993	2,182	2,040	260
Deferred compensation liability	1,142	—	—	—	1,142
Total	$1,515,757	$125,238	$222,768	$773,363	$394,388

(a)         Includes interest expense on fixed and variable debt. Variable debt interest expense based on amended First Lien Term Loan Facility Agreement; see Note 7, “Debt” to our Consolidated Financial Statements.

(b)         Purchase obligations include legally binding agreements that primarily consist of construction contracts of new stores, and purchases and service commitment for logistics and store operations.  Amounts committed under open purchase orders for merchandise are not included if cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We do not have any liabilities related to uncertain tax positions as of January 31, 2014.  See Note 6, “Income Tax Provision” to our Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases, which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance. Rental expenses (including property taxes, maintenance and insurance) charged to operations in transition fiscal 2014 were approximately $60.8 million.  Rental expenses (including property taxes, maintenance and insurance) charged to operations in fiscal 2013 were approximately $63.0 million.  Rental expense (including property taxes, maintenance and insurance) charged to operating expenses for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $13.1 million and $44.0 million, respectively. We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties.”  The large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

As of January 31, 2014 and March 30, 2013, we did not have any variable interest entities.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience some seasonal fluctuations in our net sales, operating income, and net income. During the quarters that have included the Halloween, Christmas and Easter selling seasons, we have historically experienced higher net sales and higher operating income.  Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain these holidays, the timing of new store openings and the merchandise mix.

During fiscal 2013 there were two Easter selling seasons that occurred in early April 2012 and in late March 2013. There was no Easter selling season in transition fiscal 2014.

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding amounts under our Credit Facilities.  As of January 31, 2014, we had variable rate borrowings of $605.4 million under our First Lien Term Loan Facility and no borrowings under our ABL Facility.  The maximum commitment under our ABL Facility was $175 million on January 31, 2014.  The Credit Facilities provide interest rate options based on certain indices as described in Note 7, “Debt” to our Consolidated Financial Statements.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of January 31, 2014, the fair value of the interest rate swap was a liability of $3.0 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding as of January 31, 2014 and March 30, 2013, respectively, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase of our pre-tax loss and a decrease in cash flows of approximately $0.2 million for the transition fiscal year ended January 31, 2014 and $2.5 million for fiscal 2013.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99 Cents Only Stores LLC

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	50
Report of Independent Registered Public Accounting Firm, BDO USA, LLP	51
Consolidated Balance Sheets as of January 31, 2014 (Successor) and March 30, 2013 (Successor)	52
Consolidated Statements of Comprehensive Income (Loss) for the ten months ended January 31, 2014 (Successor), year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor)	53
Consolidated Statements of Member’s/Shareholders’ Equity for ten months ended January 31, 2014 (Successor), the year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor)	54
Consolidated Statements of Cash Flows for ten months ended January 31, 2014 (Successor), the year ended March 30, 2013 (Successor), the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor)	55
Notes to Consolidated Financial Statements	56
Schedule II — Valuation and Qualifying Accounts	117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member of 99 Cents Only Stores LLC

We have audited the accompanying consolidated balance sheets of 99 Cents Only Stores LLC and subsidiaries as of January 31, 2014 and March 30, 2013, and the related consolidated statements of comprehensive income (loss), member’s/shareholders’ equity and cash flows for the ten months ended January 31, 2014 and year ended March 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b) for the ten months ended January 31, 2014 and year ended March 30, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2014 and March 30, 2013, and the consolidated results of its operations and its cash flows for the ten months ended January 31, 2014 and year ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

April 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

99¢ Only Stores

City of Commerce, California

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor) of the 99¢ Only Stores and consolidated entities (the “Company”). In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(b) for the periods referenced above. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor).

/s/ BDO USA, LLP

Los Angeles, California

July 9, 2012

 99 Cents Only Stores LLC

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31, 2014	March 30, 2013
	(Successor)	(Successor)
ASSETS
Current Assets:
Cash	$34,842	$45,476
Accounts receivable, net of allowance for doubtful accounts of $107 and $84 as of January 31, 2014 and March 30, 2013, respectively	1,793	1,851
Income taxes receivable	4,498	3,969
Deferred income taxes	46,953	33,139
Inventories, net	206,244	201,601
Assets held for sale	1,680	2,106
Other	18,190	16,370
Total current assets	314,200	304,512
Property and equipment, net	485,046	476,051
Deferred financing costs, net	18,526	21,016
Intangible assets, net	466,311	471,359
Goodwill	479,745	479,745
Deposits and other assets	6,406	4,554
Total assets	$1,770,234	$1,757,237

LIABILITIES AND MEMBER’S/SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,057	$50,011
Payroll and payroll-related	24,461	17,096
Sales tax	5,522	7,200
Other accrued expenses	36,690	29,695
Workers’ compensation	73,918	39,498
Current portion of long-term debt	6,138	8,567
Current portion of capital lease obligation	88	83
Total current liabilities	217,874	152,150
Long-term debt, net of current portion	849,252	749,758
Unfavorable lease commitments, net	11,718	14,833
Deferred rent	13,188	4,823
Deferred compensation liability	1,142	1,153
Capital lease obligation, net of current portion	197	271
Long-term deferred income taxes	171,573	186,851
Other liabilities	6,203	8,428
Total liabilities	1,271,147	1,118,267

Commitments and contingencies (Note 11)
Member’s/Shareholders’ Equity:
Preferred stock, no par value — authorized, 1,000 shares; no shares issued or outstanding at March 30, 2013	—	—
Common stock $0.01 par value — Class A authorized, 1,000 shares; issued and outstanding, 100 shares and Class B authorized, 1,000 shares; issued and outstanding, 100 shares at March 30, 2013	—	—
Additional paid-in capital	—	654,424
Member units — 100 units issued and outstanding at January 31, 2014	546,365	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—
Accumulated deficit	(26,687)	(14,202)
Other comprehensive loss	(1,391)	(1,252)
Total equity	499,087	638,970
Total liabilities and equity	$1,770,234	$1,757,237

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(44 Weeks)	(52 Weeks)	(11 Weeks)	(41 Weeks)
Net Sales:
99¢ Only Stores	$1,486,699	$1,620,683	$329,361	$1,158,733
Bargain Wholesale	42,044	47,968	9,555	34,047
Total sales	1,528,743	1,668,651	338,916	1,192,780
Cost of sales (excluding depreciation and amortization expense shown separately below)	946,048	1,028,295	203,775	711,002
Gross profit	582,695	640,356	135,141	481,778
Selling, general and administrative expenses:
Operating expenses (includes asset impairment of $515 for the year ended March 30, 2013)	514,511	523,495	110,477	376,122
Depreciation	52,467	56,810	11,361	21,855
Amortization of intangible assets	1,500	1,767	374	14
Total selling, general and administrative expenses	568,478	582,072	122,212	397,991
Operating income	14,217	58,284	12,929	83,787
Other (income) expense:
Interest income	(16)	(342)	(29)	(291)
Interest expense	50,820	60,898	16,223	381
Other-than-temporary investment impairment due to credit loss	—	—	—	357
Loss on extinguishment of debt	4,391	16,346	—	—
Other	—	380	(75)	(107)
Total other expense, net	55,195	77,282	16,119	340
(Loss) income before provision for income taxes	(40,978)	(18,998)	(3,190)	83,447
(Benefit) provision for income taxes	(28,493)	(10,089)	2,103	33,699
Net (loss) income	(12,485)	(8,909)	(5,293)	49,748
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities arising during period	—	4	68	46
Unrealized losses on interest rate cash flow hedge	(284)	(1,252)	—	—
Less: reclassification adjustment included in net income (loss)	145	(27)	(45)	150
Other comprehensive (loss) income, net of tax	(139)	(1,275)	23	196

Comprehensive (loss) income	$(12,624)	$(10,184)	$(5,270)	$49,944

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF MEMBER’S/SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Member Units		Additional Paid-In	Investment in Number Holdings, Inc. Preferred	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Member’s/ Shareholders’
	Shares	Amount	Units	Amount	Capital	Stock	Deficit)	Income (Loss)	Equity
(Predecessor)
BALANCE, April 2, 2011	70,327	$253,039	—	$—	$—	$—	$428,836	$(326)	$681,549
Net income	—	—	—	—	—	—	49,748	—	49,748
Net unrealized investment gains	—	—	—	—	—	—	—	196	196
Tax benefit from exercise of stock options and Performance Stock Units	—	5,401	—	—	—	—	—	—	5,401
Exercise of stock options and issuance of Performance Stock Units, net	404	1,615	—	—	—	—	—	—	1,615
Stock-based compensation expense	—	2,745	—	—	—	—	—	—	2,745
BALANCE, January 14, 2012	70,731	$262,800	—	$—	$—	$—	$478,584	$(130)	$741,254

(Successor)
Issuance of common stock — Class A and B	—	$—	—	$—	$635,900	$—	$—	$—	$635,900
Net loss	—	—	—	—	—	—	(5,293)	—	(5,293)
Net unrealized investment gains	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	—	—	137	—	—	—	137
BALANCE, March 31, 2012	—	—	—	—	636,037	—	(5,293)	23	630,767
Net loss	—	—	—	—	—	—	(8,909)	—	(8,909)
Net unrealized investment losses	—	—	—	—	—	—	—	(23)	(23)
Net unrealized losses on interest rate cash flow hedge	—	—	—	—	—	—	—	(1,252)	(1,252)
Stock-based compensation expense	—	—	—	—	18,387	—	—	—	18,387
BALANCE, March 30, 2013	—	$—	—	$—	$654,424	$—	$(14,202)	$(1,252)	$638,970
Conversion from corporation to limited liability company	—	—	—	654,424	(654,424)	—	—	—	—
Net loss	—	—	—	—	—	—	(12,485)	—	(12,485)
Investment in Number Holdings, Inc. preferred stock	—	—	—	—	—	(19,200)	—	—	(19,200)
Unrealized net losses on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	(139)	(139)
Stock-based compensation	—	—	—	(4,766)	—	—	—	—	(4,766)
Dividend paid to Number Holdings, Inc.	—	—	—	(95,512)	—	—	—	—	(95,512)
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(7,781)	—	—	—	—	(7,781)
BALANCE, January 31, 2014	—	$—	—	$546,365	$—	$(19,200)	$(26,687)	$(1,391)	$499,087

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(44 Weeks)	(52 Weeks)	(11 Weeks)	(41 Weeks)
Cash flows from operating activities:
Net (loss) income	$(12,485)	$(8,909)	$(5,293)	$49,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	52,467	56,810	11,361	21,855
Amortization of deferred financing costs and accretion of OID	3,681	4,229	1,425	—
Amortization of intangible assets	1,500	1,767	374	14
Amortization of favorable/unfavorable leases, net	438	182	38	—
Loss on extinguishment of debt	4,391	16,346	—	—
(Gain) loss on disposal of fixed assets	(357)	895	130	8
(Gain) loss on interest rate hedge	(92)	592	—	—
Long-lived assets impairment	—	515	—	—
Investments impairment	—	—	—	357
Excess tax benefit from share-based payment arrangements	(138)	—	—	(5,401)
Deferred income taxes	(28,999)	(32,800)	(1,411)	(10,492)
Stock-based compensation	(4,766)	18,387	137	2,745
Changes in assets and liabilities associated with operating activities:
Accounts receivable	58	1,321	(182)	(1,162)
Inventories	(4,643)	5,811	17,850	(42,538)
Deposits and other assets	(3,049)	(7,163)	(210)	(920)
Accounts payable	20,653	6,458	(8,761)	5,533
Accrued expenses	12,682	1,700	8,025	15,599
Accrued workers’ compensation	34,420	474	(356)	(3,050)
Income taxes	(529)	6,339	(1,736)	10,769
Deferred rent	8,365	4,025	714	1,191
Other long-term liabilities	(2,673)	4,445	(70)	—
Net cash provided by operating activities	80,924	81,424	22,035	44,256

Cash flows from investing activities:
Acquisition of 99¢ Only Stores	—	—	(1,477,563)	—
Deposit — Merger consideration	—	—	177,322	(177,322)
Purchases of property and equipment	(62,090)	(62,494)	(13,170)	(33,570)
Proceeds from sale of property and fixed assets	1,473	12,064	1,910	98
Purchases of investments	—	(1,996)	(6,277)	(52,623)
Proceeds from sale of investments	—	5,256	24,519	226,805
Net cash used in investing activities	(60,617)	(47,170)	(1,293,259)	(36,612)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—
Dividend paid	(95,512)	—	—	—
Proceeds from debt	100,000	—	774,500	—
Payments of debt	(6,174)	(5,237)	(11,313)	—
Payments of debt issuance costs	(2,343)	(11,230)	(31,411)	—
Payments of capital lease obligation	(69)	(77)	(13)	(56)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	—
Proceeds from equity contribution	—	—	535,900	—
Repurchases of common stock related to issuance of Performance Stock Units	—	—	—	(1,744)
Proceeds from exercise of stock options	—	—	—	3,359
Excess tax benefit from share-based payment arrangements	138	—	—	5,401
Net cash (used in) provided by financing activities	(30,941)	(16,544)	1,267,663	6,960

Net (decrease) increase in cash	(10,634)	17,710	(3,561)	14,604
Cash - beginning of period	45,476	27,766	31,327	16,723
Cash - end of period	$34,842	$45,476	$27,766	$31,327

Supplemental cash flow information:
Income taxes paid	$485	$16,372	$5,250	$22,059
Interest paid	$48,105	$54,074	$7,372	$287
Non-cash investing activities for purchases of property and equipment	$(393)	$(2,146)	$(958)	$(431)
Non-cash equity contribution from Rollover Investors	$—	$—	$100,000	$—

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Ten Months Ended January 31, 2014 (Successor), Year Ended March 30, 2013 (Successor), Periods January 15, 2012 to March 31, 2012 (Successor) and April 3, 2011 to January 14, 2012 (Predecessor)

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products.  As of January 31, 2014, the Company operated 343 retail stores with 245 in California, 46 in Texas, 34 in Arizona, and 18 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, pursuant to the Agreement and Plan of Merger (“the Merger”), dated as of October 11, 2011 (the “Merger Agreement”), by and among 99¢ Only Stores, Parent and Number Merger Sub, Inc. (“Merger Sub”) a subsidiary of Parent, the Merger was consummated.  Merger Sub merged with and into 99¢ Only Stores, with 99¢ Only Stores being the surviving corporation.  As a result of the Merger, the Company became a subsidiary of Parent.  Parent is controlled by affiliates of Ares Management LLC, Canada Pension Plan Investment Board (“CPPIB”) (together, the “Sponsors”) and, prior to the Gold-Schiffer Purchase (as described in Note 10), the Rollover Investors (as defined below).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, no par value (“Company common stock”), was converted into the right to receive $22.00 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”), excluding (1) shares held by any shareholders who were entitled to and who have properly exercised dissenters’ rights under California law, and (2) shares held by Parent, Merger Sub or any other wholly-owned subsidiary of Parent, which included the shares contributed to Parent prior to the completion of the Merger by Eric Schiffer, the Company’s former Chief Executive Officer, Jeff Gold, the Company’s former President and Chief Operating Officer, Howard Gold, the Company’s former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”).  In addition, each outstanding stock option was cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price for each share subject to the applicable option. Each restricted stock unit (“RSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the RSU multiplied by the Merger Consideration. Each performance stock unit (“PSU”) was cancelled and converted into the right to receive an amount in cash equal to the number of unforfeited shares of Company common stock then subject to the PSU multiplied by the Merger Consideration.  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded equity company.  See Note 3, “The Merger.”

Conversion to LLC

On October 18, 2013, 99¢ Only Stores converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by its sole member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of 99¢ Only Stores, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of 99¢ Only Stores, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of 99¢ Only Stores were vested in 99 LLC and all debts, liabilities and obligations of 99¢ Only Stores continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The Conversion did not have any effect on deferred tax assets or liabilities, and the Company will continue to use the liability method of accounting for income taxes.  The Company and Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries required to be consolidated in accordance with accounting principles generally accepted in the United States (“GAAP”). Intercompany accounts and transactions between the consolidated companies have been eliminated in consolidation.

Change in Fiscal Year

On December 16, 2013, the board of directors of the Company’s sole member, Parent, approved a resolution changing the end of the Company’s fiscal year. Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable. As a result of this change, the Company’s fiscal 2014 is a ten month transition period that began on March 31, 2013 and ended on January 31, 2014.  In accordance with the rules of the Securities and Exchange Commission, information on the transition period is being reported on this Transition Report on Form 10-K for the fiscal year ended January 31, 2014.

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Saturday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  On January 13, 2012, the Company completed the Merger.  The accompanying audited consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively.  The Company’s fiscal year 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) (Successor) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks. The Company’s fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.  The Successor period from January 15, 2012 to March 31, 2012 consisted of 11 weeks and the Predecessor period from April 3, 2011 to January 14, 2012 consisted of 41 weeks, for a total of 52 weeks.

See Note 2, “Change in Fiscal Year” to the Company’s consolidated financial statements for the comparative Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period).

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $35.0 and $61.4 million, respectively, as of January 31, 2014 and March 30, 2013. The Company historically has not experienced any losses in such accounts. The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows.  Book overdrafts included in accounts payable were $9.3 million as of January 31, 2014.

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

In the fourth quarter of fiscal 2013, the Company revised its inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the then current management team.  As a result of this change, the Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.1 million in the fourth quarter of fiscal 2013. This is a prospective change and did not have an effect on prior periods.

At the end of the third quarter of transition fiscal 2014, based on new merchandising plans, the Company increased its valuation allowances for excess and obsolete inventory.  The Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.6 million.  This is a prospective change and did not have an effect on prior periods.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase.  As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends. On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 9, “Fair Value of Financial Instruments”). Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2013, the Company wrote down the carrying value of land held for sale to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.  During transition fiscal 2014, the period from January 15, 2012 to March 31, 2012, and the period from April 3, 2011 to January 14, 2012, the Company did not record any long-lived asset impairment charges.  The Company has not made any material changes to its long-lived asset impairment methodology during transition fiscal 2014.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  The Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If the Company does not perform a qualitative assessment, or determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. Management has determined that the Company has two reporting units, the retail reporting unit and the wholesale reporting unit.  The amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $467.2 and $12.5 million, respectively, as of January 31, 2014.

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

During the fourth quarter of transition fiscal 2014, the Company completed step one of its goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  During the fourth quarter of transition fiscal 2014, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the trade name exceeded the carrying amount.

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

Purchase Accounting

The Company’s assets and liabilities have been recorded at their estimated fair values as of the date of the Merger.  The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon an assessment of their relative fair value as of the date of the Merger.  These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Merger are subject to significant judgments and the use of estimates.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  Refer to Note 6, “Income Tax Provision” for further discussion of income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options granted to the Company’s Chief Executive Officer that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 12, “Stock-Based Compensation Plans” for further discussion of stock-based compensation.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas. The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for January 31, 2014 and March 30, 2013.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses were $4.4 million for the ten months ended January 31, 2014.  Advertising expenses were $5.4 million for the fiscal year ended March 30, 2013.  Advertising expenses were $1.2 million and $4.3 million for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash and interest rate derivatives are measured and recorded at fair value. Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  Refer to Note 9, “Fair Value of Financial Instruments” for further discussion of the fair value of debt.

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

Comprehensive Income

Other comprehensive income includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.  The following table sets forth the calculation of comprehensive income, net of tax effects, for the periods indicated (in thousands):

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)

Net (loss) income	$(12,485)	$(8,909)	$(5,293)	$49,748

Unrealized holding gains on marketable securities, net of tax effects of $0 in transition fiscal 2014, $3 in fiscal 2013, $45 for January 15, 2012 to March 31, 2012 and $30 for April 3, 2011 to January 14, 2012	—	4	68	46
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(190) in transition fiscal 2014, $(835) in fiscal 2013, $0 for January 15, 2012 to March 31, 2012 and $0 for April 3, 2011 to January 14, 2012	(284)	(1,252)	—	—
Reclassification adjustment, net of tax effects of $97 in transition fiscal 2014, $(18) in fiscal 2013, $(30) for January 15, 2012 to March 31, 2012 and $100 for April 3, 2011 to January 14, 2012	145	(27)	(45)	150
Total unrealized holding (losses) gains, net	(139)	(1,275)	23	196
Total comprehensive (loss) income	$(12,624)	$(10,184)	$(5,270)	$49,944

Amounts in accumulated other comprehensive loss as January 31, 2014 and March 30, 2013 consisted of unrealized losses on interest rate cash flow hedges. Reclassifications out of AOCI in transition fiscal 2014 are presented in Note 8, “Derivative Financial Instruments.”

New Authoritative Standards

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”). The ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under GAAP. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This new guidance became effective for the Company in the first quarter of transition fiscal 2014 and did not have a material impact on the Company or its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which is effective for reporting periods beginning after December 15, 2012.  ASU 2013-02 was issued to improve the reporting of reclassifications out of AOCI.  ASU 2013-02 requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements.  Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period.  For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with GAAP is required.  This new guidance, became effective for the Company in the first quarter of transition fiscal 2014 and did not have a material impact on the Company or its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  ASU 2013-10 was issued to allow the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as benchmark interest rate for hedge accounting purposes in addition to interest rates on direct treasury obligations of the United States government and LIBOR.  In addition, this new guidance removes the restriction on using different benchmark rates for similar hedges.  This new guidance became effective for the Company in the second quarter of transition fiscal 2014 and did not have a material impact on the Company or its consolidated financial statements.

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

2.                                      Change in Fiscal Year

On December 16, 2013, the board of directors of the Company’s sole member, Parent, approved a resolution changing the end of the Company’s fiscal year. Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  As a result, the year and the fourth interim period of the Company’s 2014 fiscal year ended on January 31, 2014.  The 44-week period from March 31, 2013 through January 31, 2014 and comparative 43-week period from April 1, 2012 to January 26, 2013 is presented in this Transition Report on Form 10-K.

For comparative purposes, condensed consolidated statements of comprehensive income (loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period) are presented below (in thousands):

	Ten Months Ended	Ten Months Ended
	January 31, 2014	January 26, 2013
	(Successor)	(Successor)
	(44 Weeks)	(43Weeks)
		(Unaudited)
Net Sales:
Total sales	$1,528,743	$1,357,745
Cost of sales (excluding depreciation and amortization expense shown separately below)	946,048	827,912
Gross profit	582,695	529,833
Selling, general and administrative expenses:
Operating expenses	514,511	432,591
Depreciation and amortization	53,967	47,950
Total selling, general and administrative expenses	568,478	480,541
Operating income	14,217	49,292
Other (income) expense:
Interest income	(16)	(293)
Interest expense	50,820	50,448
Loss on extinguishment of debt	4,391	16,346
Other	—	376
Total other expense, net	55,195	66,877
Loss before provision for income taxes	(40,978)	(17,585)
Benefit for income taxes	(28,493)	(7,131)
Net loss	$(12,485)	$(10,454)

Comprehensive loss	$(12,624)	$(11,586)

3.                                      The Merger

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

Purchase Accounting

In connection with the purchase price allocation, estimates of the fair values of long-lived and intangible assets were determined based upon assumptions related to the future cash flows, discount rates and asset lives using information available at the acquisition date, and in some cases, valuation results from independent valuation specialists.  Purchase accounting adjustments were recorded to: (i) increase the carrying value of property and equipment, (ii) establish intangible assets for trade names, vendor relations and favorable lease commitments and (iii) revalue lease-related liabilities.  Also, as previously disclosed in Note 1 to our consolidated financial statements included in Form 10-K for the year ended March 30, 2013, inventory has also been adjusted to record an error that was identified in fiscal 2013 but related to prior periods.

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

Pro forma financial information (unaudited)

The following unaudited pro forma results of operations give effect to the Merger as if it had occurred on April 3, 2011.  The pro forma results of operations reflect adjustments (i) to record amortization and depreciation resulting from purchase accounting, (ii) to record interest expense, including amortization of deferred financing fees and original issue discount (“OID”), and (iii) to eliminate certain non-recurring charges that were incurred in connection with the Merger, including acquisition-related share-based compensation, legal and advisory fees, and other miscellaneous transaction related costs.  This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations in the future (in thousands):

	January 15, 2012 to March 31, 2012		April 3, 2011 to January 14, 2012
	(Successor)		(Predecessor)
	Historical	Pro Forma	Historical	Pro Forma

Net sales	$338,916	$338,916	$1,192,780	$1,192,780

Net (loss) income	$(5,293)	$(29,739)	$49,748	$51,768

4.                                      Goodwill and Other Intangible Assets and Liabilities

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities, and the amortization of finite lived intangible assets and liabilities recognized by the “Successor” (in thousands):

	As of January 31, 2014				As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745

Finite lived intangible assets:
Trademarks	18	$2,000	$(206)	$1,794	19	$2,000	$(121)	$1,879
Bargain Wholesale customer relationships	10	20,000	(3,429)	16,571	11	20,000	(2,019)	17,981
Favorable leases	1 to 15	46,723	(8,777)	37,946	1 to 16	46,723	(5,224)	41,499
Total finite lived intangible assets		68,723	(12,412)	56,311		68,723	(7,364)	61,359
Total goodwill and other intangible assets		$958,468	$(12,412)	$946,056		$958,468	$(7,364)	$951,104

	As of January 31, 2014
	Trademarks	Bargain Wholesale Customer Relationships	Favorable Leases
Estimated amortization of finite lived intangible assets (a) (b):
FY 2015	$100	$1,667	$4,254
FY 2016	100	1,667	4,235
FY 2017	100	1,667	4,222
FY 2018	100	1,667	4,033
FY 2019	100	1,667	4,040
Thereafter	1,294	8,236	17,162
	$1,794	$16,571	$37,946

	As of January 31, 2014					As of March 30, 2013
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 16	$19,835	$(8,117)	$11,718	Unfavorable leases	1 to 17	$19,835	$(5,002)	$14,833

Estimated amortization of unfavorable leases (b):
FY 2015		$3,520
FY 2016		2,482
FY 2017		1,764
FY 2018		1,263
FY 2019		831
Thereafter		1,858
		$11,718

(a)         Amortization of trademarks and Bargain Wholesale customer relationships is recognized in amortization expense on the Consolidated Statement of Comprehensive Income (Loss).

(b)         Amortization of favorable and unfavorable leases is recognized in rent expense, as a component of operating expenses on the Consolidated Statement of Comprehensive Income (Loss).

5.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	January 31, 2014	March 30, 2013
Property and equipment
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	66,911	64,429
Leasehold improvements	138,392	112,779
Fixtures and equipment	93,840	76,831
Transportation equipment	11,469	7,497
Construction in progress	42,053	30,949
Total property and equipment	603,577	543,397
Less: accumulated depreciation and amortization	(118,531)	(67,346)

Property and equipment, net	$485,046	$476,051

6.                                      Income Tax Provision

The provision (benefit) for income taxes consists of the following (in thousands):

	Ten Months Ended	Year Ended	For the Periods

	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
Federal	$(843)	$16,042	$2,727	$32,843
State	1,349	3,401	772	5,388
	506	19,443	3,499	38,231
Deferred - federal and state	(28,999)	(29,532)	(1,396)	(4,532)
(Benefit) provision for income taxes	$(28,493)	$(10,089)	$2,103	$33,699

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	Ten Months Ended		Year Ended		For the Periods

	January 31, 2014		March 30, 2013		January 15, 2012 to March 31, 2012		April 3, 2011 to January 14, 2012
	(Successor)		(Successor)		(Successor)		(Predecessor)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$(14,342)	(35.0)%	$(6,649)	(35.0)%	$(1,116)	35.0%	$29,206	35.0%
State income taxes, net of federal income tax effect	(14,479)	(35.3)%	(2,548)	(13.4)	96	(3.0)	3,138	3.7
Effect of permanent differences	2,137	5.3%	(163)	(0.8)	3,137	(98.4)	2,165	2.6
Welfare to work, and other job credits	(1,863)	(4.6)%	(811)	(4.3)	—	0.0	(1,027)	(1.2)
Other	54	0.1%	82	0.4	(14)	0.5	217	0.3
	$(28,493)	(69.5)%	$(10,089)	(53.1)%	$2,103	(65.9)%	$33,699	40.4%

The difference between the statutory rate of 35% and the effective tax rate for transition fiscal 2014 was driven primarily by the release of valuation allowance on the California Enterprise Zone credit carry-forward and deductibility of federal hiring credits.

The components of deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2014	March 30, 2013
DEFERRED TAX ASSETS
Workers’ compensation	$31,634	$16,904
Uniform inventory capitalization	5,730	5,520
Leases	6,464	8,075
Share-based compensation	469	7,927
Net operating loss carry-forwards	101	135
Inventory	8,740	12,057
Accrued liabilities	14,939	10,687
Amortization	37	46
Debt extinguishment	7,237	6,188
State taxes	1,490	10,712
Credits	21,856	13,615
Other	3,699	3,463
Total Gross Deferred Tax Assets	102,396	95,329
Less: Valuation Allowances	—	11,610
Total Net Deferred Tax Assets	102,396	83,719
DEFERRED TAX LIABILITIES
Depreciation	(24,684)	(32,192)
Intangibles	(199,567)	(201,727)
Prepaid expenses	(2,540)	(3,454)
Other	(225)	(58)
Total Deferred Tax Liabilities	(227,016)	(237,431)
Net Deferred Tax Assets (Liabilities)	$(124,620)	$(153,712)

The Company previously maintained a valuation allowance to reduce certain deferred tax assets to amounts that were, in management’s estimation, more likely than not to be realized.  During the second quarter of transition fiscal 2014, the legislation that eliminated the California Enterprise Zone (“EZ”) hiring credits after December 31, 2013 was signed into law. As a result, the Company will no longer be adding to its existing EZ credit carryforwards after the current tax year.  Rather, the Company will be able to utilize its EZ credit carryforwards over the next ten years.  As a result of the law change, the Company released the valuation allowance associated with its $11.6 million of California EZ credit carryforwards as a discrete item in the second quarter of transition fiscal 2014.  Additionally, a $1.7 million discrete charge was recognized relating to the payment made as part of the Gold-Schiffer Purchase to repurchase all options held by the Sellers. See Note 10, “Related-Party Transactions” for more information regarding the Gold-Schiffer Purchase.

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

7.                                      Debt

Short and long-term debt consists of the following (in thousands):

	January 31, 2014	March 30, 2013
ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $6,886 and $10,126 as of January 31, 2014 and March 30, 2013, respectively	605,390	508,325
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	855,390	758,325
Less: current portion of long-term debt	6,138	8,567
Long-term debt, net of current portion	$849,252	$749,758

As of January 31, 2014 the scheduled maturities of debt for each of the five succeeding fiscal years are as follows (in thousands):

January 31, 2014

Maturities of Long-term Debt
Future maturities

FY 2015	$6,138
FY 2016	6,138
FY 2017	6,138
FY 2018	6,138
FY 2019	587,724
Thereafter	250,000
Long-term debt, current and non-current	$862,276

As of January 31, 2014 and March 30, 2013, the deferred financing costs are as follows (in thousands):

	January 31, 2014	March 30, 2013
	Net Amount	Net Amount
Deferred financing costs

ABL Facility	$1,812	$2,332
First Lien Term Loan Facility	7,069	8,129
Senior Notes	9,645	10,555
Total deferred financing costs	$18,526	$21,016

On January 13, 2012, in connection with the Merger, the Company obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities initially included (a) $175 million in commitments under the ABL Facility, and (b) $525 million in aggregate principal amount under the First Lien Term Loan Facility amounting to $525 million.  At the closing, $10 million of the ABL Facility was drawn on January 13, 2012 to finance a portion of the Merger Consideration and transaction expenses, and in February 2012, the Company repaid the entire $10 million.

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct 100% owned subsidiary, 99 Cents Only Stores Texas, Inc.  (“99 Cents Texas” and together with Parent, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company was required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of January 31, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

On October 8, 2013, the Company completed a repricing of its First Lien Term Loan Facility, borrowed $100 million of incremental term loans and amended certain other provisions thereof.  The amendment decreased the interest rate applicable to the term loans from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and decreased the LIBOR floor from 1.25% to 1.00%.   Under the amendment, the incremental term loans have the same interest rate as the other term loans. The Company will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the term loan (approximately $1.5 million).  The maturity date of January 13, 2019 of the First Lien Term Loan Facility was not affected by the amendment.

The Company determined that a portion of the repricing transaction should be accounted for as debt extinguishment. In the third quarter of transition fiscal 2014, in accordance with applicable guidance for debt modification and extinguishment, the Company recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and repricing costs incurred in connection with the amendment for the portion of the First Lien Term Loan Facility that was extinguished.  The Company recorded $1.6 million as deferred debt issuance costs in connection with the amendment.

In addition, the amendment to the First Lien Term Loan Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase, (b) removed the maximum capital expenditures covenant, c) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013 the permitted payment amount represents the sum of (i) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (ii) $20 million, and (d) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012 to be reinvested in the Company’s business without restriction.

As of January 31, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 31, 2014, amount outstanding under the First Lien Term Loan Facility was $605.4 million.

Following the end of each fiscal year, the Company is required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.  There is no Excess Cash Flow payment required for transition fiscal 2014.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to and make capital expenditures or merge or consolidate with or into, another company.  As of January 31, 2014, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at January 31, 2014 was a liability of $3.0 million.  See Note 8, “Derivative Financial Instruments” for more information on the Company’s interest rate swap agreement.

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

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of January 31, 2014) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at January 31, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 31, 2014).  The Company must also pay customary letter of credit fees and agency fees.

As of January 31, 2014 and March 30, 2013, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million, and availability under the ABL Facility subject to the borrowing base, was $135.9 million at January 31, 2014.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  The ABL Facility was further amended on October 8, 2013 to (a) remove the maximum capital expenditures covenant and (b) modify the existing provision restricting the Company’s ability to make dividend and other payments so that such payments are subject to achievement of (i) Excess Availability (as defined in the ABL Facility agreement) that is at least the greater of (A) 15% of Maximum Credit (as defined in the ABL Facility agreement) and (B) $20 million and (ii) (A) a ratio of EBITDA (as defined in the ABL Facility) to fixed charges of at least 1.0x or (B) Excess Availability that is at least the greater of 25% of Maximum Credit (as defined in the ABL Facility) and $40 million.

As of January 31, 2014, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019.  The Senior Notes are guaranteed by the Company’s direct 100% owned subsidiary, 99 Cents Texas (the “Senior Notes Guarantor”).

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

As of January 31, 2014, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	Ten Months Ended January 31, 2014	Year Ended March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
First lien term loan facility	$23,367	$28,466	$7,475	$—
ABL facility	759	826	44	—
Senior notes	22,993	27,347	7,104	—
Amortization of deferred financing costs and OID	3,681	4,229	1,567	—
Other interest expense	20	30	33	381
Interest expense	$50,820	$60,898	$16,223	$381

8.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Cap

In May 2012, the Company entered into an interest rate cap agreement for an aggregate notional amount of $261.8 million in order to hedge the variability of cash flows related to a portion of the Company’s floating rate indebtedness.  The cap agreement, effective in May 2012, hedged a portion of contractual floating rate interest commitments through the expiration of the agreement in November 2013.  Pursuant to the agreement, the Company had capped LIBOR at 3.00% plus an applicable margin of 4.00% with respect to the aggregate notional amount of $261.8 million.  In the event LIBOR exceeded 3.00%, the Company would have paid interest at the capped rate.  In the event LIBOR was less than 3.00%, the Company would have paid interest at the prevailing LIBOR rate.  In transition fiscal 2014 and fiscal 2013, the Company paid interest at the prevailing LIBOR rate.

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

Fair Value

The fair values of the interest rate cap and swap agreements are estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (level 2).  A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	January 31, 2014	March 30, 2013

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,607	$381
Interest rate swap (included in other liabilities)	$1,346	$2,249
Accumulated other comprehensive loss, net of tax (included in member’s/shareholders’ equity)	$1,391	$1,252

A summary of recorded amounts included in the consolidated statements of comprehensive income (loss) is as follows (in thousands):

	Ten Months Ended	Year Ended
	January 31, 2014	March 30, 2013
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$284	$1,252
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$145	$—
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(150)	$543
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$—	$49

9.                                      Fair Value of Financial Instruments

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

The Company uses the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	January 31, 2014
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,142	$1,142	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$1,607	$—	$1,607	$—
Other long-term liabilities — interest rate swap	$1,346	$—	$1,346	$—
Other long-term liabilities — deferred compensation	$1,142	$1,142	$—	$—

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

There were no Level 3 assets or liabilities as of January 31, 2014.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during the transition fiscal 2014.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 investments (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended
March 30, 2013

Description
Beginning balance	$2,004
Transfers into Level 3	—
Total realized/unrealized gains (losses):
Included in earnings	(331)
Included in other comprehensive income	(38)
Purchases, redemptions and settlements:
Purchases	—
Redemptions	(1,635)
Ending balance	$—

Total amount of unrealized gains for the period included in other comprehensive income attributable to the change in fair market value relating to assets still held at the reporting date	$—

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The Company’s Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximated fair value as of January 31, 2014 and March 30, 2013.

The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of January 31, 2014, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $288.1 million, or $38.1 million greater than the carrying value, as of March 30, 2013, based on quoted market prices of the debt (Level 1 inputs).

See Note 7, “Debt” for more information on the Company’s debt.

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

10.                               Related-Party Transactions

Stockholders Agreement

Upon completion of the Merger, Parent entered into a stockholders agreement with each of its stockholders, which included certain of the Company’s former directors, employees and members of management and the Company’s principal stockholders.  The stockholders agreement gives (i) Ares the right to designate four members of the Parent Board, (ii) Ares the right to designate up to three independent members of the Parent Board, which directors shall be approved by CPPIB, and (iii) CPPIB the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board.  Under the terms of the stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including at least one director designated by Ares and one director designated by CPPIB.  These actions include the incurrence of additional indebtedness over $20 million in the aggregate outstanding at any time, the issuance or sale of any of our capital stock over $20 million in the aggregate, the sale, transfer or acquisition of any assets with a fair market value of over $20 million, the declaration or payment of any dividends, entering into any merger, reorganization or recapitalization, amendments to our charter or bylaws, approval of our annual budget and other similar actions.

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

Under the stockholders agreement, certain affiliate transactions, including certain affiliate transactions between Parent, on the one hand, and Ares, CPPIB or any of their respective affiliates, on the other hand, require the approval of a majority of disinterested directors.

Voting Agreement

The Canada Pension Plan Investment Board Act 1997 (Canada) imposes certain share ownership limitations on CPPIB.  Prior to the Conversion, these limitations included restrictions on CPPIB’s indirect ownership levels (through Parent) of class B common stock of 99¢ Only Stores, which had de minimis economic rights and the right to vote solely with respect to the election of directors of 99¢ Only Stores.  An affiliate of Ares formerly held 10% of the class B common stock of 99¢ Only Stores.  In connection with the Merger, we entered into a voting agreement with Parent and the affiliate of Ares pursuant to which such class B common stock held by the affiliate of Ares was subject to a call right that allowed Parent to repurchase such stock at any time for de minimis consideration.  The voting agreement also provided, among other things, for the affiliate of Ares to take certain actions requested by Parent to elect or remove directors of 99¢ Only Stores.  The Company does not currently have, and has not authorized, any class B common stock and the voting agreement is no longer in effect.

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In addition, upon completion of the Merger, the Company and Parent reimbursed affiliates of the Sponsors for their expenses incurred in connection with the Merger in an aggregate amount of $4.2 million in fiscal 2012.  In fiscal 2013, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.7 million.  In transition fiscal 2014, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million. The Sponsors provided no services to us during transition fiscal 2014.

Agreements Regarding Lease Arrangements

On January 13, 2012, the Company entered into new lease agreements (the “Leases”) with Eric Schiffer, Howard Gold, Jeff Gold and Karen Schiffer, the spouse of Mr. Schiffer and sister of Messrs. Howard Gold and Jeff Gold, and certain of their affiliates for 13 stores and one store parking lot, which replaced the existing month-to-month leases.  Each of Messrs. Schiffer, Howard Gold and Jeff Gold is a former officer and director of the Company and Parent.  The Leases have approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, as previously contemplated, the Company reached a final agreement with Messrs. Schiffer, H. Gold and J. Gold on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.  Rental expense for these Leases was $2.5 million for transition fiscal 2014.  Rental expense for these Leases was $2.9 million for the fiscal year 2013.  Rental expense for these Leases was $0.7 million for the period of January 15, 2012 to March 31, 2012 and $1.7 million for the period of April 3, 2011 to January 14, 2012.

Parent Stock Purchase Agreements

In October 2013, Parent entered into a Stock Purchase Agreement with Andrew Giancamilli, a director of Parent.  Pursuant to the terms of this agreement, Mr. Giancamilli purchased an aggregate 410 shares of Class A Common Stock and 410 shares of Class B Common Stock for an aggregate purchase price of $0.5 million.

In September 2013, in connection with Mr. Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Avenue of the Stars Investments LLC, a Delaware limited liability company (“Avenue of the Stars Investments”).  Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments.  Pursuant to the terms of this agreement, Mr. Gonthier purchased an aggregate 4,922 shares of Class A Common Stock and 4,922 shares of Class B Common Stock for an aggregate purchase price of $6.0 million.

In June 2012, Parent entered into a Stock Purchase Agreement with Norman Axelrod, a director of Parent, and AS SKIP, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member (together with Norman Axelrod, the “Purchasers”).  Pursuant to the terms of the Stock Purchase Agreement, the Purchasers purchased 750 shares of Class A Common Stock and 750 shares of Class B Common Stock, of Parent for an aggregate purchase price of $750,000.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with the Rollover Investors, pursuant to which (a)(i) Parent purchased from each Rollover Investor all of the shares of Class A Common Stock and Class B Common Stock, owned by such Rollover Investor and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor were repurchased, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand of Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million.  In addition, the Company made a payment of $7.8 million to the Rollover Investors for repurchase of all options to purchase Class A Common Stock and Class B Common Stock held by the Rollover Investors.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with one of Parent’s sponsors, an affiliate of Ares, are lenders. As of January 31, 2014 and March 30, 2013, certain affiliates of Ares held approximately $3.4 million and $3.5 million of term loans under the First Lien Term Loan Facility, respectively. In addition, during transition fiscal 2014, an aggregate of $0.1 million in principal and $0.1 million interest has been paid to affiliates of Ares in respect of amounts borrowed under the First Lien Term Loan Facility. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s credit facilities and commitments are discussed in detail in Note 7.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease) expiring at various dates through fiscal year 2031. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operating expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to operating expenses in transition fiscal 2014 were $60.8 million of which $0.2 million was paid as percentage rent, based on sales volume for the year ended.  Rental expenses (including property taxes, maintenance and insurance) charged to operating expenses in fiscal 2013 was $63.0 million of which $0.3 million was paid as percentage rent, based on sales volume for the year ended.  Rental expenses (including property taxes, maintenance and insurance) charged to operating expenses for the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $13.1 million and $44.0 million respectively, of which less than $0.1 million and $0.2 million were paid as percentage rent, based on sales volume for each of the periods then ended, respectively.  Sub-lease income earned in transition fiscal 2014 and fiscal 2013 was $0.4 million and $0.6 million, respectively.  Sub-lease income earned for the periods January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012 was $0.1 million and $0.6 million, respectively.

As of January 31, 2014, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable operating leases was as follows (amounts in thousands):

Fiscal Year:	Operating leases	Capital lease	Future Minimum Sub-lease Income
2015	$59,696	$106	$370
2016	52,491	106	235
2017	43,876	107	122
2018	34,671	—	125
2019	29,915	—	—
Thereafter	117,243	—	—
Future minimum lease payments	$337,892	$319	$852

Less amount representing interest		(34)
Present value of future lease payments		$285

The capital lease relates to a building for one of the Company’s stores.  The gross asset amount recorded under the capital lease was $0.3 million as of January 31, 2014 and March 30, 2013.  Accumulated depreciation was $0.1 million as of January 31, 2014 and less than $0.1 million as of March 30, 2013.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

In transition fiscal 2014, the Company experienced a significant increase in the severity of its open claims, the majority of which are litigated.  As a result of the increase in severity of open claims, the Company significantly increased its workers’ compensation liability reserves in the third quarter of transition fiscal 2014.  As of January 31, 2014 and March 30, 2013, the Company had recorded a liability $73.8 million and $39.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of January 31, 2014 and March 30, 2013 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

During the second quarter of fiscal 2012, the Company began self-insuring for a portion of its employee medical benefit claims.  At January 31, 2014 and March 30, 2013, the Company had recorded a liability of $0.6 million and $0.5 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

The following table summarizes the changes in the reserves for self-insurance for the periods indicated (in thousands):

	Workers’ Compensation	Health Insurance
(Predecessor)
Balance as of 4/2/11	$42,430	$—
Claims Payments	(12,938)	(2,280)
Reserve Accruals	9,888	3,124
Balance as of 1/14/12	$39,380	$844

(Successor)
Claims Payments	$(3,855)	$(1,502)
Reserve Accruals	3,499	1,509
Balance as of 3/31/12	$39,024	$851

Claims Payments	$(18,655)	$(7,050)
Reserve Accruals	19,129	6,715
Balance as of 3/30/13	$39,498	$516

Claims Payments	$(19,850)	$(5,624)
Reserve Accruals	54,270	5,708
Balance as of 1/31/14	$73,918	$600

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. The plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint, and the Court of Appeals affirmed the trial court’s ruling.  The Company’s petition for review of the decision in the California Supreme Court was denied on January 15, 2014, and remittitur issued on January 27, 2014.  A trial setting conference had been set for January 7, 2014, but the parties stipulated to take the conference off calendar in light of the then-pending petition for review.  The trial court set the matter for a non-appearance case review on April 11, 2014.  On June 27, 2013, the plaintiff entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release the plaintiff executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general, and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified the plaintiff of its position by a letter dated as of July 30, 2013, but she has yet to dismiss the lawsuit.  Accordingly, on February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance, and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  The Company submitted a status report on April 8, 2014, informing the Court of the following: The Company intends to move for judgment on the pleadings on the cross-complaint at the earliest available opportunity, Pickett contends that the release she signed was not knowing or voluntary and in any event void as a matter of law.  She intends to move for leave to amend her complaint to substitute in a new representative plaintiff.  Other than these motions, the parties have requested that the Court stay all further proceedings in this matter until the resolution of a matter pending before the California Supreme Court that will provide guidance regarding the so-called “suitable seating” law at issue here.  On April 11, 2014, following the non-appearance case review, the Court issued a ruling indicated that it was amenable to the parties’ request for a stay.  The Court set a further non-appearance case review for May 23, 2014, prior to which time the parties are to submit a stipulation to the Court regarding the stay.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only and set a further status conference for August 5, 2014.  Discovery has commenced and is ongoing.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

12.                               Stock-Based Compensation Plans

Successor Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A Common Stock and 74,603 shares of Class B Common Stock, of Parent. On September 27, 2013, the 2012 Plan was amended to increase the aggregate number of shares available under the 2012 Plan to 85,000 shares.  As of January 31, 2014, options for 42,910 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over the five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that such an option can be exercised.  The options also contain transfer restrictions that lapse upon registration the Securities Exchange Act of 1934 of Parent common stock (“liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment terminations events. These options are accounted for as equity awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 20,655 of employee options outstanding as of January 31, 2014.

Executive and Director Option Grants

Options granted to certain executives and board members generally become exercisable over the five year service period and have terms of ten years from date of the grant.  Options granted to these executives and board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  In accordance with their employment agreements, the Company accelerated vesting of 29,604 stock options and recorded an additional $9.3 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options were to expire upon the later of July 23, 2014 and 42 months from the date of the Merger.  There were no Parent repurchase rights associated with these stock options.  Additionally, effective upon Karen Schiffer’s departure from the Company, on February 15, 2013, the Company modified the existing option grant related to her to fully vest her 5,921 stock options and the Company recorded additional $0.6 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options were to expire upon the later of August 15, 2014 and 42 months from the date of the Merger.  There were no Parent repurchase rights associated with these stock options.  In October 2013, the Company made a payment of $7.8 million as part of the Gold-Schiffer Purchase for the repurchase of the above mentioned options. See Note 10 for more information regarding the Gold-Schiffer Purchase.

Chief Executive Officer Equity Awards

On October 9, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, the Compensation Committee of Parent’s Board of Directors granted to Mr. Gonthier stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock.  Subject to the continued employment of Mr. Gonthier, (a) 75% of the options will vest according to a timetable of 30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and (b) 25% of these options will vest subject to the Company’s and Parent’s achievement of performance hurdles.  These options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.

The Company records stock-based compensation for the time-based options in accordance with the four year vesting period.  The Company has deferred recognition of performance-based options until it is probable that that the performance hurdles will be achieved. The time-based and performance-based options are accounted for as equity awards. The fair value of these time-based options was estimated at the date of grant using the Black-Scholes pricing model. The fair value performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

Former Executive Put Rights

Pursuant to the employment agreements between the Company and Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive had a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by such executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercised the put right.  The put right applied to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agreed to purchase a higher value).  If exercising the put right was prohibited (e.g., under the First Lien Term Loan Credit Facility, the ABL Facility and the Indenture), then the put right would have been extended up to three additional years until Parent was no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent was at no time able to make the required payments, the put right would have expired and deemed unexercised.  For payout after the first year, the put right was only at the fair market value as of the date the exercising the put right.

The Company did not record stock-based compensation expense for the put rights until it became probable that the put rights would become exercisable.  On January 23, 2013, Messrs. Schiffer, J. Gold and H. Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive could exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $1.2 million and $6.5 million as of September 28, 2013 and March 30, 2013, respectively.  In the third quarter of transition fiscal 2014, these put rights were repurchased and all claims under the employment agreements were released as a result of the Gold-Schiffer Purchase, and there was no fair value associated with these put rights as of January 31, 2014. Changes in the fair value for these put rights have been included in operating expenses. See Note 10 for more information regarding the Gold-Schiffer Purchase.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During transition fiscal 2014, as result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(4.8) million.  The income tax charge was $3.9 million for transition fiscal 2014.  During fiscal 2013, the Company recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for four officers who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive put rights).  The income tax benefit was $7.4 million for fiscal 2013.  During the period from January 15, 2012 to March 31, 2012, the Company incurred stock-based compensation expense of $0.1 million.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Ten Months Ended	Year Ended	For the Period
	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012
Weighted-average fair value of options granted	$486.95	$350.84	$387.20
Risk free interest rate	1.78%	1.12%	0.98%
Expected life (in years)	6.28	6.50	6.32
Expected stock price volatility	39.2%	34.2%	37.9%
Expected dividend yield	None	None	None

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is calculated by using “simplified method.”  Expected stock price volatility is based on volatility of stock prices of companies in a peer group analysis.  The Company currently does not anticipate the payment of any cash dividends.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

The fair value of performance-based options granted to Mr. Gonthier in October 2013 was estimated at the date of grant using a Monte Carlo simulation method.  Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. We also have to assume a time horizon to when the performance conditions of the options will be met.

As of January 31, 2014, there were $16.1 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.  During transition fiscal 2014, 1,139 options vested and the fair value of these vested options was $0.4 million.  During fiscal 2013, 38,290 options vested and the fair value of these vested options was $12.0 million.  No options were exercised during fiscal transition fiscal 2014 and 2013.  No options were vested or exercised during the period from January 15, 2012 to March 31, 2012.

The following summarizes stock option activity for the ten months ended January 31, 2014:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Year)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	55,279		$1,000
Granted	27,075	(a)	$1,189
Exercised	—		$—
Cancelled	(39,444	)(b)	$1,004

Outstanding at the end of the period	42,910		$1,119	7.90	$7,170,719

Exercisable at the end of the period	3,495		$1,000	8.30	$999,221

Exercisable and expected to vest at the end of the period	37,211		$1,104	9.00	$6,774,817

(a)                           Includes 5,376 options granted to the Company’s Chief Executive Officer that will vest upon the Company’s and Parent’s achievement of certain performance hurdles.

(b)                           Includes cancellation of 35,525 options as a result of the Gold-Schiffer Purchase (as described more fully in Note 10).

The following table summarizes the stock awards available for grant under the 2012 Plan as of January 31, 2014:

Number of Shares
Available for grant as of March 30, 2013	19,324
Authorized	10,397
Granted	(27,075)
Cancelled	39,444
Available for grant at January 31, 2014	42,090

Predecessor Stock-Based Compensation

Prior to the Merger, the Company maintained the 99¢ Only Stores 2010 Equity Incentive Plan (the “2010 Plan”) and the 1996 Equity Incentive Plan, as amended, which provided for the grant of options, PSU’s and other stock-based awards.  In connection with the Merger, on January 13, 2012, all of the Company stock-based awards became fully vested.  Restricted stock units and performance stock units were converted to a right to receive $22.00 per share, and stock option awards were converted to a right to receive $22.00 less the share price of the awards. The Predecessor recognized $1.0 million of stock-based compensation expense due to the vesting and payout of all stock-based awards. In total, the Company paid cash of $21.5 million to settle all of the Predecessor’s stock based awards outstanding on January 13, 2012.  Equity incentive plans of the Predecessor no longer exist.

The Company recognized compensation expense on a straight-line basis over the requisite service period of the award, taking into consideration the applicable estimated forfeiture rates. Compensation expense associated with PSUs was subject to adjustments for changes in estimates relating to whether the performance objectives were achieved (see Performance Stock Units below). Total pre-tax compensation expense recorded as operating expense, was $2.7 million for the period from April 3, 2011 through January 14, 2012.  The income tax benefit was $1.1 million for the period from April 3, 2011 through January 14, 2012

Stock Options

Under the Predecessor’s 2010 Plan, stock options typically vested over a three-year period, one-third one year from the date of grant and one-third per year thereafter. Stock options typically expired ten years from the date of grant.

The weighted average fair values per share of stock options granted was estimated using the Black-Scholes pricing model with the following assumptions:

For the Period
April 3, 2012 to January 14, 2012

Weighted-average fair value of options granted	$7.27
Risk free interest rate	0.92%
Expected life (in years)	5.0
Expected stock price volatility	43.3%
Expected dividend yield	None

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

Due to the Merger and termination of the equity incentive plans, there were no stock options outstanding as of January 14, 2012.  The aggregate pre-tax intrinsic value of options exercised was $17.2 million for the period from April 3, 2011 to January 14, 2012.  The aggregate pre-tax intrinsic value of options exercised represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.  The total fair value of shares vested during the period from April 3, 2011 to January 14, 2012 was $0.9 million.

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

The fair value of the PSUs was based on the stock price on the grant date.  The compensation expense related to PSUs was recognized only when it was probable that the performance criteria will be met.  Based on the Company’s financial results, the Company started to recognize compensation expense related to PSUs during the first quarter of fiscal 2010, as this was the first quarter that it appeared probable that certain performance conditions would be met.  The Company incurred non-cash stock-based compensation expense related to PSUs of $1.8 million (including $0.3 million resulting from the Merger) for period from April 3, 2011 through January 14, 2012, which was recorded as operating expenses.  As a result of the Merger on January 13, 2012, all outstanding PSU’s fully vested and were converted to a right to receive $22.00 per share.  There are no outstanding PSU’S as of January 13, 2012.

Restricted Stock Units

According to the Company’s 2010 Plan, the Compensation Committee of the Company’s Board of Directors granted time-based restricted stock units in fiscal 2011 to certain non-officer employees of the Company as a long-term, incentive award.  RSUs cliff vest three years after being granted if the employees are still employed by the Company at such time.

The stock based compensation expense for RSUs was measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock.  For the period from April 3, 2011 through January 13, the Company incurred non-cash stock-based compensation expense related to RSUs of $0.3 million (including $0.2 million resulted from the Merger), which was recorded as operating expense. As result of the Merger on January 13, 2012 all outstanding RSU’s fully vested and were converted to a right to receive $22.00 per share.  There were no outstanding RSU’s as of January 14, 2012.

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

14.                               Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed $1.6 million during transition fiscal year 2014. The Company contributed $1.8 million for fiscal year 2013.  The Company contributed $0.4 million and $1.4 million during the periods of January 15, 2012 to March 31, 2012 and April 3, 2011 to January 14, 2012, respectively.  The Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  The assets and liabilities of a rabbi trust are accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term assets were $1.1 million and $1.2 million as of January 31, 2014 and March 30, 2013, respectively.

15.                               Assets Held for Sale

Assets held for sale as of January 31, 2014 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

In October 2013, the Company completed the sale of the land in La Quinta, California and received proceeds of $0.7 million.  The carrying value of the La Quinta land was $0.4 million.

16.                               Other Current Assets and Other Accrued Expenses

Other current assets as of January 31, 2014 and March 30, 2013 are as follows (in thousands):

	January 31, 2014	March 30, 2013
Prepaid expenses	$12,046	$13,884
Other	6,144	2,486
Total other current assets	$18,190	$16,370

Other accrued expenses as of January 31, 2014 and March 30, 2013 are as follows (in thousands):

	January 31, 2014	March 30, 2013
Accrued interest	$8,322	$9,243
Accrued occupancy costs	7,500	7,514
Accrued legal reserves and fees	7,472	3,367
Accrued professional fees, outside services and advertising	3,853	3,271
Other	9,543	6,300
Total other accrued expenses	$36,690	$29,695

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

At the date of the Merger, the Senior Notes were fully and unconditionally guaranteed by each of the Company’s 100% owned subsidiaries, 99 Cents Only Stores Texas, Inc. and 99 Cents Only Stores (Nevada) (together, the “Subsidiary Guarantors”).  In September 2012, 99 Cents Only Stores (Nevada) was dissolved.  As of January 31, 2014 and March 30, 2013, the Senior Notes are fully and unconditionally guaranteed by the Company’s direct 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2014

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$33,723	$1,119	$—	$34,842
Accounts receivable, net	1,561	232	—	1,793
Income taxes receivable	4,498	—	—	4,498
Deferred income taxes	46,953	—	—	46,953
Inventories, net	177,461	28,783	—	206,244
Assets held for sale	1,680	—	—	1,680
Other	16,646	1,544	—	18,190
Total current assets	282,522	31,678	—	314,200
Property and equipment, net	421,130	63,916	—	485,046
Deferred financing costs, net	18,526	—	—	18,526
Equity investments and advances to subsidiaries	246,594	161,810	(408,404)	—
Intangible assets, net	463,771	2,540	—	466,311
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,894	512	—	6,406
Total assets	$1,918,182	$260,456	$(408,404)	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$63,620	$7,437	$—	$71,057
Intercompany payable	161,811	162,054	(323,865)	—
Payroll and payroll-related	22,718	1,743	—	24,461
Sales tax	4,992	530	—	5,522
Other accrued expenses	34,506	2,184	—	36,690
Workers’ compensation	73,822	96	—	73,918
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88
Total current liabilities	367,695	174,044	(323,865)	217,874
Long-term debt, net of current portion	849,252	—	—	849,252
Unfavorable lease commitments, net	11,335	383	—	11,718
Deferred rent	11,698	1,490	—	13,188
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	197	—	—	197
Long-term deferred income taxes	171,573	—	—	171,573
Other liabilities	6,203	—	—	6,203
Total liabilities	1,419,095	175,917	(323,865)	1,271,147

Member’s Equity:
Member units	546,365	—	—	546,365
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(26,687)	(15,404)	15,404	(26,687)
Other comprehensive loss	(1,391)	—	—	(1,391)
Total equity	499,087	84,539	(84,539)	499,087
Total liabilities and equity	$1,918,182	$260,456	$(408,404)	$1,770,234

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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Ten Months Ended January 31, 2014

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,394,131	$134,612	$—	$1,528,743
Cost of sales (excluding depreciation and amortization expense shown separately below)	857,942	88,106	—	946,048
Gross profit	536,189	46,506	—	582,695
Selling, general and administrative expenses:
Operating expenses	468,139	46,372	—	514,511
Depreciation and amortization	45,165	8,802	—	53,967
Total selling, general and administrative expenses	513,304	55,174	—	568,478
Operating income (loss)	22,885	(8,668)	—	14,217
Other (income) expense:
Interest income	(16)	—	—	(16)
Interest expense	50,820	—	—	50,820
Equity in loss of subsidiaries	8,668	—	(8,668)	—
Loss on extinguishment of debt	4,391	—	—	4,391
Total other expense, net	63,863	—	(8,668)	55,195
Loss before provision for income taxes	(40,978)	(8,668)	8,668	(40,978)
Benefit for income taxes	(28,493)	—	—	(28,493)
Net loss	$(12,485)	$(8,668)	$8,668	$(12,485)
Comprehensive loss	$(12,624)	$—	$—	$(12,624)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended March 30, 2013

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,522,535	$146,116	$—	$1,668,651
Cost of sales (excluding depreciation and amortization expense shown separately below)	934,405	93,890	—	1,028,295
Gross profit	588,130	52,226	—	640,356
Selling, general and administrative expenses:
Operating expenses	475,594	47,901	—	523,495
Depreciation and amortization	48,605	9,972	—	58,577
Total selling, general and administrative expenses	524,199	57,873	—	582,072
Operating income (loss)	63,931	(5,647)	—	58,284
Other (income) expense:
Interest income	(296)	(46)	—	(342)
Interest expense	60,898	—	—	60,898
Equity in loss of subsidiaries	5,601	—	(5,601)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	380	—	—	380
Total other expense (income), net	82,929	(46)	(5,601)	77,282
Loss before provision for income taxes	(18,998)	(5,601)	5,601	(18,998)
Benefit for income taxes	(10,089)	—	—	(10,089)
Net loss	$(8,909)	$(5,601)	$5,601	$(8,909)
Comprehensive loss	$(10,184)	$—	$—	$(10,184)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Period January 15, 2012 to March 31, 2012

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$309,437	$29,479	$—	$338,916
Cost of sales (excluding depreciation and amortization expense shown separately below)	185,215	18,560	—	203,775
Gross profit	124,222	10,919	—	135,141
Selling, general and administrative expenses:
Operating expenses	100,694	9,783	—	110,477
Depreciation and amortization	9,468	2,267	—	11,735
Total selling, general and administrative expenses	110,162	12,050	—	122,212
Operating income (loss)	14,060	(1,131)	—	12,929
Other (income) expense:
Interest income	(29)	—	—	(29)
Interest expense	16,219	4	—	16,223
Equity in (earnings) loss of subsidiaries	1,135	—	(1,135)	—
Other	(75)	—	—	(75)
Total other expense, net	17,250	4	(1,135)	16,119
Loss before provision for income taxes	(3,190)	(1,135)	1,135	(3,190)
Provision for income taxes	2,103	—	—	2,103
Net loss	$(5,293)	$(1,135)	$1,135	$(5,293)
Comprehensive loss	$(5,270)	$—	$—	$(5,270)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Period April 3, 2011 to January 14, 2012

(Predecessor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,087,684	$105,096	$—	$1,192,780
Cost of sales (excluding depreciation and amortization expense shown separately below)	645,864	65,138	—	711,002
Gross profit	441,820	39,958	—	481,778
Selling, general and administrative expenses:
Operating expenses	340,764	35,358	—	376,122
Depreciation and amortization	19,386	2,483	—	21,869
Total selling, general and administrative expenses	360,150	37,841	—	397,991
Operating income	81,670	2,117	—	83,787
Other (income) expense:
Interest income	(291)	—	—	(291)
Interest expense	368	13	—	381
Other-than-temporary investment impairment due to credit loss	357	—	—	357
Equity in earnings of subsidiaries	(2,104)	—	2,104	—
Other	(107)	—	—	(107)
Total other (income) expense, net	(1,777)	13	2,104	340
Income before provision for income taxes	83,447	2,104	(2,104)	83,447
Provision for income taxes	33,699	—	—	33,699
Net income	$49,748	$2,104	$(2,104)	$49,748
Comprehensive income	$49,944	$—	$—	$49,944

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ten Months Ended January 31, 2014

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$69,651	$10,795	$478	$80,924

Cash flows from investing activities:
Purchases of property and equipment	(52,280)	(9,810)	—	(62,090)
Proceeds from sale of fixed assets	1,452	21	—	1,473
Net cash used in investing activities	(50,828)	(9,789)	—	(60,617)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Dividend paid	(95,512)	—	—	(95,512)
Payments of debt	(6,174)	—	—	(6,174)
Payments of debt issuance costs	(2,343)	—	—	(2,343)
Payments of capital lease obligation	(69)	—	—	(69)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	(7,781)
Proceeds from debt	100,000	—	—	100,000
Excess tax benefit from share-based payment arrangements	138	—	—	138
Net cash used in financing activities	(30,941)	—	—	(30,941)
Net (decrease) increase in cash	(12,118)	1,006	478	(10,634)
Cash - beginning of period	45,841	113	(478)	45,476
Cash - end of period	$33,723	$1,119	$—	$34,842

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended March 30, 2013

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$85,330	$(3,428)	$(478)	$81,424

Cash flows from investing activities:
Purchases of property and equipment	(57,849)	(4,645)	—	(62,494)
Proceeds from sale of fixed assets	12,064	—	—	12,064
Purchases of investments	(1,996)	—	—	(1,996)
Proceeds from sale of investments	5,256	—	—	5,256
Investment in subsidiary	(4,213)	—	4,213	—
Net cash used in investing activities	(46,738)	(4,645)	4,213	(47,170)

Cash flows from financing activities:
Payments of debt	(5,237)	—	—	(5,237)
Payments of debt issuance costs	(11,230)	—	—	(11,230)
Payments of capital lease obligation	(77)	—	—	(77)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(16,544)	4,213	(4,213)	(16,544)
Net increase (decrease) in cash	22,048	(3,860)	(478)	17,710
Cash - beginning of period	23,793	3,973	—	27,766
Cash - end of period	$45,841	$113	$(478)	$45,476

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Period January 15, 2012 to March 31, 2012

(Successor)

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$20,482	$1,553	$—	$22,035

Cash flows from investing activities:
Acquisition of 99¢ Only Stores	(1,477,563)	—	—	(1,477,563)
Deposit — Merger consideration	177,322	—	—	177,322
Purchases of property and equipment	(12,252)	(918)	—	(13,170)
Proceeds from sale of fixed assets	1,910	—	—	1,910
Purchases of investments	(6,277)	—	—	(6,277)
Proceeds from sale of investments	24,519	—	—	24,519
Net cash used in investing activities	(1,292,341)	(918)	—	(1,293,259)

Cash flows from financing activities:
Proceeds from debt	774,500	—	—	774,500
Payments of debt	(11,313)	—	—	(11,313)
Payments of debt issuance costs	(31,411)	—	—	(31,411)
Payments of capital lease obligation	(13)	—	—	(13)
Proceeds from equity contribution	535,900	—	—	535,900
Net cash provided by financing activities	1,267,663	—	—	1,267,663
Net (decrease) increase in cash	(4,196)	635	—	(3,561)
Cash - beginning of period	27,989	3,338	—	31,327
Cash - end of period	$23,793	$3,973	$—	$27,766

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

18.                               Subsequent Events

In April 2014, in connection with Mr. Anicetti’s service as Interim Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with From One to Many Leadership Consulting, LLC.  From One to Many Leadership Consulting, LLC is wholly owned by, and employs, Mr. Anicetti.  Pursuant to the terms of this agreement, Mr. Anicetti purchased an aggregate 354 shares of Class A Common Stock and 354 shares of Class B Common Stock for an aggregate purchase price of approximately $0.5 million.

In April 2014, in connection with Mr. Fung’s service as Interim Executive Vice President and Chief Administrative Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Mr. Fung.  Pursuant to the terms of this agreement, Mr. Fung purchased an aggregate 310 shares of Class A Common Stock and 310 shares of Class B Common Stock for an aggregate purchase price of approximately $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Company’s current report on Form 8-K filed with the SEC on November 8, 2012, the Company changed its independent registered public accountants effective November 7, 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2014, the Company’s controls and procedures were effective.

Remediated Material Weaknesses in Internal Control Over Financial Reporting

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

Based on the implementation of the above measures, the above mentioned material weakness has been remediated during the fourth quarter of fiscal 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, uses the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), for evaluating the effectiveness of our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Based on its assessment, our management concluded that our internal control over financial reporting were effective as of January 31, 2014.

Changes in Internal Control Over Financial Reporting

Except as described above, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s executive officers and members of the board of directors (the “Parent Board”) of Number Holdings, Inc., the Company’s sole member, as of April 14, 2014:

Name	Age	Position
Stéphane Gonthier	47	President, Chief Executive Officer and Director
Michael Kvitko	53	Executive Vice President and Chief Merchandising Officer
Frank Schools	56	Senior Vice President and Chief Financial Officer
Richard Anicetti	56	Director
Norman Axelrod	61	Director
Michael Fung	63	Director
Andrew Giancamilli	63	Director
Dennis Gies	34	Director
David Kaplan	46	Chairman of the Board of Directors
Scott Nishi	38	Director
Adam Stein	37	Director

Stéphane Gonthier joined the Company as President and Chief Executive Officer and as a director in September 2013. Mr. Gonthier brings more than 15 years of experience in value-oriented retail, having most recently served from September 2007 to August 2013 as Chief Operating Officer at Dollarama Inc. (TSX:DOL) (“DOL”), the leading dollar store chain in Canada that operates more than 800 stores across the country.  Prior to that, he served in various executive positions with Alimentation Couche-Tard Inc. (TSX:ATD.B), a global convenience store chain best known as the operator of the Circle K stores in the United States, from 1998 until 2007. His final position at that company was as Senior Vice President, Eastern North America, where he was responsible for four divisions consisting of approximately 2,600 convenience stores in Canada and the United States.  Mr. Gonthier has a Bachelor of Civil Law from Université de Montréal and a Master of Business Administration from Université de Sherbrooke.  Mr. Gonthier was called to the Québec Bar in 1989.  Mr. Gonthier also serves as a member of the board of directors of Colabor Group Inc. (TSX:GCL) With his extensive experience, Mr. Gonthier brings valuable knowledge of and expertise in the retail industry to the Parent Board.

Michael Kvitko joined the Company in November 2012 as Executive Vice President and Chief Merchandising Officer. From March 2010 to November 2012, Mr. Kvitko served as Executive Vice President and Chief Merchandising Officer of Variety Wholesalers. Prior to joining Variety Wholesalers, Mr. Kvitko served as Senior Vice President of Merchandising for Family Dollar between 2006 and 2010. Mr. Kvitko also served as Corporate Vice President of Juniors and Tweens for May Department Stores from 2004 to 2006, as Senior Vice President of Merchandising for Mervyn’s California from 1994 to 1999 and as Director of Merchandise Planning and Senior Buyer for Ladies Knits at Target Corporation from 1988 to 1994. Mr. Kvitko earned his BS in Business Administration, Production and Operations Management from Ohio State University.

Frank Schools joined the Company in February 2012 as Interim Chief Financial Officer and was appointed Senior Vice President, Chief Financial Officer and Treasurer in November 2012.  He is responsible for overseeing finance, accounting and treasury. From 2006 until November 2012, Mr. Schools was a partner with Tatum, a national professional services firm.  While at Tatum, Mr. Schools served as the Company’s Interim Vice President and Controller from 2007 to 2008.  From 1994 to 2006, Mr. Schools held key finance positions at Pacific Sunwear, with his final position at that company as Vice President of Finance and Assistant Secretary.  Prior to Pacific Sunwear, Mr. Schools held finance positions at various other public retail companies, including MacFrugals Bargains Close-Outs, HomeBase and Grace Home Centers West.

Richard Anicetti joined the Company as a director in May 2012 and served as Interim President and Chief Executive Officer from January 2013 until September 2013.  Mr. Anicetti is also currently the President and Founder of From One To Many Leadership Consulting LLC focusing on leadership, strategic planning, process redesign and organizational change management consulting.  Mr. Anicetti served as an Executive Vice President of Delhaize Group from September 2002 to May 2010. Mr. Anicetti also served as the Chief Executive Officer of Delhaize America Shared Services from January 2010 to May 2010.  He served as the President and COO of Food Lion, LLC, a subsidiary of Delhaize America Inc., from September 2001 to October 2002 and Chief Executive Officer of Food Lion from October 2002 to December 2010.  Mr. Anicetti joined Food Lion in August 2000.  He is also a member of a US Advisory Board for Brambles Ltd, a logistics company based in Sydney, Australia, a member of the board of trustees for Bennett College for Women and a member of the National Advisory Board for Duke Children’s Hospital.  Mr. Anicetti was previously a member of the board of directors of A&P Supermarkets. With his more than 30 years’ experience and strong record of performance in the food retail industry, Mr. Anicetti brings to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Norman Axelrod joined the Company as a director in January 2012.  He served as the Chairman of the board of directors of GNC Holdings, Inc. from March 2007 to July 2012. Mr. Axelrod was Chief Executive Officer and Chairman of the Board of Directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, until its acquisition in February 2006. Mr. Axelrod joined Linens ‘n Things as Chief Executive Officer in 1988 and was elected to the additional position of Chairman of the board in 1997. From 1976 to 1988, Mr. Axelrod held various management positions at Bloomingdale’s, ending with Senior Vice President, General Merchandise Manager. Mr. Axelrod is the Chairman of the boards of directors of National Bedding Company LLC and Simmons Company and also serves on the boards of directors of Smart & Final Holdings, Inc., Maidenform Brands, Inc., FDO Holdings, Inc., the indirect parent of Floor and Decor Outlets of America, Inc., and Jaclyn, Inc. Mr. Axelrod was also a member of the board of directors of Reebok International Ltd. from 2001 to 2006.  Since 2007, Mr. Axelrod, through his consulting entity, NAX 18, LLC, has provided consulting services to certain entities related to Ares Management. Mr. Axelrod earned a BS in Management and Marketing from Lehigh University and an MBA from New York University. With his experience on the boards of directors of a variety of companies and as the Chief Executive Officer of Linens ‘n Things, Inc., Mr. Axelrod brings to the Parent Board leadership skills and extensive knowledge of complex operational and management issues.

Michael Fung joined the Company as a director in December 2013 and served as the Company’s Interim Executive Vice President and Chief Administrative Officer from January 2013 until September 2013. Mr. Fung served as Senior Vice President and Chief Financial Officer at Walmart U.S. from 2006 until his retirement in February 2012. At Walmart U.S., Michael also served as Senior Vice President, Internal Audit Services between 2003 and 2006, and as Vice President, Finance and Administration for Global Procurement between 2001 and 2003. Before joining Walmart, Mr. Fung spent five years as Vice President and Chief Financial Officer for Sensient Technologies Corporation, three years as Senior Vice President and Chief Financial Officer for Vanstar Corporation and four years as Vice President and Chief Financial Officer for Bass Pro Shops, Inc. Mr. Fung is currently a member of the board of directors of Franklin Covey Co. Mr. Fung is a Certified Public Accountant in the State of Illinois. He received his MBA from the University of Chicago and his BS in Accounting from the University of Illinois at Chicago.  Mr. Fung brings valuable financial knowledge and experience to the Parent Board.

Andrew Giancamilli joined the Company as a director in May 2012.  He has served as President and Chief Executive Officer of Katz Group Canada Ltd., the Canadian subsidiary of The Katz Group of Companies, from October 2003 to February 2012.  Prior to joining Katz Group Canada, Mr. Giancamilli was with Canadian Tire Corporation Ltd. from 2001 to 2003.  Mr. Giancamilli also held several positions, including President and Chief Operating Officer, at Kmart Corporation from 1995 to 2001 and served as President and Chief Operating Officer of Perry Drug Stores, Inc., a U.S.-based drug store chain, from 1993 to 1995.  Mr. Giancamilli serves as a Director of Smart & Final Holdings, Inc.  He also has served as a member of the board of GS1 Canada and as a member of the board of directors of the National Association of Chain Drug Stores (NACDS), the Canadian Association of Chain Drug Stores, the Canadian Opera Company and Sacred Heart Rehabilitation Center and has served as a Trustee of the Detroit Opera House.  With his more than 30 years experience and strong record of performance in the retail industry, Mr. Giancamilli brings to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Dennis Gies joined the Company as a director in January 2012.  He is a Principal in the Private Equity Group of Ares Management. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. He currently serves on the boards of directors of the parent entities of Smart & Final, Inc. and Sotera Defense Solutions, Inc.  Mr. Gies graduated with a MS in Electrical Engineering from University of California, Los Angeles and magna cum laude with a BS in Electrical Engineering from Virginia Tech. Mr. Gies brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

David Kaplan joined the Company as a director in January 2012. Mr. Kaplan is a Co-Founder and Senior Partner of Ares Management.  He is a Senior Partner and Co-Head of the Private Equity Group of Ares Management and a member of the Ares Management board of directors and management committee. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the boards of directors of the parent entities of The Neiman Marcus Group LLC and Smart & Final, Inc. and as a member of the board of directors of the general partner of Ares Management, L.P. and the parent entity of Floor and Decor Outlets of America, Inc. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., where he served as the company’s Chairman, GNC Holdings, Inc., Orchard Supply Hardware Stores Corporation, Dominick’s Supermarkets, Inc., Stream Global Services, Inc. and Allied Waste Industries Inc. Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center, is a Trustee of the Center for Early Education, is a Trustee of the Marlborough School and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a BBA concentrating in Finance. Mr. Kaplan brings to the Parent Board over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries.

Scott Nishi joined the Company as a director in January 2012. He is a Principal in the Principal Investing Group of CPPIB Equity. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Mr. Nishi also serves on the boards of the parent entities of The Neiman Marcus Group, LLC. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

Adam Stein joined the Company as a director in January 2012. He is a Partner in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co. where he participated in the execution of leveraged loan, high yield bond and mezzanine financing transactions across various industries. Mr. Stein serves on the boards of directors of the parent entities of Floor and Decor Outlets of America, Inc., Smart & Final, Inc., Marietta Corporation and The Neiman Marcus Group LLC. Mr. Stein previously served on the board of directors of Maidenform Brands, Inc. Mr. Stein graduated with distinction from Emory University’s Goizueta Business School, where he received a BA in Business Administration with a concentration in Finance. Mr. Stein brings to the Parent Board financial expertise, as well as over 10 years of experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other retail and consumer products companies.

Board Composition and Terms

As of March 15, 2014, the Parent Board was composed of nine directors. Each director serves for annual terms or until his or her successor is elected and qualified. Pursuant to the stockholders agreement of our Parent, one of our Parent’s two principal stockholders has the right to designate four members of the Parent Board and two independent members of the Parent Board, which independent directors shall be approved by the other principal stockholder, and the other principal stockholder has the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board.  For more details of the stockholders agreement of our Parent, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report.

Board Committees

The Parent Board has established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).

Audit Committee

The Audit Committee has the authority to supervise the auditing of us and Parent and to act as liaison between us and our independent registered public accounting firm.  The members of the Audit Committee are Michael Fung (Chair), Dennis Gies, Scott Nishi and Adam Stein. The Parent Board has determined that Mr. Stein is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K and has the attributes set forth in such section.

Compensation Committee

The Compensation Committee has the authority to review and approve the compensation of the officers of us and Parent and all of our other officers, key employees and directors, as well as our compensation philosophy, strategy, program design, and administrative practices.  The members of the Compensation Committee are David Kaplan (Chair), Norman Axelrod, Scott Nishi and Adam Stein.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  A copy of the Code of Business Conduct and Ethics is available on our website at www.99only.com.

Section 16(a) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers and significant stockholders.

Item 11.  Executive Compensation

Conversion

Effective upon and following the Conversion, we are managed by our sole member, Parent, rather than directly by a board of directors. The Parent Board serves in the capacity of a board of directors for us.

Change in Fiscal Year

As discussed Note 1 to the Consolidated Financial Statements in this Report, in December 2013, the Parent Board approved a change in fiscal year. Due to this change, transition fiscal 2014 was a 10-month fiscal year (March 31, 2013 — January 31, 2014).  Therefore, compensation amounts disclosed below reflect compensation during the shortened fiscal 2014 period.

Compensation of Directors

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”) based on recommendations from the Compensation Committee.  Non-executive directors who are employed by Ares or CPPIB, or that were appointed by the Rollover Investors, do not receive compensation for their services as directors.  Messrs. Anicetti, Axelrod, Fung and Giancamilli are not employed by Ares or CPPIB, or appointed by the Rollover Investors, and accordingly, they are the only directors who earned compensation for services as a director for transition fiscal 2014.  Mr. Axelrod earned $41,667 in cash fees in transition fiscal 2014 and Mr. Giancamilli earned $29,167 in cash fees in transition fiscal 2014. Mr. Richard Anicetti serves as a member of the Board and also served as the Company’s Interim Chief Executive Officer from January 2013 through September 2013.  In connection with his service on the Board, Mr. Anicetti earned $29,167 in cash fees in transition fiscal 2014, which are reported in the Summary Compensation Table below.  Mr. Michael Fung serves as a member of the Parent Board and also served as the Company’s Interim Executive Vice President and Chief Administrative Officer from January 2013 through September 2013.  In connection with his service on the Parent Board, Mr. Fung received $3,750 in cash fees and a grant of 250 stock options, which are reported in the Summary Compensation Table below.

Director Compensation for Transition Fiscal 2014

The following table provides information regarding the compensation earned by or awarded to our non-executive directors during transition fiscal 2014.  Amounts received by Messrs. Anicetti and Fung for their service on the Parent Board are reported in the Summary Compensation table below:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Norman Axelrod	$41,667	$41,667
Andrew Giancamilli	$29,167	$29,167

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Axelrod, Kaplan, Nishi and Stein.  To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Executive Compensation

Transition fiscal 2014 was a year of change for our named executive officers (“Named Executive Officers,” “NEOs” or “executives”).  Mr. Stéphane Gonthier joined the Company as President and Chief Executive Officer on September 3, 2013.  Mr. Richard Anicetti, who served as interim Chief Executive Officer, and Mr. Michael Fung, who served as Interim Executive Vice President and Chief Administrative Officer, each resigned in September 2013 in connection with Mr. Gonthier’s hiring.  Our NEOs for transition fiscal 2014 are, therefore (i) the two individuals who served as our principal executive officer during transition fiscal 2014 (Mr. Gonthier and Mr. Anicetti), (ii) the individual who served as our principal financial officer during transition fiscal 2014 (Mr. Schools), (iii) the other individual who was serving as an executive officer as of the end of transition fiscal 2014 (Mr. Kvitko), (iv) and the individual who would have been among our three most highly compensated executive officers during transition fiscal 2014 but for the fact that he was no longer serving as an executive officer at the end of the year (Mr. Fung):

•                  Stéphane Gonthier — President and Chief Executive Officer

•                  Frank Schools — Senior Vice President, Chief Financial Officer and Treasurer

•                  Michael Kvitko — Executive Vice President and Chief Merchandising Officer

•                  Richard Anicetti — Former Interim President and Chief Executive Officer

•                  Michael Fung — Former Interim Executive Vice President and Chief Administrative Officer

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

We have chosen these primary elements because each supports achievement of one or more of our compensation objectives, and each has an integral role in our total compensation program.  In addition, the Compensation Committee determined that to attract and retain Messrs. Anicetti and Fung during the transition of our senior management team, and to attract and retain Mr. Gonthier as President and Chief Executive Officer, special compensation arrangements were required, as described under “Discretionary Incentive Bonus,” “Consulting Fee Premium” and “Signing Bonus” below.

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

Base Salary.  The base salaries of our executives are intended to reflect the position, duties and responsibilities of each executive, the cost of living in Southern California, and the market for base salaries of similarly situated executives at other companies of similar size and in similar industries.  Accordingly, Mr. Gonthier, as President and Chief Executive Officer, receives an annual base salary of $900,000, (which will be increased to $1,000,000 if the Company’s EBITDA performance over a twelve month period exceeds specified targets), Mr. Schools, as Senior Vice President, Chief Financial Officer and Treasurer, receives an annual base salary of $357,175 and Mr. Kvitko, as Executive Vice President and Chief Merchandising Officer, receives a base salary of $512,167.  Prior to his resignation, Mr. Fung, as Interim Executive Vice President and Chief Administrative Officer received a base salary of $50,000 per month.

Consulting Fees.  Prior to Mr. Anicetti’s resignation, the Company paid a consulting fee of $62,500 per month to From One to Many Leadership Consulting, LLC (“From One to Many”), the consulting firm that provided the services of Mr. Anicetti to the Company as a consultant, for Mr. Anicetti’s services as Interim President and Chief Executive Officer.

Annual Cash Bonuses.  Messrs. Schools and Kvitko were eligible to receive an annual cash bonus in transition fiscal 2014 with a target bonus of 50% of their base salary pursuant to the Company’s incentive compensation plan.  Mr. Gonthier was eligible for an annual cash bonus in transition fiscal 2014 with a guaranteed minimum bonus of 100% of his base salary, prorated for the period during which he was employed by the Company.  In future years, pursuant to the terms of an employment agreement between Mr. Gonthier and us, Mr. Gonthier’s target bonus will be 125% of his base salary, with no guaranteed minimum.  Prior to the change in our fiscal year, for the fiscal year 2014 previously ended on March 29, 2014, the Company’s target Budgeted EBITDA (as defined under the plan) under its annual cash bonus plan was $167 million at target.  The impact of the change in our fiscal year and the determination by the Compensation Committee of the Company’s actual performance was not finalized as of the date of this filing.  Accordingly, as of the date of this filing, the annual cash bonuses were not yet calculable and the Compensation Committee had not yet approved final bonuses.  Pursuant to the guaranteed bonus in his employment agreement, Mr. Gonthier is entitled to a minimum bonus payment equal to 100% of his base salary, which would have been $525,000 had fiscal 2014 not been changed.

Discretionary Incentive Bonus.  Pursuant to the terms agreed upon by the Company and Mr. Fung in connection with his hiring, Mr. Fung received a discretionary incentive bonus equal to (i) 100% of his monthly base salary multiplied by (ii) the number of full and partial months for which he provided services, payable for meeting the applicable goals, as determined by the Parent Board.  The Parent Board determined that as a result of the performance of the Company against the Budgeted EBITDA during the period when Mr. Fung was employed and Mr. Fung’s achievement of individual performance goals, Mr. Fung was entitled to the full discretionary incentive bonus.  As previously agreed between the Company and Mr. Fung prior to the start of his employment, Mr. Fung purchased shares of Parent common stock at fair market value with the proceeds of such discretionary incentive bonus.

Consulting Fee Premium.  In addition to the consulting fees provided to From One to Many for the services of Mr. Anicetti, the consulting agreement with From One to Many provided for the opportunity to earn a fee premium for performance during the engagement for achieving benchmarks established by Parent’s board of directors.  The target fee premium was $62,500 (the same as the monthly consulting fee payable under the consulting agreement) multiplied by the number of full and partial months during which Mr. Anicetti rendered services to the Company.  The Parent Board determined that as a result of the performance of the Company against the Budgeted EBITDA during the period when Mr. Anicetti rendered services and Mr. Anicetti’s achievement of individual performance goals, From One to Many was entitled to the full consulting fee premium. Pursuant to the terms of the consulting agreement between the Company and From One to Many, From One to Many purchased shares of Parent’s common stock at their then-fair market value, equal in value to the amount of the consulting fee premium earned.

Signing Bonus.  In connection with his hiring, Mr. Gonthier was granted a one-time signing bonus of $900,000.  If Mr. Gonthier’s employment is terminated for Cause or he resigns without Good Reason prior to the first anniversary of the effective date of his employment agreement (September 3, 2014), his entire signing bonus is subject to repayment.  If Mr. Gonthier’s employment is terminated for Cause or he resigns without Good Reason after the first anniversary of the effective date of his employment agreement but prior to the second anniversary of his employment agreement, then 50% of his signing bonus is subject to repayment.

In connection with his hiring, Mr. Kvitko was granted a one-time signing bonus of $250,000, with 50% of the bonus payable upon accepting employment with the Company and 50% payable upon the earlier of (i) the 18 month anniversary of Mr. Kvitko joining the Company (such 18 month anniversary is May 25, 2014) and (ii) Mr. Kvitko and his family permanently relocating to California.  If Mr. Kvitko’s employment with the Company is terminated for any reason other than by the Company without Cause within the first two years of Mr. Kvitko’s employment, then the signing bonus is subject to repayment.

Long-Term Incentives.  We provided our executives with long-term incentive compensation through stock option awards granted under Parent’s 2012 Stock Incentive Plan.

In connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, Mr. Gonthier was granted stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock.  A portion of the options are subject to time-based vesting requirements and a portion of the options are subject to performance-based vesting requirements.  Provided Mr. Gonthier continues to remain employed by the Company, 75% of the options will vest according to a timetable of:  30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.  25% of the options are subject to performance requirements and will vest upon, and subject to, the Company’s and Parent’s achievement of performance hurdles.  All of the foregoing options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.  Pursuant to Mr. Gonthier’s award agreement, if Mr. Gonthier’s employment is terminated by the Company without “cause” or by Mr. Gonthier for “good reason” (as each is defined below under “Potential Payments Upon Termination or Change in Control — Stéphane Gonthier”) prior to the second anniversary of the grant date, the time-vested portion of his option will accelerate such that 50% of his time-vested options will become vested.  If Mr. Gonthier’s employment with the Company is terminated for such reason after the second anniversary of the grant date, he will receive an additional 12 months of vesting on the time-vested portion of his option.

Under the standard form of option award agreement, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  The repurchase price with respect to Mr. Gonthier’s stock options does not adjust in connection with a voluntary resignation without good reason.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or for any unexercised option no later than 90 days from the latest date that an option can be exercised.

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

Post-Termination Arrangements.  The employment agreement with Mr. Gonthier and severance agreements with Messrs. Schools and Kvitko contain severance provisions.  The terms of these agreements related to post-termination compensation are described in detail under “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Norman Axelrod
David Kaplan
Scott Nishi
Adam Stein

COMPENSATION TABLES

Summary Compensation Table for Transition Fiscal 2014

The following table sets forth information concerning all compensation paid to or earned by our NEOs for services to the Company in all capacities during transition fiscal 2014:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Option Awards ($)(b)(c)	Non-Equity Incentive Plan Compensation (d)	All Other Compensation ($)(e)	Total ($)

Stéphane Gonthier	2014	349,615	900,000	8,983,752	—	101,833	10,335,200
President and Chief Executive Officer

Richard Anicetti	2014	476,167	306,619	—	—	—	782,786
Former Interim President and Chief Executive Officer (f)	2013	179,022	150,000	89,803	—	—	418,825

Frank Schools (g)	2014	296,141	—	—	—	6,691	302,832
Senior Vice President, Chief Financial Officer and Treasurer	2013	350,096	175,000	—	147,231	1,296	673,623
	2012	70,000	—	0	—	—	70,000

Michael Fung (h)	2014	338,533	280,000	132,505	—	—	751,038
Former Interim Executive Vice President and Chief Administrative Officer	2013	115,217	120,000	—	—	—	235,217

Michael Kvitko	2014	425,828	—	—	—	44,469	470,297
Executive Vice President, Chief Merchandising Officer	2013	165,385	375,000	0	83,077	285	623,747

(a)                                 For Mr. Gonthier, the amount reported in the Bonus column reflects a one-time signing bonus of $900,000.  For Mr. Schools, the amount reported in the Bonus column for 2013 reflects a one-time retention bonus. For Mr. Kvitko the amount reported in the Bonus column for 2013 reflects a one-time retention bonus and a signing bonus.

(b)                                 In accordance with SEC regulations, this column sets forth the aggregate grant date fair value of stock options computed in accordance with ASC 718. Amounts shown in this column may not correspond to the actual value that will be realized by the Named Executive Officers.  The options granted are options to purchase the common stock of Parent.  See Note 12 to the Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

(c)                                  Messrs. Schools and Kvitko were granted 1,100 and 2,800 stock options, respectively, in fiscal 2013.  If either of Messrs. Schools’ or Kvitko’s employment with the Company is terminated for cause, or either voluntarily resigns employment with the Company without good reason, Parent may repurchase his options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment.  Accordingly, we have not recorded any stock-based compensation expense on the options for Messrs. Schools and Kvitko pursuant to ASC 718.  If not for this repurchase feature, the grant date fair value of the options granted in fiscal 2013 would have been $381,240 for Mr. Schools and $975,240 for Mr. Kvitko.

(d)                                 The amount of non-equity incentive plan compensation for Messrs. Gonthier, Schools and Kvitko is not calculable as of the date of this filing.  This amount is expected to be calculable on or about May 2014, at which time we will file such amount on Form 8-K.

(e)                                  The amounts reported in the All Other Compensation column reflect, for each executive, as applicable (i) the amount of our matching contribution under our 401(k) plan, (ii) dollar value of life insurance premiums we paid for each executive, (iii) relocation expenses, (iv) auto allowance and (v) other company-paid insurance premiums.  Specifically, the All Other Compensation column above includes:

Name	Year	Matching 401 (k) Contribution ($)	Value of Life Insurance Premiums ($)	Relocation Expenses ($)	Auto Allowance ($)	Value of Other Company-Paid Insurance Premiums ($)	Total ($)

Stéphane Gonthier	2014	—	179	92,954	6,923	1,777	101,833

Richard Anicetti	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—

Frank Schools	2014	—	1,884	—	—	4,807	6,691
	2013	—	1,296	—	—	—	1,296
	2012	—	—	—	—	—	—

Michael Fung	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—

Michael Kvitko	2014	—	1,008	31,320	—	12,141	44,469
	2013	—	285	—	—	—	285

(f)                                   Mr. Anicetti served as Interim President and Chief Executive Officer of the Company from January 23, 2013 to September 3, 2013 under a consulting agreement with From One To Many Leadership Consulting, LLC, which provided for consulting fees of $62,500 per month. In addition, he served as a consultant to the Company from September 4, 2013 to November 26, 2013 under a consulting agreement with From One To Many Leadership Consulting, LLC for which he received $72,000 in the aggregate. In fiscal 2013, Mr. Anicetti received $35,000 and 250 stock options in connection with his service prior to January 23, 2013 as a member of the Board, which amounts are included in this Summary Compensation Table.  In transition fiscal 2014, Mr. Anicetti received $29,167 as a member of the Board, which amounts are included in this Summary Compensation Table.

(g)                                  Prior to August 2012, Mr. Schools was a partner at Tatum, and worked for the Company pursuant to an interim services agreement with Tatum.  The amount reported in the “Salary” column for Mr. Schools for fiscal 2013 includes $140,000 we paid to Tatum for Mr. Schools’ services prior to the Company employing Mr. Schools directly in August 2012.

(h)                                 Mr. Fung serves as a member of the Parent Board and previously served as the Company’s Interim Executive Vice President and Chief Administrative Officer from January 23, 2013 through September 23, 2013.  In transition fiscal 2014, in connection with his service on the Parent Board, he received $3,750 in cash fees and a grant of 250 stock options which amounts are included in this Summary Compensation Table.

Grants of Plan-Based Awards for Transition Fiscal 2014

The following table sets forth information concerning the annual bonus plan and options granted to the Named Executive Officers under Parent’s 2012 Stock Incentive Plan during transition fiscal 2014:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)			All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name	Grant Date	Threshold ($)(e)	Target ($)	Maximum ($)(f)	Underlying Options (#)(b)	Option Awards ($/Sh)(c)	Option Awards ($)(d)

Stéphane Gonthier	10/09/13	—	—	—	21,505	1,219.00	8,983,752
		525,000	525,000	787,500	—	—	—

Richard Anicetti	—	—	—	—	—	—	—

Frank Schools	—	89,294	178,588	357,176	—	—	—

Michael Fung	12/16/13	—	—	—	250	1,219.00	132,505
	—	—	—	—	—	—	—

Michael Kvitko	—	128,042	256,083	512,166	—	—	—

(a)                                 The amounts represent the threshold, target and maximum payout amounts under the Company’s annual cash bonus plan for the prior fiscal year ended March 29, 2014.  The Compensation Committee has not yet determined the impact of the change in fiscal year on these amounts.  See “Components of Executive Compensation — Annual Cash Bonuses” above for more information regarding the annual cash bonuses.  The actual amounts earned will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table when such amounts are calculable.  See footnote (d) to the “Summary Compensation Table for Transition Fiscal 2014” for additional information.

(b)                                 Mr. Gonthier was granted 21,505 stock options, 16,129 of which are time-based stock options that vest over four years (30%, 20%, 25% and 25%) and 5,376 of which are performance-based stock options that vest upon the Company’s and Parent’s achievement of certain performance hurdles. Mr. Fung’s options vest subject to his continued service on the Parent Board in five equal annual installments commencing on the first anniversary of the grant date.

(c)                                  The per share exercise price approximated the fair market value per share of Parent’s stock as of the grant date of the stock options as determined by the Compensation Committee.

(d)                                 Reflects aggregate grant date fair value of the awards computed in accordance with ASC Topic 718.  See Note 12 to the Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

(e)                                  The threshold amount provided for Mr. Gonthier is his minimum guaranteed bonus for the most recently completed fiscal year, provided pursuant to the terms of his employment agreement with the Company.  For future years, Mr. Gonthier will not have a minimum guaranteed bonus.

(f)                                   For Messrs. Schools and Kvitko maximum payout represents 200% of the target payout.  Under the annual cash bonus plan, participants may achieve in excess of 200% of target, however, the total payouts to all bonus plan participants is capped at 5.0% of Budgeted EBITDA, and payouts will be ratably reduced to the extent necessary to remain within the cap.  For Mr. Gonthier maximum payout represents 150% of the target payout.

Outstanding Equity Awards at Fiscal Year End 2014

The following table sets forth information on stock options held by the Named Executive Officers as of January 31, 2014:

Name	Grant Date	Securities Underlying Unexercised Options (#)(a)	Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
		Exercisable	Unexercisable
Stéphane Gonthier	10/9/2013	—	21,505	1,219.00	10/09/23

Richard Anicetti	6/19/2012	50	200	1,000.00	6/19/22

Frank Schools	9/27/2012	120	480	1,000.00	9/27/22
	11/7/2012	100	400	1,000.00	11/7/22

Michael Fung	12/16/2013	—	250	1,219.00	12/16/23

Michael Kvitko	11/28/2012	560	2,240	1,000.00	11/28/22

(a)                                 For all NEO’s except Mr. Gonthier, options vest subject to continuing employment with the Company in five equal annual installments commencing on the first anniversary of the grant date.  The term of the options is ten years from the grant date.  For Mr. Gonthier, 16,129 of outstanding options are time-based stock options with a vesting schedule of four years (30% on first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date).  For Mr. Gonthier, 5,376 of outstanding options are performance-based and vest upon the Company’s and Parent’s achievement of certain performance hurdles.

Potential Payments Upon Termination or Change in Control

This section describes the benefits that may become payable to our Named Executive Officers in connection with certain terminations of their employment with the Company and/or a change in control of the Company.

Stéphane Gonthier

We entered into an employment agreement with Mr. Gonthier effective September 3, 2013.  The agreement provides that if Mr. Gonthier’s employment is terminated without “cause” (as defined below) or if Mr. Gonthier resigns for “good reason” (as defined below), Mr. Gonthier will be entitled to receive the following severance, in all cases contingent upon Mr. Gonthier executing a general release in favor of the Company:

(i) a payment equal to two times his base salary; one-half of which is paid in a lump sum within 30 days following his termination and the other half of which is paid over 24 months following the date of termination;

(ii) a bonus amount equal to (a) two times (b) his average bonuses earned over the three years prior to his termination (or, if he has been employed for less than three years, the average of all prior bonuses).  If transition fiscal 2014’s bonus is used to calculate the average bonus, the amount used to calculate the average will be the amount he would have received based on Company performance for a full fiscal 2014 (disregarding pro ration), and not the guaranteed minimum.  One-half of this bonus amount is payable in a lump sum 30 days after his termination of employment and the other half is paid over 24 months following the date of termination;

(iii) any earned but unpaid bonus for the year prior to the date of termination;

(iv) if the termination is after the second fiscal quarter of the applicable year, a pro-rated portion of the bonus for the year of termination, payable when bonuses are paid to similarly situated employees;

(v) reimbursement of COBRA premiums for Mr. Gonthier and his family, at the rate the Company was previously contributing toward such insurance coverage, until the earlier of 18 months after the date of his termination or such time as he becomes eligible for substantially similar benefits from another employer; and

(vi) if (a) the termination is on or prior to September 3, 2016, acceleration of time-based options such that 50% of the total number of time-based options are vested or (b) the termination is after September 3, 2016, an additional 12 months of vesting on such options.  Additionally, upon a change in control (as defined in Parent’s 2012 Stock Incentive Plan), Mr. Gonthier’s time-based options immediately accelerate and vest.

If Mr. Gonthier’s employment is terminated as a result of his death or “total disability” (as defined in the Company’s Long Term Disability Plan, or if none is in effect, as disability is defined in Section 409A of the Internal Revenue Code of 1986, as amended), Mr. Gonthier (or his estate) is entitled to receive (i) continuation of base salary for the shorter of (a) 12 months or (b) the then-current Term, and (ii) a pro-rated bonus for the year of his termination of employment.  In addition, if the termination for death or disability is on or prior to September 3, 2016, Mr. Gonthier will receive acceleration of time-based options such that 50% of the total number of time-based options are vested or, if such termination is after September 3, 2016, an additional 12 months of vesting on such options.

For the purposes of the employment agreement, “cause” means (i) Mr. Gonthier’s (a) being indicted for, or charged with, a felony under Federal or state law (or Canadian law equivalent) or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor under Federal law or state law (or Canadian law equivalent) where imprisonment is imposed (other than traffic-related offenses and DUIs); (ii) perpetration of an illegal act, dishonesty, or fraud that that could cause economic injury to Parent, the Company or any affiliate of either of them, (iii) insubordination, or refusal to perform duties or responsibilities for any reason other than illness or mental incapacity; (iv) failure to perform material duties; (v) willful misconduct or gross negligence with regard to Parent, the Company or any subsidiary of either of them; (vi) appropriation of a material corporate opportunity of Parent, the Company or any subsidiary of either of them; or (vii) material breach of the employment agreement or any other agreement with Parent, the Company or any of their respective affiliates, including any confidentiality or other restrictive covenant.  In each instance, in order to constitute cause under prongs (iii) through (vii), the Company must provide Mr. Gonthier with written notice within 90 days following the date on which the occurrence of the event constituting cause was presented to the Parent Board, Mr. Gonthier must fail to cure the event within 20 days following the notice, and the Company must then terminate Mr. Gonthier’s employment within 60 days following the date on which the Company provided him with notice.

For the purposes of the severance agreement, “good reason” means the occurrence of any of the following without Mr. Gonthier’s consent:  (i) a reduction in annual base salary, other than a one-time reduction not exceeding ten percent that is imposed simultaneously on all executive officers of the Company; or (ii) a diminution of job title, authority, duties or responsibilities or a change in reporting relationship to anyone other than the Parent Board, (iii) the Company relocates its headquarters more than 5 miles, (iv) Mr. Gonthier is removed from the Parent Board or, not re-appointed to the Parent Board (or, following an initial public offering of the Company, not re-nominated), or (v) failure to renew the employment agreement.  In each instance, in order to constitute good reason, Mr. Gonthier must provide the Company with written notice within 90 days following the occurrence of the event constituting good reason, the Company must fail to cure the event within 30 days following the notice, and Mr. Gonthier must then resign within 60 days following the date on which he provided the Company with notice.

Frank Schools and Michael Kvitko

Effective April 17, 2013, we entered in to severance agreements with Messrs. Schools and Kvitko.  The severance agreements provide that if either NEO is terminated without “cause” (as defined in Parent’s 2012 Stock Incentive Plan) or if either NEO resigns for “good reason” (as defined below), such NEO will be entitled to continuation of then-current base salary following the date of termination, contingent upon such NEO executing a general release in favor of the Company.  Mr. Schools is entitled to six months’ salary continuation and Mr. Kvikto is entitled to 18 months’ salary continuation.

For the purposes of the severance agreement, “good reason” means the occurrence of any of the following without the NEO’s consent:  (i) a reduction in annual base salary, other than a one-time reduction not exceeding ten percent that is imposed simultaneously on all executive officers of the Company; or (ii) a material diminution of authority, duties or responsibilities.  In each instance, in order to constitute good reason, the NEO must provide the Company with written notice within 90 days following the occurrence of the event constituting good reason, the Company must fail to cure the event within 30 days following the notice, and the NEO must then resign within 60 days following the date on which the NEO provided the Company with notice.

The following table sets forth information on the potential payments to the Named Executive Officers upon a termination or change in control, assuming a termination or change in control occurred on January 31, 2014:

Name	Cash Payments ($)		Continuation of Group Health Plans ($)	Acceleration of Vesting of Options ($)
Stéphane Gonthier
Termination Without Cause or With Good Reason	1,800,000	(a)	10,387	539,515	(e)
Death/Total and Permanent Disability	900,000	(b)	—	539,515	(e)
Change in Control	—		—	1,079,030	(f)

Frank Schools
Termination Without Cause or With Good Reason	178,588	(c)	—	—

Michael Kvitko
Termination Without Cause or With Good Reason	768,250	(d)	—	—

(a)         Cash payment for Mr. Gonthier represents two times base salary ($1,800,000).  It has not yet been determined if Mr. Gonthier would have received a bonus for transition fiscal 2014 based on Company performance, so no bonus has been used to calculate severance.

(b)         Cash payment for Mr. Gonthier represents one year of base salary ($900,000).  It has not yet been determined if Mr. Gonthier would have received a bonus for transition fiscal 2014 based on Company performance, so no bonus has been used to calculate severance.

(c)          Cash payment represents six months of base salary continuation ($178,588).

(d)         Cash payment represents 18 months of base salary continuation ($768,250).

(e)          Acceleration of 50% of time-based options granted to Mr. Gonthier upon termination without cause, with good reason, death or total and permanent disability.

(f)           Acceleration of 100% of time-based options granted to Mr. Gonthier upon change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

All of the outstanding membership units of 99 Cents Only Stores LLC are held directly by Parent.

The following table sets forth, as of April 14, 2014, certain information relating to the ownership of the common stock of Parent by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Shares issuable upon the exercise of options exercisable on April 14, 2014 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  The percentages of shares outstanding provided in the table below are based upon 542,721 shares of Class A Common Stock and 542,721 shares of Class B Common Stock outstanding as of April 14, 2014.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock of Parent	Percent of Class A Common Stock of Parent	Number of Shares of Class B Common Stock of Parent		Percent of Class B Common Stock of Parent
Directors and Named Executive Officers (2)
Stéphane Gonthier (3)	10,298	1.90%	10,298		1.90%
Frank Schools (4)	295	*	295		*
Michael Kvitko (5)	560	*	560		*
Richard Anicetti (6)	404	*	404		*
Norman Axelrod (7)	950	*	950		*
Michael Fung (8)	310	*	310		*
Andrew Giancamilli (9)	460	*	460		*
Dennis Gies (10)	—	—	—		—
David Kaplan (11)	—	—	—		—
Scott Nishi (12)	—	—	—		—
Adam Stein (13)	—	—	—		—
All of our current executive officers and directors as a group, 11 persons	13,277	2.45%	13,277		2.45%
Beneficial Owners of 5% or More of Parent’s Outstanding Common Stock
Ares Corporate Opportunities Fund III, L.P. (14)	335,900	61.89%	373,900	(16)	68.89%
CPP Investment Board (USRE II) Inc. (15)	200,000	36.85%	162,000		29.85%

*                 Less than 1% of the outstanding shares.

(1)                                 Except as otherwise noted, the address of each beneficial owner is c/o 99 Cents Only Stores LLC, 4000 Union Pacific Avenue, City of Commerce, CA 90023.

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

(3)                                 Consists of (i) 5,376 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Gonthier upon the exercise of performance-based options which may become exercisable within 60 days of April 14, 2014, and (ii) 4,922 shares of each of Class A Common Stock and Class B Common Stock directly held by Avenue of the Stars Investments LLC, a Delaware limited liability company (“Avenue of the Stars Investments”). Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments. Such 4,922 shares were purchased in connection with a Stock Purchase Agreement, dated as of September 30, 2013, for an aggregate purchase price of $5,999,918.

(4)                                 Consists of (i) 220 shares of each of Class A Common Stock and Class B Common stock issuable to Mr. Schools upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 14, 2014, and (ii) 75 shares of each of Class A Common Stock and Class B Common Stock directly held by the Frank Schools Living Trust, of which Mr. Schools is the trustee; such shares were purchased in connection with a Stock Purchase Agreement, dated as of October 3, 2012, for an aggregate purchase price of $75,000.

(5)                                 Consists of 560 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Kvitko upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 14, 2014.

(6)                                 (i) 354 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Anicetti; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $455,598, and (ii) 50 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Anicetti upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 14, 2014.

(7)                                 Consists of (i) (a) 500 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Axelrod and (b) 250 shares of each of Class A Common Stock and Class B Common Stock directly held by AS Skip, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of June 11, 2012, for an aggregate purchase price of $750,000, and (ii) 200 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Axelrod upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 14, 2014.

(8)                                 Consists of 310 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Fung; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $398,970.

(9)                                 Consists of (i) 410 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Giancamilli; such shares were purchased in connection with a Stock Purchase Agreement, dated as of October 8, 2013, for an aggregate purchase price of $499,790, and (ii) 50 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Giancamilli upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of April 14, 2014.

(10)                          The address of Mr. Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Gies is a Principal in the Private Equity Group of Ares Management.  Mr. Gies expressly disclaims beneficial ownership of the shares owned by Ares.

(11)                          The address of Mr. Kaplan is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management and member of Ares Partners Management Company LLC (“APMC”), both of which indirectly control Ares. Mr. Kaplan expressly disclaims beneficial ownership of the shares owned by Ares.

(12)                          The address of Mr. Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2600, Toronto, ON, M5C 2W5.

(13)                          The address of Mr. Stein is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Stein is a Partner in the Private Equity Group of Ares Management. Mr. Stein expressly disclaims beneficial ownership of the shares owned by Ares.

(14)                          Refers to shares owned by Ares acquired in connection with the Merger. The general partner of Ares is ACOF Management III, L.P. (“ACOF Management III”), and the general partner of ACOF Management III is ACOF Operating Manager III, LLC (“ACOF Operating Manager III”).  ACOF Operating Manager III is owned by Ares Management, which, in turn, is owned by Ares Management Holdings LLC (“Ares Management Holdings”). Ares Management Holdings is controlled by Ares Holdings LLC (“Ares Holdings”), which, in turn, is controlled by APMC (together with Ares, ACOF Management III, ACOF Operating Manager III, Ares Management, Ares Management Holdings, and Ares Holdings, the “Ares Entities”). APMC is managed by an executive committee comprised of Mr. Kaplan and Michael Arougheti, Gregory Margolies, Antony Ressler and Bennett Rosenthal. Because the executive committee acts by consensus/majority approval, none of the members of the executive committee has sole voting or dispositive power with respect to any shares of stock of Parent owned by Ares. Each of the members of the executive committee, the Ares Entities (other than Ares with respect to the shares it holds directly) and the directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of any shares of stock of Parent owned by Ares. The address of each Ares Entity is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(15)                          Refers to shares owned by CPP Investment Board (USRE II) Inc. (“CPP”) acquired in connection with the Merger. CPP is a wholly owned subsidiary of CPPIB. CPPIB is managed by a board of directors. Because the board of directors acts by consensus/majority approval, none of the directors of the board of directors has sole voting or dispositive power with respect to the shares of stock of Parent owned by CPP. Mr. Nishi expressly disclaims beneficial of such shares. The address of each of CPP and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

(16)                          38,000 of these shares of Class B Common Stock are subject to (i) a call right that allows CPP to repurchase such stock at any time for de minimis consideration and (ii) a proxy by which Ares is to take certain actions requested by CPP to elect or remove the directors of Parent or certain other matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Stockholders Agreement

Upon completion of the Merger, Parent entered into a stockholders agreement with each of its stockholders, which included certain of our former directors, employees and members of management and our principal stockholders. On December 16, 2013, the stockholders agreement was amended in connection with the Gold-Schiffer Purchase (as defined below). The stockholders agreement, as amended, gives (i) Ares the right to designate four members of the Parent Board, (ii) Ares the right to designate up to three independent members of the Parent Board, which directors shall be approved by CPPIB, and (iii) CPPIB the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board. Under the terms of the stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including at least one director designated by Ares and one director designated by CPPIB.  These actions include the incurrence of additional indebtedness over $20 million in the aggregate outstanding at any time, the issuance or sale of any of our capital stock over $20 million in the aggregate, the sale, transfer or acquisition of any assets with a fair market value of over $20 million, the declaration or payment of any dividends, entering into any merger, reorganization or recapitalization, amendments to our charter or bylaws, approval of our annual budget and other similar actions.

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

Under the stockholders agreement, certain affiliate transactions, including certain affiliate transactions between Parent, on the one hand, and Ares, CPPIB or any of their respective affiliates, on the other hand, require the approval of a majority of disinterested directors.

Voting Agreement

The Canada Pension Plan Investment Board Act 1997 (Canada) imposes certain share ownership limitations on CPPIB.  Prior to the Conversion, these limitations included restrictions on CPPIB’s indirect ownership levels (through Parent) of class B common stock of 99¢ Only Stores, which had de minimis economic rights and the right to vote solely with respect to the election of directors of 99¢ Only Stores.  An affiliate of Ares formerly held 10% of the class B common stock of 99¢ Only Stores.  In connection with the Merger, we entered into a voting agreement with Parent and the affiliate of Ares pursuant to which such class B common stock held by the affiliate of Ares was subject to a call right that allowed Parent to repurchase such stock at any time for de minimis consideration.  The voting agreement also provided, among other things, for the affiliate of Ares to take certain actions requested by Parent to elect or remove directors of 99¢ Only Stores.  We do not currently have, and we have not authorized, any class B common stock and the voting agreement is no longer in effect.

Management Services Agreements

Upon completion of the Merger, we and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, we and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In transition fiscal 2014, we reimbursed affiliates of the Sponsors for their expenses in the amount of less than $0.1 million. The Sponsors provided no services to us during transition fiscal 2014.

Agreements Regarding Lease Arrangements

On January 13, 2012, we entered into new lease agreements (the “Leases”) with Eric Schiffer, Howard Gold, Jeff Gold and Karen Schiffer, the spouse of Mr. Schiffer and sister of Messrs. Howard Gold and Jeff Gold, and certain of their affiliates for 13 stores and one store parking lot, which replaced the existing month-to-month leases.  Each of Messrs. Shiffer, Howard Gold and Jeff Gold is a former officer and director of the Company and Parent. The Leases have approximate initial terms of either five or ten years and the base rents could be adjusted to market value in an aggregate amount not to exceed $1.0 million per annum.  In December 2012, as previously contemplated, we reached a final agreement with Messrs. Schiffer, Howard Gold and Jeff Gold on the market value of the Leases for each of the 13 stores that will result in aggregate base rent increasing by approximately $0.7 million aggregate per annum.  Rental expense for these Leases was $2.5 million for transition fiscal 2014.

Parent Stock Purchase Agreements

In April 2014, in connection with Mr. Anicetti’s service as Interim Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with From One to Many Leadership Consulting, LLC.  From One to Many Leadership Consulting, LLC is wholly owned by, and employs, Mr. Anicetti.  Pursuant to the terms of this agreement, Mr. Anicetti purchased an aggregate 354 shares of Class A Common Stock and 354 shares of Class B Common Stock for an aggregate purchase price of approximately $0.5 million.

In April 2014, in connection with Mr. Fung’s service as Interim Executive Vice President and Chief Administrative Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Mr. Fung.  Pursuant to the terms of this agreement, Mr. Fung purchased an aggregate 310 shares of Class A Common Stock and 310 shares of Class B Common Stock for an aggregate purchase price of approximately $0.4 million.

In September 2013, in connection with Mr. Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Avenue of the Stars Investments.  Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments.  Pursuant to the terms of this agreement, Mr. Gonthier purchased an aggregate 4,922 shares of Class A Common Stock and 4,922 shares of Class B Common Stock for an aggregate purchase price of $6.0 million.

In October 2013, Parent entered into a Stock Purchase Agreement with Andrew Giancamilli, a director of Parent.  Pursuant to the terms of this agreement, Mr. Giancamilli purchased an aggregate 410 shares of Class A Common Stock and 410 shares of Class B Common Stock for an aggregate purchase price of $0.5 million.

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with the Rollover Investors, pursuant to which (a)(i) Parent purchased from each Seller all of the shares of Class A Common Stock and Class B Common Stock, owned by such Seller and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor were repurchased, for aggregate consideration of approximately $129.7 million and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand of Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million. In addition, the Company made a payment of $7.8 million to the Rollover Investors for repurchase of all options to purchase Class A Common Stock and Class B Common Stock held by the Rollover Investors.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of January 31, 2014 and March 30, 2013, certain affiliates of Ares held approximately $3.4 million and $3.5 million of term loans under the First Lien Term Loan Facility, respectively. In addition, during transition fiscal 2014, an aggregate of $0.1 million in principal and $0.1 million interest has been paid to affiliates of Ares in respect of amounts borrowed under the First Lien Term Loan Facility. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Director Independence

As of March 31, 2014, the Board was comprised of Richard Anicetti, Norman Axelrod, Michael Fung, Andrew Giancamilli, Dennis Gies, Stéphane Gonthier, David Kaplan, Scott Nishi and Adam Stein.  Pursuant to the stockholders agreement of Parent, Messrs. Axelrod, Gies, Kaplan and Stein were designated by Ares and Mr. Nishi was designated by CPPIB.  Messrs. Anicetti, Fung and Giancamilli were designated and approved by the Sponsors.  Mr. Gonthier, as chief executive officer, was elected pursuant to the stockholders agreement of Parent.  We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors or other governing body be independent.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as our independent registered public accounting firm since November 7, 2012 and reported on our Consolidated Financial Statements for fiscal 2013 and transition fiscal 2014.

Services provided by EY and related fees for transition fiscal 2014 and fiscal year 2013 were as follows:

	Ten Months Ended January 31, 2014	Year Ended March 30, 2013

Audit Fees (a)	$806,942	$1,034,045
Audit Related Fees	—	—
Tax Fees(b)	43,495	11,300
All Other Fees	—	—

(a)         Includes fees necessary to perform an audit or quarterly review in accordance with generally accepted auditing standards and services that generally only the independent registered public accounting firm can reasonably provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission.

(b)         Includes fees for tax compliance services and other on-call tax advisory services.

BDO USA, LLP (“BDO”) served as our independent registered public accounting firm and reported on our Consolidated Financial Statements for part of fiscal 2013 (April 1 through November 7, 2012).

Services provided by BDO and related fees for fiscal years 2013 were as follows:

Year Ended March 30, 2013

Audit Fees (a)	$403,000
Audit Related Fees	—
Tax Fees	—
All Other Fees	—

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

The Audit Committee has considered whether the provision of non-audit services by our principal registered public accounting firm is compatible with maintaining auditor independence and determined that it is.  Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  The Audit Committee has adopted a policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services.  The Audit Committee pre-approved 100% of the tax services provided by EY during transition fiscal 2014 and fiscal 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedule

a)  Financial Statements. Reference is made to the Index to the Financial Statements set forth in Item 8 on page 49 of this Report.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)  Exhibits.  The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

99 Cents Only Stores LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period
(Successor)
For the ten months ended January 31, 2014
Allowance for doubtful accounts	$84	136	113	$107
Inventory reserve	$13,309	12,917	5,804	$20,422
Tax valuation allowance	$11,610	—	11,610	$—

For the year ended March 30, 2013
Allowance for doubtful accounts	$280	192	388	$84
Inventory reserve	$4,000	11,226	1,917	$13,309
Tax valuation allowance	$10,346	3,162	1,898	$11,610

For the period ended January 15, 2012 to March 31, 2012
Allowance for doubtful accounts	$267	38	25	$280
Inventory reserve	$4,026	125	151	$4,000
Tax valuation allowance	$5,745	8,501	3,900	$10,346

(Predecessor)
For the period ended April 3, 2011 to January 14, 2012
Allowance for doubtful accounts	$258	19	10	$267
Inventory reserve	$4,051	244	269	$4,026
Tax valuation allowance	$5,800	—	55	$5,745

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Number Holdings, Inc., Number Merger Sub, Inc. and Registrant, dated October 11, 2011.(1)
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores. LLC, dated as of October 18, 2013.(2)
3.5	Certificate of Incorporation of 99 Cents Only Stores Texas, Inc.(8)
3.6	Bylaws of 99 Cents Only Stores Texas, Inc.(8)
4.1	Indenture, dated as of December 29, 2011, between Number Merger Sub, Inc. and Wilmington Trust, National Association, as trustee.(3)
4.2	Supplemental Indenture, dated as of January 13, 2012, among the Registrant, 99 Cents Only Stores Texas, Inc. 99 Cents Only Stores and Wilmington Trust, National Association, as trustee.(3)
4.3	Registration Rights Agreement, dated as of December 29, 2011, between Number Merger Sub, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers (as defined therein).(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(4)
10.2	Indemnification Agreement with David Gold.(5)
10.3	Form of Tax Indemnification Agreement, between and among the Registrant and the Existing Shareholders.(6)
10.4	Lease for 13023 Hawthorne Boulevard, Hawthorne, California, dated January 13, 2012, by and between the Registrant as Tenant and HKJ Gold, Inc. as Landlord.(8)
10.5	Lease for 6161 Atlantic Boulevard, Maywood, California, dated January 13, 2012, by and between the Registrant as Tenant and 6135-6161 Atlantic Boulevard Partnership as Landlord.(8)
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

10.53	Severance Agreement, dated as of April 17, 2013, among the Registrant and Frank Schools.(12)
10.54	Amendment, dated as of June 12, 2013, to the Lease for 6101 Wilshire Blvd, Los Angeles, California by and between the Registrant as Tenant and Au Zone Investment #2 as Landlord (13)
10.55	Employment Agreement, dated September 3, 2013, among the Registrant and Stéphane Gonthier (2)
10.56	Stock Purchase Agreement, dated September 30, 2013, among Number Holdings, Inc., Avenue of the Stars Investments LLC and Stéphane Gonthier.(2)
10.57	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of October 9, 2013, between Number Holdings, Inc. and Stéphane Gonthier.(2)
10.58	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.(2)
10.59

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.60

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.61

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer.(14)

10.62

Stockholders Agreement, dated as of January 13, 2012, among Number Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and the Other Stockholders party thereto.(8)

10.63	First Amendment to Stockholders Agreement, dated as of December 16, 2013, by and between Ares Corporate Opportunities Fund III, L.P. and CPP Investment Board (USRE II) Inc.*
21.0	Subsidiaries *
31(a)	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31(b)	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32(a)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32(b)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith.

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 11, 2011.

(2) Incorporated by reference from the Registrant’s Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

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

(11) Incorporated by reference from the Registrant’s Form 10-Q as filed with Securities and Exchange Commission on February 20, 2013.

(12) Incorporated by reference from the Registrant’s 2013 Annual Report on Form 10-K as filed with Securities and Exchange Commission on July 12, 2013

(13) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on August 9, 2013

(14) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

99 CENTS ONLY STORES LLC

/s/ Stéphane Gonthier
Date: April 21, 2014	By:	Stéphane Gonthier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stéphane Gonthier
Stéphane Gonthier	President and Chief Executive Officer (principal executive officer)	April 21, 2014

/s/ Frank Schools
Frank Schools	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 21, 2014
/s/ Richard Anicetti
Richard Anicetti	Director	April 21, 2014

/s/ Norman Axelrod
Norman Axelrod	Director	April 21, 2014

/s/ Michael Fung
Michael Fung	Director	April 21, 2014

/s/ Andrew Giancamilli
Andrew Giancamilli	Director	April 21, 2014

/s/ Dennis Gies
Dennis Gies	Director	April 21, 2014

/s/ Scott Nishi
Scott Nishi	Director	April 21, 2014

/s/ Adam Stein
Adam Stein	Director	April 21, 2014

/s/ David Kaplan
David Kaplan	Chairman of the Board of Directors	April 21, 2014