Form 10-Q
period 2014-05-02
99 CENTS ONLY STORES LLC
filed 2014-06-13
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2014

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

Former Fiscal Year: Friday closest to the last day of January

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

As of June 9, 2014, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

 FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate), that are not historical in nature.  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the conversion to a California limited liability company effective October 18, 2013 and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after such conversion.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission or posts on the Company’s website, including the Company’s Transition Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended January 31, 2014.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 2, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$34,125	$34,842
Accounts receivable, net of allowance for doubtful accounts of $90 and $107 at May 2, 2014 and January 31, 2014, respectively	1,745	1,793
Income taxes receivable	—	4,498
Deferred income taxes	46,953	46,953
Inventories, net	224,265	206,244
Assets held for sale	1,680	1,680
Other	17,056	18,190
Total current assets	325,824	314,200
Property and equipment, net	490,413	485,046
Deferred financing costs, net	17,758	18,526
Intangible assets, net	464,806	466,311
Goodwill	479,745	479,745
Deposits and other assets	7,181	6,406
Total assets	$1,785,727	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$76,773	$71,057
Payroll and payroll-related	22,724	24,461
Sales tax	6,469	5,522
Other accrued expenses	41,351	36,690
Workers’ compensation	72,683	73,918
Current portion of long-term debt	6,138	6,138
Current portion of capital lease obligation	90	88
Total current liabilities	226,228	217,874
Long-term debt, net of current portion	848,033	849,252
Unfavorable lease commitments, net	10,830	11,718
Deferred rent	14,484	13,188
Deferred compensation liability	1,159	1,142
Capital lease obligation, net of current portion	174	197
Long-term deferred income taxes	171,624	171,573
Other liabilities	3,794	6,203
Total liabilities	1,276,326	1,271,147
Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at May 2, 2014 and January 31, 2014	547,028	546,365
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(17,112)	(26,687)
Other comprehensive loss	(1,315)	(1,391)
Total equity	509,401	499,087
Total liabilities and equity	$1,785,727	$1,770,234

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the First Quarter Ended
	May 2, 2014	April 27, 2013

Net Sales:
99¢ Only Stores	$465,269	$432,421
Bargain Wholesale	12,628	12,794
Total sales	477,897	445,215
Cost of sales	320,771	308,465
Gross profit	157,126	136,750
Selling, general and administrative expenses	125,782	124,222
Operating income	31,344	12,528
Other (income) expense:
Interest income	—	(54)
Interest expense	15,429	15,036
Other	—	4
Total other expense, net	15,429	14,986
Income (loss) before provision for income taxes	15,915	(2,458)
Provision (benefit) for income taxes	6,340	(3,355)
Net income	$9,575	$897
Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate cash flow hedge	(136)	(143)
Less: reclassification adjustment included in net income	212	—
Other comprehensive income (loss), net of tax	76	(143)

Comprehensive income	$9,651	$754

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	May 2, 2014	April 27, 2013

Cash flows from operating activities:
Net income	$9,575	$897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,184	15,031
Amortization of deferred financing costs and accretion of OID	1,083	1,097
Amortization of intangible assets	447	443
Amortization of favorable/unfavorable leases, net	175	124
(Gain) loss on disposal of fixed assets	(7)	208
(Gain) loss on interest rate hedge	282	(127)
Long-lived assets impairment	—	515
Deferred income taxes	—	(27,252)
Stock-based compensation	663	(54)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	48	(162)
Inventories	(18,021)	26,882
Deposits and other assets	464	(8,018)
Accounts payable	7,397	3,065
Accrued expenses	3,871	(1,281)
Accrued workers’ compensation	(1,235)	2,387
Income taxes	4,498	18,396
Deferred rent	1,296	528
Other long-term liabilities	(2,535)	4,422
Net cash provided by operating activities	20,185	37,101
Cash flows from investing activities:
Purchases of property and equipment	(19,363)	(16,274)
Proceeds from sale of property and fixed assets	16	6
Net cash used in investing activities	(19,347)	(16,268)

Cash flows from financing activities:
Payment of debt	(1,534)	(1,309)
Payments of capital lease obligation	(21)	(20)
Net cash used in financing activities	(1,555)	(1,329)
Net (decrease) increase in cash	(717)	19,504
Cash - beginning of period	34,842	45,053
Cash - end of period	$34,125	$64,557
Supplemental cash flow information:
Income taxes paid	$628	$5,500
Interest paid	$7,638	$7,045
Non-cash investing activities for purchases of property and equipment	$1,681	$1,347

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Transition Report on Form 10-K for the fiscal year ended January 31, 2014) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of May 2, 2014, the Company operated 346 retail stores with 246 in California, 47 in Texas, 35 in Arizona, and 18 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”)  and Canada Pension Plan Investment Board.  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and ceased to be publicly traded.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the fiscal year ended January 31, 2014.  In the opinion of the Company’s management, these interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending January 30, 2015 (“fiscal 2015”).  (See below for discussion of the change in fiscal year end.)

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

Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years. The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014 and will end on January 30, 2015 and will consist of 52 weeks. The Company’s fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  The first quarter ended May 2, 2014 (“the first quarter of fiscal 2015”) was comprised of 91 days.  As a result of the change in the Company’s fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast first quarter ended April 27, 2013 (“the first quarter of fiscal 2014”) was comprised of 91 days.

Change in Presentation of Financial Statements

In the first quarter of fiscal 2015, the Company changed the presentation of its financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales. Previously, these costs were included in selling, general and administrative expenses.  Depreciation expense related to these costs, which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately.  Reclassifications of $24.0 million from selling, general and administrative expense to cost of sales were made for the comparable first quarter of fiscal 2014 to conform to current year presentation.  This change does not change previously reported operating income or net income.

This change in presentation of financial statements was made in order to be in line with the Company’s peers in the retail industry.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows. Book overdrafts included in accounts payable were $17.6 million and $9.3 million as of May 2, 2014 and January 31, 2014, respectively.

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

In the first quarter of fiscal 2014, the Company revised its inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the then current management team.  As a result of this change, the Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.1 million in the first quarter of fiscal 2014. This is a prospective change and did not have an effect on prior periods.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchases.  As such, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of fiscal 2015, the Company did not record any asset impairment charges.  During the first quarter of fiscal 2014, the Company wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.

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

The Company performs the annual test for impairment in the fourth quarter of the fiscal year and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value. The fair value of the trade name is also tested for impairment in the fourth quarter by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).

Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).

During each of the first quarter of fiscal 2015 and 2014, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options granted to the Company’s Chief Executive Officer that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 8, “Stock-Based Compensation Plans” for further discussion of stock-based compensation.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (payroll and associated costs, occupancy, transportation to and from stores and depreciation expense). Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached.  In addition, the Company analyzes its inventory levels and the related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs)  and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs). Selling, general and administrative expenses also include depreciation and amortization expense relating to these costs.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for May 2, 2014 and January 31, 2014.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  The liability for the self-funded portion of the Company health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Pre-Opening Costs

The Company expenses, as incurred, pre-opening costs such as payroll, rent and marketing related to the opening of new retail stores.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $0.5 million and $1.3 million for the first quarter of fiscal 2015 and 2014, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash and interest rate derivatives are measured and recorded at fair value.  Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  Refer to Note 7, “Fair Value of Financial Instruments” for further discussion of the fair value of debt.

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

Comprehensive Income

OCI includes unrealized gains or losses on interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	May 2, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	18	$2,000	$(231)	$1,769	18	$2,000	$(206)	$1,794
Bargain Wholesale customer relationships	10	20,000	(3,846)	16,154	10	20,000	(3,429)	16,571
Favorable leases	1 to 15	46,723	(9,840)	36,883	1 to 15	46,723	(8,777)	37,946
Total finite lived intangible assets		68,723	(13,917)	54,806		68,723	(12,412)	56,311
Total goodwill and other intangible assets		$958,468	$(13,917)	$944,551		$958,468	$(12,412)	$946,056

	May 2, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 16	$19,835	$(9,005)	$10,830	1 to 16	$19,835	$(8,117)	$11,718

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	May 2, 2014	January 31, 2014
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	68,066	66,911
Leasehold improvements	140,858	138,392
Fixtures and equipment	100,584	93,840
Transportation equipment	11,836	11,469
Construction in progress	47,078	42,053
Total property and equipment	619,334	603,577
Less: accumulated depreciation and amortization	(128,921)	(118,531)
Property and equipment, net	$490,413	$485,046

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive (loss) income, net of tax effects (in thousands):

	For the First Quarter Ended
	May 2, 2014	April 27, 2013

Net income	$9,575	$897
Unrealized losses on interest rate cash flow hedge, net of tax effects of $ (91) and $(95) for the first quarter of fiscal 2015 and 2014, respectively	(136)	(143)
Reclassification adjustment, net of tax effects of $142 and $0 for the first quarter of fiscal 2015 and 2014, respectively	212	—
Total unrealized gains (losses), net	76	(143)
Total comprehensive income	$9,651	$754

Amounts in accumulated other comprehensive loss as of May 2, 2014 and January 31, 2014 consisted of unrealized losses on interest rate cash flow hedges. Reclassifications out of AOCI in the first quarter of fiscal 2015 are presented in Note 6.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	May 2, 2014	January 31, 2014

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $6,571 and $6,886 as of May 2, 2014 and January 31, 2014, respectively	604,171	605,390
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	854,171	855,390
Less: current portion of long-term debt	6,138	6,138
Long-term debt, net of current portion	$848,033	$849,252

As of May 2, 2014 and January 31, 2014, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	May 2, 2014	January 31, 2014

ABL Facility	$1,658	$1,812
First Lien Term Loan Facility	6,745	7,069
Senior Notes	9,355	9,645
Total deferred financing costs, net	$17,758	$18,526

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

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct or indirect 100% owned subsidiaries (collectively, the “Credit Facilities Guarantors”), except for immaterial subsidiaries.  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company was required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at the Company’s option, (A) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of May 2, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

As of May 2, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of May 2, 2014, the amount outstanding under the First Lien Term Loan Facility was $604.2 million.

Following the end of each fiscal year, the Company is required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013. There was no Excess Cash Flow payment required for fiscal 2014.

The First Lien Term Loan Facility includes restrictions on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase the Company’s capital stock, make certain acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates or sell its assets to and make capital expenditures or merge or consolidate with or into, another company.  As of May 2, 2014, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits the Company’s interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as the Company neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at May 2, 2014 was a liability of $2.7 million.  See Note 6, “Derivative Financial Instruments” for more information on the Company’s interest rate swap agreement.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at the Company’s option, a fluctuating rate equal to (A) the highest of (a) Federal Funds Rate plus 0.50%, (b) rate of interest in effect determined by the administrative agent as “Prime Rate” (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at the Company’s option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of May 2, 2014) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at May 2, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company was required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended May 2, 2014).  The Company must also pay customary letter of credit fees and agency fees.

As of May 2, 2014 and January 31, 2014, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million, and availability under the ABL Facility subject to the borrowing base, was $150.3 million as of May 2, 2014.

The ABL Facility includes restrictions on the Company’s ability, and the ability of the Parent and certain of the Company’s subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  The ABL Facility was amended on April 4, 2012 to permit an additional $5 million in capital expenditures for each year during the term of the ABL Facility.  The ABL Facility was further amended on October 8, 2013 to a) remove the maximum capital expenditures covenant and (b) modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of (i) Excess Availability (as defined in the ABL Facility agreement) that is at least the greater of (A) 15% of Maximum Credit (as defined in the ABL Facility agreement) and (B) $20 million and (ii) (A) a ratio of EBITDA (as defined in the ABL Facility) to fixed charges of at least 1.0x or (B) Excess Availability that is at least the greater of 25% of Maximum Credit (as defined in the ABL Facility) and $40 million.

As of May 2, 2014, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the subsidiaries (the “Senior Notes Guarantors”) that guarantee the Credit Facilities.

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

As of May 2, 2014 the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the First Quarter Ended
	May 2, 2014	April 27, 2013

First lien term loan facility	$7,242	$6,761
ABL facility	224	221
Senior notes	6,875	6,951
Amortization of deferred financing costs and OID	1,083	1,096
Other interest expense	5	7
Interest expense	$15,429	$15,036

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

Fair Value

The fair value of the interest rate swap agreement is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 7).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	May 2, 2014	January 31, 2014

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,612	$1,607
Interest rate swap (included in other liabilities)	$1,093	$1,346
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$1,315	$1,391

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the First Quarter Ended
	May 2, 2014	April 27, 2013

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$136	$143
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$212	$—
Gain related to ineffective portion of derivative recognized in interest expense	$(72)	$(130)

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	May 2, 2014
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,159	$1,159	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$1,612	$—	$1,612	$—
Other long-term liabilities — interest rate swap	$1,093	$—	$1,093	$—
Other long-term liabilities — deferred compensation	$1,159	$1,159	$—	$—

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

There were no Level 3 assets or liabilities as of May 2, 2014.

The Company did not have any transfers in and out of Levels 1 and 2 during the first quarter of fiscal 2015.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of January 31, 2014 (in thousands):

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of May 2, 2014 and January 31, 2014.

The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of May 2, 2014, based on quoted market prices of the debt (Level 1 inputs). The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of January 31, 2014, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes equity awards to be granted for up to 74,603 shares of Class A Common Stock of Parent and 74,603 shares of Class B Common Stock, of Parent. On September 27, 2013, the 2012 Plan was amended to increase the aggregate number of shares available under the 2012 Plan to 85,000 shares.  As of May 2, 2014, options for 41,790 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over a five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933(“liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 19,535 of employee options outstanding as of May 2, 2014.

Executive and Director Option Grants

Options granted to certain executives and board members generally become exercisable over a five year service period and have terms of ten years from date of the grant.  Options granted to these executives and board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the first quarter of fiscal 2015, the Company recorded stock-based compensation expense of $0.7 million. During the first quarter of fiscal 2014, the Company recorded negative stock-based compensation expense of $(0.1) million.

The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant with an equivalent remaining term.  Expected life represents the estimated period of time until exercise and is calculated by using “simplified method.”  Expected stock price volatility is based on average historical volatility of stock prices of companies in a peer group analysis.  The Company currently does not anticipate the payment of any cash dividends.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.  The Company did not grant any stock options during the first quarter of fiscal 2015.

The fair value of performance-based options granted to Mr. Gonthier in October 2013 was estimated at the date of grant using a Monte Carlo simulation method.  Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. The Company also  has to assume a time horizon to when the performance conditions of the options will be met.

As of May 2, 2014, there were $14.6 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.

The following summarizes stock option activity in the first quarter of fiscal 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	42,910	$1,000
Granted	—	$—
Exercised	—	$—
Cancelled	(1,120)	$1,059

Outstanding at the end of the period	41,790	$1,120	8.30

Exercisable at the end of the period	6,178	$1,000	8.00

Exercisable and expected to vest at the end of the period	37,211	$1,104	8.80

The following table summarizes the stock awards available for grant under the 2012 Plan as of May 2, 2014:

Number of Shares
Available for grant as of January 31, 2014	42,090
Authorized	—
Granted	—
Cancelled	1,120
Available for grant at May 2, 2014	43,210

9.                                      Related-Party

Parent Stock Purchase Agreements

In April 2014, in connection with Mr. Anicetti’s service as Interim Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with From One to Many Leadership Consulting, LLC.  From One to Many Leadership Consulting, LLC is wholly owned by, and employs, Mr. Anicetti.  Pursuant to the terms of this agreement, Mr. Anicetti purchased an aggregate 354 shares of Class A Common Stock of Parent and 354 shares of Class B Common Stock of Parent for an aggregate purchase price of approximately $0.5 million.

In April 2014, in connection with Mr. Fung’s service as Interim Executive Vice President and Chief Administrative Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Mr. Fung.  Pursuant to the terms of this agreement, Mr. Fung purchased an aggregate 310 shares of Class A Common Stock of Parent and 310 shares of Class B Common Stock of Parent for an aggregate purchase price of approximately $0.4 million.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders. As of May 2, 2014 and January 31, 2014 these affiliates held approximately $3.4 million of term loans under the First Lien Term Loan Facility. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first quarter of fiscal 2015 was a charge rate of 39.8% compared to a benefit rate of 136.5% for the first quarter of fiscal 2014.  The change in the effective tax rate is due to an increase in pre-tax income during the first quarter of fiscal 2015 and release of valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of May 2, 2014, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2009 forward.  The federal tax return for the period ended March 27, 2010 was examined by the Internal Revenue Service resulting in no changes to the reported tax.  Currently, the federal tax return for the period January 14, 2012 to March 31, 2012 is under examination by the Internal Revenue Service.

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

As of May 2, 2014 and January 31, 2014, the Company had recorded a liability $72.6 million and $73.8 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of $0.1 million and less than $0.1 million, respectively, as of May 2, 2014 and January 31, 2014 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of May 2, 2014 and January 31, 2014, the Company had recorded a liability of $0.6 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters. The plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint, and the Court of Appeals affirmed the trial court’s ruling.  The Company’s petition for review of the decision in the California Supreme Court was denied on January 15, 2014, and remittitur issued on January 27, 2014.  On June 27, 2013, the plaintiff entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release the plaintiff executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified the plaintiff of its position by a letter dated as of July 30, 2013, but she has yet to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On March 12, 2014, in an unrelated matter involving similar claims against a different employer, the California Supreme Court agreed to rule on several questions that will provide guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  Accordingly, on May 20, 2014, the parties stipulated to stay this matter pending the final resolution of the California Supreme Court proceeding, with the exception of the Company’s motion for judgment on the pleadings on the Cross-Complaint and Ms. Pickett’s motion for leave to substitute in a new representative plaintiff.  Both motions are scheduled to be heard on September 30, 2014.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

12.                               Assets Held for Sale

Assets held for sale as of May 2, 2014 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

13.                               Other Accrued Expenses

Other accrued expenses as of May 2, 2014 and January 31, 2014 are as follows (in thousands):

	May 2, 2014	January 31, 2014
Accrued interest	$15,146	$8,322
Accrued occupancy costs	6,996	7,500
Accrued legal reserves and fees	6,243	7,472
Accrued professional fees, outside services and advertising	3,268	3,853
Other	9,698	9,543
Total other accrued expenses	$41,351	$36,690

14.                               New Authoritative Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update changes the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal beginning after December 15, 2014, and early adoption is permitted.  We expect to adopt this standard at the beginning of our fiscal 2016.  Management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statement.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which is effective for fiscal years and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward.  The Company adopted ASU 2013-11 in the first quarter of fiscal 2015.  There is no material impact on the Company or its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of May 2, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.  As of January 31, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Company and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The subsidiary that is not a Subsidiary Guarantor is minor.  The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Company, and the Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of May 2, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$32,931	$1,194	$—	$34,125
Accounts receivable, net	1,640	105	—	1,745
Deferred income taxes	46,953	—	—	46,953
Inventories, net	191,562	32,703	—	224,265
Assets held for sale	1,680	—	—	1,680
Other	15,345	1,711	—	17,056
Total current assets	290,111	35,713	—	325,824
Property and equipment, net	426,525	63,888	—	490,413
Deferred financing costs, net	17,758	—	—	17,758
Equity investments and advances to subsidiaries	301,049	210,599	(511,648)	—
Intangible assets, net	462,334	2,472	—	464,806
Goodwill	479,745	—	—	479,745
Deposits and other assets	6,646	535	—	7,181
Total assets	$1,984,168	$313,207	$(511,648)	$1,785,727

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$72,043	$4,730	$—	$76,773
Intercompany payable	210,601	217,316	(427,917)	—
Payroll and payroll-related	21,302	1,422	—	22,724
Sales tax	5,788	681	—	6,469
Other accrued expenses	38,510	2,841	—	41,351
Workers’ compensation	72,545	138	—	72,683
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	90	—	—	90
Total current liabilities	427,017	227,128	(427,917)	226,228
Long-term debt, net of current portion	848,033	—	—	848,033
Unfavorable lease commitments, net	10,527	303	—	10,830
Deferred rent	12,439	2,045	—	14,484
Deferred compensation liability	1,159	—	—	1,159
Capital lease obligation, net of current portion	174	—	—	174
Long-term deferred income taxes	171,624	—	—	171,624
Other liabilities	3,794	—	—	3,794
Total liabilities	1,474,767	229,476	(427,917)	1,276,326

Member’s Equity:
Member units	547,028	—	—	547,028
Additional paid-in capital	—	99,944	(99,944)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(17,112)	(16,213)	16,213	(17,112)
Other comprehensive loss	(1,315)	—	—	(1,315)
Total equity	509,401	83,731	(83,731)	509,401
Total liabilities and equity	$1,984,168	$313,207	$(511,648)	$1,785,727

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2014

 (In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$33,723	$1,119	$—	$34,842
Accounts receivable, net	1,561	232	—	1,793
Income taxes receivable	4,498	—	—	4,498
Deferred income taxes	46,953	—	—	46,953
Inventories, net	177,461	28,783	—	206,244
Assets held for sale	1,680	—	—	1,680
Other	16,646	1,544	—	18,190
Total current assets	282,522	31,678	—	314,200
Property and equipment, net	421,130	63,916	—	485,046
Deferred financing costs, net	18,526	—	—	18,526
Equity investments and advances to subsidiaries	246,594	161,810	(408,404)	—
Intangible assets, net	463,771	2,540	—	466,311
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,894	512	—	6,406
Total assets	$1,918,182	$260,456	$(408,404)	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$63,620	$7,437	$—	$71,057
Intercompany payable	161,811	162,054	(323,865)	—
Payroll and payroll-related	22,718	1,743	—	24,461
Sales tax	4,992	530	—	5,522
Other accrued expenses	34,506	2,184	—	36,690
Workers’ compensation	73,822	96	—	73,918
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88
Total current liabilities	367,695	174,044	(323,865)	217,874
Long-term debt, net of current portion	849,252	—	—	849,252
Unfavorable lease commitments, net	11,335	383	—	11,718
Deferred rent	11,698	1,490	—	13,188
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	197	—	—	197
Long-term deferred income taxes	171,573	—	—	171,573
Other liabilities	6,203	—	—	6,203
Total liabilities	1,419,095	175,917	(323,865)	1,271,147

Member’s Equity:
Member units	546,365	—	—	546,365
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(26,687)	(15,404)	15,404	(26,687)
Other comprehensive loss	(1,391)	—	—	(1,391)
Total equity	499,087	84,539	(84,539)	499,087
Total liabilities and equity	$1,918,182	$260,456	$(408,404)	$1,770,234

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended May 2, 2014

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$433,033	$44,864	$—	$477,897
Cost of sales	287,184	33,587	—	320,771
Gross profit	145,849	11,277	—	157,126
Selling, general and administrative expenses	113,696	12,086	—	125,782
Operating income (loss)	32,153	(809)	—	31,344
Other (income) expense:
Interest expense	15,429	—	—	15,429
Equity in (earnings) loss of subsidiaries	809	—	(809)	—
Total other expense, net	16,238	—	(809)	15,429
Income (loss) before provision for income taxes	15,915	(809)	809	15,915
Provision for income taxes	6,340	—	—	6,340
Net income (loss)	$9,575	$(809)	$809	$9,575
Comprehensive income	$9,651	$—	$—	$9,651

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended April 27, 2013

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$406,645	$38,570	$—	$445,215
Cost of sales	279,082	29,383	—	308,465
Gross profit	127,563	9,187	—	136,750
Selling, general and administrative expenses	112,528	11,694	—	124,222
Operating income (loss)	15,035	(2,507)	—	12,528
Other (income) expense:
Interest income	(54)	—	—	(54)
Interest expense	15,036	—	—	15,036
Other	4	—	—	4
Equity in (earnings) loss of subsidiaries	2,507	—	(2,507)	—
Total other expense, net	17,493	—	(2,507)	14,986
Loss before provision for income taxes	(2,458)	(2,507)	2,507	(2,458)
Benefit for income taxes	(3,355)	—	—	(3,355)
Net income (loss)	$897	$(2,507)	$2,507	$897
Comprehensive income	$754	$—	$—	$754

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended May 2, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$18,219	$1,966	$—	$20,185
Cash flows from investing activities:
Purchases of property and equipment	(17,464)	(1,899)	—	(19,363)
Proceeds from sales of fixed assets	9	7	—	16
Investment in subsidiary	(1)	—	1	—
Net cash used in investing activities	(17,456)	(1,892)	1	(19,347)
Cash flows from financing activities:
Payment of debt	(1,534)	—	—	(1,534)
Payments of capital lease obligation	(21)	—	—	(21)
Capital contributions	—	1	(1)	—
Net cash used in financing activities	(1,555)	1	(1)	(1,555)
Net (decrease) increase in cash	(792)	75	—	(717)
Cash — beginning of period	33,723	1,119	—	34,842
Cash — end of period	$32,931	$1,194	$—	$34,125

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended April 27, 2013

 (In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$36,368	$1,565	$(832)	$37,101
Cash flows from investing activities:
Purchases of property and equipment	(14,675)	(1,599)	—	(16,274)
Proceeds from sale of fixed assets	5	1	—	6
Net cash used in investing activities	(14,670)	(1,598)	—	(16,268)
Cash flows from financing activities:
Payment of debt	(1,309)	—	—	(1,309)
Payments of capital lease obligation	(20)	—	—	(20)
Net cash used in financing activities	(1,329)	—	—	(1,329)
Net increase (decrease) in cash	20,369	(33)	(832)	19,504
Cash — beginning of period	44,911	142	—	45,053
Cash — end of period	$65,280	$109	$(832)	$64,557

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

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving. In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management LLC and Canada Pension Plan Investment Board.

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year. Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  Our fiscal year 2015 (“fiscal 2015”) began on February 1, 2014 and will end on January 30, 2015 and will consist of 52 weeks. Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  The first quarter ended May 2, 2014 (“the first quarter of fiscal 2015”) was comprised of 91 days.  As a result of the change in our fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast first quarter ended April 27, 2013 (“the first quarter of fiscal 2014”) was comprised of 91 days.

In the first quarter of fiscal 2015, we changed the presentation of our financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales. Previously, these costs were included in selling, general, and administrative expenses.  Depreciation expense related to these costs which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately on the income statement.  Reclassifications of $24.0 million from selling, general and administrative expense to cost of sales were made for the comparable first quarter of fiscal 2014 to conform to current year presentation.  This change does not change previously reported operating income or net income.  This change in presentation of financials was made in order to be in line with our peers in the retail industry.

In the first quarter of fiscal 2015, we modified our definition of same-store sales. Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations where the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any comparable sales analysis.  It would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months.  Under the new definition, same-store sales are sales at stores that have been opened at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, they are not part of our same-store sales calculation. This change in definition of same-store sales is being made in order to be in line with our peers in the retail industry.

For the first quarter of fiscal 2015, we had net sales of $477.9 million, operating income of $31.3 million and net income of $9.6 million.  Sales increased during the first quarter of fiscal 2015 primarily due to the full quarter effect of new stores opened in fiscal 2014 and the effect of three new stores opened in fiscal 2015. This was partially offset by a 0.5% decrease in same-store sales.

During the first quarter of fiscal 2015, we opened three net new stores. In fiscal 2015, we currently intend to increase our store count by approximately 30 to 35 stores, all of which are expected to be opened in our existing markets. We believe that our growth in fiscal 2015 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Transition Report on Form 10-K for the fiscal year ended January 31, 2014. Since the filing of our Transition Report on Form 10-K for the fiscal year ended January 31, 2014, there have been no significant changes to our critical accounting policies and estimates.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (payroll and associated costs, occupancy, transportation to and from stores and depreciation expense). Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include the costs of selling merchandise in stores (payroll and associated costs, occupancy and other store-level costs)  and corporate costs (payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs). Selling, general and administrative expenses also include depreciation and amortization expense relating to these costs.

Other Expense (Income): Other expense (income) relates primarily interest expense on our debt and capitalized leases.

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the First Quarter Ended
	May 2, 2014	% of Net Sales	April 27, 2013	% of Net Sales
Net Sales:
99¢ Only Stores	$465,269	97.4%	$432,421	97.1%
Bargain Wholesale	12,628	2.6	12,794	2.9
Total sales	477,897	100.0	445,215	100.0
Cost of sales	320,771	67.1	308,465	69.3
Gross profit	157,126	32.9	136,750	30.7
Selling, general and administrative expenses	125,782	26.3	124,222	27.9
Operating income	31,344	6.6	12,528	2.8
Other (income) expense:
Interest income	—	0.0	(54)	0.0
Interest expense	15,429	3.2	15,036	3.4
Other	—	0.0	4	0.0
Total other expense, net	15,429	3.2	14,986	3.4
Income (loss) before provision for income taxes	15,915	3.3	(2,458)	(0.6)
Provision (benefit) for income taxes	6,340	1.3	(3,355)	(0.8)
Net income	$9,575	2.0%	$897	0.2%

First Quarter Ended May 2, 2014 Compared to First Quarter Ended April 27, 2013

Net sales.  Total net sales increased $32.7 million, or 7.3%, to $477.9 million in the first quarter of fiscal 2015, from $445.2 million in the first quarter of fiscal 2014.  Net retail sales increased $32.8 million, or 7.6%, to $465.3 million in the first quarter of fiscal 2015, from $432.4 million in the first quarter of fiscal 2014.  Bargain Wholesale net sales decreased by approximately $0.2 million, or 1.3%, to $12.6 million in the first quarter of fiscal 2015, from $12.8 million in the first quarter of fiscal 2014.  The $32.8 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2014 and the effect of new stores opened during first quarter of fiscal 2015. The increase in retail sales was partially offset by a 0.5% decrease in same-store sales from lower average ticket and a decrease in sales due to the effect of a closed store.

Gross profit.  Gross profit increased $20.3 million, or 14.9%, to $157.1 million in the first quarter of fiscal 2015, from $136.8 million in the first fiscal quarter of 2014.  As a percentage of net sales, overall gross margin increased to 32.9% in the first quarter of fiscal 2015, from 30.7% in the first quarter of fiscal 2014.  Among the gross profit components, cost of products sold decreased by 20 basis points compared to the first quarter of fiscal 2014.  Additionally, inventory shrinkage decreased by 30 basis points compared to the first quarter of fiscal 2014. Gross profit in the first quarter of fiscal 2014 was negatively impacted by revision to our excess and obsolescence methodology due a change in our inventory purchasing philosophy.  As a result of this change, we increased our excess and obsolescence reserve by $9.1 million in the first quarter of fiscal 2014. Gross profit in the first quarter of fiscal 2015, was negatively impacted by higher distribution and transportation expenses of 50 basis points primarily due to higher labor costs and increases in rent expense for additional warehouse space. The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $1.6 million to $125.8 million in the first quarter of fiscal 2015, from $124.2 million in the first quarter of fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 26.3% for the first quarter of fiscal 2015, from 27.9% for the first quarter of fiscal 2014.  The 160 basis point decrease in operating expenses as a percentage of net sales, was primarily due to lower payroll-related expenses,  advertising, legal and outside professional service fees.  Selling, general and administrative expenses were also favorably impacted by lower depreciation expense.

Operating income.  Operating income was $31.3 million for the first quarter of fiscal 2015 compared to $12.5 million for the first quarter of fiscal 2014.  Operating income as a percentage of net sales was 6.6% in the first quarter of fiscal 2015 compared to 2.8% in the first quarter of fiscal 2014.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense.  Interest expense was $15.4 million for the first quarter of 2015 compared to interest expense of $15.0 million for the first quarter of fiscal 2014, primarily reflecting debt service on outstanding borrowings.

Provision (benefit) for income taxes. The provision for income taxes was $6.3 million for the first quarter of fiscal 2015 compared to an income tax benefit of $3.4 million for the first quarter of fiscal 2014.  The effective income tax rate for the first quarter of fiscal 2015 was a provision rate of 39.8% compared to a benefit rate of 136.5% for the first quarter of fiscal 2014.  The change in the effective tax rate is primarily due to an increase in pre-tax income during the first quarter of fiscal 2015 release of valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014.

Net income .  As a result of the items discussed above, net income for the first quarter of fiscal 2015 was $9.6 million compared to net income of $0.9 million for the first quarter of fiscal 2014.  Net income as a percentage of net sales was 2.0% for the first quarter of fiscal 2015 compared to net income of 0.2% for the first quarter of fiscal 2014.

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

As of the end of the first quarter of fiscal 2015, we held $34.1 million in cash, and our total indebtedness was $854.2 million consisting of borrowings under our First Lien Term Loan Facility of $604.2 million and $250 million of our Senior Notes (as defined below).  We had up to an additional $175 million of available borrowings under our ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  As of May 2, 2014, availability under the ABL Facility subject to the borrowing base was $150.3 million.  We also have, and will continue to have, significant lease obligations.  As of May 2, 2014, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2015 are $45.7 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  As of May 2, 2014, the Credit Facilities include (a) $175 million in commitments under the first lien based revolving credit facility (as amended, “ABL Facility”), and (b) $610.7 million in aggregate principal amount under the first lien term loan facility (as amended, “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

The First Lien Term Loan Facility initially provided for $525 million of borrowings (which could be increased by up to $150.0 million in certain circumstances).  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned subsidiaries (collectively, the “Credit Facilities Guarantors”), except for immaterial subsidiaries.  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and equity interests of the Credit Facilities Guarantors.

We were required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loan (approximately $1.3 million), with the balance due on the maturity date, January 13, 2019.  Borrowings under the First Lien Term Loan Facility bore interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as “Prime Rate” (3.25% as of May 2, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period multiplied by the Statutory Reserve Rate or 1.50% per annum) plus 1.00%, or (B) an Adjusted Eurocurrency Rate.

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

In addition, the amendment to the First Lien Term Loan Facility (a) amended certain restricted payment provisions to permit the Gold-Schiffer Purchase (as defined below) (see “—Repurchase Transaction with Rollover Investors” for more information), (b) removed the maximum capital expenditures covenant, (c) modified the provision restricting our ability to make dividend and other payments so that from and after March 31, 2013 the permitted payment amount represents the sum of (i) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (ii) $20 million, and (d) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

As of May 2, 2014, the interest rate charged on First Lien Term Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of May 2, 2014, the amount outstanding under the First Lien Term Loan Facility was $604.2 million.

Following the end of each fiscal year, we are required to prepay the First Lien Term Loan Facility in an amount equal to 50% of Excess Cash Flow (as defined in the First Lien Term Loan Facility agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of certain voluntary prepayments of the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. The required Excess Cash Flow payment for fiscal 2013 was $3.3 million and was made in July 2013.  There was no Excess Cash Flow payment required for fiscal 2014.

The First Lien Term Loan Facility includes restrictions on our ability and the ability of Parent, 99 Cents Texas and certain of our future subsidiaries to, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, make capital expenditures or merge or consolidate with or into, another company.  As of May 2, 2014, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on our First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The fair value of the swap at May 2, 2014 was a liability of $2.7 million.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings (which may be increased by up to $50.0 million in certain circumstances), subject to certain borrowing base limitations.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest for an initial period until June 30, 2012 at an applicable margin plus, at our option, a fluctuating rate equal to (A) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the interest rate in effect determined by the administrative agent as “Prime Rate”  (3.25% at the date of the Merger), and (c) Adjusted Eurocurrency Rate (determined to be the LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one (1) month plus 1.00% or (B) the Adjusted Eurocurrency Rate.  The interest rate charged on borrowings under the ABL Facility from the date of the Merger until June 30, 2012 was 4.25% (the base rate (Prime Rate at 3.25%) plus the applicable margin of 1.00%).  Thereafter, borrowings under the ABL Facility will have variable pricing and will be based, at our option, on (a) LIBOR plus an applicable margin to be determined (1.75% as of May 2, 2014) or (b) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at May 2, 2014) in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we were required to pay a commitment fee to the lenders under the ABL Facility on unused commitments at a rate of 0.375% for the period from the date of the Merger until June 30, 2012.  Thereafter, the commitment fee will be adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended May 2, 2014).  We must also pay customary letter of credit fees and agency fees.

As of May 2, 2014 and January 31, 2014, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $1.0 million and availability under the ABL Facility, subject to the borrowing base was $150.3 million as of May 2, 2014.

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

On October 8, 2013, we amended the ABL Facility to (a) remove the maximum capital expenditures covenant and (b) modify the provision restricting our ability to make dividend and other payments. Such payments are subject to achievement of (i) Excess Availability (as defined in the ABL Facility agreement) that is at least the greater of (A) 15% of Maximum Credit (as defined in the ABL Facility agreement) and (B) $20 million and (ii) (A) a ratio of EBITDA (as defined in the ABL Facility) to fixed charges of at least 1.0x or (B) Excess Availability that is at least the greater of 25% of Maximum Credit (as defined in the ABL Facility) and $40 million. As of May 2, 2014 we were in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued $250 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”). The Senior Notes are guaranteed by the subsidiaries (“Senior Notes Guarantors”) that guarantee the Credit Facilities.

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

As of May 2, 2014, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	First Quarter Ended
	May 2, 2014	April 27, 2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$9,575	$897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,184	15,031
Amortization of deferred financing costs and accretion of OID	1,083	1,097
Amortization of intangible assets	447	443
Amortization of favorable/unfavorable leases, net	175	124
(Gain) loss on disposal of fixed assets	(7)	208
(Gain) loss on interest rate hedge	282	(127)
Long-lived assets impairment	—	515
Deferred income taxes	—	(27,252)
Stock-based compensation	663	(54)
Changes in assets and liabilities associated with operating activities:
Accounts receivable	48	(162)
Inventories	(18,021)	26,882
Deposits and other assets	464	(8,018)
Accounts payable	7,397	3,065
Accrued expenses	3,871	(1,281)
Accrued workers’ compensation	(1,235)	2,387
Income taxes	4,498	18,396
Deferred rent	1,296	528
Other long-term liabilities	(2,535)	4,422
Net cash provided by operating activities	$20,185	$37,101

Cash provided by operating activities during the first quarter of fiscal 2015 was $20.2 million and consisted of (i) net income of $9.6 million; (ii) net income adjustments for depreciation and other non-cash items of $14.8 million; (iii) a decrease in working capital activities of $2.3 million; and (iv) a decrease in other activities of $1.9 million, primarily due to a decrease in other long-term liabilities and increase in other long-term assets, partially offset by an increase deferred rent.  The decrease in working capital activities was primarily due to increase in inventories, partially offset by increases in accounts payable and accrued expenses, and a decrease in income taxes receivable.

Cash provided by operating activities during the first quarter of fiscal 2014 was $37.1 million and consisted of (i) net income of $0.9 million; (ii) net income adjustments for depreciation and other non-cash items of negative $10.0 million; (iii) an increase in working capital activities of $41.5 million; and (iv) an increase in other activities of $4.8 million, primarily due to increase in other long-term liabilities and deferred rent.  The increase in working capital activities was primarily due to decreases in inventories and income taxes receivable, which were partially offset by an increase in other assets.

Investing Activities

	First Quarter Ended
	May 2, 2014	April 27, 2013
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(19,363)	$(16,274)
Proceeds from sale of property and fixed assets	16	6
Net cash used in investing activities	$(19,347)	$(16,268)

Capital expenditures in the first quarter of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $19.3 million.

Capital expenditures in the first quarter of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $16.3 million.

We estimate that total capital expenditures for fiscal 2015 will be approximately $75 million, comprised of approximately $60 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $15 million primarily related to information technology and supply chain infrastructure. We are finalizing our plans regarding our supply chain, which could increase our capital spend in this area for fiscal 2015.

Financing Activities

	First Quarter Ended
	May 2, 2014	April 27, 2013
	(amounts in thousands)
Cash flows from financing activities:
Payments of debt	$(1,534)	$(1,309)
Payments of capital lease obligation	(21)	(20)
Net cash used in financing activities	$(1,555)	$(1,329)

Net cash used in financing activities in the first quarter of fiscal 2015 and fiscal 2014 was comprised primarily of repayments of debt.

Off-Balance Sheet Arrangements

As of May 2, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as January 31, 2014 is provided in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014. During the first quarter of fiscal 2015, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases, which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the first quarter of fiscal 2015 and 2014 was $17.9 million and $15.8 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

On May 28, 2014, we entered into a new lease agreement for corporate office and warehouse space in the City of Commerce, California.  The lease expires in February 2030 and total minimum lease payments under this lease agreement will be approximately $80 million.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended May 2, 2014 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of May 2, 2014, we had variable rate borrowings of $604.2 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on May 2, 2014.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended May 2, 2014, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of May 2, 2014, the fair value of the interest rate swap was a liability of $2.7 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in any material change in our pre-tax earnings and cash flows for the three months ended May 2, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of May 2, 2014, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2015, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended May 2, 2014 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Transition Report on Form 10-K for the fiscal year ended January 31, 2014 for information regarding the most significant factors affecting our operations.  As of May 2, 2014, there have been no material changes to the Risk Factors disclosed in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014.

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

99 CENTS ONLY STORES LLC
Date: June 13, 2014	By:	/s/ Christopher Laurence
Christopher Laurence
Interim Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.