Form 10-Q
period 2014-08-01
99 CENTS ONLY STORES LLC
filed 2014-09-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2014

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

As of September 10, 2014, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 1, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$15,644	$34,842
Accounts receivable, net of allowance for doubtful accounts of $128 and $107 at August 1, 2014 and January 31, 2014, respectively	1,691	1,793
Income taxes receivable	2,794	4,498
Deferred income taxes	46,953	46,953
Inventories, net	251,800	206,244
Assets held for sale	1,680	1,680
Other	16,403	18,190

Total current assets	336,965	314,200
Property and equipment, net	529,864	485,046
Deferred financing costs, net	16,982	18,526
Intangible assets, net	463,323	466,311
Goodwill	479,745	479,745
Deposits and other assets	7,541	6,406
Total assets	$1,834,420	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$106,494	$71,057
Payroll and payroll-related	19,313	24,461
Sales tax	5,891	5,522
Other accrued expenses	39,237	36,690
Workers’ compensation	71,501	73,918
Current portion of long-term debt	6,138	6,138
Current portion of capital lease obligation	91	88
Total current liabilities	248,665	217,874
Long-term debt, net of current portion	846,817	849,252
Unfavorable lease commitments, net	9,943	11,718
Deferred rent	16,000	13,188
Deferred compensation liability	1,195	1,142
Capital lease obligation, net of current portion	150	197
Long-term deferred income taxes	171,723	171,573
Other liabilities	27,676	6,203
Total liabilities	1,322,169	1,271,147

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at August 1, 2014 and January 31, 2014	547,691	546,365
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(15,073)	(26,687)
Other comprehensive loss	(1,167)	(1,391)
Total equity	512,251	499,087
Total liabilities and equity	$1,834,420	$1,770,234

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2014	July 27, 2013	August 1, 2014	July 27, 2013

Net Sales:
99¢ Only Stores	$447,420	$420,826	$912,689	$853,247
Bargain Wholesale	10,787	12,321	23,415	25,115
Total sales Total sales	458,207	433,147	936,104	878,362
Cost of sales	310,453	290,237	631,224	598,702
Gross profit	147,754	142,910	304,880	279,660
Selling, general and administrative expenses	129,097	125,225	254,879	249,447
Operating income	18,657	17,685	50,001	30,213
Other (income) expense:
Interest income	—	(10)	—	(64)
Interest expense	15,467	14,758	30,896	29,794
Other	—	—	—	4
Total other expense, net	15,467	14,748	30,896	29,734
Income before provision for income taxes	3,190	2,937	19,105	479
Provision (benefit) for income taxes	1,151	1,067	7,491	(2,288)
Net income	$2,039	$1,870	$11,614	$2,767
Other comprehensive income, net of tax:
Unrealized (losses) gains on interest rate cash flow hedge	(68)	469	(204)	326
Less: reclassification adjustment included in net income	216	—	428	—
Other comprehensive income, net of tax	148	469	224	326

Comprehensive income	$2,187	$2,339	$11,838	$3,093

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Half Ended
	August 1, 2014	July 27, 2013

Cash flows from operating activities:
Net income	$11,614	$2,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,846	30,461
Amortization of deferred financing costs and accretion of OID	2,178	2,205
Amortization of intangible assets	894	885
Amortization of favorable/unfavorable leases, net	329	198
(Gain) loss on disposal of fixed assets	(32)	261
Loss (gain) on interest rate hedge	683	(449)
Long-lived assets impairment	—	515
Deferred income taxes	—	(27,252)
Stock-based compensation	1,402	(1,724)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	102	(187)
Inventories	(45,556)	25,206
Deposits and other assets	795	(9,545)
Accounts payable	33,663	2,925
Accrued expenses	(2,232)	(7,873)
Accrued workers’ compensation	(2,417)	1,425
Income taxes	1,704	19,245
Deferred rent	2,812	2,748
Other long-term liabilities	(3,377)	3,578
Net cash provided by operating activities	27,408	45,389

Cash flows from investing activities:
Purchases of property and equipment	(43,866)	(34,878)
Proceeds from sale of property and fixed assets	27	15
Net cash used in investing activities	(43,839)	(34,863)

Cash flows from financing activities:
Payment of debt	(3,069)	(5,948)
Payments of capital lease obligation	(44)	(41)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—
Bank overdraft.	422	—
Net cash used in financing activities	(2,767)	(5,989)

Net (decrease) increase in cash	(19,198)	4,537
Cash - beginning of period	34,842	45,053

Cash - end of period	$15,644	$49,590

Supplemental cash flow information:
Income taxes paid	$6,119	$5,719
Interest paid	$28,943	$27,989
Non-cash investing activities for purchases of property and equipment	$(1,352)	$(39)
Non-cash investing activities for construction in progress — leased facility	$24,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Transition Report on Form 10-K for the fiscal year ended January 31, 2014) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of August 1, 2014, the Company operated 350 retail stores with 248 in California, 48 in Texas, 35 in Arizona, and 19 in Nevada.  The Company is also a wholesale distributor of various products.

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

Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years. The Company’s fiscal year 2015 began on February 1, 2014 and will end on January 30, 2015 and will consist of 52 weeks. The Company’s fiscal year 2014 (“fiscal 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  The second quarter ended August 1, 2014 (the “second quarter of fiscal 2015”) was comprised of 91 days.  The period ended August 1, 2014 (the “first half of fiscal 2015”) was comprised of 182 days. As a result of the change in the Company’s fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast second quarter ended July 27, 2013 (the “second quarter of fiscal 2014”) was comprised of 91 days.  The recast period ended July 27, 2013 (the “first half of fiscal 2014”) was comprised of 182 days.

Change in Presentation of Financial Statements

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), the Company changed the presentation of its financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales. Previously, these costs were included in selling, general and administrative expenses.  Depreciation expense related to these costs, which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately.  Reclassifications of $24.4 million and $48.4 million from selling, general and administrative expense to cost of sales were made for the comparable second quarter of fiscal 2014 and first half of fiscal 2014, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $20.0 million and $9.3 million as of August 1, 2014 and January 31, 2014, respectively.  Bank overdrafts were $0.4 million as of August 1, 2014, and are reflected as a financing activity in the unaudited consolidated statements of cash flows.

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

In the recast first quarter ended April 27, 2013 (“the first quarter of fiscal 2014”), the Company revised its inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the then current management team.  As a result of this change, the Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.1 million in the first quarter of fiscal 2014.  This was a prospective change and did not have an effect on prior periods.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During each of the second quarter and first half of fiscal 2015, the Company did not record any asset impairment charges.  During the first quarter of fiscal 2014, the Company wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.

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

During each of the second quarter and first half of fiscal 2015 and 2014, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 8, “Stock-Based Compensation Plans” for further discussion of stock-based compensation.

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

In certain lease arrangements, the Company can be involved with the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in property and equipment, net and the related financing obligation in other non-current liabilities on the consolidated balance sheets.

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

Self-Insured Workers’ Compensation Liability

The Company’s self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for August 1, 2014 and January 31, 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses were $1.3 million and $1.5 million for the second quarter of fiscal 2015 and 2014, respectively.  Advertising expenses were $1.9 million and $2.9 million for the first half of fiscal 2015 and 2014, respectively.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	August 1, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	17	$2,000	$(256)	$1,744	18	$2,000	$(206)	$1,794
Bargain Wholesale customer relationships	9	20,000	(4,263)	15,737	10	20,000	(3,429)	16,571
Favorable leases	1 to 15	46,723	(10,881)	35,842	1 to 15	46,723	(8,777)	37,946
Total finite lived intangible assets		68,723	(15,400)	53,323		68,723	(12,412)	56,311
Total goodwill and other intangible assets		$958,468	$(15,400)	$943,068		$958,468	$(12,412)	$946,056

	August 1, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 16	$19,835	$(9,892)	$9,943	1 to 16	$19,835	$(8,117)	$11,718

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	August 1, 2014	January 31, 2014
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	68,709	66,911
Leasehold improvements	146,042	138,392
Fixtures and equipment	111,660	93,840
Transportation equipment	11,997	11,469
Construction in progress	82,067	42,053
Total property and equipment	671,387	603,577
Less: accumulated depreciation and amortization	(141,523)	(118,531)
Property and equipment, net	$529,864	$485,046

Construction in progress includes $24.6 million that represents the estimated fair market value of a building under a build-to-suit lease in which the Company is the deemed owner for accounting purposes. See “Note 11, “Commitments and Contingencies.”

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2014	July 27, 2013	August 1, 2014	July 27, 2013

Net income	$2,039	$1,870	$11,614	$2,767
Unrealized (loss) gain on interest rate cash flow hedge, net of tax effects of $(45), $313 $(136) and $218 for the second quarter and first half of each of fiscal 2015 and 2014, respectively	(68)	469	(204)	326
Reclassification adjustment, net of tax effects of $143, $0, $285 and $0 for the second quarter and first half of each of fiscal 2015 and 2014, respectively	216	—	428	—
Total unrealized gains , net	148	469	224	326
Total comprehensive income	$2,187	$2,339	$11,838	$3,093

Amounts in accumulated other comprehensive loss as of August 1, 2014 and January 31, 2014 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in the second quarter and first half of fiscal 2015 are presented in Note 6.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	August 1, 2014	January 31, 2014

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly, with unpaid principal and accrued interest due January 13, 2017	$—	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $6,253 and $6,886 as of August 1, 2014 and January 31, 2014, respectively	602,955	605,390
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total long-term debt	852,955	855,390
Less: current portion of long-term debt	6,138	6,138
Long-term debt, net of current portion	$846,817	$849,252

As of August 1, 2014 and January 31, 2014, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	August 1, 2014	January 31, 2014

ABL Facility	$1,504	$1,812
First Lien Term Loan Facility	6,418	7,069
Senior Notes	9,060	9,645
Total deferred financing costs, net	$16,982	$18,526

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  The Credit Facilities include (a) a first lien based revolving credit facility (as amended, the “ABL Facility”), and (b) a first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a term of seven years with a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct or indirect 100% owned subsidiaries, except for immaterial subsidiaries (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of August 1, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments)  plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

On April 4, 2012, the Company amended the terms of the First Lien Term Loan Facility (the “First Amendment”) and incurred related refinancing costs of $11.2 million.  The First Amendment, among other things, (i) decreased the applicable margin from London Interbank Offered Rate (“LIBOR”) plus 5.50% (or Base Rate plus 4.50%) to LIBOR plus 4.00% (or Base Rate plus 3.00%) and (ii) decreased the LIBOR floor from 1.50% to 1.25%.

In connection with the First Amendment and in the first quarter of fiscal 2013 ended June 30, 2012, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other related refinancing costs.  The Company recorded $0.3 million of deferred debt issuance costs and $5.9 million of OID in connection with the First Amendment.

On October 8, 2013, the Company entered into the Second Amendment, which among other things, (i) provided $100.0 million of additional term loans as described above, (ii) decreased the applicable margin from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and (iii) decreased the LIBOR floor from 1.25% to 1.00%.  The Company will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the Term Loans (approximately $1.5 million).

In connection with the Second Amendment and in the third quarter of fiscal 2014, the Company recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and other repricing costs.  The Company recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment.

In addition, the Second Amendment (i) amended certain restricted payment provisions, (ii) removed the maximum capital expenditures covenant from the agreement governing the First Lien Term Loan Facility, (iii) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013, the permitted payment amount represents the sum of (a) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (b) $20 million, and (iv) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

As of August 1, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of August 1, 2014, the amount outstanding under the First Lien Term Loan Facility was $603.0 million.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.  There was no Excess Cash Flow payment required for fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of August 1, 2014, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6, “Derivative Financial Instruments” for more information on this interest rate swap agreement.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, the Company may increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of August 1, 2014) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at August 1, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended August 1, 2014).  The Company must also pay customary letter of credit fees and agency fees.

As of August 1, 2014 and January 31, 2014, the Company had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $2.5 million and $1.0 million, respectively, and availability under the ABL Facility subject to the borrowing base, was $165.7 million as of August 1, 2014.

The ABL Facility includes restrictions on the Company’s ability and the ability of Parent and certain of the Company’s restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets or merge or consolidate with or into another company.

On October 8, 2013, the ABL Facility was amended to among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of August 1, 2014, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250.0 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities (the “Senior Notes Guarantors”).

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), the Company may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of August 1, 2014 the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2014	July 27, 2013	August 1, 2014	July 27, 2013

First lien term loan facility	$7,341	$6,543	$14,583	$13,304
ABL facility	227	225	451	446
Senior notes	6,799	6,875	13,674	13,826
Amortization of deferred financing costs and OID	1,095	1,109	2,178	2,205
Other interest expense	5	6	10	13
Interest expense	$15,467	$14,758	$30,896	$29,794

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

Fair Value

The fair value of the interest rate swap agreement is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	August 1, 2014	January 31, 2014

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,609	$1,607
Interest rate swap (included in other liabilities)	$847	$1,346
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$1,167	$1,391

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2014	July 27, 2013	August 1, 2014	July 27, 2013

Derivatives designated as cash flow hedging instruments:
Loss (gain) related to effective portion of derivative recognized in OCI	$68	$(469)	$204	$(326)
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$216	$—	$428	$—
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(60)	$322	$(132)	$452

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	August 1, 2014
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,195	$1,195	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$1,609	$—	$1,609	$—
Other long-term liabilities — interest rate swap	$847	$—	$847	$—
Other long-term liabilities — deferred compensation	$1,195	$1,195	$—	$—

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

There were no Level 3 assets or liabilities as of August 1, 2014.

The Company did not have any transfers in and out of Levels 1 and 2 during the first half of fiscal 2015.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of January 31, 2014 (in thousands):

	January 31, 2014
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$1,142	$1,142	$—	$—
LIABILITIES
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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of August 1, 2014 and January 31, 2014.

The fair value of the Senior Notes was estimated at $276.3 million, or $26.3 million greater than the carrying value, as of August 1, 2014, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of January 31, 2014, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of August 1, 2014, options for 46,441 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 23,436 of time-based employee options outstanding as of August 1, 2014.

In the second quarter of fiscal 2015, 750 options were granted that will vest subject to the Company’s and Parent’s achievement of performance hurdles.  The Company has deferred recognition of these performance-based options until it is probable that that the performance hurdles will be achieved.  The fair value of these performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

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

The Company records stock-based compensation for the time-based options in accordance with the four year vesting period.  The Company has deferred recognition of performance-based options until it is probable that that the performance hurdles will be achieved.  The time-based and performance-based options are accounted for as equity awards.  The fair value of these time-based options was estimated at the date of grant using the Black-Scholes pricing model.  The fair value of performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the second quarter and first half of fiscal 2015, the Company recorded stock-based compensation expense of $0.7 million and $1.4 million, respectively.  During the second quarter and first half of fiscal 2014, the Company recorded negative stock-based compensation expense of $(1.6) million and $(1.7) million, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the First Half Ended
	August 1, 2014	July 27, 2013
Weighted-average fair value of options granted	$502.40	$362.38
Risk free interest rate	2.18%	1.28%
Expected life (in years)	6.46	6.5
Expected stock price volatility	35.00%	35.00%
Expected dividend yield	None	None

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

The fair value of performance-based options was estimated at the date of grant using a Monte Carlo simulation method.  Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. The Company also has to assume a time horizon to when the performance conditions of the options will be met.

The following summarizes stock option activity in the first half of fiscal 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	42,910	$1,119
Granted	7,185	$1,286
Exercised	—	$—
Cancelled	(3,654)	$1,055

Outstanding at the end of the period	46,441	$1,150	7.90

Exercisable at the end of the period	5,674	$1,000	7.70

The following table summarizes the stock awards available for grant under the 2012 Plan as of August 1, 2014:

Number of Shares
Available for grant as of January 31, 2014	42,090
Authorized	—
Granted	(7,185)
Cancelled	3,654

Available for grant at August 1, 2014	38,559

9.                                      Related-Party

Parent Stock Purchase/Repurchase Agreements

In July 2014, in connection with Mr. Frank School’s resignation as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Parent, Parent purchased all of the shares of Class A Common Stock and Class B Common Stock of Parent held by the Frank Schools Living Trust and all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Schools, for an aggregate consideration of approximately $0.2 million.

In April 2014, in connection with Mr. Rick Anicetti’s service as Interim Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with From One to Many Leadership Consulting, LLC.  From One to Many Leadership Consulting, LLC is wholly owned by, and employs, Mr. Anicetti.  Pursuant to the terms of this agreement, Mr. Anicetti purchased an aggregate 354 shares of Class A Common Stock of Parent and 354 shares of Class B Common Stock of Parent for an aggregate purchase price of approximately $0.5 million.

In April 2014, in connection with Mr. Michael Fung’s service as Interim Executive Vice President and Chief Administrative Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Mr. Fung.  Pursuant to the terms of this agreement, Mr. Fung purchased an aggregate 310 shares of Class A Common Stock of Parent and 310 shares of Class B Common Stock of Parent for an aggregate purchase price of approximately $0.4 million.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of August 1, 2014 and January 31, 2014 these affiliates held approximately $1.5 million and $3.4 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first half of fiscal 2015 was a charge rate of 39.2% compared to a benefit rate of 477.7% for the first half of fiscal 2014.  The change in the effective tax rate is due to an increase in pre-tax income during the first half of fiscal 2015 and release of valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of August 1, 2014, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2009 forward.  The federal tax returns for the period ended March 27, 2010 and period ended March 31, 2012 were examined by the Internal Revenue Service resulting in no changes to the reported tax.

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

As of August 1, 2014 and January 31, 2014, the Company had recorded a liability of $71.4 million and $73.8 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of $0.1 million and less than $0.1 million, respectively, as of August 1, 2014 and January 31, 2014 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of August 1, 2014 and January 31, 2014, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Build-to-Suit Lease

On May 28, 2014, the Company entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California that expires in February 2030.  In order for the leased space to meet the Company’s operating specifications, both the landlord and the Company are making structural changes to the property, and as a result, the Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Accordingly, as of August 1, 2014, the Company recorded an asset of $24.6 million, representing the estimated fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities.

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

Sofia Wilton Barriga v. 99¢ Only Stores.   Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  Discovery has commenced and is ongoing.  A further status conference has been set for March 27, 2015, by which time the parties are required to mediate the case or explain to the Court why such mediation is not possible, including any reason(s) any party is unwilling to mediate, if applicable. Furthermore, if no motion for class certification has been filed by such date, the Court has indicated that it will set a deadline for the filing of a motion for class certification at the March 27, 2015 status conference.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

The Prosecutors can also seek civil penalties and investigation costs for the alleged instances of past non-compliance, even after corrective action is taken.  The Company believes that settlement of this matter is probable and recorded an estimated expense in the second quarter of fiscal 2015 in an amount that it does not believe is material.  If settlement discussions are not successful, the Company would not be able to predict the outcome or the amount of potential loss, if any, that it could face as a result of any litigation in this matter.

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

12.                               Assets Held for Sale

Assets held for sale as of August 1, 2014 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

13.                               Other Accrued Expenses

Other accrued expenses as of August 1, 2014 and January 31, 2014 are as follows (in thousands):

	August 1, 2014	January 31, 2014
Accrued interest	$8,214	$8,322
Accrued occupancy costs	8,763	7,500
Accrued legal reserves and fees	7,510	7,472
Accrued professional fees, outside services and advertising	4,937	3,853
Other	9,813	9,543
Total other accrued expenses	$39,237	$36,690

14.                               New Authoritative Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which is effective for fiscal years and interim periods within those years, beginning after December 15, 2013.  ASU 2013-11 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward.  The Company adopted ASU 2013-11 in the first quarter of fiscal 2015.  There is no material impact on the Company or its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal beginning after December 15, 2014, and early adoption is permitted.  The Company will adopt this standard in the first quarter of fiscal 2016 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this standard during the first quarter of fiscal 2016. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of August 1, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries, (the “Subsidiary Guarantors”), except for immaterial subsidiaries.  As of January 31, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$14,419	$1,219	$6	$—	$15,644
Accounts receivable, net	1,643	48	—	—	1,691
Income taxes receivable	2,794	—	—	—	2,794
Deferred income taxes	46,953	—	—	—	46,953
Inventories, net	219,984	31,816	—	—	251,800
Assets held for sale	1,680	—	—	—	1,680
Other	14,725	1,665	13	—	16,403
Total current assets	302,198	34,748	19	—	336,965
Property and equipment, net	466,126	63,738	—	—	529,864
Deferred financing costs, net	16,982	—	—	—	16,982
Equity investments and advances to subsidiaries	347,795	259,169	—	(606,964)	—
Intangible assets, net	460,919	2,404	—	—	463,323
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,017	524	—	—	7,541
Total assets	$2,080,782	$360,583	$19	$(606,964)	$1,834,420

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$101,721	$4,773	$—	$—	$106,494
Intercompany payable	259,171	266,156	151	(525,478)	—
Payroll and payroll-related	17,968	1,345	—	—	19,313
Sales tax	5,307	584	—	—	5,891
Other accrued expenses	35,543	3,694	—	—	39,237
Workers’ compensation	71,426	75	—	—	71,501
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital lease obligation	91	—	—	—	91
Total current liabilities	497,365	276,627	151	(525,478)	248,665
Long-term debt, net of current portion	846,817	—	—	—	846,817
Unfavorable lease commitments, net	9,721	222	—	—	9,943
Deferred rent	13,884	2,116	—	—	16,000
Deferred compensation liability	1,195	—	—	—	1,195
Capital lease obligation, net of current portion	150	—	—	—	150
Long-term deferred income taxes	171,723	—	—	—	171,723
Other liabilities	27,676	—	—	—	27,676
Total liabilities	1,568,531	278,965	151	(525,478)	1,322,169

Member’s Equity:
Member units	547,691	—	1	(1)	547,691
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(15,073)	(18,325)	(133)	18,458	(15,073)
Other comprehensive loss	(1,167)	—	—	—	(1,167)
Total equity	512,251	81,618	(132)	(81,486)	512,251
Total liabilities and equity	$2,080,782	$360,583	$19	$(606,964)	$1,834,420

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2014

(In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$33,723	$1,119	$—	$34,842
Accounts receivable, net	1,561	232	—	1,793
Income taxes receivable	4,498	—	—	4,498
Deferred income taxes	46,953	—	—	46,953
Inventories, net	177,461	28,783	—	206,244
Assets held for sale	1,680	—	—	1,680
Other	16,646	1,544	—	18,190
Total current assets	282,522	31,678	—	314,200
Property and equipment, net	421,130	63,916	—	485,046
Deferred financing costs, net	18,526	—	—	18,526
Equity investments and advances to subsidiaries	246,594	161,810	(408,404)	—
Intangible assets, net	463,771	2,540	—	466,311
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,894	512	—	6,406
Total assets	$1,918,182	$260,456	$(408,404)	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$63,620	$7,437	$—	$71,057
Intercompany payable	161,811	162,054	(323,865)	—
Payroll and payroll-related	22,718	1,743	—	24,461
Sales tax	4,992	530	—	5,522
Other accrued expenses	34,506	2,184	—	36,690
Workers’ compensation	73,822	96	—	73,918
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88
Total current liabilities	367,695	174,044	(323,865)	217,874
Long-term debt, net of current portion	849,252	—	—	849,252
Unfavorable lease commitments, net	11,335	383	—	11,718
Deferred rent	11,698	1,490	—	13,188
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	197	—	—	197
Long-term deferred income taxes	171,573	—	—	171,573
Other liabilities	6,203	—	—	6,203
Total liabilities	1,419,095	175,917	(323,865)	1,271,147

Member’s Equity:
Member units	546,365	—	—	546,365
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(26,687)	(15,404)	15,404	(26,687)
Other comprehensive loss	(1,391)	—	—	(1,391)
Total equity	499,087	84,539	(84,539)	499,087
Total liabilities and equity	$1,918,182	$260,456	$(408,404)	$1,770,234

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Second Quarter Ended August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$414,330	$43,877	$—	$—	$458,207
Cost of sales	277,293	33,160	—	—	310,453
Gross profit	137,037	10,717	—	—	147,754
Selling, general and administrative expenses	116,135	12,829	133	—	129,097
Operating income (loss)	20,902	(2,112)	(133)	—	18,657
Other (income) expense:
Interest expense	15,467	—	—	—	15,467
Equity in (earnings) loss of subsidiaries	2,245	—	—	(2,245)	—
Total other expense, net	17,712	—	—	(2,245)	15,467
Income (loss) before provision for income taxes	3,190	(2,112)	(133)	2,245	3,190
Provision for income taxes	1,151	—	—	—	1,151
Net income (loss)	$2,039	$(2,112)	$(133)	$2,245	$2,039
Comprehensive income	$2,187	$—	$—	$—	$2,187

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the First Half Ended August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$847,363	$88,741	$—	$—	$936,104
Cost of sales	564,477	66,747	—	—	631,224
Gross profit	282,886	21,994	—	—	304,880
Selling, general and administrative expenses	229,831	24,915	133	—	254,879
Operating income (loss)	53,055	(2,921)	(133)	—	50,001
Other (income) expense:
Interest expense	30,896	—	—	—	30,896
Equity in (earnings) loss of subsidiaries	3,054	—	—	(3,054)	—
Total other expense, net	33,950	—	—	(3,054)	30,896
Income (loss) before provision for income taxes	19,105	(2,921)	(133)	3,054	19,105
Provision for income taxes	7,491	—	—	—	7,491
Net income (loss)	$11,614	$(2,921)	$(133)	$3,054	$11,614
Comprehensive income	$11,838	$—	$—	$—	$11,838

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Second Quarter Ended July 27, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$395,377	$37,770	$—	$433,147
Cost of sales	263,025	27,212	—	290,237
Gross profit	132,352	10,558	—	142,910
Selling, general and administrative expenses	113,210	12,015	—	125,225
Operating income (loss)	19,142	(1,457)	—	17,685
Other (income) expense:
Interest income	(10)	—	—	(10)
Interest expense	14,758	—	—	14,758
Equity in (earnings) loss of subsidiaries	1,457	—	(1,457)	—
Total other expense, net	16,205	—	(1,457)	14,748
Income (loss) before provision for income taxes	2,937	(1,457)	1,457	2,937
Provision for income taxes	1,067	—	—	1,067
Net income (loss)	$1,870	$(1,457)	$1,457	$1,870
Comprehensive income	$2,339	$—	$—	$2,339

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the First Half Ended July 27, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$802,022	$76,340	$—	$878,362
Cost of sales	542,107	56,595	—	598,702
Gross profit	259,915	19,745	—	279,660
Selling, general and administrative expenses	225,738	23,709	—	249,447
Operating income (loss)	34,177	(3,964)	—	30,213
Other (income) expense:
Interest income	(64)	—	—	(64)
Interest expense	29,794	—	—	29,794
Other	4	—	—	4
Equity in (earnings) loss of subsidiaries	3,964	—	(3,964)	—
Total other expense, net	33,698	—	(3,964)	29,734
Income (loss) before provision for income taxes	479	(3,964)	3,964	479
Benefit for income taxes	(2,288)	—	—	(2,288)
Net income (loss)	$2,767	$(3,964)	$3,964	$2,767
Comprehensive income	$3,093	$—	$—	$3,093

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Half Ended August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$23,056	$4,347	$5	$—	$27,408

Cash flows from investing activities:
Purchases of property and equipment	(39,611)	(4,255)	—	—	(43,866)
Proceeds from sales of fixed assets	19	8	—	—	27
Investment in subsidiary	(1)	—	—	1	—
Net cash used in investing activities	(39,593)	(4,247)	—	1	(43,839)

Cash flows from financing activities:
Payment of debt	(3,069)	—	—	—	(3,069)
Payments of capital lease obligation	(44)	—	—	—	(44)
Payments to repurchase stock options of Number Holdings, Inc	(76)	—	—	—	(76)
Bank overdraft	422	—	—	—	422
Capital contributions	—	—	1	(1)	—
Net cash used in financing activities	(2,767)	—	1	(1)	(2,767)
Net (decrease) increase in cash	(19,304)	100	6	—	(19,198)
Cash — beginning of period	33,723	1,119	—	—	34,842
Cash — end of period	$14,419	$1,219	$6	$—	$15,644

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Half Ended July 27, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$42,652	$5,010	$(2,273)	$45,389

Cash flows from investing activities:
Purchases of property and equipment	(31,193)	(3,685)	—	(34,878)
Proceeds from sales of fixed assets	13	2	—	15
Net cash used in investing activities	(31,180)	(3,683)	—	(34,863)

Cash flows from financing activities:
Payment of debt	(5,948)	—	—	(5,948)
Payments of capital lease obligation	(41)	—	—	(41)
Net cash used in financing activities	(5,989)	—	—	(5,989)
Net increase in cash	5,483	1,327	(2,273)	4,537
Cash — beginning of period	44,911	142	—	45,053
Cash — end of period	$50,394	$1,469	$(2,273)	$49,590

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

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year.  Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  Our fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, will end on January 30, 2015 and will consist of 52 weeks.  Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013, ended on January 31, 2014 and consisted of 44 weeks.  The second quarter ended August 1, 2014 (the “second quarter of fiscal 2015”) was comprised of 91 days.  The period ended August 1, 2014 (the “first half of fiscal 2015”) was comprised of 182 days.  As a result of the change in our fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast second quarter ended July 27, 2013 (the “second quarter of fiscal 2014”) was comprised of 91 days.  The recast period ended July 27, 2013 (the “first half of fiscal 2014”) was comprised of 182 days.

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), we changed the presentation of our financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales. Previously, these costs were included in selling, general, and administrative expenses.  Depreciation expense related to these costs which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately on the income statement.  Reclassifications of $24.4 million and $48.4 million from selling, general and administrative expense to cost of sales were made for the comparable second quarter of fiscal 2014 and first half of fiscal 2014, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.  This change in presentation of financials was made in order to be in line with our peers in the retail industry.

In the first quarter of fiscal 2015, we modified our definition of same-store sales. Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations where the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any comparable sales analysis.  It would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months.  Under the new definition, same-store sales are sales at stores that have been opened at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, they are not part of our same-store sales calculation. This change in definition of same-store sales was made in order to be in line with our peers in the retail industry.

For the second quarter of fiscal 2015, we had net sales of $458.2 million, operating income of $18.7 million and net income of $2.0 million.  Sales increased during the second quarter of fiscal 2015 primarily due to the full quarter effect of new stores opened in fiscal 2014, the effect of seven net new stores opened in fiscal 2015 and a 0.1% increase in same-store sales.    For the first half of fiscal 2015, we had net sales of $936.1 million, operating income of $50.0 million and net income of $11.6 million.  Sales increased during the first half of fiscal 2015 primarily due to the full year effect of new stores opened in fiscal 2014 and the effect of seven net new stores opened in fiscal 2015.  This was partially offset by a 0.3% decrease in same-store sales.

During the second quarter of fiscal 2015, we opened four net new stores. In the first half of fiscal 2015, we opened seven net new stores.  In fiscal 2015, we currently intend to increase our store count by approximately 30 to 35 stores, all of which are expected to be opened in our existing markets.  We believe that our growth in the remainder of fiscal 2015 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements, such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.

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

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	August 1, 2014	% of Net Sales	July 27, 2013	% of Net Sales	August 1, 2014	% of Net Sales	July 27, 2013	% of Net Sales
Net Sales:
99¢ Only Stores	$447,420	97.6%	$420,826	97.2%	$912,689	97.5%	$853,247	97.1%
Bargain Wholesale	10,787	2.4	12,321	2.8	23,415	2.5	25,115	2.9
Total sales	458,207	100.0	433,147	100.0	936,104	100.0	878,362	100.0
Cost of sales	310,453	67.8	290,237	67.0	631,224	67.4	598,702	68.2
Gross profit	147,754	32.2	142,910	33.0	304,880	32.6	279,660	31.8
Selling, general and administrative expenses	129,097	28.2	125,225	28.9	254,879	27.2	249,447	28.4
Operating income	18,657	4.1	17,685	4.1	50,001	5.3	30,213	3.4
Other (income) expense:
Interest income	—	0.0	(10)	0.0	—	0.0	(64)	0.0
Interest expense	15,467	3.4	14,758	3.4	30,896	3.3	29,794	3.4
Other	—	0.0	—	0.0	—	0.0	4	0.0
Total other expense, net	15,467	3.4	14,748	3.4	30,896	3.3	29,734	3.4
Income before provision for income taxes	3,190	0.7	2,937	0.7	19,105	2.0	479	0.1
Provision (benefit) for income taxes	1,151	0.3	1,067	0.2	7,491	0.8	(2,288)	(0.3)
Net income	$2,039	0.4%	$1,870	0.4%	$11,614	1.2%	2,767	0.3%

Second Quarter Ended August 1, 2014 Compared to Second Quarter Ended July 27, 2013

Net sales.  Total net sales increased $25.1 million, or 5.8%, to $458.2 million in the second quarter of fiscal 2015, from $433.1 million in the second quarter of fiscal 2014.  Net retail sales increased $26.6 million, or 6.3%, to $447.4 million in the second quarter of fiscal 2015, from $420.8 million in the second quarter of fiscal 2014.  Bargain Wholesale net sales decreased by $1.5 million, or 12.5%, to $10.8 million in the second quarter of fiscal 2015, from $12.3 million in the second quarter of fiscal 2014.  The $26.6 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2014, the effect of new stores opened during first half of fiscal 2015 and a 0.1% increase in same-store sales.  The increase in retail sales was partially offset due to the effect of a closed store.

Gross profit.  Gross profit increased $4.9 million, or 3.4%, to $147.8 million in the second quarter of fiscal 2015, from $142.9 million in the second quarter of 2014.  As a percentage of net sales, overall gross margin decreased to 32.2% in the second quarter of fiscal 2015, from 33.0% in the second quarter of fiscal 2014.  Among the gross profit components, cost of products sold was flat compared to the second quarter of fiscal 2014.  Inventory shrinkage increased by 40 basis points compared to the second quarter of fiscal 2014. Gross profit in the second quarter of fiscal 2015 was negatively impacted by an increase in distribution and transportation expenses of 40 basis points primarily due to higher labor costs and increases in rent and utility expense for additional warehouse space.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $3.9 million, or 3.1%, to $129.1 million in the second quarter of fiscal 2015, from $125.2 million in the second quarter of fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% for the second quarter of fiscal 2015 from 28.9% for the second quarter of fiscal 2014.  The 70 basis point decrease in operating expenses as a percentage of net sales was primarily due to lower payroll-related expenses and outside professional service fees.  These improvements were partially offset by higher stock-based compensation expense, rent and utility expenses and higher legal costs.  Selling, general and administrative expenses were also favorably impacted by lower depreciation expense.

Operating income.  Operating income, increased $1.0 million, or 5.5%, to $18.7 million in the second quarter of fiscal 2015, from $17.7 million for the second quarter of fiscal 2014.  Operating income as a percentage of net sales remained at 4.1% in each of the second quarter of fiscal 2015 and fiscal 2014.

Interest expense.  Interest expense was $15.5 million for the second quarter of 2015 compared to interest expense of $14.8 million for the second quarter of fiscal 2014.  Interest expense was higher primarily due to realized losses on the interest rate swap agreement.

Provision for income taxes. The provision for income taxes was $1.2 million for the second quarter of fiscal 2015 compared to $1.1 million for the second quarter of fiscal 2014.  The effective income tax rate for the second quarter of fiscal 2015 was a 36.1% compared to 36.3% for the second quarter of fiscal 2014.

Net income.  As a result of the items discussed above, net income for the second quarter of fiscal 2015 increased $0.1 million, or 9.0%, to $2.0 million from $1.9 million in the second quarter of fiscal 2014.  Net income as a percentage of net sales was 0.4% for the second quarter of fiscal 2015, compared to net income of 0.4% for the second quarter of fiscal 2014.

First Half Ended April 1, 2014 Compared to First Half Ended July 27, 2013

Net sales.  Total net sales increased $57.7 million, or 6.6%, to $936.1 million in the first half of fiscal 2015, from $878.4 million in the first half of fiscal 2014.  Net retail sales increased $59.4 million, or 7.0%, to $912.7 million in the first half of fiscal 2015, from $853.2 million in the first half of fiscal 2014.  Bargain Wholesale net sales decreased by $1.7 million, or 6.8%, to $23.4 million in the first half of fiscal 2015, from $25.1 million in the first half of fiscal 2014.  The $59.4 million increase in net retail sales was primarily due to the full year effect of stores opened in fiscal 2014 and the effect of new stores opened during first half of fiscal 2015.  The increase in retail sales was partially offset by a 0.3% decrease in same-store sales primarily from lower transactions and a decrease in sales due to the effect of a closed store.

Gross profit.  Gross profit increased $25.2 million, or 9.0%, to $304.9 million in the first half of fiscal 2015, from $279.7 million in the first half of fiscal 2014.  As a percentage of net sales, overall gross margin increased to 32.6% in the first half of fiscal 2015 from 31.8% in the first half of fiscal 2014.  Among the gross profit components, cost of products sold decreased by 10 basis points compared to the first half of fiscal 2014.  Inventory shrinkage was flat compared to the first half of fiscal 2014. Gross profit in the first half of fiscal 2014 was negatively impacted by a revision to our excess and obsolescence methodology due to a change in our inventory purchasing philosophy.  As a result of this change, we increased our excess and obsolescence reserve by $9.1 million in the first quarter of fiscal 2014. Gross profit in the first half of fiscal 2015 was negatively impacted an increase in distribution and transportation expenses of 50 basis points primarily due to higher labor costs and an increase in rent expense for additional warehouse space.  The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $5.4 million, or 2.2% to $254.9 million in the first half of fiscal 2015, from $249.4 million in the first half of fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% for the first half of fiscal 2015 from 28.4% for the first half of fiscal 2014.  The 120 basis point decrease in operating expenses as a percentage of net sales was primarily due to lower payroll-related expenses and outside professional service fees.  These improvements were partially offset by higher stock-based compensation expense, rent and utility expenses and higher legal costs.  Selling, general and administrative expenses were also favorably impacted by lower depreciation expense.

Operating income.  Operating income increased $19.8 million, or 65.5% to $50.0 million for the first half of fiscal 2015 compared to $30.2 million for the first half of fiscal 2014.  Operating income as a percentage of net sales was 5.3% in the first half of fiscal 2015 compared to 3.4% in the first half of fiscal 2014.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense.  Interest expense was $30.9 million for the first half of fiscal 2015 compared to interest expense of $29.8 million for the first half of fiscal 2014.  Interest expense was higher primarily due to realized losses on the interest rate swap agreement.

Provision (benefit) for income taxes. The provision for income taxes was $7.5 million for the first half of fiscal 2015 compared to an income tax benefit of $2.3 million for the first half of fiscal 2014.  The effective income tax rate for the first half of fiscal 2015 was a provision rate of 39.2% compared to a benefit rate of 477.7% for the first half of fiscal 2014.  The change in the effective tax rate is primarily due to an increase in pre-tax income during the first half of fiscal 2015 and the release of valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014.

Net income.  As a result of the items discussed above, net income for the first half of fiscal 2015 was $11.6 million compared to net income of $2.8 million for the first half of fiscal 2014.  Net income as a percentage of net sales was 1.2% for the first half of fiscal 2015 compared to net income of 0.3% for the first half of fiscal 2014.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements. Our primary sources of liquidity are the net cash flow from operations, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, together with availability under our ABL Facility (as defined below) for at least the next 12 months.  Availability under the ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the second quarter of fiscal 2015, we held $15.6 million in cash, and our total indebtedness was $853.0 million, consisting of borrowings under the First Lien Term Loan Facility of $603.0 million and $250.0 million of our Senior Notes (as defined below).  We had up to an additional $175.0 million of available borrowings under the ABL Facility and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100.0 million of additional borrowings pursuant to incremental facilities under the ABL Facility and First Lien Term Loan Facility.  As of August 1, 2014, availability under the ABL Facility (subject to the borrowing base) was $165.7 million.  We also have, and will continue to have, significant lease obligations.  As of August 1, 2014, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2015 are $31.1 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities.  The Credit Facilities include our first lien based revolving credit facility (as amended, the “ABL Facility”), and our first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a term of seven years with a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned subsidiaries, except for immaterial subsidiaries (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of August 1, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

On April 4, 2012, we amended the terms of the First Lien Term Loan Facility (the “First Amendment”) and incurred related refinancing costs of $11.2 million.  The First Amendment, among other things, (i) decreased the applicable margin from London Interbank Offered Rate (“LIBOR”) plus 5.50% (or Base Rate plus 4.50%) to LIBOR plus 4.00% (or Base Rate plus 3.00%) and (ii) decreased the LIBOR floor from 1.50% to 1.25%.

In connection with the First Amendment and in the first quarter of fiscal 2013 ended June 30, 2012, we recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other related refinancing costs.  We recorded $0.3 million of deferred debt issuance costs and $5.9 million of OID in connection with the First Amendment.

On October 8, 2013, we entered into the Second Amendment which among other things, (i) provided $100.0 million of additional term loans as described above, (ii) decreased the applicable margin from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and (iii) decreased the LIBOR floor from 1.25% to 1.00%.  We will continue to be required to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the Term Loans (approximately $1.5 million).

In connection with the Second Amendment and in the third quarter of fiscal 2014, we recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and other repricing costs.  We recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment.

In addition, the Second Amendment (i) amended certain restricted payment provisions, (ii) removed the maximum capital expenditures covenant from the agreement governing the First Lien Term Loan Facility, (iii) modified the existing provision restricting our ability to make dividend and other payments so that from and after March 31, 2013, the permitted payment amount represents the sum of (a) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (b) $20 million, and (iv) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in our business without restriction.

As of August 1, 2014, the interest rate on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of August 1, 2014, the amount outstanding under the First Lien Term Loan Facility was $603.0 million.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.  There was no Excess Cash Flow payment required for fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of August 1, 2014, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6, “Derivative Financial Instruments” for more information on our interest rate swap agreement.

ABL Facility

The ABL Facility provides for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, we may increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of August 1, 2014) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at August 1, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended August 1, 2014).  We must also pay customary letter of credit fees and agency fees.

As of August 1, 2014 and January 31, 2014, we had no outstanding borrowings under the ABL Facility, outstanding letters of credit were $2.5 million and $1.0 million, respectively, and availability under the ABL Facility subject to the borrowing base, was $165.7 million as of August 1, 2014.

The ABL Facility includes restrictions on our ability and the ability of Parent and certain of our subsidiaries to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets or merge or consolidate with or into another company.

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of August 1, 2014, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued $250.0 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities (the “Senior Notes Guarantors”).

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), we may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.   As of August 1, 2014, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	First Half Ended
	August 1, 2014	July 27, 2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$11,614	$2,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,846	30,461
Amortization of deferred financing costs and accretion of OID	2,178	2,205
Amortization of intangible assets	894	885
Amortization of favorable/unfavorable leases, net	329	198
(Gain) loss on disposal of fixed assets	(32)	261
Loss (gain) on interest rate hedge	683	(449)
Long-lived assets impairment	—	515
Deferred income taxes	—	(27,252)
Stock-based compensation	1,402	(1,724)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	102	(187)
Inventories	(45,556)	25,206
Deposits and other assets	795	(9,545)
Accounts payable	33,663	2,925
Accrued expenses	(2,232)	(7,873)
Accrued workers’ compensation	(2,417)	1,425
Income taxes	1,704	19,245
Deferred rent	2,812	2,748
Other long-term liabilities	(3,377)	3,578
Net cash provided by operating activities	$27,408	$45,389

Cash provided by operating activities during the first half of fiscal 2015 was $27.4 million and consisted of (i) net income of $11.6 million; (ii) net income adjustments for depreciation and other non-cash items of $30.3 million; (iii) a decrease in working capital activities of $13.0 million; and (iv) a decrease in other activities of $1.5 million, primarily due to a decrease in other long-term liabilities and increase in other long-term assets, partially offset by an increase deferred rent.  The decrease in working capital activities was primarily due to increase in inventories, partially offset by increases in accounts payable.

Cash provided by operating activities during the first half of fiscal 2014 was $45.4 million and consisted of (i) net income of $2.8 million; (ii) net income adjustments for depreciation and other non-cash items of $5.1 million; (iii) an increase in working capital activities of $31.7 million; and (iv) an increase in other activities of $5.8 million, primarily due to increase in other long-term liabilities and deferred rent.  The increase in working capital activities was primarily due to decreases in inventories and income taxes receivable, which were partially offset by an increase in other assets and decrease in accrued expenses.

Investing Activities

	First Half Ended
	August 1, 2014	July 27, 2013
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(43,866)	$(34,878)
Proceeds from sale of property and fixed assets	27	15
Net cash used in investing activities	$(43,839)	$(34,863)

Capital expenditures in the first half of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $43.9 million.

Capital expenditures in the first half of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $34.9 million.

We estimate that total capital expenditures for fiscal 2015 will be approximately $95 million, comprised of approximately $75 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $20 million primarily related to information technology and supply chain infrastructure. We are finalizing our plans regarding our supply chain, which could increase our capital spend in this area for fiscal 2015.

Financing Activities

	First Half Ended
	August 1, 2014	July 27, 2013
	(amounts in thousands)
Cash flows from financing activities:
Payments of debt	$(3,069)	$(5,948)
Payments of capital lease obligation	(44)	(41)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—
Bank overdraft	422	—
Net cash used in financing activities	$(2,767)	$(5,989)

Net cash used in financing activities in the first half of fiscal 2015 and fiscal 2014 was comprised primarily of repayments of debt.

Off-Balance Sheet Arrangements

As of August 1, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as January 31, 2014 is provided in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014.  During the first half of fiscal 2015, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On May 28, 2014, we entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California.  The lease expires in February 2030 and total minimum lease payments under this lease agreement will be approximately $80 million.

Lease Commitments

We lease various facilities under operating leases, which will expire at various dates through fiscal year 2031.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the second quarter of fiscal 2015 and 2014 was $18.9 million and $15.7 million, respectively.  Rental expense charged to operations for the first half of fiscal 2015 and 2014 was $36.8 million and $31.5 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended August 1, 2014 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of August 1, 2014, we had variable rate borrowings of $603.0 million under the First Lien Term Loan Facility and no borrowings under the ABL Facility.  The maximum commitment under the ABL Facility was $175 million on August 1, 2014.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended August 1, 2014, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of August 1, 2014, the fair value of the interest rate swap was a liability of $2.5 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended August 1, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of August 1, 2014, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2015, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II             OTHER INFORMATION

Item 1.                      Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended August 1, 2014 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.             Risk Factors

Reference is made to Item 1A. Risk Factors, in the Transition Report on Form 10-K for the fiscal year ended January 31, 2014 for information regarding the most significant factors affecting our operations.  As of August 1, 2014, there have been no material changes to the Risk Factors disclosed in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014.

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

99 CENTS ONLY STORES LLC
Date: September 12, 2014	By:	/s/ Christopher Laurence
Christopher Laurence
Interim Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.