Form 10-Q
period 2014-10-31
99 CENTS ONLY STORES LLC
filed 2014-12-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 10, 2014, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of October 31, 2014 (unaudited) and January 31, 2014	4
	Consolidated Statements of Comprehensive Income (Loss) for the third quarter and first three quarters ended October 31, 2014 (unaudited) and October 26, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the first three quarters ended October 31, 2014 (unaudited) and October 26, 2013 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
	Part II — Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
	Signatures	44

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$16,237	$34,842
Accounts receivable, net of allowance for doubtful accounts of $109 and $107 at October 31, 2014 and January 31, 2014, respectively	1,661	1,793
Income taxes receivable	5,400	4,498
Deferred income taxes	48,080	46,953
Inventories, net	275,274	206,244
Assets held for sale	1,680	1,680
Other	18,070	18,190
Total current assets	366,402	314,200
Property and equipment, net	552,796	485,046
Deferred financing costs, net	16,190	18,526
Intangible assets, net	461,817	466,311
Goodwill	479,745	479,745
Deposits and other assets	7,332	6,406
Total assets	$1,884,282	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$110,654	$71,057
Payroll and payroll-related	20,479	24,461
Sales tax	7,051	5,522
Other accrued expenses	48,598	36,690
Workers’ compensation	70,552	73,918
Short-term debt and current portion of long-term debt	42,138	6,138
Current portion of capital lease obligation	93	88
Total current liabilities	299,565	217,874
Long-term debt, net of current portion	845,604	849,252
Unfavorable lease commitments, net	9,079	11,718
Deferred rent	19,591	13,188
Deferred compensation liability	725	1,142
Capital lease obligation, net of current portion	127	197
Long-term deferred income taxes	173,357	171,573
Other liabilities	27,119	6,203
Total liabilities	1,375,167	1,271,147

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at October 31, 2014 and January 31, 2014	548,305	546,365
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(18,887)	(26,687)
Other comprehensive loss	(1,103)	(1,391)

Total equity	509,115	499,087

Total liabilities and equity	$1,884,282	$1,770,234

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 31, 2014	October 26, 2013	October 31, 2014	October 26, 2013

Net Sales:
99¢ Only Stores	$467,134	$442,846	$1,379,823	$1,296,093
Bargain Wholesale	11,144	12,742	34,559	37,857
Total sales	478,278	455,588	1,414,382	1,333,950
Cost of sales	328,144	310,512	959,368	909,214
Gross profit	150,134	145,076	455,014	424,736
Selling, general and administrative expenses	140,372	132,608	395,251	382,055
Operating income	9,762	12,468	59,763	42,681

Other (income) expense:
Interest income	—	(1)	—	(65)
Interest expense	15,717	15,021	46,613	44,815
Loss on extinguishment of debt	—	4,391	—	4,391
Other	—	—	—	4
Total other expense, net	15,717	19,411	46,613	49,145
(Loss) income before provision for income taxes	(5,955)	(6,943)	13,150	(6,464)
(Benefit) provision for income taxes	(2,141)	(7,950)	5,350	(10,238)

Net (loss) income	$(3,814)	$1,007	$7,800	$3,774

Other comprehensive income, net of tax:
Unrealized losses on interest rate cash flow hedge	(176)	(426)	(380)	(100)
Less: reclassification adjustment included in net income	240	—	668	—

Other comprehensive income (loss), net of tax	64	(426)	288	(100)

Comprehensive (loss) income	$(3,750)	$581	$8,088	$3,674

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Three Quarters Ended
	October 31, 2014	October 26, 2013

Cash flows from operating activities:
Net income	$7,800	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,451	46,223
Amortization of deferred financing costs and accretion of OID	3,292	3,305
Amortization of intangible assets	1,340	1,326
Amortization of favorable/unfavorable leases, net	529	331
Loss on extinguishment of debt	—	4,391
Gain on disposal of fixed assets	(45)	(102)
Loss (gain) on interest rate hedge	1,105	(412)
Long-lived assets impairment	—	515
Excess tax benefit from share-based payment arrangements	—	(138)
Deferred income taxes	465	(30,003)
Stock-based compensation	2,016	(6,567)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	132	11
Inventories	(69,030)	32,024
Deposits and other assets	(1,051)	(4,630)
Accounts payable	34,652	12,102
Accrued expenses	9,455	7,145
Accrued workers’ compensation	(3,366)	96
Income taxes	(902)	14,036
Deferred rent	6,403	5,689
Other long-term liabilities	(4,221)	2,640

Net cash provided by operating activities	27,025	91,756

Cash flows from investing activities:
Purchases of property and equipment	(76,914)	(50,208)
Proceeds from sale of fixed assets	29	1,389

Net cash used in investing activities	(76,885)	(48,819)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	—	(19,200)
Dividend paid	—	(95,512)
Proceeds from long-term debt	—	100,000
Payments of long-term debt	(4,604)	(5,948)
Proceeds under revolving credit facility	112,500	—
Payments under revolving credit facility	(76,500)	—
Payments of debt issuance costs	—	(2,343)
Payments of capital lease obligation	(65)	(61)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	(7,781)
Excess tax benefit from share-based payment arrangements	—	138

Net cash provided by (used in) financing activities	31,255	(30,707)

Net (decrease) increase in cash	(18,605)	12,230
Cash - beginning of period	34,842	45,053

Cash - end of period	$16,237	$57,283

Supplemental cash flow information:
Income taxes paid	$6,119	$5,728
Interest paid	$36,590	$36,936
Non-cash investing activities for purchases of property and equipment	$(4,945)	$(1,665)
Non-cash investing activities for construction in progress — leased facility	$24,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Transition Report on Form 10-K for the fiscal year ended January 31, 2014) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of October 31, 2014, the Company operated 362 retail stores with 259 in California, 48 in Texas, 35 in Arizona, and 20 in Nevada.  The Company is also a wholesale distributor of various products.

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

Unless otherwise stated, references to years in this Quarterly Report on Form 10-Q relate to fiscal years rather than calendar years. The Company’s fiscal year 2015 began on February 1, 2014, will end on January 30, 2015 and will consist of 52 weeks. The Company’s fiscal year 2014 (“fiscal 2014”) began on March 31, 2013, ended on January 31, 2014 and consisted of 44 weeks.  The third quarter ended October 31, 2014 (the “third quarter of fiscal 2015”) was comprised of 91 days.  The period ended October 31, 2014 (the “first three quarters of fiscal 2015”) was comprised of 273 days. As a result of the change in the Company’s fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast third quarter ended October 26, 2013 (the “third quarter of fiscal 2014”) was comprised of 91 days.  The recast period ended October 26, 2013 (the “first three quarters of fiscal 2014”) was comprised of 273 days.

Change in Presentation of Financial Statements

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), the Company changed the presentation of its financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales. Previously, these costs were included in selling, general and administrative expenses.  Depreciation expense related to these costs, which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately.  Reclassifications of $26.7 million and $75.1 million from selling, general and administrative expense to cost of sales were made for the comparable third quarter of fiscal 2014 and first three quarters of fiscal 2014, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $18.4 million and $9.3 million as of October 31, 2014 and January 31, 2014, respectively.

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

In the recast first quarter ended April 27, 2013 (the “first quarter of fiscal 2014”), the Company revised its inventory merchandising and liquidation philosophies to significantly reduce and liquidate slow moving inventories prospectively as directed by the then current management team.  As a result of this change, the Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.1 million in the first quarter of fiscal 2014.  This was a prospective change and did not have an effect on prior periods.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets quarterly or when events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During each of the third quarter and first three quarters of fiscal 2015, the Company did not record any asset impairment charges.  During the first quarter of fiscal 2014, the Company wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.

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

During each of the third quarter and first three quarters of each of fiscal 2015 and 2014, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for October 31, 2014 and January 31, 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses were $2.2 million and $1.7 million for the third quarter of fiscal 2015 and 2014, respectively.  Advertising expenses were $4.1 million and $4.6 million for the first three quarters of fiscal 2015 and 2014, respectively.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	October 31, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	17	$2,000	$(281)	$1,719	18	$2,000	$(206)	$1,794
Bargain Wholesale customer relationships	9	20,000	(4,679)	15,321	10	20,000	(3,429)	16,571
Favorable leases	1 to 14	46,723	(11,946)	34,777	1 to 15	46,723	(8,777)	37,946
Total finite lived intangible assets		68,723	(16,906)	51,817		68,723	(12,412)	56,311
Total goodwill and other intangible assets		$958,468	$(16,906)	$941,562		$958,468	$(12,412)	$946,056

	October 31, 2014				January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 16	$19,835	$(10,756)	$9,079	1 to 16	$19,835	$(8,117)	$11,718

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	October 31, 2014	January 31, 2014
Land	$160,446	$160,446
Buildings	90,466	90,466
Buildings improvements	68,959	66,911
Leasehold improvements	156,957	138,392
Fixtures and equipment	126,698	93,840
Transportation equipment	12,272	11,469
Construction in progress	91,646	42,053

Total property and equipment	707,444	603,577
Less: accumulated depreciation and amortization	(154,648)	(118,531)

Property and equipment, net	$552,796	$485,046

Construction in progress includes $24.6 million that represents the estimated fair market value of a building under a build-to-suit lease in which the Company is the deemed owner for accounting purposes. See Note 11, “Commitments and Contingencies.”

4.                                      Comprehensive Income (Loss)

The following table sets forth the calculation of comprehensive income (loss), net of tax effects (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 31, 2014	October 26, 2013	October 31, 2014	October 26, 2013

Net (loss) income	$(3,814)	$1,007	$7,800	$3,774
Unrealized loss on interest rate cash flow hedge, net of tax effects of $(117), $(284), $(254) and $(66) for the third quarter and first three quarters of each of fiscal 2015 and 2014, respectively	(176)	(426)	(380)	(100)
Reclassification adjustment, net of tax effects of $160, $0, $445 and $0 for the third quarter and first three quarters of each of fiscal 2015 and 2014, respectively	240	—	668	—

Total unrealized gains (losses) , net	64	(426)	288	(100)

Total comprehensive (loss) income	$(3,750)	$581	$8,088	$3,674

Amounts in accumulated other comprehensive loss as of October 31, 2014 and January 31, 2014 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in the third quarter and first three quarters of each of fiscal 2015 and 2014 are presented in Note 6.

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	October 31, 2014	January 31, 2014

ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000, interest due quarterly	$36,000	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $5,931 and $6,886 as of October 31, 2014 and January 31, 2014, respectively	601,742	605,390
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total debt	887,742	855,390
Less: current portion	42,138	6,138
Long-term debt, net of current portion	$845,604	$849,252

As of October 31, 2014 and January 31, 2014, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	October 31, 2014	January 31, 2014

ABL Facility	$1,350	$1,812
First Lien Term Loan Facility	6,088	7,069
Senior Notes	8,752	9,645
Total deferred financing costs, net	$16,190	$18,526

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of October 31, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

In addition, the Second Amendment (i) amended certain restricted payment provisions, (ii) removed the maximum capital expenditures covenant from the agreement governing the First Lien Term Loan Facility, (iii) modified the existing provision restricting the Company’s ability to make dividend and other payments so that from and after March 31, 2013, the permitted payment amount represents the sum of (a) a calculation based on 50% of Consolidated Net Income (as defined in the First Lien Term Loan Facility agreement), if positive, or a deficit of 100% of Consolidated Net Income, if negative, and (b) $20.0 million, and (iv) permitted proceeds of any sale leasebacks of any assets acquired after January 13, 2012, to be reinvested in the Company’s business without restriction.

As of October 31, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 31, 2014, the amount outstanding under the First Lien Term Loan Facility was $601.7 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 31, 2014, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of October 31, 2014) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at October 31, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 31, 2014).  The Company must also pay customary letter of credit fees and agency fees.

As of October 31, 2014, borrowings under the ABL Facility were $36.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $136.5 million. As of January 31, 2014, the Company had no outstanding borrowings under the ABL Facility and outstanding letters of credit were $1.0 million.

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

On October 8, 2013, the ABL Facility was amended to among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of October 31, 2014, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 31, 2014, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 31, 2014	October 26, 2013	October 31, 2014	October 26, 2013

First lien term loan facility	$7,345	$6,893	$21,928	$20,197
ABL facility	366	224	817	670
Senior notes	6,875	6,799	20,549	20,625
Amortization of deferred financing costs and OID	1,113	1,099	3,291	3,305
Other interest expense	18	6	28	18
Interest expense	$15,717	$15,021	$46,613	$44,815

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	October 31, 2014	January 31, 2014

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,604	$1,607
Interest rate swap (included in other liabilities)	$763	$1,346
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$1,103	$1,391

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 31, 2014	October 26, 2013	October 31, 2014	October 26, 2013

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$176	$426	$380	$100
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$240	$—	$668	$—
Loss (gain) related to ineffective portion of derivative recognized in interest expense	$22	$37	$(110)	$(415)

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	October 31, 2014
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$725	$725	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$1,604	$—	$1,604	$—
Other long-term liabilities — interest rate swap	$763	$—	$763	$—
Other long-term liabilities — deferred compensation	$725	$725	$—	$—

Level 1 measurements include $0.7 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate swap agreement estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

There were no Level 3 assets or liabilities as of October 31, 2014.

The Company did not have any transfers in and out of Levels 1 and 2 during the first three quarters of fiscal 2015.

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of October 31, 2014 and January 31, 2014.

The fair value of the Senior Notes was estimated at $271.6 million, or $21.6 million greater than the carrying value, as of October 31, 2014, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of January 31, 2014, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of October 31, 2014, options for 46,175 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over a five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933(a “liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 23,170 time-based employee options outstanding as of October 31, 2014.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the third quarter and first three quarters of fiscal 2015, the Company recorded stock-based compensation expense of $0.6 million and $2.0 million, respectively.  During the third quarter and first three quarters of fiscal 2014, the Company recorded negative stock-based compensation expense of $(4.8) million and $(6.6) million, respectively.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the First Three Quarters Ended
	October 31, 2014	October 26, 2013
Weighted-average fair value of options granted	$502.35	$485.61
Risk free interest rate	2.18%	1.77%
Expected life (in years)	6.46	6.28
Expected stock price volatility	35.00%	39.12%
Expected dividend yield	None	None

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

The following summarizes stock option activity in the first three quarters of fiscal 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	42,910	$1,119
Granted	7,285	$1,286
Exercised	—	$—
Cancelled	(4,020)	$1,050

Outstanding at the end of the period	46,175	$1,151	8.60

Exercisable at the end of the period	10,691	$1,102	8.20

The following table summarizes the stock awards available for grant under the 2012 Plan as of October 31, 2014:

Number of Shares
Available for grant as of January 31, 2014	42,090
Authorized	—
Granted	(7,285)
Cancelled	4,020

Available for grant at October 31, 2014	38,825

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

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of October 31, 2014 and January 31, 2014 these affiliates held approximately $1.5 million and $3.4 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first three quarters of fiscal 2015 was a charge rate of 40.7% compared to a benefit rate of 158.4% for the first three quarters of fiscal 2014.  The change in the effective tax rate is due to an increase in pre-tax income during the first three quarters of fiscal 2015, the release of valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014 and release of valuation allowance on the California enterprise zone credit carry-forward in the third quarter of fiscal 2014.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of October 31, 2014, the Company has not accrued any interest and penalties related to uncertain tax positions.

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

As of October 31, 2014 and January 31, 2014, the Company had recorded a liability of $70.5 million and $73.8 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of $0.1 million and less than $0.1 million, respectively, as of October 31, 2014 and January 31, 2014 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of October 31, 2014 and January 31, 2014, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Build-to-Suit Lease

On May 28, 2014, the Company entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California that expires in February 2030.  In order for the leased space to meet the Company’s operating specifications, both the landlord and the Company are making structural changes to the property, and as a result, the Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Accordingly, as of October 31, 2014, the Company recorded an asset of $24.6 million, representing the estimated fair market value of the building, and a corresponding construction financing obligation, recorded as a component of other non-current liabilities.

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  The plaintiff seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint, and the Court of Appeals affirmed the trial court’s ruling.  The Company’s petition for review of the decision in the California Supreme Court was denied on January 15, 2014, and remittitur issued on January 27, 2014.  On June 27, 2013, the plaintiff entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release the plaintiff executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified the plaintiff of its position by a letter dated as of July 30, 2013, but she has yet to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On March 12, 2014, in an unrelated matter involving similar claims against a different employer, the California Supreme Court agreed to rule on several questions that will provide guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  Accordingly, on May 20, 2014, the parties stipulated to stay this matter pending the final resolution of the California Supreme Court proceeding, with the exception of the Company’s motion for judgment on the pleadings on the Cross-Complaint and Ms. Pickett’s motion for leave to substitute in a new representative plaintiff.  On September 30, 2014, the court denied the motion for judgment on the pleadings and granted the motion for leave to amend.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  Discovery has commenced and is ongoing.  A further status conference has been set for March 27, 2015, by which time the parties are required to mediate the case or explain to the Court why such mediation is not possible, including any reason(s) any party is unwilling to mediate, if applicable. Furthermore, if no motion for class certification has been filed by such date, the Court has indicated that it will set a deadline for the filing of a motion for class certification at the March 27, 2015 status conference.  The parties are currently in the process of scheduling a mediation.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

The Notices alleged non-compliance with hazardous waste, hazardous substances and hazardous material regulatory requirements imposed under California law identified during compliance inspections and required corrective actions to be taken by certain dates set forth in the Notices.  The Company believes that it properly implemented the corrective actions required by the Notices.  The Company has been cooperating with the Prosecutors in their investigation and is working with them to implement revisions to such programs.

The Prosecutors can also seek civil penalties and investigation costs for the alleged instances of past non-compliance, even after corrective action is taken.  The Company has now reached an agreement with the Prosecutors to settle this case and is currently working with them to prepare the written settlement agreement. The Company has previously recorded an estimated expense in an amount that it does not believe is material.  If settlement discussions are not successful, the Company would not be able to predict the outcome or the amount of potential loss, if any, that it could face as a result of any litigation in this matter.

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

12.                               Assets Held for Sale

Assets held for sale as of October 31, 2014 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

13.                               Other Accrued Expenses

Other accrued expenses as of October 31, 2014 and January 31, 2014 are as follows (in thousands):

	October 31, 2014	January 31, 2014
Accrued interest	$15,153	$8,322
Accrued occupancy costs	10,820	7,500
Accrued legal reserves and fees	7,745	7,472
Accrued professional fees, outside services and advertising	4,409	3,853
Other	10,471	9,543

Total other accrued expenses	$48,598	$36,690

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

As of October 31, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.  As of January 31, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

The tables in the following pages present the condensed consolidating financial information for the Company and the Subsidiary Guarantors together with consolidating entries, as of and for the periods indicated.  The subsidiaries that are not Subsidiary Guarantors are minor.  The condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had the Company, and the Subsidiary Guarantors operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$14,754	$1,450	$33	$—	$16,237
Accounts receivable, net	1,565	96	—	—	1,661
Income taxes receivable	5,400	—	—	—	5,400
Deferred income taxes	48,080	—	—	—	48,080
Inventories, net	240,319	34,955	—	—	275,274
Assets held for sale	1,680	—	—	—	1,680
Other	17,206	850	14	—	18,070

Total current assets	329,004	37,351	47	—	366,402
Property and equipment, net	488,260	64,536	—	—	552,796
Deferred financing costs, net	16,190	—	—	—	16,190
Equity investments and advances to subsidiaries	399,006	307,206	—	(706,212)	—
Intangible assets, net	459,481	2,336	—	—	461,817
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	6,843	489	—	—	7,332

Total assets	$2,178,529	$411,918	$47	$(706,212)	$1,884,282

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$106,419	$4,235	$—	$—	$110,654
Intercompany payable	307,208	320,624	271	(628,103)	—
Payroll and payroll-related	18,943	1,536	—	—	20,479
Sales tax	6,219	832	—	—	7,051
Other accrued expenses	44,639	3,959	—	—	48,598
Workers’ compensation	70,477	75	—	—	70,552
Short-term debt and current portion of long-term debt	42,138	—	—	—	42,138
Current portion of capital lease obligation	93	—	—	—	93

Total current liabilities	596,136	331,261	271	(628,103)	299,565
Long-term debt, net of current portion	845,604	—	—	—	845,604
Unfavorable lease commitments, net	8,917	162	—	—	9,079
Deferred rent	17,429	2,162	—	—	19,591
Deferred compensation liability	725	—	—	—	725
Capital lease obligation, net of current portion	127	—	—	—	127
Long-term deferred income taxes	173,357	—	—	—	173,357
Other liabilities	27,119	—	—	—	27,119

Total liabilities	1,669,414	333,585	271	(628,103)	1,375,167

Member’s Equity:
Member units	548,305	—	1	(1)	548,305
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(18,887)	(21,610)	(225)	21,835	(18,887)
Other comprehensive loss	(1,103)	—	—	—	(1,103)

Total equity	509,115	78,333	(224)	(78,109)	509,115

Total liabilities and equity	$2,178,529	$411,918	$47	$(706,212)	$1,884,282

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2014

(In thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$33,723	$1,119	$—	$34,842
Accounts receivable, net	1,561	232	—	1,793
Income taxes receivable	4,498	—	—	4,498
Deferred income taxes	46,953	—	—	46,953
Inventories, net	177,461	28,783	—	206,244
Assets held for sale	1,680	—	—	1,680
Other	16,646	1,544	—	18,190

Total current assets	282,522	31,678	—	314,200
Property and equipment, net	421,130	63,916	—	485,046
Deferred financing costs, net	18,526	—	—	18,526
Equity investments and advances to subsidiaries	246,594	161,810	(408,404)	—
Intangible assets, net	463,771	2,540	—	466,311
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,894	512	—	6,406

Total assets	$1,918,182	$260,456	$(408,404)	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$63,620	$7,437	$—	$71,057
Intercompany payable	161,811	162,054	(323,865)	—
Payroll and payroll-related	22,718	1,743	—	24,461
Sales tax	4,992	530	—	5,522
Other accrued expenses	34,506	2,184	—	36,690
Workers’ compensation	73,822	96	—	73,918
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88

Total current liabilities	367,695	174,044	(323,865)	217,874
Long-term debt, net of current portion	849,252	—	—	849,252
Unfavorable lease commitments, net	11,335	383	—	11,718
Deferred rent	11,698	1,490	—	13,188
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	197	—	—	197
Long-term deferred income taxes	171,573	—	—	171,573
Other liabilities	6,203	—	—	6,203

Total liabilities	1,419,095	175,917	(323,865)	1,271,147

Member’s Equity:
Member units	546,365	—	—	546,365
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(26,687)	(15,404)	15,404	(26,687)
Other comprehensive loss	(1,391)	—	—	(1,391)

Total equity	499,087	84,539	(84,539)	499,087

Total liabilities and equity	$1,918,182	$260,456	$(408,404)	$1,770,234

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Third Quarter Ended October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$434,121	$44,157	$—	$—	$478,278
Cost of sales	293,887	34,257	—	—	328,144

Gross profit	140,234	9,900	—	—	150,134
Selling, general and administrative expenses	127,094	13,185	93	—	140,372

Operating income (loss)	13,140	(3,285)	(93)	—	9,762
Other (income) expense:
Interest expense	15,717	—	—	—	15,717
Equity in (earnings) loss of subsidiaries	3,378	—	—	(3,378)	—

Total other expense, net	19,095	—	—	(3,378)	15,717

Loss before provision for income taxes	(5,955)	(3,285)	(93)	3,378	(5,955)
Benefit for income taxes	(2,141)	—	—	—	(2,141)

Net loss	$(3,814)	$(3,285)	$(93)	$3,378	$(3,814)

Comprehensive loss	$(3,750)	$—	$—	$—	$(3,750)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Three Quarters Ended October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,281,485	$132,897	$—	$—	$1,414,382
Cost of sales	858,364	101,004	—	—	959,368

Gross profit	423,121	31,893	—	—	455,014
Selling, general and administrative expenses	356,927	38,099	225	—	395,251

Operating income (loss)	66,194	(6,206)	(225)	—	59,763
Other (income) expense:
Interest expense	46,613	—	—	—	46,613
Equity in (earnings) loss of subsidiaries	6,431	—	—	(6,431)	—

Total other expense, net	53,044	—	—	(6,431)	46,613

Income (loss) before provision for income taxes	13,150	(6,206)	(225)	6,431	13,150
Provision for income taxes	5,350	—	—	—	5,350

Net income (loss)	$7,800	$(6,206)	$(225)	$6,431	$7,800

Comprehensive income	$8,088	$—	$—	$—	$8,088

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Third Quarter Ended October 26, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$415,284	$40,304	$—	$455,588
Cost of sales	280,219	30,293	—	310,512

Gross profit	135,065	10,011	—	145,076
Selling, general and administrative expenses	119,145	13,463	—	132,608

Operating income (loss)	15,920	(3,452)	—	12,468
Other (income) expense:
Interest income	(1)	—	—	(1)
Interest expense	15,021	—	—	15,021
Loss on extinguishment of debt	4,391	—	—	4,391
Equity in (earnings) loss of subsidiaries	3,452	—	(3,452)	—

Total other expense, net	22,863	—	(3,452)	19,411

Loss before provision for income taxes	(6,943)	(3,452)	3,452	(6,943)
Benefit for income taxes	(7,950)	—	—	(7,950)

Net income (loss)	$1,007	$(3,452)	$3,452	$1,007

Comprehensive income	$581	$—	$—	$581

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Three Quarters Ended October 26, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,217,306	$116,644	$—	$1,333,950
Cost of sales	822,326	86,888	—	909,214

Gross profit	394,980	29,756	—	424,736
Selling, general and administrative expenses	344,883	37,172	—	382,055

Operating income (loss)	50,097	(7,416)	—	42,681
Other (income) expense:
Interest income	(65)	—	—	(65)
Interest expense	44,815	—	—	44,815
Other	4	—	—	4
Loss on extinguishment of debt	4,391	—	—	4,391
Equity in (earnings) loss of subsidiaries	7,416	—	(7,416)	—

Total other expense, net	56,561	—	(7,416)	49,145

Loss before provision for income taxes	(6,464)	(7,416)	7,416	(6,464)
Benefit for income taxes	(10,238)	—	—	(10,238)

Net income (loss)	$3,774	$(7,416)	$7,416	$3,774

Comprehensive income	$3,674	$—	$—	$3,674

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$19,287	$7,706	$32	$—	$27,025

Cash flows from investing activities:
Purchases of property and equipment	(69,531)	(7,383)	—	—	(76,914)
Proceeds from sale of fixed assets	21	8	—	—	29
Investment in subsidiary	(1)	—	—	1	—

Net cash used in investing activities	(69,511)	(7,375)	—	1	(76,885)

Cash flows from financing activities:
Payments of long—term debt	(4,604)	—	—	—	(4,604)
Proceeds under revolving credit facility	112,500	—	—	—	112,500
Payments under revolving credit facility	(76,500)	—	—	—	(76,500)
Payments of capital lease obligation	(65)	—	—	—	(65)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—	—	—	(76)
Capital contributions	—	—	1	(1)	—

Net cash provided by financing activities	31,255	—	1	(1)	31,255

Net (decrease) increase in cash	(18,969)	331	33	—	(18,605)
Cash — beginning of period	33,723	1,119	—	—	34,842

Cash — end of period	$14,754	$1,450	$33	$—	$16,237

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended October 26, 2013

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$84,993	$7,092	$(329)	$91,756

Cash flows from investing activities:
Purchases of property and equipment	(43,098)	(7,110)	—	(50,208)
Proceeds from sale of fixed assets	1,385	4	—	1,389

Net cash used in investing activities	(41,713)	(7,106)	—	(48,819)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Dividend paid	(95,512)	—	—	(95,512)
Payments of long-term debt	(5,948)	—	—	(5,948)
Payments of debt issuance costs	(2,343)	—	—	(2,343)
Payments of capital lease obligation	(61)	—	—	(61)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	(7,781)
Proceeds from long-term debt	100,000	—	—	100,000
Excess tax benefit from share-based payment arrangements	138	—	—	138

Net cash used in financing activities	(30,707)	—	—	(30,707)

Net increase (decrease) in cash	12,573	(14)	(329)	12,230
Cash — beginning of period	44,911	142	—	45,053

Cash — end of period	$57,484	$128	$(329)	$57,283

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

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year.  Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  Our fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, will end on January 30, 2015 and will consist of 52 weeks.  Our fiscal year 2014 (“fiscal 2014”) began on March 31, 2013, ended on January 31, 2014 and consisted of 44 weeks.  The third quarter ended October 31, 2014 (the “third quarter of fiscal 2015”) was comprised of 91 days.  The period ended October 31, 2014 (the “first three quarters of fiscal 2015”) was comprised of 273 days.  As a result of the change in our fiscal year, the comparable interim prior year financial statements have been recast to conform to the new fiscal calendar.  The recast third quarter ended October 26, 2013 (the “third quarter of fiscal 2014”) was comprised of 91 days.  The recast period ended October 26, 2013 (the “first three quarters of fiscal 2014”) was comprised of 273 days.

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), we changed the presentation of our financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales. Previously, these costs were included in selling, general, and administrative expenses.  Depreciation expense related to these costs which was historically included in selling, general and administrative expense, is now included in cost of sales.  Also, depreciation and amortization expense included in selling, general and administrative expense will no longer be presented separately on the income statement.  Reclassifications of $26.7 million and $75.1 million from selling, general and administrative expense to cost of sales were made for the comparable third quarter of fiscal 2014 and first three quarters of fiscal 2014, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.  This change in presentation of financials was made in order to be in line with our peers in the retail industry.

In the first quarter of fiscal 2015, we modified our definition of same-store sales. Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations where the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any comparable sales analysis.  The store would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months.  Under the new definition, same-store sales are sales at stores that have been open at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, they are not part of our same-store sales calculation. This change in definition of same-store sales was made in order to be in line with our peers in the retail industry.

For the third quarter of fiscal 2015, we had net sales of $478.3 million, operating income of $9.8 million and a net loss of $3.8 million.  Sales increased during the third quarter of fiscal 2015 over the same period in fiscal 2014 primarily due to the full quarter effect of new stores opened in fiscal 2014 and the effect of 19 net new stores opened in fiscal 2015.  This was partially offset by a 0.7% decrease in same-store sales.  For the first three quarters of fiscal 2015, we had net sales of $1,414.4 million, operating income of $59.8 million and net income of $7.8 million.  Sales increased during the first three quarters of fiscal 2015 over the same period in fiscal 2014 primarily due to the full year effect of new stores opened in fiscal 2014 and the effect of 19 net new stores opened in fiscal 2015.  This was partially offset by a 0.4% decrease in same-store sales.

During the third quarter of fiscal 2015, we opened 12 net new stores. In the first three quarters of fiscal 2015, we opened 19 net new stores.  In fiscal 2015, we currently intend to increase our store count by a total of approximately 35 to 40 stores, all of which are expected to be opened in our existing markets.  We believe that our growth in the remainder of fiscal 2015 will primarily result from new store openings in our existing markets and increases in same-store sales.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements, such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include the costs of selling merchandise in stores (which include payroll and associated costs, occupancy and other store-level costs) and corporate costs (which include payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).  Selling, general and administrative expenses also include depreciation and amortization expense relating to these costs.

Other Expense (Income): Other expense (income) relates primarily to loss on extinguishment of debt, interest expense on our debt and capitalized leases.

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	October 31, 2014	% of Net Sales	October 26, 2013	% of Net Sales	October 31, 2014	% of Net Sales	October 26, 2013	% of Net Sales
Net Sales:
99¢ Only Stores	$467,134	97.7%	$442,846	97.2%	$1,379,823	97.6%	$1,296,093	97.2%
Bargain Wholesale	11,144	2.3	12,742	2.8	34,559	2.4	37,857	2.8

Total sales	478,278	100.0	455,588	100.0	1,414,382	100.0	1,333,950	100.0
Cost of sales	328,144	68.6	310,512	68.2	959,368	67.8	909,214	68.2

Gross profit	150,134	31.4	145,076	31.8	455,014	32.2	424,736	31.8
Selling, general and administrative expenses	140,372	29.3	132,608	29.1	395,251	27.9	382,055	28.6

Operating income	9,762	2.0	12,468	2.7	59,763	4.2	42,681	3.2

Other (income) expense:
Interest income	—	0.0	(1)	0.0	—	0.0	(65)	0.0
Interest expense	15,717	3.3	15,021	3.3	46,613	3.3	44,815	3.4
Loss on extinguishment of debt	—	0.0	4,391	1.0	—	0.0	4,391	0.3
Other	—	0.0	—	0.0	—	0.0	4	0.0

Total other expense, net	15,717	3.3	19,411	4.3	46,613	3.3	49,145	3.7

(Loss) income before provision for income taxes	(5,955)	(1.2)	(6,943)	(1.5)	13,150	0.9	(6,464)	(0.5)
(Benefit) provision for income taxes	(2,141)	(0.4)	(7,950)	(1.7)	5,350	0.4	(10,238)	(0.8)

Net (loss) income	$(3,814)	(0.8)%	$1,007	0.2%	$7,800	0.6%	3,774	0.3%

Third Quarter Ended October 31, 2014 Compared to Third Quarter Ended October 26, 2013

Net sales.  Total net sales increased $22.7 million, or 5.0%, to $478.3 million in the third quarter of fiscal 2015, from $455.6 million in the third quarter of fiscal 2014.  Net retail sales increased $24.3 million, or 5.5%, to $467.1 million in the third quarter of fiscal 2015, from $442.8 million in the third quarter of fiscal 2014.  Bargain Wholesale net sales decreased by $1.6 million, or 12.5%, to $11.1 million in the third quarter of fiscal 2015, from $12.7 million in the third quarter of fiscal 2014.  The $24.3 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2014 and the effect of new stores opened during first three quarters of fiscal 2015.  The increase in retail sales was partially offset by a 0.7% decrease in same-store sales primarily from lower transactions counts and the impact on sales of a closed store.

Gross profit.  Gross profit increased $5.0 million, or 3.5%, to $150.1 million in the third quarter of fiscal 2015, from $145.1 million in the third quarter of fiscal 2014.  As a percentage of net sales, overall gross margin decreased to 31.4% in the third quarter of fiscal 2015, from 31.8% in the third quarter of fiscal 2014.  Among the gross profit components, cost of products sold increased by 30 basis points, primarily due to a shift in product mix toward lower margin consumable products and promotional activities, partially offset by increased penetration of higher margin seasonal product.  Inventory shrinkage was flat compared to the third quarter of fiscal 2014. Gross profit in the third quarter of fiscal 2015 was negatively impacted by an increase in distribution and transportation expenses of 30 basis points primarily due to higher labor costs. The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $7.8 million, or 5.9%, to $140.4 million in the third quarter of fiscal 2015, from $132.6 million in the third quarter of fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses increased to 29.3% for the third quarter of fiscal 2015 from 29.1% for the third quarter of fiscal 2014.  The 20 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily due to negative stock-based compensation expense in the third quarter of fiscal 2014 (attributable to a decrease in the fair value of former executive put rights in the prior year quarter) and higher outside services expense.  This increase was partially offset by lower payroll-related expenses. Selling, general and administrative expenses were also favorably impacted by lower depreciation expense.

Operating income.  Operating income decreased $2.7 million, or 21.7%, to $9.8 million in the third quarter of fiscal 2015, from $12.5 million in the third quarter of fiscal 2014.  Operating income as a percentage of net sales was 2.0% in the third quarter of fiscal 2015 compared to 2.7% in the third quarter of fiscal 2014.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $15.7 million for the third quarter of 2015 compared to interest expense of $15.0 million for the third quarter of fiscal 2014.  Interest expense was higher primarily due to realized losses on the interest rate swap agreement. The third quarter of fiscal 2014 reflects a loss on extinguishment of debt of $4.4 million relating to amendment of the First Lien Term Loan Facility (as defined below) in October 2013.

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $2.1 million for the third quarter of fiscal 2015 compared to an income tax benefit of $8.0 million for the third quarter of fiscal 2014.  The effective income tax rate for the third quarter of fiscal 2015 was a benefit rate of 36.0% compared to a benefit rate of 114.5% for the third quarter of fiscal 2014.  The change in the effective tax rate is primarily due to the release of the valuation allowance on the California enterprise zone credit carry-forward in the third quarter of fiscal 2014.

Net income.  As a result of the items discussed above, net loss for the third quarter of fiscal 2015 was $3.8 million compared to net income of $1.0 million in the third quarter of fiscal 2014.  Net loss as a percentage of net sales was (0.8)% for the third quarter of fiscal 2015, compared to net income as a percentage of net sales of 0.2% for the third quarter of fiscal 2014.

First Three Quarters Ended October 31, 2014 Compared to First Three Quarters Ended October 26, 2013

Net sales.  Total net sales increased $80.4 million, or 6.0%, to $1,414.4 million in the first three quarters of fiscal 2015, from $1,334.0 million in the first three quarters of fiscal 2014.  Net retail sales increased $83.7 million, or 6.5%, to $1,379.8 million in the first three quarters of fiscal 2015, from $1,296.1 million in the first three quarters of fiscal 2014.  Bargain Wholesale net sales decreased by $3.3 million, or 8.7%, to $34.6 million in the first three quarters of fiscal 2015, from $37.9 million in the first three quarters of fiscal 2014.  The $83.7 million increase in net retail sales was primarily due to the full year effect of stores opened in fiscal 2014 and the effect of new stores opened during first three quarters of fiscal 2015.  The increase in retail sales was partially offset by a 0.4% decrease in same-store sales primarily from lower transaction counts and the impact on sales of a closed store.

Gross profit.  Gross profit increased $30.3 million, or 7.1%, to $455.0 million in the first three quarters of fiscal 2015, from $424.7 million in the first three quarters of fiscal 2014.  As a percentage of net sales, overall gross margin increased to 32.2% in the first three quarters of fiscal 2015 from 31.8% in the first three quarters of fiscal 2014.  Among the gross profit components, cost of products sold and inventory shrinkage were flat compared to the first three quarters of fiscal 2014.  Gross profit in the first three quarters of fiscal 2014 was negatively impacted by a revision to our excess and obsolescence methodology due to a change in our inventory purchasing philosophy.  As a result of this change, we increased our excess and obsolescence reserve by $9.1 million in the first quarter of fiscal 2014. Gross profit in the first three quarters of fiscal 2015 was negatively impacted an increase in distribution and transportation expenses of 40 basis points primarily due to higher labor costs and an increase in rent expense for additional warehouse space.  The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $13.2 million, or 3.5% to $395.3 million in the first three quarters of fiscal 2015, from $382.1 million in the first three quarters of fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 27.9% for the first three quarters of fiscal 2015 from 28.6% for the first three quarters of fiscal 2014.  The 70 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to lower payroll-related expenses.  These improvements were partially offset by higher stock-based compensation expense and rent.  Selling, general and administrative expenses were also favorably impacted by lower depreciation expense.

Operating income.  Operating income increased $17.1 million, or 40.0% to $59.8 million for the first three quarters of fiscal 2015 compared to $42.7 million for the first three quarters of fiscal 2014.  Operating income as a percentage of net sales was 4.2% in the first three quarters of fiscal 2015 compared to 3.2% in the first three quarters of fiscal 2014.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $46.6 million for the first three quarters of fiscal 2015 compared to interest expense of $44.8 million for the first three quarters of fiscal 2014.  Interest expense was higher primarily due to realized losses on the interest rate swap agreement. The first three quarters of fiscal 2014 reflect a loss on extinguishment of debt of $4.4 million relating to amendment of the First Lien Term Loan Facility (as defined below) in October 2013.

Provision (benefit) for income taxes. The provision for income taxes was $5.4 million for the first three quarters of fiscal 2015 compared to an income tax benefit of $10.2 million for the first three quarters of fiscal 2014.  The effective income tax rate for the first three quarters of fiscal 2015 was a provision rate of 40.7% compared to a benefit rate of 158.4% for the first three quarters of fiscal 2014.  The change in the effective tax rate is primarily due to an increase in pre-tax income during the first three quarters of fiscal 2015, the release of the valuation allowance on the California enterprise zone credit carry-forward in the third quarter of fiscal 2014 and the release of the valuation allowance on the Texas margin tax credit carry-forward in the first quarter of fiscal 2014.

Net income.  As a result of the items discussed above, net income for the first three quarters of fiscal 2015 was $7.8 million compared to net income of $3.8 million for the first three quarters of fiscal 2014.  Net income as a percentage of net sales was 0.6% for the first three quarters of fiscal 2015 compared to net income of 0.3% for the first three quarters of fiscal 2014.

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

As of the end of the third quarter of fiscal 2015, we held $16.2 million in cash, and our total indebtedness was $887.7 million, consisting of borrowings under the First Lien Term Loan Facility of $601.7 million, borrowings under the ABL Facility of $36.0 million and $250.0 million of our Senior Notes (as defined below).  Availability under the ABL Facility (subject to the borrowing base) was $136.5 million and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100.0 million of additional borrowings pursuant to incremental facilities under the ABL Facility and First Lien Term Loan Facility.  We also have, and will continue to have, significant lease obligations.  As of October 31, 2014, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2015 are $15.9 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of October 31, 2014), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

As of October 31, 2014, the interest rate on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 31, 2014, the amount outstanding under the First Lien Term Loan Facility was $601.7 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 31, 2014, we were in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of October 31, 2014) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at October 31, 2014), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 31, 2014).  We must also pay customary letter of credit fees and agency fees.

As of October 31, 2014, borrowings under the ABL Facility were $36.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $136.5 million. As of January 31, 2014, we had no outstanding borrowings under the ABL Facility and outstanding letters of credit of were $1.0 million.

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

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of October 31, 2014, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 31, 2014, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	First Three Quarters Ended
	October 31, 2014	October 26, 2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$7,800	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,451	46,223
Amortization of deferred financing costs and accretion of OID	3,292	3,305
Amortization of intangible assets	1,340	1,326
Amortization of favorable/unfavorable leases, net	529	331
Loss on extinguishment of debt	—	4,391
Gain on disposal of fixed assets	(45)	(102)
Loss (gain) on interest rate hedge	1,105	(412)
Long-lived assets impairment	—	515
Excess tax benefit from share-based payment arrangements	—	(138)
Deferred income taxes	465	(30,003)
Stock-based compensation	2,016	(6,567)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	132	11
Inventories	(69,030)	32,024
Deposits and other assets	(1,051)	(4,630)
Accounts payable	34,652	12,102
Accrued expenses	9,455	7,145
Accrued workers’ compensation	(3,366)	96
Income taxes	(902)	14,036
Deferred rent	6,403	5,689
Other long-term liabilities	(4,221)	2,640

Net cash provided by operating activities	$27,025	$91,756

Cash provided by operating activities during the first three quarters of fiscal 2015 was $27.0 million and consisted of (i) net income of $7.8 million; (ii) net income adjustments for depreciation and other non-cash items of $47.1 million; (iii) a decrease in working capital activities of $28.9 million; and (iv) an increase in other activities of $1.0 million, primarily due to increase deferred rent, partially offset by a decrease in other long-term liabilities and an increase in other long-term assets.  The decrease in working capital activities was primarily due to an increase in inventories, partially offset by increases in accounts payable and accrued expenses. Inventory increased as a result of several factors, including the opening of new stores,  an expansion of our seasonal merchandise programs, higher volume of purchases sourced directly from international vendors, and the “Go Taller” store remodeling program which increased shelf height (and consequently, merchandising space) across our stores.

Cash provided by operating activities during the first three quarters of fiscal 2014 was $91.8 million and consisted of (i) net income of $3.8 million; (ii) net income adjustments for depreciation and other non-cash items of $18.9 million; (iii) an increase in working capital activities of $61.7 million; and (iv) an increase in other activities of $7.4 million, primarily due to an increase in other long-term liabilities and deferred rent.  The increase in working capital activities was primarily due to decreases in inventories and income taxes receivable and increases in accounts payable and accrued expenses, which were partially offset by an increase in other current assets.

Investing Activities

	First Three Quarters Ended
	October 31, 2014	October 26, 2013
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(76,914)	$(50,208)
Proceeds from sale of fixed assets	29	1,389
Net cash used in investing activities	$(76,885)	$(48,819)

Capital expenditures in the first three quarters of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $76.9 million.

Capital expenditures in the first three quarters of fiscal 2014 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $50.2 million.

We estimate that total capital expenditures for fiscal 2015 will be approximately $100.0 million, comprised of approximately $80.0 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $20.0 million primarily related to information technology and supply chain infrastructure. We are finalizing our plans regarding our supply chain and we do not anticipate incurring significant capital expenditures in this area during fiscal 2015.

Financing Activities

	First Three Quarters Ended
	October 31, 2014	October 26, 2013
	(amounts in thousands)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	$—	$(19,200)
Dividend paid	—	(95,512)
Proceeds from long-term debt	—	100,000
Payments of long-term debt	(4,604)	(5,948)
Proceeds under revolving credit facility	112,500	—
Payments under revolving credit facility	(76,500)	—
Payment of debt issuance costs	—	(2,343)
Payments of capital lease obligation	(65)	(61)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	(7,781)
Excess tax benefit from share-based payment arrangements	—	138
Net cash provided by (used in) financing activities	$31,255	$(30,707)

Net cash provided by financing activities in the first three quarters of fiscal 2015 was comprised primarily of net borrowings under the ABL Facility, partially offset by repayments of borrowings on the First Lien Term Loan facility.

Net cash used in financing activities in the first three quarters of fiscal 2014 was comprised primarily of payments made in connection with the repurchase of stock from our former owners, partially offset by additional borrowings on the First Lien Term Loan facility.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as January 31, 2014 is provided in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014.  During the first three quarters of fiscal 2015, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On May 28, 2014, we entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California.  The lease expires in February 2030 and total minimum lease payments under this lease agreement will be approximately $80.0 million.

As of January 31, 2014, we had no outstanding borrowings under the ABL Facility.  As of October 31, 2014, borrowings under the ABL Facility were $36.0 million.

Lease Commitments

We lease various facilities under operating leases, which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the third quarter of each of fiscal 2015 and 2014 was $19.4 million and $17.1 million, respectively.  Rental expense charged to operations for the first three quarters of each of fiscal 2015 and 2014 was $56.2 million and $48.6 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended October 31, 2014 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under the Credit Facilities.  As of October 31, 2014, we had variable rate borrowings of $601.7 million under the First Lien Term Loan Facility and $36.0 million under the ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements for the quarter ended October 31, 2014, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of October 31, 2014, the fair value of the interest rate swap was a liability of $2.4 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended October 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of October 31, 2014, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2015, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended October 31, 2014 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Transition Report on Form 10-K for the fiscal year ended January 31, 2014 for information regarding the most significant factors affecting our operations.  As of October 31, 2014, there have been no material changes to the Risk Factors disclosed in our Transition Report on Form 10-K for the fiscal year ended January 31, 2014.

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

99 CENTS ONLY STORES LLC
Date: December 12, 2014	By:	/s/ Christopher Laurence
Christopher Laurence
Interim Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*                 Filed herewith.

**          Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.