Form 10-K
period 2015-01-30
99 CENTS ONLY STORES LLC
filed 2015-04-22
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2015

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

As of April 20, 2015, there were 100 units outstanding of the registrant’s membership units, none of which are publicly traded.

As used in this Annual Report on Form 10-K (this “Report”), unless the context suggests otherwise, the terms “Company,” “99 Cents,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined and described below in Item 1 “Business-Conversion to LLC”) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.

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

As described in more detail below, on January 13, 2012, we merged with Number Merger Sub, Inc. and became a subsidiary of Parent, an entity controlled by affiliates of Ares Management LLC (“Ares Management”) and Canada Pension Plan Investment Board (“CPPIB”) and certain rollover investors (the “Merger”). As a result of the Merger, the accompanying financial information is presented for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively. Our fiscal year 2015 (“fiscal 2015”) (Successor) began on February 1, 2014 and ended on January 30, 2015 and consisted of 52 weeks. Our fiscal year ended January 31, 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) (Successor) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks. Our fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks. Our fiscal year 2012 (“fiscal 2012”) is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks, for a total of 52 weeks. Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal year 2012.” Our fiscal year 2016 (“fiscal 2016”) will consist of 52 weeks beginning January 31, 2015 and ending January 29, 2016. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.

PART I

Item 1. Business

With over 30 years of operating experience, we believe, based on our industry experience, that we are a leading operator of extreme value retail stores in the southwestern United States. As of January 30, 2015, we operated 383 stores located in the states of California (277 stores), Texas (49 stores), Arizona (36 stores) and Nevada (21 stores). Our stores offer everyday consumable products and other household items as well as seasonal items that are primarily priced at 99.99¢ or less. We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise.  In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products, which we believe are generally of greater value than what consumers can find elsewhere.  We believe that our differentiated merchandise mix, combined with outstanding value, enables us to appeal to a broad consumer demographic, increases our overall customer traffic and frequency of customer visits, as well as strengthens our customer loyalty.  We believe that our stores are significantly larger than those of other U.S. publicly reporting dollar store chains, which enables us to offer a wider assortment of merchandise and provide our customers with a better shopping experience.

As of January 30, 2015, on a trailing 52-week period, our stores open for the full year averaged net sales of $5.4 million per store and $328 per estimated saleable square foot, which we believe, based on our industry experience, is the highest among U.S. publicly reporting dollar store chains.  We opened 40 net new stores during fiscal 2015, including 32 stores in California, three in Nevada, two in Arizona and three in Texas.  In fiscal 2016, we currently intend to increase our store count by approximately 30 to 40 stores, all of which are expected to be opened in our existing markets.

We also sell merchandise through our Bargain Wholesale division to retailers, distributors and exporters.  The Bargain Wholesale division complements our retail operations by exposing us to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses.  Bargain Wholesale represented 2.3% of our total sales in fiscal 2015.

Merger and Repurchase Transaction with Rollover Investors

On January 13, 2012, the Company was acquired through the Merger with Merger Sub, with the Company surviving. In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management (“Ares”) and CPPIB (together with Ares, the “Sponsors”) and, prior to the Gold-Schiffer Purchase (as defined below), the Rollover Investors (as defined below).

The total cash merger consideration paid was approximately $1.6 billion, which was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Sub in connection with debt financing consisting of (i) $535 million of funded debt provided by Royal Bank of Canada, Bank of Montreal, Deutsche Bank Trust Company Americas, City National Bank, a National Banking Association, Siemens Financial Services, Inc. and HSBC Bank USA, N.A. under (a) a $525 million first lien term loan facility (as amended, the “First Lien Term Loan Facility”), and (b) $10 million of borrowings under a $175 million first lien based revolving credit facility (as amended, the “ABL Facility” and together with the First Lien Term Loan Facility, the “Credit Facilities”) and (ii) issuance of $250 million 11% senior unsecured notes due 2019 (the “Senior Notes”).  In addition, Eric Schiffer, our former Chief Executive Officer, Jeff Gold, our former President and Chief Operating Officer, Howard Gold, our former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”) contributed approximately 4,545,451 shares of Company common stock, valued at the $22.00 per share merger consideration, to Parent, in exchange for approximately 15.73% of the outstanding common stock of Parent.  As a result of the Merger, the Company common stock was delisted from the New York Stock Exchange and we ceased to be a publicly held and traded equity company.

On October 15, 2013, Parent and the Company entered into an agreement with the Rollover Investors, pursuant to which (a) Parent repurchased (i) all of the shares of Class A Common Stock of Parent, par value $0.001 per share (“Class A Common Stock”) and Class B Common Stock of Parent, par value $0.001 per share (“Class B Common Stock”) owned by each Rollover Investor and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company. The Gold-Schiffer Purchase was completed on October 21, 2013 and funded through a combination of borrowings under the First Lien Term Loan Facility and cash on hand at the Company and Parent. In connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million. In addition, we made a payment of $7.8 million to the Rollover Investors to repurchase all options of Class A Common Stock and Class B Common Stock held by the Rollover Investors.

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

Our Competitive Strengths

Differentiated Retail Concept

We believe our stores offer consumers an extreme value shopping experience that is unique in our industry due to:

•                  Our current average store size of approximately 16,000 saleable square feet, which we believe are significantly larger than stores of other U.S. publicly reporting dollar store chains, enabling us to carry a wide assortment of consumable, general merchandise and seasonal products in a clean, attractive and comfortable shopping environment;

•                  Our large selection of food and grocery items, which is approximately 57% of gross sales, and includes many of the fresh produce, deli, dairy and refrigerated and frozen food items which we believe generally provide greater value than consumers can find elsewhere. We believe our extensive food and grocery offerings drive recurring traffic from customers who rely on us for their weekly household needs;

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

Strong Financial Performance and Compelling Unit Economics

Our store base is profitable and growing. Our stores continue to demonstrate strong revenue growth, having posted positive same-stores sales growth in each of the past ten years with same-store sales growth of 0.4% in fiscal 2015.

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

Our Business Strategy

Accelerate Our Store Growth

We opened 40 net new stores during fiscal 2015 and we currently intend to open approximately 30 to 40 stores in fiscal 2016.  We plan to continue to pursue an accelerated store growth plan in our existing markets.  We believe that this will strengthen our competitive advantage in our key geographic regions and enable us to take advantage of economies of scale in distribution and store logistics.

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

During fiscal 2015, we implemented the first step by retrofitting our existing store base to raise our shelving to 78 inches from the previous 54 inches.  We believe that this initiative has improved the customer experience by placing more products at eye level, which provides cleaner displays and creates a more appealing store appearance.

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

We are enhancing our product offering to customers through an expanded assortment of everyday consumable products that we believe will drive traffic and increase average transaction value.

In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.

Deliver Superior Key Metrics

We intend to become a more effective retailer with simplified business processes and organization.  We are in the process of upgrading our IT and supply chain infrastructure as well as building and developing our management and field operations teams.  We intend to continue to implement best practices to strengthen the operational performance of our stores. At the store level, we intend to optimize the flow of goods to and through the store. We are continuing to implement automated forecasting and replenishment systems. We also believe there are opportunities to further improve our labor scheduling and to deliver superior key metrics over time. At our warehouse and distribution facilities, we intend to continue to drive operating efficiencies through consolidating and improving our warehouse and distribution facilities, labor and logistics systems as well as drive integrated supply chain initiatives to reduce operating costs. Through our operationally focused strategies, we believe we can further improve our profitability and competitive position.  Over time, we believe that this will allow us to deliver superior results in key metrics such as sales productivity, expense leverage and overall profitability.

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

The following table sets forth certain relevant information with respect to our retail operations (dollar amounts in thousands, except percentages and sales per square footage):

	Year Ended		Ten Months Ended		Years Ended
	January 30, 2015		January 31, 2014		March 30, 2013	March 31, 2012 (e)	April 2, 2011
	(Successor)		(Successor)		(Successor)	(Pro Forma)	(Predecessor)
Net retail sales	$1,881,865	(a)	$1,486,699	(c)	$1,620,683	$1,488,094	$1,380,357	(f)
Annual net retail sales growth rate	6.8	%(a)	10.7	%(c)	8.9%	7.8%	5.0	%(f)
Store count at beginning of year	343		316		298	285	275
New stores	41		28		19	13	11
Stores closed	1		1		1	—	1
Total store count at year-end	383		343		316	298	285
Average net sales per store open the full years(g)	$5,366		$5,446	(i)	$5,327	$5,152	$4,874
Estimated store saleable square foot	6,189,669		5,607,991		5,211,483	4,948,344	4,758,432
Average net sales per estimated saleable square foot(g)	$328		$330	(i)	$321	$309	$291
Change in comparable same-store sales(h)	0.4	%(b)	3.7	%(d)	4.3%	7.3%	0.7%

(a)         For fiscal 2015, each of annual net retail sales of $1,881.9 million and the annual net retail sales growth rate of 6.8% was calculated based on the net retail sales for the 52-week period ended January 31, 2014.

(b)         Comparable same-store sales for fiscal 2015 are calculated based on the 52-week period ended January 30, 2015 as compared to the 52-week period ended January 31, 2014.

(c)          For transition fiscal 2014, net retail sales of $1,486.7 million were based on a 44-week period and the annual net retail sales growth rate of 10.7% was calculated based on the net retail sales for the 43-week period ended January 26, 2013.  See Note 2 to our Consolidated Financial Statements for the comparative Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period).

(d)         Comparable same-store sales for transition fiscal 2014 are calculated based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.

(e)          Amounts in pro forma fiscal year ended March 31, 2012 column represent the mathematical combination of the Predecessor financial data from April 3, 2011 to January 14, 2012 and the Successor financial data from January 15, 2012 to March 31, 2012 included in our Consolidated Financial Statements.

(f)           For fiscal 2011, net retail sales of $1,380.4 million were based on a 53-week period, compared to a 52-week period for the other periods presented (except for transition fiscal 2014, which was based on a 44-week period).

(g)          Stores open for 12 months.

(h)         Change in comparable same-store sales for year ended January 30, 2015 is based on stores open at least 14 months. For other periods presented change in comparable same-store sales is based on stores open at least 15 months. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

(i)             Average net sales per store and average net sales per estimated saleable square foot are based on trailing 52-week period.

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

A significant amount of our gross sales are from products available for reorder, including many branded consumable items. The mix and the specific brands of merchandise frequently changes, depending primarily upon the availability of closeout merchandise at suitable prices. A significant amount of our sales are from closeout merchandise, which we believe represents a significantly larger share of closeout merchandise than those of other U.S. publicly reporting dollars stores chains, some of whom carry few or no closeouts. We currently expect to be able to obtain sufficient name-brand closeouts, as well as re-orderable merchandise, at attractive prices. We believe that the frequent changes in specific name-brands and products found in our stores encourage impulse and larger volume purchases, result in customers shopping more frequently, and help to create a sense of urgency, fun and treasure hunt excitement.

We believe that we differentiate ourselves from traditional dollar stores by offering a wider assortment of food and grocery items, including frozen, dairy, deli and produce, which collectively account for approximately 57% of our revenue. Substantially all of our stores have free-standing fresh and refrigerated produce displays as well as built-in refrigerated and frozen food wall units. We believe that many of our customers shop at our stores weekly for their groceries and frequently shop 99¢ Only stores first before supplementing these purchases at other food stores.

Substantially all of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not historically had a significant impact on us.

Our retail sales by product category for fiscal 2015, the transition fiscal 2014 and fiscal 2013 are set forth below:

	Year Ended	Ten Months Ended	Years Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(Successor)	(Successor)	(Successor)
Product Category:
Food and grocery	57%	56%	55%
Household and housewares	13%	14%	14%
Health and beauty care	9%	9%	9%
Hardware	3%	3%	3%
Stationery and party	5%	5%	5%
Seasonal	5%	4%	5%
Other	8%	9%	9%
	100%	100%	100%

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

Marketing and Advertising.  Our marketing strategy is based on our network of locations with good visibility, effective and efficient signage, word-of-mouth publicity, a grand new store opening program and occasionally supplemental advertising.

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

We continuously seek out buying opportunities from both our existing vendors and new sources. No single vendor accounted for more than 5% of our total purchases in fiscal 2015. During fiscal 2015, we purchased merchandise from more than 999 vendors, many of which have been supplying us product for over 20 years.

A significant portion of the merchandise purchased by us in fiscal 2015 was closeout merchandise. We have developed strong relationships with many vendors and distributors who recognize that our merchandise can be moved quickly through our retail and wholesale distribution channels. Our buyers continuously search for closeout opportunities.

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

Warehousing and Distribution

An important aspect of our purchasing strategy involves our ability to warehouse and distribute merchandise quickly and with flexibility. Our warehousing and distribution facilities are strategically located next to the Long Beach, CA and Los Angeles, CA port systems, the rail yards in the City of Commerce and the major California interstate arteries. This enables quick turnaround of time-sensitive products as well as provides long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items.  Our distribution center in the Houston area has both dry and cold storage capacity, and services our Texas operations.

We utilize both our private fleet and outside carriers for our store deliveries / backhauls and vendor pick-ups. We have primarily used common carriers or owner-operators to deliver to stores outside of Southern California including our stores in Northern and Central California, Texas, Arizona and Nevada. In December 2014, we began warehouse operations in a new distribution center in the City of Commerce, California.  We believe our Texas distribution center has the capacity to support our planned growth in that region for the next several years. However, there can be no assurance that our existing warehouses will provide adequate storage space for our long-term storage needs or to support sales levels at peak seasons for all products, that high levels of opportunistic or seasonal purchases may not temporarily exceed the warehouse capacity, or that we will not make changes, including capital expenditures, to expand or otherwise modify our warehousing and distribution operations.

Our primary distribution practice is to have the majority of the merchandise delivered from our vendors to our warehouses and then shipped to our store locations.  We do, however, occasionally utilize direct store deliveries for select product categories.

Additional information pertaining to warehouse and distribution facilities is described under Item 2, “Properties.”

Information Systems

We currently operate financial, accounting, human resources, and payroll data processing using Lawson Software’s Financial and Human Resource Suites.  We also operate several proprietary supply chain systems that are tightly coupled with HighJump’s warehouse management solutions (“WMS”).  These proprietary systems include an IBM UNIX-based purchase order and inventory control system, and a store back office personal computer system.  The HighJump WMS was upgraded in fiscal 2015 and all distribution centers currently use a common system platform.

We utilize SAP’s Master Data, Price Management, Point-of-Sale barcode scanning, Sales Audit and Reporting systems to record and process retail sales.  In fiscal 2015, we implemented an automated store replenishment and forecasting solution from JustEnough for our stores in California, Nevada and Arizona.  In the beginning of fiscal 2016, we plan to migrate the majority of our procurement and financial systems to SAP, including Purchasing, Inventory Management, Order Management, Accounts Payable, General Ledger and Financial Reporting.  We plan to continue our deployment of JustEnough’s store replenishment solution and further implement its distribution center replenishment and allocation tools.  We also will be reviewing and implementing new administrative systems including workforce management, human resources and payroll for both our retail stores and corporate offices.

Competition

We face competition in both the acquisition of inventory and the sale of merchandise from other discount stores, single-price-point merchandisers, mass merchandisers, food markets, drug chains, club stores, wholesalers, and other retailers. Industry competition for acquiring closeout merchandise also includes a large number of retail and wholesale companies and individuals. In some instances, these competitors are also customers of our Bargain Wholesale division. There is increasing competition with other wholesalers and retailers, including other extreme value retailers, for the purchase of quality closeout merchandise. Some of these competitors have substantially greater financial resources and buying power than us. Our ability to compete will depend on many factors, including the success of our purchase and resale of such merchandise at lower prices than our competitors. In addition, we may face intense competition in the future from new entrants in the extreme value retail industry that could have an adverse effect on our business and results of operations.

We believe that we are able to compete effectively against other dollar stores as a result of our differentiated retail format, the larger size and more convenient location of our stores, our economies of scale in our operations and more than three decades of experience operating in the industry. For products where we compete with traditional grocery stores, such as fresh produce, deli, dairy and frozen food items, we believe that we offer greater value than our grocery competitors and our stores are often more convenient. For products where we compete with warehouse clubs and mass merchandisers, we believe we compete effectively on the basis of greater value, no membership fees, more convenient store locations and smaller, easier to navigate stores.

Employees

As of January 30, 2015, we had approximately 18,200 employees. None of our employees are party to a collective bargaining agreement and none are represented by a labor union.

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

Environmental Matters

In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials. We have several storage tanks at our distribution and warehouse facilities, including: aboveground and underground diesel storage tanks in our two City of Commerce, California distribution centers, a compressed natural gas tank at one City of Commerce, California distribution center; ammonia storage at our Southern California cold storage facility and our Texas warehouse; aboveground diesel and propane storage tanks at our Texas warehouse; an aboveground propane storage tank at our two main Southern California warehouses; and an aboveground propane storage tank at our leased Slauson distribution center in City of Commerce, California.  Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance, concerning our owned or leased real estate.

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

Additionally, our growth will place increased demands on our operational, managerial and administrative resources Also, new store openings in markets where we have existing stores may result in reduced sales volumes at those existing stores. This may lead to decline in profitability at our stores, and if we experience such a decline in financial condition and operating results as a result of such difficulties, we may slow store openings in our existing markets.

Some of our new stores may be located in areas where we have little experience or a lack of brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets. If we fail to successfully execute our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customer’s disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

We believe many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars. Any factor that could adversely affect that disposable income would decrease our customer’s spending and could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Factors that could reduce our customers’ disposable income include but are not limited to a slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, reduction and/or cessation of unemployment benefit payments, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws.

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

Our operations are concentrated in California

As of January 30, 2015, 277 of our 383 stores were located in California (with 49 stores in Texas, 36 stores in Arizona and 21 stores in Nevada). We expect that we will continue to open additional stores in as well as outside of California.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy and its legal/regulatory environment.  Declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products may negatively impact our profitability.  California has also historically enacted minimum wages that exceed federal standards (and certain of our cities have enacted “living wage” laws that exceed State minimum wage laws) and California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly. Additional local regulation in certain California jurisdictions may further pressure margins.

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

Our decision to implement a new SAP software platform could interrupt operational transactions during the implementation

We depend on a variety of information systems for our operations, many of which are proprietary, which have historically supported many of our business operations such as inventory and order management, shipping, receiving, and accounting. Because most of our information systems consist of a number of internally developed applications, it can be more difficult to upgrade or adapt them compared to commercially available software solutions. Our new SAP system became operational at the beginning of the first quarter of fiscal year 2016, but we are still currently in the process of migrating our operations from our legacy proprietary system to SAP’s enterprise resource planning software, which includes integrated financial and inventory management systems.  There are inherent risks associated with replacing and changing these core systems, including accurately capturing data and possible supply chain and vendor payment disruptions.  In addition, this process is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from this forthcoming deployment. Any operational disruptions during the course of this process, delays or deficiencies in the design and implementation of the new SAP system, or in the performance of our legacy systems could materially and adversely affect our ability to effectively run and manage our business.  Our success depends, in large part, on our ability to manage our inventory, pay our vendors and record and report financial and management information on a timely and accurate basis, which could be impaired while we are making these enhancements.   Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to fulfill orders and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in “entitlement” programs such as health insurance and paid leave programs). To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, recently enacted comprehensive healthcare reform legislation will likely cause our healthcare costs to increase. While the significant costs of the healthcare reform legislation will not occur until fiscal 2016, due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant negative effect on our business. Our ability to pass along labor costs to our customers is constrained by our low price model.

We could experience disruptions in receiving and distribution or our transportation network

Our success depends upon whether receiving and shipments are processed timely, accurately and efficiently. As we continue to grow, we may face increased or unexpected demands on warehouse operations, as well as unexpected demands on our transportation network. We distribute our products primarily by truck and rail. In addition, we rely on a variety of private fleet and common carriers for our store deliveries/backhauls and vendor pick-ups, and we route our products through various world ports, with the greatest reliance on California ports. In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains. The very nature of our closeout business makes it uniquely susceptible to periodic interruptions and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases. Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores. We periodically evaluate new warehouse distribution and merchandising systems and could experience interruptions during implementations of new facilities and systems. A fire, earthquake, or other disaster at our warehouses could also hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products. We also face the possibility of reduced availability of trucks or rail cars due to adverse weather conditions, allocation of assets to other industries or geographies or otherwise, which could disrupt our receiving, processing, and shipment of merchandise.

In addition, our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and work stoppages, severe weather conditions, natural disasters and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business. A severe and prolonged disruption to ocean freight transportation, such as the disruption to California port operations which began in calendar year 2014 and is continuing into calendar year 2015 due to a port workers’ union dispute, has already caused, and may continue to cause delays in delivery of merchandise to our stores and in-stock inventory availability. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Reduced product availability may diminish sales and brand loyalty. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We purchase in large volumes and our inventory is highly concentrated

To obtain inventory at attractive prices, we take advantage of large volume purchases and closeouts. As a result, we carry high inventory levels relative to our sales and from time to time this can result in overcrowding in our warehouses and place stress on our distribution operations as well as the back rooms of our retail stores. This can also result in inventory shrinkage due to spoilage if merchandise cannot be sold in the anticipated timeframes. Our store and warehouse inventory, net of allowance, approximated $296.0 million and $206.2 million at January 30, 2015 and January 31, 2014, respectively. We periodically review the net realizable value of our inventory and make adjustments to our carrying value when appropriate. The current carrying value of inventory reflects our belief that we will realize the net values recorded on the balance sheet. However, we may not do so, and if we do not, this may result in overcrowding and supply chain difficulties. If we sell large portions of inventory at amounts less than their carrying value or if we write down or otherwise dispose of a significant part of inventory, cost of sales, gross profit, operating income, and net income could decline significantly during the period in which such event or events occur. Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.  In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.  If we cannot sell these items above 99.99¢ in the volumes that we expect this could further exacerbate the foregoing risks.

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

We face risks associated with international sales and purchases

International sales historically have not been important to our overall net sales. However, some of the inventory we purchase from domestic vendors is manufactured outside the United States, primarily China and we expect to directly source an increasing portion of our products from outside of the United States.  Because we expect a larger percentage of our merchandise to be manufactured or sourced abroad, we will be required to order these products further in advance than would be the case if these products were manufactured domestically.  International transactions may be subject to risks such as:

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

•                  disruptions in the global transportation network, such as raw material shortages, factory consolidations, work stoppages, strikes or shutdowns of major ports or airports, or other political or labor unrest;

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

Disruptions due to labor stoppages, strikes or slowdowns, shutdowns or major port or airport or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales.  Prolonged disruptions could also materially increase our labor costs both during and following the disruption.  Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.  For example, the costs of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China.

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

We have potential risks regarding our store physical inventories and our inventory replenishment and forecasting systems

We maintain a perpetual inventory system in our warehouses, and follow a cycle count program that is adhered to over the course of each year in order to ensure that inventories are accurately reported.  We do not maintain a perpetual inventory system in our retail stores. Physical inventory counts are completed at each of the Company’s retail stores at least once a year by an outside inventory service company.  Based on the results of annual inventory counts, we have made adjustments to inventory estimates, which at times have been significant. We are in the process of implementing an SAP system throughout the Company, including all retail stores, which we anticipate will be completed during fiscal 2016. Our failure to adequately reserve for shrinkage and excess and obsolete inventory or otherwise to not continue to improve our inventory processes and procedures could have a materially adverse effect on our store physical inventory results, shrinkage and margins. This in turn could materially affect our ability to timely complete our financial reporting obligations and our financial condition and results or operations.

Also, our success depends in part on management’s ability to effectively anticipate and respond to changing consumer preferences, product trends and store inventory needs and its ability to translate these preferences, trends and needs into marketable product offerings in advance of the actual time of sale to the customer. Even if we are successful in anticipating consumer demands, we must continue to be able to develop and introduce innovative, high-quality products in order to sustain consumer demand.

There can be no assurance that we will be able to successfully anticipate changing consumer preferences, product trends, store inventory needs or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast these needs, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability.

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

We are dependent on key management individuals and the loss of any of these key individuals could curtail our growth and adversely affect our business.

We depend on a limited number of key management personnel, including our executive management team.  Losing the services of any or a significant number of such individuals could result in a loss of management continuity and institutional knowledge and thus adversely affect our business.  Other personnel may not have the experience and expertise to readily replace these individuals.  As a result, our board of directors may have to search outside of the Company for qualified replacements. This search may be prolonged, and we cannot provide assurance that we would be able to locate and hire qualified replacements. We do not maintain key person insurance on any of our executives or key management personnel. Further, the market for qualified executive candidates, with the right talent and competencies, is highly competitive, and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees may adversely affect our ability to conduct operations in accordance with the standards that we have set.

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

•                  the amount and timing of operating costs and capital expenditures relating to the growth of the business and our ability to uniformly capture such costs; and

•                  the timing of certain holidays, such as Easter and Halloween. For example, during fiscal 2013 there were two Easter selling seasons that occurred in early April 2012 and in late March 2013, compared to no Easter selling season in transition fiscal 2014.

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

We face risks related to protection of data related to our employees, customers, vendors and other parties

As part of our normal business activities, we collect and store sensitive personal information, related to our employees, customers, vendors and other parties. We have certain procedures and technology in place to protect such data, but third parties may have the technology or know-how to breach the security of this information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

We need to comply with credit and debit card security regulations

As a merchant who processes credit and debit card payments from customers, we are required to comply with the Payment Card Industry Data Security Standards and other requirements imposed on us for the protection and security of our customers’ credit and debit card information. If we are unable to remain compliant with these requirements, our business and operations could be adversely affected because we could incur significant fines or penalties from payment card companies or we could be prevented in the future from accepting customer payments by means of a credit or debit card. We also may need to expend significant management and financial resources to become or remain compliant with these requirements, which could divert these resources from other initiatives and adversely impact our results of operations, financial condition, business and prospects.

We may be adversely impacted if our security measures fail

Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective or perceived by consumers to be inadequate. We primarily rely on security and authentication technology that we license from other parties. With this technology, we perform real-time credit card authorization and verification with our banks and we are subject to the customer privacy standards of credit card companies and various consumer protection laws. We cannot predict whether there will be a compromise or breach of the technology we use to protect our customers’ personal information. If there is a compromise or breach of this nature, there is the potential that parties could seek damages from us, and we could lose the confidence of customers or be subject to lawsuits or significant fines or penalties from credit card companies or regulatory agencies.

Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches.

We are subject to environmental regulations

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances. These laws and regulations often impose liability without regard to fault. In the future, we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our distribution and warehouse facilities, including: aboveground and underground diesel storage tanks in our two City of Commerce, California distribution centers, a compressed natural gas tank at one City of Commerce, California distribution center; ammonia storage at our Southern California cold storage facility and our Texas warehouse; aboveground diesel and propane storage tanks at our Texas warehouse; an aboveground propane storage tank at our two main Southern California warehouses; and an aboveground propane storage tank at our leased Slauson distribution center in City of Commerce, California. Except as disclosed in Item 3. Legal Matters, we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance.  We could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities. In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations. We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

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

The Financial Accounting Standards Board (“FASB”) is focusing on several broad-based convergence projects. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under generally accepted accounting principles in the United States (“GAAP”) in FASB Accounting Standards Codification 840, “Leases.” In May 2013, the FASB issued a new exposure draft. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The proposed new accounting pronouncement, if ultimately adopted in its proposed form, could result in significant changes to our current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as proposed may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as proposed, certain incurrence ratios and other provisions under the Indenture (as defined below) and under the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under GAAP as so amended.

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

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities

Our total indebtedness, as of January 30, 2015, was $907.5 million, consisting of borrowings under our First Lien Term Facility of $600.5 million, $57.0 million under our ABL Facility and $250.0 million of Senior Notes. We have additional availability under our ABL Facility subject to the borrowing base of $115.5 million and, subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility.

We also have, and will continue to have, significant lease obligations. As of January 30, 2015, our minimum annual rental obligations under long-term operating leases for fiscal 2016 are $70.6 million.

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

We and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The Indenture and our Credit Facilities each contain restrictions on the incurrence of additional indebtedness. However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. We have additional availability under our ABL Facility subject to the borrowing base of $115.5 million. Subject to certain limitations and the satisfaction of certain conditions, we are also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Facility. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Indenture and our Credit Facilities or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 30, 2015, we owned 73 stores and leased 310 of our 383 store locations. Additionally, as of January 30, 2015, we owned five parcels of land for potential store sites.

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

The following table sets forth, as of January 30, 2015, information relating to the calendar year expiration dates for our current store leases:

Calendar Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Options
2015	5	2
2016-2018	108	10
2019-2021	80	16
2022-2026	114	46
2027-thereafter	3	236

We own our main distribution center and executive office facility, located in the City of Commerce, California. We also own an additional warehouse nearly adjacent to our main distribution facility. We also own a cold storage distribution center and lease additional warehouse facilities located near the City of Commerce, California. In April 2013, we entered into a 15-year lease (expiring in December 2028) for a cold warehouse facility located in Los Angeles, California to provide us with additional cold warehousing capacity.  In May 2014, we entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California that expires in February 2030.

We own a distribution center in the Houston area to service our Texas operations.

As our needs change, we may relocate, expand, and/or otherwise increase or decrease the size and/or costs of our distribution or warehouse facilities.

Item 3. Legal Proceedings

Information for this item is included in Note 10 to our Consolidated Financial Statements included in this Report, and incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Subsequent to the Merger, our membership units are privately held and there is no established public trading market for such units.

Dividends

On October 21, 2013, in connection with the Gold-Schiffer Purchase, we made a distribution to Parent of $95.5 million. See Note 9 to our Consolidated Financial Statements for more information on the Gold-Schiffer Purchase. This amount was permitted through amendment of our First Lien Term Loan Facility. See Note 6 to our Consolidated Financial Statements for information on restrictions under the instruments governing our indebtedness on our ability to make dividends and other similar payments.

We do not expect to make any dividends, distributions or other similar payments to Parent in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of January 30, 2015 (Successor) and January 31, 2014 (Successor) and for the year ended January 30, 2015 (Successor), ten months ended January 31, 2014 (Successor) and for the year ended March 30, 2013 (Successor), have been derived from our Consolidated Financial Statements and notes thereto included in this Report. The selected consolidated financial data as of March 30, 2013 (Successor), March 31, 2012 (Successor) and April 2, 2011 (Predecessor), and for the periods January 15, 2012 to March 31, 2012 (Successor), and April 3, 2011 to January 14, 2012 (Predecessor) and year ended April 2, 2011 (Predecessor) (as adjusted for the change in the presentation of financial statements discussed below) have been derived from our audited consolidated financial statements which are not included in this Report.

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), we changed the presentation of our financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales. Previously, these costs were included in selling, general and administrative expenses.  Depreciation expense related to these costs, which was historically included in selling, general and administrative expense, is also now included in cost of sales.  Also, depreciation and amortization expense previously included in selling, general and administrative expense is no longer presented separately.  Reclassifications of $87.0 million, $88.8 million, $17.6 million, $58.6 million and $70.7 million from selling, general and administrative expense to cost of sales were made for the ten months ended January 31, 2014, for the year ended March 30, 2013, for the periods January 15, 2012 to March 31, 2012, and April 3, 2011 to January 14, 2012 and year ended April 2, 2011, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.  This change in presentation of financial statements was made in order to be in line with our peers in the retail industry.

The Successor fiscal year ended January 30, 2015 is comprised of 52 weeks. The Successor period for the ten months ended January 31, 2014 is comprised of 44 weeks.  The Successor fiscal year ended March 30, 2013 is comprised of 52 weeks. The Successor period January 15, 2012 to March 31, 2012 contains 11 weeks.  The Predecessor period April 3, 2012 to January 14, 2012 contains 41 weeks. The Predecessor fiscal year ended on April 2, 2011 is comprised of 53 weeks.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.  The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in this Report.

	Year Ended	Ten Months Ended	Year Ended	For the Periods		Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013	January 15, 2012 to March 31, 2012	April 3, 2011 to January 14, 2012	April 2, 2011
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(Amounts in thousands, except operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,881,865	$1,486,699	$1,620,683	$329,361	$1,158,733	$1,380,357
Bargain Wholesale	45,084	42,044	47,968	9,555	34,047	43,521
Total sales	1,926,949	1,528,743	1,668,651	338,916	1,192,780	1,423,878

Cost of sales	1,308,849	1,033,077	1,117,051	221,727	769,555	913,500
Gross profit	618,100	495,666	551,600	117,189	423,225	510,378

Selling, general and administrative expenses	546,259	481,449	493,316	104,260	339,438	392,895
Operating income	71,841	14,217	58,284	12,929	83,787	117,483

Other expense (income), net	62,734	55,195	77,282	16,119	340	(741)

Income (loss) before provision for income taxes	9,107	(40,978)	(18,998)	(3,190)	83,447	118,224
Provision (benefit) for income taxes	3,605	(28,493)	(10,089)	2,103	33,699	43,916
Net income (loss)	$5,502	$(12,485)	$(8,909)	$(5,293)	$49,748	$74,308

Company Operating Data:
Sales Growth:
99¢ Only Stores	N/A	N/A	8.9%	N/A	N/A	5.0%
Bargain Wholesale	N/A	N/A	10.0%	N/A	N/A	6.3%
Total sales	N/A	N/A	8.9%	N/A	N/A	5.1%

Gross margin	32.1%	32.4%	33.1%	34.6%	35.5%	35.8%
Operating margin	3.7%	0.9%	3.5%	3.8%	7.0%	8.3%
Net income (loss)	0.3%	(0.8)%	(0.5)%	(1.6)%	4.2%	5.2%

	January 30, 2015		January 31, 2014		March 30, 2013		March 31, 2012	April 2, 2011
	(Successor)		(Successor)		(Successor)		(Successor)	(Predecessor)
	(Amounts in thousands, except operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	383		343		316		298	285
Change in comparable same-store sales	0.4	%(b)	3.7	%(c)	4.3	%(c)	N/A	0.7	%(c)
Average net sales per store open the full year	$5,366		$5,446		$5,327		N/A	$4,874
Average net sales per estimated saleable square foot (d)	$328		$330		$321		N/A	$291
Estimated saleable square footage at year end	6,189,669		5,607,991		5,211,483		4,948,344	4,758,432

Balance Sheet Data:
Working capital	$94,529		$96,326		$152,362		$153,541	$323,314
Total assets	$1,929,166		$1,770,234		$1,757,237		$1,768,041	$824,215
Capital and financing lease obligation, including current portion	$25,061		$285		$354		$431	$448
Long-term debt, including current portion	$907,533		$855,390		$758,325		$763,601	$—
Total member’s/shareholders’ equity	$507,752		$499,087		$638,970		$630,767	$681,549

(a)         Includes retail operating data solely for our 99¢ Only stores. For comparability purposes, average net sales per store and average net sales per estimated saleable square foot are based on a trailing 52-week period for all periods presented. Comparable same-store sales is based on a comparable 52-week period for all periods presented, except for the ten months ended January 31, 2014, which is based on a comparable 43-week period of the prior year.

(b)         Change in comparable same-store sales compares net sales for all stores open at least 14 months.

(c)          Change in comparable same-store sales compares net sales for all stores open at least 15 months.

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

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year. Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  Fiscal 2015 thus consisted of 52 weeks beginning February 1, 2014 and ending January 30, 2015. Our fiscal year 2014 consisted of 44 weeks and transition fiscal 2014 and the fourth interim period of transition fiscal 2014 ended on January 31, 2014.  Fiscal 2013 began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks. Fiscal year 2016 will consist of 52 weeks beginning January 31, 2015 and ending January 29, 2016.

For comparability purposes, same-store sales for transition fiscal 2014 are based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.  Annual same-store sales for all other periods presented are based on the comparable 52-week period.  For comparability purposes, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Report are based on trailing 52-week period, ended January 30, 2015 for fiscal 2015, ended on January 25, 2014 for transition fiscal 2014 and ended on March 30, 2013 for fiscal 2013.

In the first quarter of fiscal 2015, we changed the presentation of our financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in our cost of sales. Previously, these costs were included in selling, general, and administrative expenses.  Depreciation expense related to these costs which was historically included in selling, general and administrative expense, is now also included in cost of sales.  Also, depreciation and amortization expense previously included in selling, general and administrative expense is no longer presented separately on the income statement.  Reclassifications of $87.0 million and $88.8 million from selling, general and administrative expense to cost of sales were made for the ten months ended January 31, 2014 and for the year ended March 30, 2013, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.  This change in presentation of financials was made in order to be in line with our peers in the retail industry.

In the first quarter of fiscal 2015, we modified our definition of same-store sales. Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations in which the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any same-store sales analysis. A store would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months. Under the new definition, same-store sales are sales at stores that have been open at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, such sales are not part of our same-store sales calculation. This change in definition of same-store sales was a prospective change and was made in order to be in line with our peers in the retail industry.

During fiscal 2015, we had net sales of $1,926.9 million, operating income of $71.8 million and net income of $5.5 million.  Same-store sales in fiscal 2015 increased by 0.4%.  Average sales per store open at least 12 months, on a trailing 52-week period, were $5.4 million in fiscal 2015 compared to $5.4 million in transition fiscal 2014.  Average net sales per estimated saleable square foot (computed for stores open at least 12 months) on a trailing 52-week period were $328 per square foot for fiscal 2015 compared to $330 per square foot for transition fiscal 2014. Existing stores at January 30, 2015 averaged approximately 16,000 saleable square feet.

In fiscal 2015, we continued to expand our store base by opening 40 net new stores. Of these newly opened stores, 32 stores are located in California, three in Nevada, two in Arizona, and three in Texas.  In fiscal 2016, we currently intend to increase our store count by approximately 30 to 40 stores, all of which are expected to be opened in our existing markets. We believe that our near term growth in fiscal 2016 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

We believe that the following items represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation.  Inventories are valued at the lower of cost or market. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage, as well as excess and obsolete inventory are also recorded. Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period. Such estimates are based on experience and the most recent physical inventory results. Physical inventory counts are taken at each of our retail stores at least once a year by an outside inventory service company.  We perform inventory cycle counts at our warehouses throughout the year.  We also perform inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may have a material effect on the reported gross margin for the period.

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

In the fourth quarter of fiscal 2015, we recorded a charge for additional inventory shrinkage based upon the results of annual physical inventory counts completed during the quarter. This resulted in a net charge to cost of sales and a corresponding reduction in inventory of approximately $10.0 million, which was primarily related to the implementation of certain strategic initiatives, including the “Go Taller” store remodeling program.

Considerable management judgment is necessary to estimate these inventory valuation reserves. As an indicator of the sensitivity of this estimate, a 10% increase in our estimates of expected losses from shrinkage and the excess and obsolete inventory provision at January 30, 2015, would have increased these reserves by approximately $1.3 million and $0.4 million, respectively, and decreased pre-tax income in fiscal 2015 by the same amounts.

In order to obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other similar purchase opportunities. Consequently, our inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  Our inventory was $296.0 million as of January 30, 2015 and $206.2 million as of January 31, 2014.

Long-lived asset impairment We assess the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner we use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends. On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2015, we wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.1 million.  During transition fiscal 2014, we did not record any long-lived asset impairment charges.  During fiscal 2013, we wrote down the carrying value of a held for sale property to estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.  We have not made any material changes to our long-lived asset impairment methodology during fiscal 2015.

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

Indefinite-lived intangible assets, such as the 99¢ trademark and goodwill, are not subject to amortization. We assess the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in January. If the recorded carrying value of an intangible asset exceeds our estimated fair value, we record a charge to write the intangible asset down to its fair value.

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

During the fourth quarter of fiscal 2015, we completed step one of our goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  Additionally, during the fourth quarter of fiscal 2015, we completed our annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the 99¢ trademark exceeded the carrying amount of the trademark. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles.  We use historical financial information, internal plans and projections, and industry information in making such estimates.  However, because the new basis of accounting established at the Merger date set the book values of goodwill and intangibles equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and commodity costs) and discount rates, could result in impairment losses. In our fiscal 2015 impairment test, both our retail reporting unit and our wholesale reporting unit had excess fair value over the book value of net assets that was substantial. Our 99¢ trademark fair value also exceeded the book value in fiscal 2015.

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

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2015 and a 10% change in legal reserves would not be material to our consolidated financial position or results of operations.

Self-insured workers’ compensation liability.  We self-insure for workers’ compensation claims in California and Texas. We have established a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims. Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. We do not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing our workers’ compensation liability.  As a result of the increase in severity of open claims, we significantly increased our workers’ compensation liability reserves in transition fiscal 2014. As an indicator of the sensitivity of this estimate, at January 30, 2015, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $7.0 million and decreased fiscal 2015 pre-tax income by the same amount.

Self-insured health insurance liability.  We self-insure for a portion of our employee medical benefit claims.  The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program.  At January 30, 2015, a 10% change in self-insurance liability would not have been material to our consolidated financial position or results of operations.

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

In certain lease arrangements, we can be involved with the construction of the building. If it is determined that we have substantially all of the risks of ownership during construction of the leased property and therefore are deemed to be the owner of the construction project, we record an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in property and equipment, net and the related financing obligation as part of current and non-current liabilities.  Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, we amortize the obligation over the lease term and depreciate the asset over the life of the lease. We do not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and interest expense.

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

Tax Valuation Allowances and Contingencies.  We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and tax basis of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We had approximately $129.1 million of net deferred tax liabilities as of January 30, 2015, which was comprised of approximately $95.4 million of net deferred tax assets and $224.5 million of deferred tax liabilities. We had approximately $124.6 million of net deferred tax liabilities as of January 31, 2014, which was comprised of approximately $102.4 million of net deferred tax assets and $227.0 million of deferred tax liabilities.  Management evaluated the available evidence in assessing our ability to realize the benefits of our deferred tax assets at January 30, 2015 and concluded it is more likely than not that we will realize all of our deferred tax assets.  Significant management judgment is required in accounting for income tax contingencies as the outcomes are often difficult to predict.  There are no uncertain tax positions at January 30, 2015.

Share-Based Compensation.  Subsequent to the Merger, Parent issued options to acquire shares of common stock of our Parent to certain of our executive officers and employees. We account for stock-based payment awards based on their fair values.  Stock options have a term of ten years.  For awards classified as equity, we estimate the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  Assumptions utilized to value options include estimating the fair value of Parent’s common stock (which is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of Parent’s stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the expected dividend yield of Parent’s common stock. Other factors involving judgments that affect the expensing of share-based payments include estimated forfeiture rates of stock-based awards.  All of the options that we have granted to our executive officers and employees (with the exception of options granted to Rollover Investors that contained no repurchase rights and options granted to our current chief executive officer and certain directors that contain less restrictive repurchase rights) give the Parent repurchase rights as described in more detail in Note 11 to the Consolidated Financial Statements. In accordance with accounting guidance, we have not recorded any stock-based compensation expense for these grants.  For all other time-based options, the value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods, which is generally a vesting term of five years.  As described in more detail in Note 11 to the Consolidated Financial Statements, certain former executive put rights that were previously outstanding were classified as equity awards and revalued using a binomial model at each reporting period with changes in fair value recognized as stock-based compensation expense.  As further described in Note 11 to the Consolidated Financial Statements, we have also granted options that will vest only upon achievement of certain performance hurdles.  These options were valued using a Monte Carlo simulation method.  Compensation expense associated with these options will not be recognized until it is probable that the performance hurdles will be achieved.

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

Cost of Sales:  Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached. In addition, we analyze our inventory levels and related cash discounts received to arrive at a value for cash discounts to be included in the inventory balance.

Selling, General, and Administrative Expenses:  Selling, general and administrative expenses include the costs of selling merchandise in stores (which include payroll and associated costs, occupancy and other store-level costs) and corporate costs (which include payroll and associated costs, occupancy, advertising, professional fees and other corporate administrative costs).  Selling, general and administrative expenses also include depreciation and amortization expense relating to these costs.

Other Expense (Income):  Other expense (income) relates primarily to loss on extinguishment of debt, interest expense on our debt, capitalized and financing leases.

The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The year ended January 30, 2015 consists of 52 weeks. The ten months ended January 31, 2014 consists of 44 weeks.  The year ended March 30, 2013 consists of 52 weeks (the percentages may not add up due to rounding):

	Year Ended		Ten Months Ended		Year Ended
	January 30, 2015	% of Net Sales	January 31, 2014	% of Net Sales	March 30, 2013	% of Net Sales
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,881,865	97.7%	$1,486,699	97.2%	$1,620,683	97.1%
Bargain Wholesale	45,084	2.3	42,044	2.8	47,968	2.9
Total sales	1,926,949	100.0	1,528,743	100.0	1,668,651	100.0

Cost of sales	1,308,849	67.9	1,033,077	67.6	1,117,051	66.9
Gross profit	618,100	32.1	495,666	32.4	551,600	33.1

Selling, general and administrative expenses	546,259	28.3	481,449	31.5	493,316	29.6

Operating income	71,841	3.7	14,217	0.9	58,284	3.5

Other (income) expense:
Interest income	—	0.0	(16)	0.0	(342)	0.0
Interest expense	62,734	3.3	50,820	3.3	60,898	3.6
Loss on extinguishment of debt	—	0.0	4,391	0.3	16,346	1.0
Other	—	0.0	—	0.0	380	0.0

Other expenses, net	62,734	3.3	55,195	3.6	77,282	4.6

Income (loss) before provision for income taxes	9,107	0.5	(40,978)	(2.7)	(18,998)	(1.1)
Provision (benefit) for income taxes	3,605	0.2	(28,493)	(1.9)	(10,089)	(0.6)
Net income (loss)	$5,502	0.3	$(12,485)	(0.8)	$(8,909)	(0.5)%

Fiscal Year Ended January 30, 2015 (52 Weeks) Compared to Ten Months Ended January 31, 2014 (44 Weeks)

Net sales.  Total net sales increased $398.2 million, or 26.0%, to $1,926.9 million in fiscal 2015, a 52-week period, from $1,528.7 million in transition fiscal 2014, a 44-week period. The increase in total net sales was primarily due to the fact that there were eight more weeks in fiscal 2015 as compared to transition fiscal 2014. Net retail sales increased $395.2 million, or 26.6%, to $1,881.9 million in fiscal 2015 from $1,486.7 million in transition fiscal 2014.  Bargain Wholesale net sales increased by approximately $3.0 million, or 7.2%, to $45.1 million in fiscal 2015 from $42.0 million in transition fiscal 2014.  Net retail sales for stores that were open at least 14 months in fiscal 2015 were $1,737.3 million, representing a 0.4% increase in same-store sales over a comparable 52-week period of the prior year.  The 0.4% increase in same-store sales was from higher average ticket. The full year effect of new stores opened in transition fiscal 2014 was $94.8 million and the effect of new stores opened in fiscal 2015 was $43.4 million.

During fiscal 2015, we added 40 net new stores: 32 in California, two in Arizona, three in Nevada and three in Texas. At the end of fiscal 2015, we had 383 stores compared to 343 stores at the end of transition fiscal 2014. Gross retail square footage as of January 30, 2015 and January 31, 2014 was 7.89 million and 7.14 million, respectively.  For 99¢ Only stores open all of fiscal 2015, the average net sales per estimated saleable square foot was $5.4 million per store and $328 per estimated saleable square foot.

Gross profit.  Gross profit was $618.1 million in fiscal 2015 compared to $495.7 million in transition fiscal 2014.  As a percentage of net sales, overall gross margin decreased to 32.1% in fiscal 2015, from 32.4% in transition fiscal 2014. Among the gross profit components, cost of products sold decreased by 10 basis points compared to transition fiscal 2014. Inventory shrinkage increased 60 basis points compared to transition fiscal 2014 (as described in Note 1 to the Consolidated Financial Statements). Gross profit in transition fiscal 2014 was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million representing 60 basis points in the third quarter of transition fiscal 2014 (also as described in Note 1 to the Consolidated Financial Statements). Gross profit in fiscal 2015 was negatively impacted by an increase in distribution and transportation expenses of 40 basis points primarily due to higher labor costs as well as the addition of an incremental warehouse facility for part of fiscal 2015. The remaining change was due to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $546.3 million in fiscal 2015 compared to $481.4 million in transition fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for fiscal 2015 from 31.5% for transition fiscal 2014.  The 320 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in workers’ compensation accrual of $38.4 million, representing 250 basis points in transition fiscal 2014 (as described in Note 10 to the Consolidated Financial Statements) and to lower payroll-related and legal expenses in fiscal 2015. These improvements were partially offset by higher stock-based compensation expense of $2.8 million in fiscal 2015 compared to negative stock-based compensation expense of $4.8 million in transition fiscal 2014 (attributable to a decrease in the fair value of former executive put rights, as described in Note 11 to the Consolidated Financial Statements) and higher rent as percentage of net sales in fiscal 2015. Selling, general and administrative expenses were also favorably impacted by lower depreciation expense as a percentage of net sales.

Operating income. Operating income was $71.8 million for fiscal 2015 compared to operating income of $14.2 million for transition fiscal 2014.  Operating income as a percentage of net sales was 3.7% in fiscal 2015 compared to 0.9% in transition fiscal 2014.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt. Interest expense was $62.7 million in fiscal 2015 compared to $50.8 million in transition fiscal 2014, primarily due to the fact that there were eight more weeks in fiscal 2015.  Transition fiscal 2014 reflects a loss on extinguishment of debt was $4.4 million, relating to amendments to the First Lien Term Loan Facility in October 2013.

Provision (benefit) for income taxes.  The provision for income taxes was $3.6 million in fiscal 2015 compared to a benefit of $28.5 million in in transition fiscal 2014, primarily due to pre-tax income in fiscal 2015 compared to a pre-tax loss in transition fiscal 2014. The effective tax rate for fiscal 2015 was 39.6% compared to an effective tax rate of (69.5)% for transition fiscal 2014.  The effective combined federal and state income tax rates for fiscal 2015 differ from the statutory rates primarily due to the non-deductibility of certain costs.  The effective combined federal and state income tax rates for transition fiscal 2014 differ from the statutory rates due to the benefit of federal hiring credits, the release of valuation allowance on the California enterprise zone credit carry-forward and other discrete items recognized during transition fiscal 2014 (as described in Note 5 to the Consolidated Financial Statements).

Net income.  As a result of the items discussed above, net income for fiscal 2015 was $5.5 million compared to a net loss of $12.5 million for transition fiscal 2014. Net income as a percentage of net sales was 0.3% in fiscal 2015 compared to net loss as a percentage of sales of (0.8)% in transition fiscal 2014.

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

Gross profit.  Gross profit was $495.7 million in transition fiscal 2014 compared to $551.6 million in fiscal 2013.  As a percentage of net sales, overall gross margin decreased to 32.4% in transition fiscal 2014, from 33.1% in fiscal 2013.  Among the gross profit components, cost of products sold decreased by 10 basis points compared to fiscal 2013, primarily attributable to a shift in the product mix toward lower margin merchandise.  Gross profit was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million in the third quarter of transition fiscal 2014, representing 60 basis points (as described in Note 1 to our Consolidated Financial Statements), compared to a $9.1 million inventory reserve in fiscal 2013, representing 60 basis points. Gross profit in transition fiscal 2014 was negatively impacted by an increase in distribution and transportation expenses of 40 basis points primarily due to higher labor costs and increases in rent expense for additional warehouse space. The remaining change was due to other less significant items included in cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses were $481.4 million in transition fiscal 2014 compared to $493.3 million in fiscal 2013.  As a percentage of net sales, selling, general and administrative expenses increased to 31.5% for transition fiscal 2014 from 29.6% for fiscal 2013. The 190 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in workers’ compensation accrual of $38.4 million, representing 250 basis points in transition fiscal 2014 (as described in Note 10 to the Consolidated Financial Statements) and to higher legal and outside service fees in transition fiscal 2014.  This increase in selling, general and administrative expenses as a percentage of sales was partially offset by lower stock-based compensation expense attributable to a decrease in the fair value of former executive put rights, that resulted in a negative stock-based compensation expense of $4.8 million in transition fiscal 2014, compared to an expense of $18.4 million for fiscal 2013. In fiscal 2013, we recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for three executive officers and one employee who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive officers’ put rights) (see Note 11 to the Consolidated Financial Statements).  Additionally, the increase as a percentage of sales was partially offset by higher payroll-related severance charges of $10.2 million in fiscal 2013 compared to restructuring charges of $4.4 million in transition fiscal 2014 related to a third quarter of transition fiscal 2014 reduction in force.

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

(Benefit) provision for income taxes.  The provision for income taxes was a benefit of $28.5 million in transition fiscal 2014 compared to a benefit of $10.1 million in fiscal 2013, due to pre-tax losses in both periods. The effective tax rate for transition fiscal 2014 was (69.5)% compared to an effective tax rate of (53.1)% for fiscal 2013.  The effective combined federal and state income tax rates for transition fiscal 2014 differ from the statutory rates due to the benefit of federal hiring credits, the release of valuation allowance on the California enterprise zone credit carry-forward and other discrete items recognized during the transition fiscal 2014 (as described in Note 5 to the Consolidated Financial Statements).  The effective combined federal and state income tax rates for fiscal 2013 differ from the statutory rates due to the release of valuation allowance on the Texas margin tax credit carry-forward and benefit of federal hiring credits.

Net loss.  As a result of the items discussed above, net loss for transition fiscal 2014 was $12.5 million compared to a net loss of $8.9 million in fiscal 2013.  Net loss as a percentage of net sales was (0.8)% in transition fiscal 2014 compared to net loss as a percentage of sales of (0.5)% in fiscal 2013.

Effects of Inflation

During fiscal 2015, transition fiscal 2014 and fiscal 2013, inflation did not have a material impact on our overall operations.  Increases in various costs due to future inflation may impact our operating results to the extent that such increases cannot be passed along to our customers.  See Item 1A, “Risk Factors—Risks Related to Our Business—Inflation may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.”

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

As of January 30, 2015, we held $12.5 million in cash, and our total indebtedness was $907.5 million, consisting of borrowings under our First Lien Term Loan Facility of $600.5 million, borrowings under the ABL Facility of $57.0 million and $250.0 million of our Senior Notes.  Availability under the ABL Facility (subject to the borrowing base) was $115.5 million and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100 million of additional borrowings under incremental facilities in our ABL Facility and First Lien Term Loan Facility.  We also have, and will continue to have, significant lease obligations.  As of January 31, 2014, our minimum annual rental obligations under long-term operating leases for fiscal 2015 are $70.6 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include our ABL Facility and our First Lien Term Loan Facility.

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on January 13, 2012 (the “Original Closing Date”) and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a term of seven years with a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned subsidiaries, except for immaterial subsidiaries (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of January 30, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

In connection with the First Amendment and in the first quarter of fiscal 2013 ended June 30, 2012, we recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other related refinancing costs.  We recorded $0.3 million of deferred debt issuance costs and $5.9 million of OID in connection with the First Amendment in fiscal 2013.

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

In connection with the Second Amendment and in the third quarter of transition fiscal 2014, we recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and other repricing costs.  We recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment in transition fiscal 2014.

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

As of January 30, 2015 and January 31, 2014, the interest rate on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 30, 2015 and January 31, 2014, the amount outstanding under the First Lien Term Loan Facility was $600.5 million and $605.4 million, respectively.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013.  There was no Excess Cash Flow payment required for fiscal 2015 and transition fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, our subsidiary 99 Cents Only Stores Texas Inc. (“99 Cents Texas”) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of January 30, 2015, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 7 to our Consolidated Financial Statements for more information on our interest rate swap agreement.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of January 30, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at January 30, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 30, 2015 and January 31, 2014).  We must also pay customary letter of credit fees and agency fees. The weighted average interest rate for borrowings under the ABL Facility was 1.99% as of January 30, 2015.

As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million. As of January 31, 2014, we had no outstanding borrowings under the ABL Facility and outstanding letters of credit of were $1.0 million.

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

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of January 30, 2015, we were in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued the Senior Notes that mature on December 15, 2019.  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities (the “Senior Notes Guarantors”).

Pursuant to the terms of the Indenture, we may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 30, 2015, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(52 Weeks)	(44 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income (loss)	$5,502	$(12,485)	$(8,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53,911	52,467	56,810
Amortization of deferred financing costs and accretion of OID	4,344	3,681	4,229
Amortization of intangible assets	1,787	1,500	1,767
Amortization of favorable/unfavorable leases, net	735	438	182
Loss on extinguishment of debt	—	4,391	16,346
(Gain) loss on disposal of fixed assets	(84)	(357)	895
(Gain) loss on interest rate hedge	1,504	(92)	592
Long-lived assets impairment	149	—	515
Excess tax benefit from share-based payment arrangements	—	(138)	—
Deferred income taxes	4,212	(28,999)	(32,800)
Stock-based compensation	2,846	(4,766)	18,387

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(161)	58	1,321
Inventories	(89,796)	(4,643)	5,811
Deposits and other assets	(2,258)	(3,049)	(7,163)
Accounts payable	52,530	20,653	6,458
Accrued expenses	7,586	12,682	1,700
Accrued workers’ compensation	(3,427)	34,420	474
Income taxes	(6,413)	(529)	6,339
Deferred rent	10,105	8,365	4,025
Other long-term liabilities	(4,801)	(2,673)	4,445

Net cash provided by operating activities	38,271	80,924	81,424

Cash provided by operating activities in fiscal 2015 was $38.3 million and consisted of (i) net income of $5.5 million; (ii) net income adjustments for depreciation and other non-cash items of $69.4 million; (iii) a decrease in working capital activities of $40.5 million; and (iv) an increase in other activities of $3.9 million, primarily due to increase in deferred rent, partially offset by a decrease in other long-term liabilities, and an increase in other long-term assets.  The decrease in working capital activities was primarily due to an increase in inventories and income taxes receivable, partially offset by increases in accounts payable and accrued expenses. Inventory increased as a result of several factors, including the opening of new stores, an expansion of our seasonal merchandise programs, higher volume of purchases sourced directly from international vendors, and the “Go Taller” store remodeling program which increased shelf height (and consequently, merchandising space) across our stores.

Cash provided by operating activities in transition fiscal 2014 was $80.9 million and consisted of (i) net loss of $12.5 million; (ii) net loss adjustments for depreciation and other non-cash items of $28.1 million; (iii) an increase in working capital activities of $60.8 million; and (iv) an increase in other activities of $4.5 million, primarily due to an increase in deferred rent partially offset by a decrease other long-term liabilities, and an increase in other long-term assets.  The increase in working capital activities was primarily due to increases in accrued workers’ compensation, accrued expenses and accounts payable, which were partially offset by an increase in inventories.

Cash provided by operating activities in fiscal 2013 was $81.4 million and consisted of (i) net loss of $8.9 million; (ii) net loss adjustments for depreciation and other non-cash items of $66.9 million; (iii) an increase in working capital activities of $16.5 million; and (iv) an increase in other activities of $6.9 million, primarily due to an increase in deferred rent and other long-term liabilities and a decrease in other long-term assets.  The increase in working capital activities was primarily due to decreases in inventories and income taxes receivable as well as increases in accounts payable and accrued expenses, which were partially offset by an increase in other current assets.

Investing Activities

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(52 weeks)	(44 Weeks)	(52 Weeks)

Cash flows from investing activities:
Purchases of property and equipment	$(111,387)	$(62,090)	$(62,494)
Proceeds from sale of fixed assets	39	1,473	12,064
Purchases of investments	—	—	(1,996)
Proceeds from sale of investments	—	—	5,256

Net cash used in investing activities	$(111,348)	$(60,617)	$(47,170)

Capital expenditures in fiscal 2015 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects, totaling $111.4 million.

Capital expenditures in transition fiscal 2014 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects, totaling $62.1 million.

Capital expenditures in fiscal 2013 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects, totaling $62.5 million. Property purchases in fiscal 2013 included the acquisition for $13.5 million of a 1.6 acre site with two adjacent buildings and parking lots.  The site is in a high visibility commercial area of west Los Angeles, California that we plan to develop into one of our stores. Proceeds from sale of fixed assets primarily relate to sale-leaseback transactions and the sale of a held for sale warehouse.  In fiscal 2013, we also completed the liquidation of our investment portfolio.

We estimate that total capital expenditures over the next twelve months will be approximately $85 million, comprised of approximately $70 million for leasehold improvements and fixtures and equipment for new and existing stores, approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We expect to fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions. We are also finalizing our long-term plans regarding our supply chain, which could increase our capital spend in this area over the next 12 to 24 months.

Financing Activities

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(52 Weeks)	(44 Weeks)	(52 Weeks)
Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	—	(19,200)	—
Dividend paid	—	(95,512)	—
Proceeds from long-term debt	—	100,000	—
Payments of long-term debt	(6,138)	(6,174)	(5,237)
Proceeds under revolving credit facility	305,500	—	—
Payments under revolving credit facility	(248,500)	—	—
Payments of debt issuance costs	—	(2,343)	(11,230)
Payments of capital lease obligation	(88)	(69)	(77)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	(7,781)	—
Excess tax benefit from share-based payment arrangements	—	138	—

Net cash provided by (used in) financing activities	50,698	(30,941)	(16,544)

Net cash provided by financing activities in fiscal 2015 was comprised primarily of net borrowings under the ABL Facility, partially offset by repayments of borrowings on the First Lien Term Loan facility.

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

Off-Balance Sheet Arrangements

As of January 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of January 30, 2015.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$913,139	$6,138	$69,276	$837,725	$—
Interest payments (a)	251,881	58,212	111,146	82,523	—
Capital lease obligations (b)	213	106	107	—	—
Financing lease obligations (b)	42,306	91	4,194	4,511	33,510
Operating lease obligations	459,830	70,554	119,075	93,630	176,571
Purchase obligations (c)	6,483	3,163	2,040	1,280	—
Deferred compensation liability	724	—	—	—	724

Total	$1,674,576	$138,264	$305,838	$1,019,669	$210,805

(a)         Includes interest expense on fixed and variable debt. Variable debt interest expense based on amended First Lien Term Loan Facility Agreement; see Note 6 to our Consolidated Financial Statements.

(b)         Includes capital and financing lease obligations and related interest.

(c)          Purchase obligations include legally binding agreements that primarily consist of construction contracts of new stores, and purchases and service commitment for logistics and store operations.  Amounts committed under open purchase orders for merchandise are not included if cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We do not have any liabilities related to uncertain tax positions as of January 30, 2015.  See Note 5 to our Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and one location classified as a financing lease), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index. Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance. Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2015 were approximately $85.5 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in transition fiscal 2014 were approximately $60.8 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2013 were approximately $63.0 million.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options. See “Item 2. Properties.”  The large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

As of January 30, 2015 and January 31, 2014, we did not have any variable interest entities.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 1 to our Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding amounts under our Credit Facilities.  As of January 30, 2015, we had variable rate borrowings of $600.5 million under our First Lien Term Loan Facility and $57.0 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 6 to our Consolidated Financial Statements.

We may manage interest rate risk through the use of interest swap agreements or interest cap agreements to limit the effect of interest rate fluctuations from time to time. During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of January 30, 2015, the fair value of the interest rate swap was a liability of $2.2 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding as of January 30, 2015 and January 31, 2014, respectively, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase of our pre-tax loss and a decrease in cash flows of approximately $0.8 million for fiscal 2015 and $0.2 million for the transition fiscal year ended January 31, 2014.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99 Cents Only Stores LLC

Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of January 30, 2015 and January 31, 2014	44
Consolidated Statements of Comprehensive Income (Loss) for the year ended January 30, 2015, the ten months ended January 31, 2014 and the year ended March 30, 2013	45
Consolidated Statements of Member’s/Shareholders’ Equity for the year ended January 30, 2015, the ten months ended January 31, 2014 and the year ended March 30, 2013	46
Consolidated Statements of Cash Flows for the year ended January 30, 2015, the ten months ended January 31, 2014 and the year ended March 30, 2013	47
Notes to Consolidated Financial Statements	48
Schedule II — Valuation and Qualifying Accounts	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member of 99 Cents Only Stores LLC

We have audited the accompanying consolidated balance sheets of 99 Cents Only Stores LLC and subsidiaries as of January 30, 2015 and January 31, 2014, and the related consolidated statements of comprehensive income (loss), member’s/shareholders’ equity and cash flows for the year ended January 30, 2015, ten months ended January 31, 2014 and year ended March 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b) for the year ended January 30, 2015, ten months ended January 31, 2014 and year ended March 30, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 30, 2015 and January 31, 2014, and the consolidated results of its operations and its cash flows for the year ended January 30, 2015, ten months ended January 31, 2014 and year ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

April 22, 2015

99 Cents Only Stores LLC

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 30, 2015	January 31, 2014

ASSETS
Current Assets:
Cash	$12,463	$34,842
Accounts receivable, net of allowance for doubtful accounts of $58 and $107 as of January 30, 2015 and January 31, 2014, respectively	1,954	1,793
Income taxes receivable	10,911	4,498
Deferred income taxes	41,583	46,953
Inventories, net	296,040	206,244
Assets held for sale	3,094	1,680
Other	19,039	18,190
Total current assets	385,084	314,200
Property and equipment, net	581,020	485,046
Deferred financing costs, net	15,463	18,526
Intangible assets, net	460,311	466,311
Goodwill	479,745	479,745
Deposits and other assets	7,543	6,406
Total assets	$1,929,166	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$139,287	$71,057
Payroll and payroll-related	20,004	24,461
Sales tax	14,087	5,522
Other accrued expenses	40,168	36,690
Workers’ compensation	70,491	73,918
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligation	380	88
Total current liabilities	290,555	217,874
Long-term debt, net of current portion	901,395	849,252
Unfavorable lease commitments, net	8,220	11,718
Deferred rent	23,293	13,188
Deferred compensation liability	724	1,142
Capital and financing lease obligation, net of current portion	24,681	197
Long-term deferred income taxes	170,678	171,573
Other liabilities	1,868	6,203
Total liabilities	1,421,414	1,271,147
Commitments and contingencies (Note 10)
Member’s Equity:
Member units — 100 units issued and outstanding at January 30, 2015 and January 31, 2014	549,135	546,365
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(21,185)	(26,687)
Other comprehensive loss	(998)	(1,391)
Total equity	507,752	499,087
Total liabilities and equity	$1,929,166	$1,770,234

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(52 Weeks)	(44 Weeks)	(52 Weeks)
Net Sales:
99¢ Only Stores	$1,881,865	$1,486,699	$1,620,683
Bargain Wholesale	45,084	42,044	47,968
Total sales	1,926,949	1,528,743	1,668,651
Cost of sales	1,308,849	1,033,077	1,117,051
Gross profit	618,100	495,666	551,600
Selling, general and administrative expenses (includes asset impairment of $149, $0 and $515 for the years ended January 30, 2015, January 31, 2014 and March 30, 2013, respectively)	546,259	481,449	493,316
Operating income	71,841	14,217	58,284
Other (income) expense:
Interest income	—	(16)	(342)
Interest expense	62,734	50,820	60,898
Loss on extinguishment of debt	—	4,391	16,346
Other	—	—	380
Total other expense, net	62,734	55,195	77,282
Income (loss) before provision for income taxes	9,107	(40,978)	(18,998)
Provision (benefit) for income taxes	3,605	(28,493)	(10,089)
Net income (loss)	5,502	(12,485)	(8,909)
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities arising during period	—	—	4
Unrealized losses on interest rate cash flow hedge	(576)	(284)	(1,252)
Less: reclassification adjustment included in net income (loss)	969	145	(27)
Other comprehensive income (loss), net of tax	393	(139)	(1,275)

Comprehensive income (loss)	$5,895	$(12,624)	$(10,184)

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF MEMBER’S/SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Member Units		Additional Paid-In	Investment in Number Holdings, Inc. Preferred	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Member’s/ Shareholders’
	Shares	Amount	Units	Amount	Capital	Stock	Deficit)	Income (Loss)	Equity
BALANCE, March 31, 2012	—	$—	—	$—	$636,037	—	$(5,293)	$23	$630,767
Net loss	—	—	—	—	—	—	(8,909)	—	(8,909)
Net unrealized investment losses	—	—	—	—	—	—	—	(23)	(23)
Net unrealized losses on interest rate cash flow hedge	—	—	—	—	—	—	—	(1,252)	(1,252)
Stock-based compensation expense	—	—	—	—	18,387	—	—	—	18,387
BALANCE, March 30, 2013	—	$—	—	$—	$654,424	$—	$(14,202)	$(1,252)	$638,970
Conversion from corporation to limited liability company	—	—	—	654,424	(654,424)	—	—	—	—
Net loss	—	—	—	—	—	—	(12,485)	—	(12,485)
Investment in Number Holdings, Inc. preferred stock	—	—	—	—	—	(19,200)	—	—	(19,200)
Unrealized net losses on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	(139)	(139)
Stock-based compensation	—	—	—	(4,766)	—	—	—	—	(4,766)
Dividend paid to Number Holdings, Inc.	—	—	—	(95,512)	—	—	—	—	(95,512)
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(7,781)	—	—	—	—	(7,781)
BALANCE, January 31, 2014	—	$—	—	$546,365	$—	$(19,200)	$(26,687)	$(1,391)	$499,087
Net income	—	—	—	—	—	—	5,502	—	5,502
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	393	393
Stock-based compensation	—	—	—	2,846	—	—	—	—	2,846
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(76)	—	—	—	—	(76)
BALANCE, January 30, 2015	—	$—	—	$549,135	$—	$(19,200)	$(21,185)	$(998)	$507,752

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
	(52 Weeks)	(44 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income (loss)	$5,502	$(12,485)	$(8,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53,911	52,467	56,810
Amortization of deferred financing costs and accretion of OID	4,344	3,681	4,229
Amortization of intangible assets	1,787	1,500	1,767
Amortization of favorable/unfavorable leases, net	735	438	182
Loss on extinguishment of debt	—	4,391	16,346
(Gain) loss on disposal of fixed assets	(84)	(357)	895
Loss (gain) on interest rate hedge	1,504	(92)	592
Long-lived assets impairment	149	—	515
Excess tax benefit from share-based payment arrangements	—	(138)	—
Deferred income taxes	4,212	(28,999)	(32,800)
Stock-based compensation	2,846	(4,766)	18,387

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(161)	58	1,321
Inventories	(89,796)	(4,643)	5,811
Deposits and other assets	(2,258)	(3,049)	(7,163)
Accounts payable	52,530	20,653	6,458
Accrued expenses	7,586	12,682	1,700
Accrued workers’ compensation	(3,427)	34,420	474
Income taxes	(6,413)	(529)	6,339
Deferred rent	10,105	8,365	4,025
Other long-term liabilities	(4,801)	(2,673)	4,445

Net cash provided by operating activities	38,271	80,924	81,424

Cash flows from investing activities:
Purchases of property and equipment	(111,387)	(62,090)	(62,494)
Proceeds from sale of property and fixed assets	39	1,473	12,064
Purchases of investments	—	—	(1,996)
Proceeds from sale of investments	—	—	5,256

Net cash used in investing activities	(111,348)	(60,617)	(47,170)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	—	(19,200)	—
Dividend paid	—	(95,512)	—
Proceeds from long-term debt	—	100,000	—
Payments of long-term debt	(6,138)	(6,174)	(5,237)
Proceeds under revolving credit facility	305,500	—	—
Payments under revolving credit facility	(248,500)	—	—
Payments of debt issuance costs	—	(2,343)	(11,230)
Payments of capital lease obligation	(88)	(69)	(77)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	(7,781)	—
Excess tax benefit from share-based payment arrangements	—	138	—

Net cash provided by (used in) financing activities	50,698	(30,941)	(16,544)

Net (decrease) increase in cash	(22,379)	(10,634)	17,710
Cash - beginning of period	34,842	45,476	27,766

Cash - end of period	$12,463	$34,842	$45,476

Supplemental cash flow information:
Income taxes paid	$6,358	$485	$16,372
Interest paid	$58,222	$48,105	$54,074
Non-cash investing activities for purchases of property and equipment	$(15,700)	$(393)	$(2,146)
Non-cash investment for building —leased facility	$24,600	$—	$—

The accompanying notes are an integral part of these financial statements.

99 Cents Only Stores LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended January 30, 2015, Ten Months Ended January 31, 2014 and Year Ended March 30, 2013

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products.  As of January 30, 2015, the Company operated 383 retail stores with 277 in California, 49 in Texas, 36 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”), Canada Pension Plan Investment Board (“CPPIB”) (together, the “Sponsors”) and, prior to the Gold-Schiffer Purchase (as described in Note 9, “Related-Party Transactions”), the Rollover Investors (as described in Note 9, “Related-Party Transactions”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded equity company.

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

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, and ended January 30, 2015 and consisted of 52 weeks.  The Company’s fiscal year 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  The Company’s fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013 and consisted of 52 weeks.

See Note 2, “Change in Fiscal Year” to the Company’s consolidated financial statements for the comparative Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period).

Change in Presentation of Financial Statements

In the first quarter ended May 2, 2014 (the “first quarter of fiscal 2015”), the Company changed the presentation of its financial statements to include receiving, distribution, warehouse costs and transportation to and from stores in its cost of sales. Previously, these costs were included in selling, general and administrative expenses.  Depreciation expense related to these costs, which was historically included in selling, general and administrative expense, is now also included in cost of sales.  Also, depreciation and amortization expense previously included in selling, general and administrative expense is no longer presented separately.  Reclassifications of $87.0 million and $88.8 million from selling, general and administrative expense to cost of sales were made for transition fiscal 2014 and fiscal 2013, respectively, to conform to current year presentation.  This change does not change previously reported operating income or net income.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $2.1 million and $35.0 million as of January 30, 2015 and January 31, 2014, respectively.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows.  Book overdrafts included in accounts payable were $16.5 million and $9.3 million as of January 30, 2015 and January 31, 2014, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory cost is established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded.  Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period.  Such estimates are based on experience and the most recent physical inventory results.  Physical inventory counts are completed at each of the Company’s retail stores at least once a year by an outside inventory service company.  The Company performs inventory cycle counts at its warehouses throughout the year.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may affect the reported gross margin for the period.

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

In the fourth quarter of fiscal 2015, the Company recorded a charge for additional inventory shrinkage based upon the results of annual physical inventory counts completed during the quarter. This resulted in a net charge to cost of sales and a corresponding reduction in inventory of approximately $10.0 million, which was primarily related to the implementation of certain strategic initiatives, including the “Go Taller” store remodeling program.

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

Long-Lived Assets

The Company assesses the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 8, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2015, the Company wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.1 million.  During transition fiscal 2014, the Company did not record any long-lived asset impairment charges.  During fiscal 2013, the Company wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.5 million.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  The Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If the Company does not perform a qualitative assessment, or determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. Management has determined that the Company has two reporting units, the retail reporting unit and the wholesale reporting unit.  The amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $467.2 and $12.5 million, respectively, as of January 30, 2015.

The Company performs the annual test for impairment in January of the fiscal year and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value. The fair value of the trade name is also tested for impairment in the fourth quarter by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate (Level 3 measurement, see Note 8, “Fair Value of Financial Instruments”).

During the fourth quarter of fiscal 2015, the Company completed step one of its goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the reporting units exceeded the carrying amount.  During the fourth quarter of fiscal 2015, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment since the fair value of the trade name exceeded the carrying amount.

Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  Significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows used in the impairment tests (Level 3 measurement, see Note 8, “Fair Value of Financial Instruments”).

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  Refer to Note 5, “Income Tax Provision” for further discussion of income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 11, “Stock-Based Compensation Plans” for further discussion of stock-based compensation.

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

In certain lease arrangements, the Company can be involved with the construction of the building. If it is determined that the Company has substantially all of the risks of ownership during construction of the leased property and therefore is deemed to be the owner of the construction project, the Company records an asset for the amount of the total project costs and an amount related to the value attributed to the pre-existing leased building in property and equipment, net and the related financing obligation as part of current and non-current liabilities.  Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company amortizes the obligation over the lease term and depreciates the asset over the life of the lease. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and interest expense.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for January 30, 2015 and January 31, 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses were $6.2 million for the fiscal year ended January 30, 2015.  Advertising expenses were $4.4 million for the ten months ended January 31, 2014.  Advertising expenses were $5.4 million for the fiscal year ended March 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, interest rate derivatives, accounts payable, accruals, debt, and other liabilities.  Cash and interest rate derivatives are measured and recorded at fair value.  Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  Refer to Note 8, “Fair Value of Financial Instruments” for further discussion of the fair value of debt.

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

Comprehensive Income

Other comprehensive income (“OCI”) includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.  The following table sets forth the calculation of comprehensive income, net of tax effects, for the periods indicated (in thousands):

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
Net income (loss)	$5,502	$(12,485)	$(8,909)

Unrealized holding gains on marketable securities, net of tax effects of $0 in fiscal 2015, $0 in transition fiscal 2014 and $3 in fiscal 2013	—	—	4
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(384) in fiscal 2015, $(190) in transition fiscal 2014 and $(835) in fiscal 2013	(576)	(284)	(1,252)
Reclassification adjustment, net of tax effects of $647 in fiscal 2015, $97 in transition fiscal 2014 and $(18) in fiscal 2013	969	145	(27)

Total unrealized holding gains (losses), net	393	(139)	(1,275)

Total comprehensive income (loss)	$5,895	$(12,624)	$(10,184)

Amounts in accumulated other comprehensive loss as January 30, 2015 and January 31, 2014 consisted of unrealized losses on interest rate cash flow hedges. Reclassifications out of AOCI in fiscal 2015 and transition fiscal 2014 are presented in Note 7, “Derivative Financial Instruments.”

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted.  The Company will adopt this standard in the first quarter of fiscal 2016 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  In April 2015, the FASB proposed a one-year deferral of the effective date of this ASU. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.  If substantial doubt exists, additional disclosures are required. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt this standard in the first quarter of fiscal 2018 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations: Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of this ASU had no impact on the Company or its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the concept of extraordinary items under GAAP, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations.  This ASU is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2016 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

2.                                      Change in Fiscal Year

On December 16, 2013, the board of directors of Parent, approved a resolution changing the end of the Company’s fiscal year. Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  As a result, the year and the fourth interim period of the Company’s 2014 fiscal year ended on January 31, 2014.  The 44-week period from March 31, 2013 through January 31, 2014 and comparative 43-week period from April 1, 2012 to January 26, 2013 is presented in this Annual Report on Form 10-K.

For comparative purposes, condensed consolidated statements of comprehensive income (loss) for the ten months ended January 31, 2014 (a 44-week period) and ten months ended January 26, 2013 (a 43-week period) are presented below (in thousands):

	Ten Months Ended	Ten Months Ended
	January 31, 2014	January 26, 2013
	(44 Weeks)	(43Weeks)
		(Unaudited)
Net Sales:
Total sales	$1,528,743	$1,357,745
Cost of sales	1,033,077	900,056

Gross profit	495,666	457,689
Selling, general and administrative expenses	481,449	408,397

Operating income	14,217	49,292
Other (income) expense:
Interest income	(16)	(293)
Interest expense	50,820	50,448
Loss on extinguishment of debt	4,391	16,346
Other	—	376

Total other expense, net	55,195	66,877

Loss before provision for income taxes	(40,978)	(17,585)
Benefit for income taxes	(28,493)	(7,131)

Net loss	$(12,485)	$(10,454)

Comprehensive loss	$(12,624)	$(11,586)

3.                                      Goodwill and Other Intangible Assets and Liabilities

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities, and the amortization of finite lived intangible assets and liabilities (in thousands):

	As of January 30, 2015				As of January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000

Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745

Finite lived intangible assets:
Trademarks	17	$2,000	$(306)	$1,694	18	$2,000	$(206)	$1,794
Bargain Wholesale customer relationships	9	20,000	(5,096)	14,904	10	20,000	(3,429)	16,571
Favorable leases	1 to 14	46,723	(13,010)	33,713	1 to 15	46,723	(8,777)	37,946

Total finite lived intangible assets		68,723	(18,412)	50,311		68,723	(12,412)	56,311

Total goodwill and other intangible assets		$958,468	$(18,412)	$940,056		$958,468	$(12,412)	$946,056

	As of January 30, 2015
	Trademarks	Bargain Wholesale Customer Relationships	Favorable Leases
Estimated amortization of finite lived intangible assets (a) (b):
FY 2016	$100	$1,667	$4,236
FY 2017	100	1,667	4,224
FY 2018	100	1,667	4,035
FY 2019	100	1,667	4,042
FY 2020	100	1,667	3,726
Thereafter	1,194	6,569	13,450

	$1,694	$14,904	$33,713

	As of January 30, 2015					As of January 31, 2014
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 15	$19,835	$(11,615)	$8,220	Unfavorable leases	1 to 16	$19,835	$(8,117)	$11,718

Estimated amortization of unfavorable leases (b):
FY 2016		$2,474
FY 2017		1,785
FY 2018		1,257
FY 2019		836
FY 2020		533
Thereafter		1,335

		$8,220

(a)       Amortization of trademarks and Bargain Wholesale customer relationships is recognized in selling, general and administrative expenses on the Consolidated Statement of Comprehensive Income (Loss).

(b)       Amortization of favorable and unfavorable leases is recognized in rent expense, as a component of selling, general and administrative expenses on the Consolidated Statement of Comprehensive Income (Loss).

4.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	January 30, 2015	January 31, 2014
Property and equipment
Land	$176,506	$160,446
Buildings	117,422	90,466
Buildings improvements	71,985	66,911
Leasehold improvements	176,895	138,392
Fixtures and equipment	148,851	93,840
Transportation equipment	12,685	11,469
Construction in progress	46,195	42,053

Total property and equipment	750,539	603,577
Less: accumulated depreciation and amortization	(169,519)	(118,531)

Property and equipment, net	$581,020	$485,046

As of January 30, 2015, buildings includes $24.6 million that represents the estimated fair market value of a building under a build-to-suit lease in which the Company is the deemed owner for accounting purposes. See Note 10, “Commitments and Contingencies.”

5.                                      Income Tax Provision

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
Current:
Federal	$(1,289)	$(843)	$16,042
State	676	1,349	3,401
Foreign	6	—	—

	(607)	506	19,443
Deferred - federal and state	4,212	(28,999)	(29,532)

Provision (benefit) for income taxes	$3,605	$(28,493)	$(10,089)

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	Year Ended		Ten Months Ended		Year Ended
	January 30, 2015		January 31, 2014		March 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$3,187	35.0%	$(14,342)	(35.0)%	$(6,649)	(35.0)%
State income taxes, net of federal income tax effect	790	8.7	(14,479)	(35.3)	(2,548)	(13.4)
Effect of permanent differences	816	9.0	2,137	5.3	(163)	(0.8)
Welfare to work, and other job credits	(1,192)	(13.1)	(1,863)	(4.6)	(811)	(4.3)
Other	4	0.0	54	0.1	82	0.4

	$3,605	39.6%	$(28,493)	(69.5)%	$(10,089)	(53.1)%

The difference between the statutory rate of 35% and the effective tax rate for fiscal 2015 was driven primarily by the impact of state income taxes and the non-deductibility of certain costs.

The difference between the statutory rate of 35% and the effective tax rate for transition fiscal 2014 was driven primarily by the release of valuation allowance on the California Enterprise Zone (“EZ”) credit carry-forward, deductibility of federal hiring credits and other discrete items recognized during transition fiscal 2014.

The components of deferred tax assets and liabilities were as follows (in thousands):

	January 30, 2015	January 31, 2014
DEFERRED TAX ASSETS
Workers’ compensation	$30,168	$31,634
Uniform inventory capitalization	7,584	5,730
Leases	4,710	6,464
Share-based compensation	1,651	469
Net operating loss carry-forwards	101	101
Inventory	1,818	8,740
Accrued liabilities	13,274	14,939
Amortization	27	37
Debt extinguishment	5,995	7,237
State taxes	1,507	1,490
Credits	24,746	21,856
Other	3,851	3,699

Total Gross Deferred Tax Assets	95,432	102,396
Less: Valuation Allowances	—	—

Total Net Deferred Tax Assets	95,432	102,396

DEFERRED TAX LIABILITIES
Depreciation	(24,192)	(24,684)
Intangibles	(197,016)	(199,567)
Prepaid expenses	(2,690)	(2,540)
Other	(629)	(225)

Total Deferred Tax Liabilities	(224,527)	(227,016)

Net Deferred Tax Liabilities	$(129,095)	$(124,620)

The Company previously maintained a valuation allowance to reduce certain deferred tax assets to amounts that were, in management’s estimation, more likely than not to be realized.  During the second quarter of transition fiscal 2014, the legislation that eliminated the EZ hiring credits after December 31, 2013 was signed into law. As a result, the Company will no longer be adding to its existing EZ credit carryforwards after transition fiscal 2014.  Rather, the Company will be able to utilize its EZ credit carryforwards over the next ten years.  As a result of the law change, the Company released the valuation allowance associated with its $11.6 million of California EZ credit carryforwards as a discrete item in the second quarter of transition fiscal 2014.  Additionally, in transition fiscal 2014, a $1.7 million discrete charge was recognized relating to the payment made as part of the Gold-Schiffer Purchase to repurchase all options held by the Sellers. See Note 9, “Related-Party Transactions” for more information regarding the Gold-Schiffer Purchase.

As of January 30, 2015 and January 31, 2014, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2009 forward.  The federal tax returns for the period ended March 27, 2010 and period ended March 31, 2012 were examined by the Internal Revenue Service resulting in no changes to the reported tax.

6.                                      Debt

Short and long-term debt consists of the following (in thousands):

	January 30, 2015	January 31, 2014
ABL Facility agreement, maturing January 13, 2017, with available borrowing up to $175,000	$57,000	$—
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $5,606 and $6,886 as of January 30, 2015 and January 31, 2014, respectively	600,533	605,390
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total debt	907,533	855,390
Less: current portion	6,138	6,138

Long-term debt, net of current portion	$901,395	$849,252

As of January 30, 2015 the scheduled maturities of debt for each of the five succeeding fiscal years are as follows (in thousands):

January 30, 2015

Future maturities	Maturities of Long-term Debt

FY 2016	$6,138
FY 2017	63,138
FY 2018	6,138
FY 2019	587,725
FY 2020	250,000
Thereafter	—
Long-term debt, current and non-current	$913,139

As of January 30, 2015 and January 31, 2014, the net deferred financing costs are as follows (in thousands):

	January 30, 2015	January 31, 2014
Deferred financing costs	Net Amount	Net Amount

ABL Facility	$1,196	$1,812
First Lien Term Loan Facility	5,754	7,069
Senior Notes	8,513	9,645
Total deferred financing costs	$15,463	$18,526

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of January 30, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

In connection with the First Amendment and in the first quarter of fiscal 2013 ended June 30, 2012, the Company recognized a $16.3 million loss on debt extinguishment related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other related refinancing costs.  The Company recorded $0.3 million of deferred debt issuance costs and $5.9 million of OID in connection with the First Amendment in fiscal 2013.

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

In connection with the Second Amendment and in the third quarter of transition fiscal 2014, the Company recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized OID and other repricing costs.  The Company recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment in transition fiscal 2014.

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

As of January 30, 2015 and January 31, 2014, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 30, 2015 and January 31, 2014 amount outstanding under the First Lien Term Loan Facility was $600.5 million and $605.4 million, respectively.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. The Excess Cash Flow required payment for fiscal 2013 was $3.3 million and was made in July 2013. There was no Excess Cash Flow payment required for fiscal 2015 and transition fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of January 30, 2015, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 7, “Derivative Financial Instruments” for more information on the Company’s interest rate swap agreement.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of January 30, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at January 30, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.  The weighted average interest rate for borrowings under the ABL Facility was 1.99% as of January 30, 2015.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 30, 2015 and January 31, 2014).  The Company must also pay customary letter of credit fees and agency fees.

As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.  As of January 31, 2014, the Company had no outstanding borrowings under the ABL Facility and outstanding letters of credit were $1.0 million.

The ABL Facility includes restrictions on the Company’s ability, and the ability of Parent and certain of the Company’s restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, its capital stock, make certain acquisitions or investments, materially change its business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets or merge or consolidate with or into another company.

On October 8, 2013, the ABL Facility was amended to among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of January 30, 2015, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 30, 2015, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	Year Ended January 30, 2015	Ten Months Ended January 31, 2014	Year Ended March 30, 2013

First lien term loan facility	$29,233	$23,367	$28,466
ABL facility	1,360	759	826
Senior notes	27,500	22,993	27,347
Amortization of deferred financing costs and OID	4,344	3,681	4,229
Other interest expense	297	20	30
Interest expense	$62,734	$50,820	$60,898

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

The interest rate cap agreement was not designated as a hedge for financial reporting purposes.  Gains and losses on derivative instruments not designated as hedges were recorded directly in earnings.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreement expires.  The swap agreement, effective November 2013, hedges a portion of contractual floating rate interest commitments through the expiration of the swap agreement in May 2016.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 1.36% plus an applicable margin of 3.50%.

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

Fair Value

The fair value of the interest rate swap agreement is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 8, “Fair Value of Financial Instruments”). A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	January 30, 2015	January 31, 2014

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$596	$1,607
Interest rate swap (included in other liabilities)	$1,591	$1,346
Accumulated other comprehensive loss, net of tax (included in member’s/shareholders’ equity)	$998	$1,391

A summary of recorded amounts included in the consolidated statements of comprehensive income (loss) is as follows (in thousands):

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$576	$284	$1,252
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$969	$145	$—
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(112)	$(150)	$543
Derivatives not designated as hedging instruments:
Loss recognized in other expense	$—	$—	$49

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

The Company uses the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	January 30, 2015
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$724	$724	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$1,591	$—	$1,591	$—
Other long-term liabilities — interest rate swap	$596	$—	$596	$—
Other long-term liabilities — deferred compensation	$724	$724	$—	$—

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

There were no Level 3 assets or liabilities as of January 30, 2015.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2015.

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

The Company’s Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximated fair value as of January 30, 2015 and January 31, 2014.

The fair value of the Senior Notes was estimated at $264.7 million, or $14.7 million greater than the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $282.5 million, or $32.5 million greater than the carrying value, as of January 31, 2014, based on quoted market prices of the debt (Level 1 inputs).

See Note 6, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During fiscal 2015, the Company wrote down the carrying value of property held for sale to its fair value of $1.4 million from $1.5 million, resulting in an asset impairment charge of $0.1 million. Fair value was determined on the basis of a purchase agreement, less estimated cost to sell.  During fiscal 2013, the Company wrote down the carrying value of land held for sale to its fair value of $1.7 million from $2.2 million, resulting in an asset impairment charge of $0.5 million. Fair value was determined on the basis of an independent broker opinion based on geographic area market comparable, less estimated cost to sell.

9.                                      Related-Party Transactions

Stockholders Agreement

Upon completion of the Merger, Parent entered into a stockholders agreement with each of its stockholders, which included certain of the Company’s former directors, employees and members of management and the Company’s principal stockholders. The stockholders agreement gives (i) Ares the right to designate four members of the board of directors of Parent (the “Parent Board”), (ii) Ares the right to designate up to three independent members of the Parent Board, which directors shall be approved by CPPIB, and (iii) CPPIB the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock. The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board. Under the terms of the stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including at least one director designated by Ares and one director designated by CPPIB. These actions include the incurrence of additional indebtedness over $20 million in the aggregate outstanding at any time, the issuance or sale of any of our capital stock over $20 million in the aggregate, the sale, transfer or acquisition of any assets with a fair market value of over $20 million, the declaration or payment of any dividends, entering into any merger, reorganization or recapitalization, amendments to our charter or bylaws, approval of our annual budget and other similar actions.

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

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In fiscal 2013, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.7 million.  In transition fiscal 2014, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million. The Sponsors provided no services to us during fiscal 2015 or transition fiscal 2014.

Parent Stock Purchase Agreements

In July 2014, in connection with Mr. Frank School’s resignation as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Parent, Parent purchased all of the shares of Class A Common Stock and Class B Common Stock held by the Frank Schools Living Trust (of which Mr. Schools is the Trustee) and all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Schools, for an aggregate consideration of $0.2 million. Mr. Schools, through the Trust, initially purchased (i) these shares of Class A Common Stock and Class B Common Stock in October 2013 pursuant to a Stock Purchase Agreement between Parent and the Trust and (ii) these options to purchase shares of Class A Common Stock and Class B Common Stock in September and November 2012 pursuant to certain Non-Qualified Stock Option Agreements between Parent and the Trust.

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

In April 2014, in connection with Mr. Michael Fung’s service as Interim Executive Vice President and Chief Administrative Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Mr. Fung.  Pursuant to the terms of this agreement, Mr. Fung purchased an aggregate 310 shares of Class A Common Stock and 310 shares of Class B Common Stock of for an aggregate purchase price of $0.4 million.

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

Repurchase Transaction with Rollover Investors

On October 15, 2013, Parent and the Company entered into an agreement with Eric Schiffer, the Company’s former Chief Executive Officer, Jeff Gold, the Company’s former President and Chief Operating Officer, Howard Gold, the Company’s former Executive Vice President, Karen Schiffer and The Gold Revocable Trust dated October 26, 2005 (collectively, the “Rollover Investors”), pursuant to which (a)(i) Parent purchased from each Rollover Investor all of the shares of Class A Common Stock and Class B Common Stock, owned by such Rollover Investor and (ii) all of the options to purchase shares of Class A Common Stock and Class B Common Stock held by such Rollover Investor were repurchased, for aggregate consideration of approximately $129.7 million (the “Gold-Schiffer Purchase”) and (b) the Company agreed to certain amendments to the Non-Competition, Non-Solicitation and Confidentiality Agreements and the Separation and Release Agreements with the Rollover Investors who were former management of the Company.  The Gold-Schiffer Purchase was completed on October 21, 2013. Prior to completion of the transaction, Howard Gold resigned from the board of directors of each of Parent and the Company.  The Gold-Schiffer Purchase was funded through a combination of borrowings of $100 million of incremental term loans under the First Lien Term Loan Facility and cash on hand of Parent.  In connection with the Gold-Schiffer Purchase, the Company made a distribution to Parent of $95.5 million and an investment in shares of preferred stock of Parent of $19.2 million.  In addition, the Company made a payment of $7.8 million to the Rollover Investors for repurchase of all options to purchase Class A Common Stock and Class B Common Stock held by the Rollover Investors.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with one of Parent’s sponsors, an affiliate of Ares, are lenders. As of January 30, 2015 and January 31, 2014, certain affiliates of Ares held approximately $1.4 million and $3.4 million of term loans under the First Lien Term Loan Facility, respectively. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Commitments and Contingencies

Credit Facilities

The Company’s credit facilities and commitments are discussed in detail in Note 6.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease and one location classified as a financing lease) expiring at various dates through fiscal year 2035. Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2015 were $85.5 million of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2015.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in transition fiscal 2014 were $60.8 million of which $0.2 million was paid as percentage rent, based on sales volume for transition fiscal 2014.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2013 was $63.0 million of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2013.  Sub-lease income earned in fiscal 2015, transition fiscal 2014 and fiscal 2013 was $0.5 million, $0.4 million and $0.6 million, respectively.

As of January 30, 2015, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable leases was as follows (amounts in thousands):

Fiscal Year:	Operating leases	Financing lease	Capital lease	Future Minimum Sub-lease Income

2016	$70,554	$91	$106	$370
2017	64,144	2,020	107	235
2018	54,931	2,174	—	121
2019	50,097	2,174	—	125
2020	43,533	2,337	—	—
Thereafter	176,571	33,510	—	—
Future minimum lease payments	$459,830	$42,306	$213	$851

Less amount representing interest		(17,442)	(16)
Present value of future lease payments		$24,864	$197

The capital lease relates to a building for one of the Company’s retail stores.  The gross asset amount recorded under the capital lease was $0.3 million as of each of January 30, 2015 and January 31, 2014.  Accumulated depreciation was $0.2 million as of January 30, 2015 and less than $0.1 million as January 31, 2014.

In May 2014, the Company entered into a lease agreement for corporate office and warehouse space in the City of Commerce, California that expires in February 2030.  In order for the leased space to meet the Company’s operating specifications, both the landlord and the Company would make structural changes to the property, and as a result, the Company concluded that it was the “deemed owner” of the construction project (for accounting purposes) during the construction period. Accordingly, the Company recorded an asset representing the estimated fair market value of the building (a Level 2 measurement) and a corresponding construction financing obligation.  Upon completion of construction, the Company evaluated the de-recognition of the asset and liability under sale-leaseback accounting guidance.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the asset from the consolidated balance sheet when construction was complete (a “failed sale-leaseback”).

Accordingly, as of January 30, 2015, the Company has recorded an asset of $24.6 million, representing the estimated fair market value of the building, and a financing lease obligation of $24.9 million (including accrued interest), recorded as a component of current and non-current liabilities.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

In transition fiscal 2014, the Company experienced a significant increase in the severity of its open claims, the majority of which are litigated.  As a result of the increase in severity of open claims, the Company significantly increased its workers’ compensation liability reserves in the third quarter of transition fiscal 2014.  As of January 30, 2015 and January 31, 2014, the Company had recorded a liability of $70.4 million and $73.8 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of January 30, 2015 and January 31, 2014 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  At January 30, 2015 and January 31, 2014, the Company had recorded a liability of $0.5 million and $0.6 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

The following table summarizes the changes in the reserves for self-insurance for the periods indicated (in thousands):

	Workers’ Compensation	Health Insurance
Balance as of 3/31/12	$39,024	$851

Claims Payments	$(18,655)	$(7,050)
Reserve Accruals	19,129	6,715
Balance as of 3/30/13	$39,498	$516

Claims Payments	$(19,850)	$(5,624)
Reserve Accruals	54,270	5,708
Balance as of 1/31/14	$73,918	$600

Claims Payments	$(29,105)	$(6,664)
Reserve Accruals	25,678	6,521
Balance as of 1/30/15	$70,491	$457

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

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  Discovery commenced, and a further status conference was set for March 27, 2015.  The Court indicated that, by that time, the parties were expected to have mediated the case and, if no settlement was reached, to be prepared for motion practice regarding class certification shortly thereafter. A mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties have verbally accepted.  The parties will now attempt to negotiate and finalize a written settlement, which will be subject to Court approval.  The Court has set a further status conference regarding settlement for July 27, 2015.  If the proposed settlement is not finalized or is not approved by the Court, the Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

District Attorney Investigation

In August 2013, the Company received a pre-litigation subpoena from the San Joaquin County and Alameda County District Attorney offices.  This subpoena was part of an investigation of the Company’s hazardous materials, hazardous substances and hazardous waste practices at its California retail stores and distribution centers conducted jointly by the District Attorney of San Joaquin County along with other environmental prosecutorial offices in the state of California (the “Prosecutors”).  That investigation arose out of the Notices to Comply (“Notices”) received by the Company for certain of its stores and distribution centers.

The Notices alleged non-compliance with hazardous waste, hazardous substances and hazardous material regulatory requirements imposed under California law identified during compliance inspections and required corrective actions to be taken by certain dates set forth in the Notices.  The Company believed that it properly implemented the corrective actions required by the Notices.  The Company cooperated with the Prosecutors in their investigation and ultimately reached a settlement with them of all of their claims.

The parties agreed to a settlement amount of approximately $2.4 million, which was embodied in a stipulated judgment that was approved by the San Joaquin County Superior Court in December 2014.  The Company had previously recorded an estimated expense in an amount that is not materially different than the ultimate settlement amount.  The settlement required the Company to pay civil penalties, costs, and contributions to various state environmental funds.  The settlement also requires the Company to implement additional hazardous waste compliance measures.  The Company has made all of the payments required under the stipulated judgment and is in the process of implementing the additional hazardous waste compliance measures.

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

11.                               Stock-Based Compensation Plans

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the Parent Board adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of January 30, 2015, options for 48,130 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over the five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than 180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933(a “liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 25,125 of time-based employee options outstanding as of January 30, 2015.

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

On January 23, 2013, Eric Schiffer, Jeff Gold and Howard Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  In accordance with their employment agreements, the Company accelerated vesting of 29,604 stock options and recorded an additional $9.3 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options were to expire upon the later of July 23, 2014 and 42 months from the date of the Merger.  There were no Parent repurchase rights associated with these stock options.  Additionally, effective upon Karen Schiffer’s departure from the Company, on February 15, 2013, the Company modified the existing option grant related to her to fully vest her 5,921 stock options and the Company recorded additional $0.6 million stock-based compensation expense in the fourth quarter of fiscal 2013.  These options were to expire upon the later of August 15, 2014 and 42 months from the date of the Merger.  There were no Parent repurchase rights associated with these stock options.  In October 2013, the Company made a payment of $7.8 million as part of the Gold-Schiffer Purchase for the repurchase of the above mentioned options. See Note 9, “Related-Party Transactions” for more information regarding the Gold-Schiffer Purchase.

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

The Company did not record stock-based compensation expense for the put rights until it became probable that the put rights would become exercisable.  On January 23, 2013, Messrs. Schiffer, J. Gold and H. Gold separated from their positions as Chief Executive Officer, Chief Administrative Officer and Executive Vice President of Special Projects, respectively, of the Company and Parent, and as directors of the Company and Parent.  As such, for a period of one year from January 23, 2013, each executive could exercise the put right as described above.  The fair value of these put rights was estimated using a binomial model to be $1.2 million and $6.5 million as of September 28, 2013 and March 30, 2013, respectively.  In the third quarter of transition fiscal 2014, these put rights were repurchased and all claims under the employment agreements were released as a result of the Gold-Schiffer Purchase, and there was no fair value associated with these put rights as of January 31, 2014. Changes in the fair value for these put rights have been included in selling, general and administrative expenses. See Note 9, “Related-Party Transactions” for more information regarding the Gold-Schiffer Purchase.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During fiscal 2015, the Company recorded stock-based compensation expense of $2.8 million.  The income tax benefit was $1.1 million for fiscal 2015.  During transition fiscal 2014, as result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(4.8) million.  The income tax charge was $3.9 million for transition fiscal 2014.  During fiscal 2013, the Company recorded stock-based compensation expense of $18.4 million (including $9.9 million of accelerated vesting expense for four officers who separated from their positions in the fourth quarter of fiscal 2013 and $6.5 million related to former executive put rights).  The income tax benefit was $7.4 million for fiscal 2013.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended	Ten Months Ended	Year Ended
	January 30, 2015	January 31, 2014	March 30, 2013
Weighted-average fair value of options granted	$506.47	$486.95	$350.84
Risk free interest rate	2.12%	1.78%	1.12%
Expected life (in years)	6.48	6.28	6.50
Expected stock price volatility	35.0%	39.2%	34.2%
Expected dividend yield	None	None	None

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

As of January 30, 2015, there were $15.5 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.  During fiscal 2015, 8,226 options vested and the fair value of these vested options was $3.8 million. During transition fiscal 2014, 1,139 options vested and the fair value of these vested options was $0.4 million.  During fiscal 2013, 38,290 options vested and the fair value of these vested options was $12.0 million.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2015 was less than $0.1 million. No options were exercised during fiscal transition fiscal 2014 and 2013.

The following summarizes stock option activity during the year ended January 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Year)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	42,910	$1,119
Granted	11,210	$1,299
Exercised	(30)	$1,000
Cancelled	(5,960)	$1,034
Outstanding at the end of the period	48,130	$1,171	8.40	$7,314,975
Exercisable at the end of the period	11,396	$1,101	8.00	$2,539,037
Exercisable and expected to vest at the end of the period	41,487	$1,153	8.40	$7,050,187

The following table summarizes the stock awards available for grant under the 2012 Plan as of January 30, 2015:

Number of Shares
Available for grant as of January 31, 2014	42,090
Authorized	—
Granted	(11,210)
Cancelled	5,960
Available for grant at January 30, 2015	36,840

12.                               Operating Segments

The Company manages its business on the basis of one reportable segment.  The Company’s sales through Bargain Wholesale are not material to the Company’s consolidated financial statements; therefore, Bargain Wholesale is not presented as a separate segment.

The Company had no customers representing more than ten percent of net sales. Substantially all of the Company’s net sales were to customers located in the United States.  All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations solely support domestic operations and are not material.

13.                               Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed $1.9 million, $1.6 million and $1.8 million during fiscal year 2015, transition fiscal 2014 and fiscal 2013, respectively. The Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  The assets and liabilities of a rabbi trust are accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term assets were $0.7 million and $1.1 million as of January 30, 2015 and January 31, 2014, respectively.

14.                               Assets Held for Sale

Assets held for sale as of January 30, 2015 consisted of the vacant land in Rancho Mirage, California and property containing land and a building in Pasadena-Shaver, Texas. The carrying value as of January 30, 2015 for the Rancho Mirage land was $1.7 million. In the fourth quarter of fiscal 2015, the carrying value of property in Pasadena-Shaver was written down to $1.4 million from $1.5 million, resulting in an asset impairment charge of $0.1 million.

Assets held for sale as of January 31, 2014 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.

15.                               Other Current Assets and Other Accrued Expenses

Other current assets as of January 30, 2015 and January 31, 2014 are as follows (in thousands):

	January 30, 2015	January 31, 2014
Prepaid expenses	$13,231	$12,046
Other	5,808	6,144
Total other current assets	$19,039	$18,190

Other accrued expenses as of January 30, 2015 and January 31, 2014 are as follows (in thousands):

	January 30, 2015	January 31, 2014
Accrued interest	$8,363	$8,322
Accrued occupancy costs	11,766	7,500
Accrued legal reserves and fees	6,006	7,472
Accrued professional fees, outside services and advertising	4,236	3,853
Other	9,797	9,543
Total other accrued expenses	$40,168	$36,690

16.                               Financial Guarantees

On December 29, 2011, the Company (the “Issuer”) issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of January 30, 2015, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.  As of January 31, 2014, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiary, 99 Cents Only Stores Texas, Inc. (the “Subsidiary Guarantor”).

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$11,333	$1,097	$33	$—	$12,463
Accounts receivable, net	1,844	110	—	—	1,954
Income taxes receivable	10,911	—	—	—	10,911
Deferred income taxes	41,583	—	—	—	41,583
Inventories, net	263,284	32,756	—	—	296,040
Assets held for sale	1,680	1,414	—	—	3,094
Other	18,023	1,005	11	—	19,039
Total current assets	348,658	36,382	44	—	385,084
Property and equipment, net	517,739	63,251	30	—	581,020
Deferred financing costs, net	15,463	—	—	—	15,463
Equity investments and advances to subsidiaries	451,053	357,842	—	(808,895)	—
Intangible assets, net	458,043	2,268	—	—	460,311
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,040	503	—	—	7,543
Total assets	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$136,884	$2,403	$—	$—	$139,287
Intercompany payable	357,909	377,382	567	(735,858)	—
Payroll and payroll-related	18,489	1,515	—	—	20,004
Sales tax	13,562	525	—	—	14,087
Other accrued expenses	37,756	2,375	37	—	40,168
Workers’ compensation	70,416	75	—	—	70,491
Short-term debt and current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	380	—	—	—	380
Total current liabilities	641,534	384,275	604	(735,858)	290,555
Long-term debt, net of current portion	901,395	—	—	—	901,395
Unfavorable lease commitments, net	8,103	117	—	—	8,220
Deferred rent	21,006	2,287	—	—	23,293
Deferred compensation liability	724	—	—	—	724
Capital and financing lease obligation, net of current portion	24,681	—	—	—	24,681
Long-term deferred income taxes	170,678	—	—	—	170,678
Other liabilities	1,868	—	—	—	1,868
Total liabilities	1,769,989	386,679	604	(735,858)	1,421,414

Member’s Equity:
Member units	549,135	—	1	(1)	549,135
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(21,185)	(26,376)	(531)	26,907	(21,185)
Other comprehensive loss	(998)	—	—	—	(998)
Total equity	507,752	73,567	(530)	(73,037)	507,752
Total liabilities and equity	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2014

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$33,723	$1,119	$—	$34,842
Accounts receivable, net	1,561	232	—	1,793
Income taxes receivable	4,498	—	—	4,498
Deferred income taxes	46,953	—	—	46,953
Inventories, net	177,461	28,783	—	206,244
Assets held for sale	1,680	—	—	1,680
Other	16,646	1,544	—	18,190
Total current assets	282,522	31,678	—	314,200
Property and equipment, net	421,130	63,916	—	485,046
Deferred financing costs, net	18,526	—	—	18,526
Equity investments and advances to subsidiaries	246,594	161,810	(408,404)	—
Intangible assets, net	463,771	2,540	—	466,311
Goodwill	479,745	—	—	479,745
Deposits and other assets	5,894	512	—	6,406
Total assets	$1,918,182	$260,456	$(408,404)	$1,770,234

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$63,620	$7,437	$—	$71,057
Intercompany payable	161,811	162,054	(323,865)	—
Payroll and payroll-related	22,718	1,743	—	24,461
Sales tax	4,992	530	—	5,522
Other accrued expenses	34,506	2,184	—	36,690
Workers’ compensation	73,822	96	—	73,918
Current portion of long-term debt	6,138	—	—	6,138
Current portion of capital lease obligation	88	—	—	88
Total current liabilities	367,695	174,044	(323,865)	217,874
Long-term debt, net of current portion	849,252	—	—	849,252
Unfavorable lease commitments, net	11,335	383	—	11,718
Deferred rent	11,698	1,490	—	13,188
Deferred compensation liability	1,142	—	—	1,142
Capital lease obligation, net of current portion	197	—	—	197
Long-term deferred income taxes	171,573	—	—	171,573
Other liabilities	6,203	—	—	6,203
Total liabilities	1,419,095	175,917	(323,865)	1,271,147

Member’s Equity:
Member units	546,365	—	—	546,365
Additional paid-in capital	—	99,943	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Accumulated deficit	(26,687)	(15,404)	15,404	(26,687)
Other comprehensive loss	(1,391)	—	—	(1,391)
Total equity	499,087	84,539	(84,539)	499,087
Total liabilities and equity	$1,918,182	$260,456	$(408,404)	$1,770,234

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,746,916	$180,033	$—	$—	$1,926,949
Cost of sales	1,169,431	139,418	—	—	1,308,849
Gross profit	577,485	40,615	—	—	618,100
Selling, general and administrative expenses	494,147	51,587	525	—	546,259
Operating income (loss)	83,338	(10,972)	(525)	—	71,841
Other (income) expense:
Interest expense	62,734	—	—	—	62,734
Equity in loss of subsidiaries	11,503	—	—	(11,503)	—
Total other expense, net	74,237	—	—	(11,503)	62,734
Income (loss) before provision for income taxes	9,101	(10,972)	(525)	11,503	9,107
Provision for income taxes	3,599	—	6	—	3,605
Net income (loss)	$5,502	$(10,972)	$(531)	$11,503	$5,502
Comprehensive income (loss)	$5,895	$(10,972)	$(531)	$11,503	$5,895

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Ten Months Ended January 31, 2014

 (Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,394,131	$134,612	$—	$1,528,743
Cost of sales	932,841	100,236	—	1,033,077
Gross profit	461,290	34,376	—	495,666
Selling, general and administrative expenses	438,405	43,044	—	481,449
Operating income (loss)	22,885	(8,668)	—	14,217
Other (income) expense:
Interest income	(16)	—	—	(16)
Interest expense	50,820	—	—	50,820
Equity in loss of subsidiaries	8,668	—	(8,668)	—
Loss on extinguishment of debt	4,391	—	—	4,391
Total other expense, net	63,863	—	(8,668)	55,195
Loss before provision for income taxes	(40,978)	(8,668)	8,668	(40,978)
Benefit for income taxes	(28,493)	—	—	(28,493)
Net loss	$(12,485)	$(8,668)	$8,668	$(12,485)
Comprehensive loss	$(12,624)	$(8,668)	$8,668	$(12,624)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended March 30, 2013

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,522,535	$146,116	$—	$1,668,651
Cost of sales	1,011,222	105,829	—	1,117,051
Gross profit	511,313	40,287	—	551,600
Selling, general and administrative expenses	447,382	45,934	—	493,316
Operating income (loss)	63,931	(5,647)	—	58,284
Other (income) expense:
Interest income	(296)	(46)	—	(342)
Interest expense	60,898	—	—	60,898
Equity in loss of subsidiaries	5,601	—	(5,601)	—
Loss on extinguishment of debt	16,346	—	—	16,346
Other	380	—	—	380
Total other expense (income), net	82,929	(46)	(5,601)	77,282
Loss before provision for income taxes	(18,998)	(5,601)	5,601	(18,998)
Benefit for income taxes	(10,089)	—	—	(10,089)
Net loss	$(8,909)	$(5,601)	$5,601	$(8,909)
Comprehensive loss	$(10,184)	$(5,601)	$5,601	$(10,184)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,239	$9,970	$62	$—	$38,271
Cash flows from investing activities:
Purchases of property and equipment	(101,357)	(10,000)	(30)	—	(111,387)
Proceeds from sale of fixed assets	31	8	—	—	39
Investment in subsidiary	(1)	—	—	1	—
Net cash used in investing activities	(101,327)	(9,992)	(30)	1	(111,348)
Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	305,500	—	—	—	305,500
Payments under revolving credit facility	(248,500)	—	—	—	(248,500)
Payments of capital lease obligation	(88)	—	—	—	(88)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—	—	—	(76)
Capital contributions	—	—	1	(1)	—
Net cash provided by financing activities	50,698	—	1	(1)	50,698
Net (decrease) increase in cash	(22,390)	(22)	33	—	(22,379)
Cash — beginning of period	33,723	1,119	—	—	34,842
Cash - end of period	$11,333	$1,097	$33	$—	$12,463

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ten Months Ended January 31, 2014

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$69,651	$10,795	$478	$80,924

Cash flows from investing activities:
Purchases of property and equipment	(52,280)	(9,810)	—	(62,090)
Proceeds from sale of fixed assets	1,452	21	—	1,473
Net cash used in investing activities	(50,828)	(9,789)	—	(60,617)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Dividend paid	(95,512)	—	—	(95,512)
Payments of debt	(6,174)	—	—	(6,174)
Payments of debt issuance costs	(2,343)	—	—	(2,343)
Payments of capital lease obligation	(69)	—	—	(69)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	(7,781)
Proceeds from debt	100,000	—	—	100,000
Excess tax benefit from share-based payment arrangements	138	—	—	138
Net cash used in financing activities	(30,941)	—	—	(30,941)
Net (decrease) increase in cash	(12,118)	1,006	478	(10,634)
Cash — beginning of period	45,841	113	(478)	45,476
Cash - end of period	$33,723	$1,119	$—	$34,842

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended March 30, 2013

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$85,330	$(3,428)	$(478)	$81,424

Cash flows from investing activities:
Purchases of property and equipment	(57,849)	(4,645)	—	(62,494)
Proceeds from sale of fixed assets	12,064	—	—	12,064
Purchases of investments	(1,996)	—	—	(1,996)
Proceeds from sale of investments	5,256	—	—	5,256
Investment in subsidiary	(4,213)	—	4,213	—
Net cash used in investing activities	(46,738)	(4,645)	4,213	(47,170)

Cash flows from financing activities:
Payments of debt	(5,237)	—	—	(5,237)
Payments of debt issuance costs	(11,230)	—	—	(11,230)
Payments of capital lease obligation	(77)	—	—	(77)
Capital contributions	—	4,213	(4,213)	—
Net cash (used in) provided by financing activities	(16,544)	4,213	(4,213)	(16,544)
Net increase (decrease) in cash	22,048	(3,860)	(478)	17,710
Cash — beginning of period	23,793	3,973	—	27,766
Cash - end of period	$45,841	$113	$(478)	$45,476

17.                           Subsequent Events

In March 2015, in connection with Mr. Michael Kvitko’s resignation as Executive Vice President and Chief Merchandising Officer of the Company and all positions with Parent, Parent purchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko, for an aggregate consideration of $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 30, 2015, the Company’s controls and procedures were effective.

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

Based on its assessment, our management concluded that our internal control over financial reporting were effective as of January 30, 2015.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2015, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s executive officers and members of the board of directors (the “Parent Board”) of Number Holdings, Inc., the Company’s sole member, as of April 20, 2015:

Name	Age	Position
Stéphane Gonthier	48	President, Chief Executive Officer and Director
Bradley Lukow	51	Chief Financial Officer, Treasurer and Secretary
Richard Anicetti	57	Director
Norman Axelrod	62	Director
Michael Fung	64	Director
Andrew Giancamilli	64	Chairman of the Board of Directors
Dennis Gies	36	Director
David Kaplan	47	Director
Scott Nishi	39	Director
Adam Stein	39	Director

Stéphane Gonthier joined the Company as President and Chief Executive Officer and as a director in September 2013. Mr. Gonthier brings more than 15 years of experience in value-oriented retail, having most recently served from September 2007 to August 2013 as Chief Operating Officer at Dollarama Inc. (TSX:DOL) (“DOL”), the leading dollar store chain in Canada that operates more than 800 stores across the country. Prior to that, he served in various executive positions with Alimentation Couche-Tard Inc. (TSX:ATD.B), a global convenience store chain best known as the operator of the Circle K stores in the United States, from 1998 until 2007. His final position at that company was as Senior Vice President, Eastern North America, where he was responsible for four divisions consisting of approximately 2,600 convenience stores in Canada and the United States. Mr. Gonthier has a Bachelor of Civil Law from Université de Montréal and a Master of Business Administration from Université de Sherbrooke. Mr. Gonthier was called to the Québec Bar in 1989. Mr. Gonthier also serves as a member of the board of directors of Investissements Trévi Inc., Spectra Premium Industries Inc. and Colabor Group Inc. (TSX:GCL). With his extensive experience, Mr. Gonthier brings valuable knowledge of and expertise in the retail industry to the Parent Board.

Bradley Lukow joined the Company in January 2015 as Chief Financial Officer, Treasurer and Secretary. Mr. Lukow joined the Company following a 20-year career at Shoppers Drug Mart Corporation, Canada’s leading national retail pharmacy chain, where he served most recently as Executive Vice President and Chief Financial Officer since 2009, having responsibility for all finance, strategy, real estate development, information technology and business development functions. Mr. Lukow was a key member of the management team as the company grew its store network to 1,253 Shoppers Drug Mart/Pharmaprix stores across Canada. Mr. Lukow also served as the finance lead in the initial public offering of Shoppers Drug Mart Corporation in 2001 and the most recent sale of the company in 2013 to Loblaw Companies Limited, Canada’s largest food retailer. Prior to Shoppers, Mr. Lukow served in various roles at Loblaw, including financial reporting, budgeting and planning, taxation and internal audit from 1990 until 1994. Mr. Lukow began his career at Ernst & Young after graduating from the University of Western Ontario’s School of Business. He holds a Chartered Accountancy designation in Canada.

Richard Anicetti joined the Company as a director in May 2012 and served as Interim President and Chief Executive Officer from January 2013 until September 2013. Mr. Anicetti is also currently the President and Founder of From One To Many Leadership Consulting LLC focusing on leadership, strategic planning, process redesign and organizational change management consulting. Mr. Anicetti served as an Executive Vice President of Delhaize Group from September 2002 to May 2010. Mr. Anicetti also served as the Chief Executive Officer of Delhaize America Shared Services from January 2010 to May 2010. He served as the President and COO of Food Lion, LLC, a subsidiary of Delhaize America Inc., from September 2001 to October 2002 and Chief Executive Officer of Food Lion from October 2002 to December 2010. Mr. Anicetti joined Food Lion in August 2000. He also is a former member of the Board of Directors of A&P Supermarkets and the US Advisory Board for Brambles Ltd, a logistics company based in Sydney, Australia. Mr. Anicetti is also a member of the Board of Trustees for Bennett College for Women, is a member of the National Advisory Board for Duke Children’s Hospital and a member of the Board of Directors for NC/VA Easter Seals UCP. With his more than 30 years experience and strong record of performance in the food retail industry, Mr. Anicetti brings to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Norman Axelrod joined the Company as a director in January 2012. Beginning in 1988, he served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006. He is also the Chairman of the boards of directors of Guitar Center Holdings, Inc. and the parent entity of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and serves on the boards of directors of

Smart & Final Stores, Inc. and the parent entities of The Neiman Marcus Group LLC and Jaclyn, Inc., a handbags and apparel company. He has also previously served as the Chairman of the board of directors of GNC Holdings, Inc., National Bedding Company LLC and Simmons Company and as a member of the board of directors of Reebok International Ltd. and Maidenform Brands, Inc. Mr. Axelrod, through his consulting entity, NAX 18, LLC, has provided consulting services to certain entities related to Ares Management. Mr. Axelrod earned a B.S. in Management and Marketing from Lehigh University and an M.B.A. from New York University. With his experience on the board of directors of a variety of companies and as the Chief Executive Officer of Linens ‘n Things, Inc., Mr. Axelrod brings to the Parent Board leadership skills and extensive knowledge of complex operational and management issues.

Michael Fung joined the Company as a director in December 2013 and served as the Company’s Interim Executive Vice President and Chief Administrative Officer from January 2013 until September 2013. Mr. Fung served as Senior Vice President and Chief Financial Officer at Walmart U.S. from 2006 until his retirement in February 2012. At Walmart U.S., Michael also served as Senior Vice President, Internal Audit Services between 2003 and 2006, and as Vice President, Finance and Administration for Global Procurement between 2001 and 2003. Before joining Walmart, Mr. Fung spent five years as Vice President and Chief Financial Officer for Sensient Technologies Corporation, three years as Senior Vice President and Chief Financial Officer for Vanstar Corporation and four years as Vice President and Chief Financial Officer for Bass Pro Shops, Inc. Mr. Fung is currently a member of the Board of Directors of Franklin Covey Co. Mr. Fung is a Certified Public Accountant (Inactive) in the State of Illinois. He received his MBA from the University of Chicago and his BS in Accounting from the University of Illinois at Chicago. Mr. Fung brings valuable financial knowledge and experience to the Parent Board.

Andrew Giancamilli joined the Company as a director in May 2012. He has served as President and Chief Executive Officer of Katz Group Canada Ltd., the Canadian subsidiary of The Katz Group of Companies, from October 2003 to February 2012. Prior to joining Katz Group Canada, Mr. Giancamilli was with Canadian Tire Corporation Ltd. from 2001 to 2003. Mr. Giancamilli also held several positions, including President and Chief Operating Officer, at Kmart Corporation from 1995 to 2001 and served as President and Chief Operating Officer of Perry Drug Stores, Inc., a U.S.-based drug store chain, from 1993 to 1995. Mr. Giancamilli serves as a director of Smart & Final Stores, Inc. and the National Association of Chain Drugs Stores (NACDS), is on the GS1 Canada Board, and has served as a Director of the Canadian Association of Chain Drug Stores (CACDS). He also has served as a member of the Board of Directors of the Canadian Opera Company, Sacred Heart Rehabilitation Center and has served as a Trustee of the Detroit Opera House. With his more than 30 years experience and strong record of performance in the retail industry, Mr. Giancamilli brings to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Dennis Gies joined the Company as a director in January 2012. He is a Principal in the Private Equity Group of Ares Management. Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings. He currently serves on the boards of directors of Smart & Final Stores, Inc. and the parent entity of Sotera Defense Solutions, Inc. Mr. Gies graduated with a MS in Electrical Engineering from University of California, Los Angeles and magna cum laude with a BS in Electrical Engineering from Virginia Tech. Mr. Gies brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

David Kaplan joined the Company as a director in January 2012. He is a Co-Founder of Ares Management and a Director and Senior Partner of Ares Management GP LLC, the general partner of Ares Management, L.P. He is a Senior Partner of Ares Management, Co-Head of its Private Equity Group and a member of its Management Committee. He additionally serves on several of the Investment Committees for the Ares Management private equity funds. Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the boards of directors of Smart & Final Stores, Inc. and the parent entity of The Neiman Marcus Group LLC, and as a member of the boards of directors of ATD Corporation, the parent entities of Floor and Decor Outlets of America, Inc. and Guitar Center, Inc. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation and Allied Waste Industries Inc. Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center, is a Trustee of the Center for Early Education, is a Trustee of the Marlborough School and serves on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. Mr. Kaplan brings to the Parent Board over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries.

Scott Nishi joined the Company as a director in January 2012. He is a Principal in the Principal Investing Group of CPPIB Equity. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi also serves on the board of directors of the parent entity of The Neiman Marcus Group LLC. Mr. Nishi holds an MBA from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

Adam Stein joined the Company as a director in January 2012. He is a Partner in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co. where he participated in the execution of leveraged loan, high yield bond and mezzanine financing transactions across various industries. Mr. Stein serves on the boards of directors of Marietta Corporation and Smart & Final Stores, Inc. and the parent entities of Floor and Decor Outlets of America, Inc., The Neiman Marcus Group LLC and Guitar Center, Inc. Mr. Stein previously served on the board of directors of Maidenform Brands, Inc. Mr. Stein also serves on the Advisory Board of the Los Angeles Food Bank. Mr. Stein graduated with distinction from Emory University’s Goizueta Business School, where he received a B.A. in Business Administration with a concentration in Finance. Mr. Stein brings to the Parent Board financial expertise, as well as over 10 years of experience as a private equity investor evaluating and managing investments in companies across various industries and as a member of the boards of directors of other retail and consumer products companies.

Conversion

Effective upon and following the Conversion, we are managed by our sole member, Parent, rather than directly by a board of directors. The Parent Board serves in the capacity of the board of directors for us.

Board Composition and Terms

As of April 20, 2015, the Parent Board was composed of nine directors. Each director serves for annual terms or until his or her successor is elected and qualified. Pursuant to the stockholders agreement of our Parent, one of our Parent’s two principal stockholders has the right to designate four members of the Parent Board and two independent members of the Parent Board, which independent directors shall be approved by the other principal stockholder, and the other principal stockholder has the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board.  For more details of the stockholders agreement of our Parent, see “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report.

Board Committees

The Parent Board has established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).

Audit Committee

The Audit Committee has the authority to supervise the auditing of us and Parent and to act as liaison between us and our independent registered public accounting firm. The members of the Audit Committee are Michael Fung (Chair), Dennis Gies, Scott Nishi and Adam Stein. The Parent Board has determined that each of Messrs. Fung and Stein is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K and has the attributes set forth in such section.

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

Item 11.  Executive Compensation

Change in Fiscal Year

As discussed Note 1 to the Consolidated Financial Statements, in December 2013, the Parent Board approved a change in fiscal year. Due to this change, transition fiscal 2014 was a 10-month fiscal year (March 31, 2013 — January 31, 2014). Therefore, compensation amounts disclosed below with respect to transition fiscal 2014 reflect compensation during the shortened fiscal 2014 period.

Compensation of Directors

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”) based on recommendations from the Compensation Committee.  Non-executive directors who are employed by Ares or CPPIB do not receive compensation for their services as directors.  Messrs. Anicetti, Axelrod, Fung and Giancamilli are not employed by Ares or CPPIB, and accordingly, they are the only directors who earned compensation for services as a director for fiscal 2015.  Mr. Axelrod earned $50,000 in cash fees in fiscal 2015, Mr. Giancamilli earned $35,000 in cash fees in fiscal 2015, Mr. Anicetti earned $35,000 in cash fees in fiscal 2015 and Mr. Fung earned $45,000 in cash fees in fiscal 2015.

Director Compensation for Fiscal 2015

The following table provides information regarding the compensation earned by or awarded to our non-executive directors during fiscal 2015:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Norman Axelrod	$50,000	$50,000
Andrew Giancamilli	$35,000	$35,000
Rick Anicetti	$35,000	$35,000
Michael Fung	$45,000	$45,000

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Axelrod, Kaplan, Nishi and Stein.  To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Executive Compensation

Fiscal 2015 was a year of change for our named executive officers (“Named Executive Officers,” “NEOs” or “executives”). Mr. Frank Schools resigned on May 30, 2014, and Mr. Chris Laurence served as Interim Chief Financial Officer, Treasurer and Secretary while we conducted a search for a permanent Chief Financial Officer and remained with us after resigning his titles to transition his position and complete special projects. Mr. Bradley Lukow was appointed Chief Financial Officer, Treasurer and Secretary on January 12, 2015. Mr. Michael Kvitko, our other executive officer, resigned on January 26, 2015. Our NEOs for fiscal 2015 are, therefore (i) the individual who served as our principal executive officer during fiscal 2015 (Mr. Gonthier), (ii) the three individuals who, at different points, served as our principal financial officer during fiscal 2015 (Mr. Lukow, Mr. Laurence and Mr. Schools), and (iii) the individual who would have been our other executive officer during fiscal 2015 but for the fact that he was no longer serving as an executive officer at the end of the year (Mr. Kvitko):

•                  Stéphane Gonthier – President and Chief Executive Officer

•                  Bradley Lukow – Chief Financial Officer, Treasurer and Secretary

•                  Frank Schools – Former Senior Vice President, Chief Financial Officer and Treasurer

•                  Christopher A. Laurence – Former Chief Financial Officer, Treasurer and Secretary

•                  Michael Kvitko – Former Executive Vice President and Chief Merchandising Officer

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

We have chosen these primary elements because each supports achievement of one or more of our compensation objectives, and each has an integral role in our total compensation program. In addition, the Compensation Committee determined that to attract and retain certain Named Executive Officers during certain transition periods, special compensation arrangements were required, as described under “Discretionary Bonuses,” “Interim Bonus,” “Retention Bonus” and “Signing Bonuses” below.

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

Base Salary.  The base salaries of our executives are intended to reflect the position, duties and responsibilities of each executive, the cost of living in Southern California, and the market for base salaries of similarly situated executives at other companies of similar size and in similar industries. Accordingly, Mr. Gonthier, as President and Chief Executive Officer, receives an annual base salary of $900,000, (which will be increased to $1,000,000 if the Company’s EBITDA performance over a twelve month period exceeds specified targets) and Mr. Lukow, as Chief Financial Officer, Treasurer and Secretary, receives an annual base salary of $550,000. Mr. Laurence, as Interim Chief Financial Officer, Treasurer and Secretary received a base salary of $37,500 per month, and maintained his base salary during his transition and work on special projects. Prior to their resignations, Mr. Kvitko, as Executive Vice President and Chief Merchandising Officer, received an annual base salary of $512,166 and Mr. Schools, as Chief Financial Officer and Treasurer, received an annual base salary of $357,175.

Annual Cash Bonuses.  Mr. Gonthier was eligible for an annual cash bonus in fiscal 2015 with a target bonus of 125% of his base salary. Mr. Lukow was eligible for an annual cash bonus in fiscal 2015 with a target bonus of 75% of his base salary. For fiscal 2015 and fiscal 2016 only, Mr. Lukow has a guaranteed minimum annual cash bonus of the target bonus, with the annual cash bonus for fiscal 2015 prorated for the period during which he was employed by the Company. Messrs. Schools and Kvitko were eligible to receive annual cash bonuses for fiscal 2015 with a target bonus of 50% of their respective base salaries had they remained employed on the date bonuses were paid. For fiscal 2015, our Budgeted EBITDA (as defined under our annual cash bonus plan) under its annual cash bonus plan was $188 million at target. We did not achieve the minimum threshold required to pay bonuses pursuant to the plan. Pursuant to Mr. Lukow’s guaranteed minimum annual cash bonus, he is entitled to a minimum bonus payment equal to 75% of his base salary, which is $23,798.

Discretionary Bonuses.  In transition fiscal 2014 we did not achieve the threshold target to pay annual cash bonuses. However, the Compensation Committee determined that to motivate and retain executives, including the Named Executive Officers, we would make a discretionary bonus to certain individuals with respect the period that would have been fiscal 2014 if the fiscal year was not shortened (March 31, 2013 through March 29, 2014). As a result, with respect to transition fiscal 2014 (March 31, 2013 through January 31, 2014), Mr. Gonthier received a bonus of $372,653; Mr. Schools received a bonus of $74,412; and Mr. Kvitko received a bonus of $106,702. With respect to the start of fiscal 2015 that would have been the remainder of fiscal 2014 had it not been shortened (February 1, 2014 through March 29, 2014), Mr. Gonthier received a bonus of $146,578; Mr. Schools received a bonus of $14,882; and Mr. Kvitko received a bonus of $21,340.

Interim Bonus.  While serving as Interim Chief Financial Officer, Treasurer and Secretary, Mr. Laurence was eligible to earn an interim cash incentive bonus equal to 50% of his annual base salary, for successful performance of his duties, payable upon the earlier of his separation from service from the Company or the date on which he is retained full-time in 2015. For fiscal 2015, this equaled $151,442. Following the transition of his duties, Mr. Laurence is eligible to earn an interim bonus, with a target of 50% of his base salary, for the period of January 12, 2015 through April 12, 2015, based on our achievement of certain EBITDA goals in the first quarter of fiscal 2016.

Retention Bonus.  Mr. Laurence was also entitled to receive a retention bonus of $8,333 per month while serving as Interim Chief Financial Officer, Treasurer and Secretary, payable upon the earlier of his separation from service from the Company or the date on which he is retained full-time in 2015. Following the transition of his duties, Mr. Laurence is eligible to earn a retention bonus of $100,000, subject to transitioning his position as Chief Financial Officer, completing certain special projects as assigned by our Chief Executive Officer and President, and his continued employment through April 12, 2015.

Signing Bonuses.  In connection with his hiring, Mr. Kvitko was granted a one-time signing bonus of $250,000, with 50% of the bonus payable upon accepting employment with the Company and 50% payable upon the earlier of (i) the 18 month anniversary of Mr. Kvitko joining the Company (such 18 month anniversary was May 25, 2014) and (ii) Mr. Kvitko and his family permanently relocating to California. If Mr. Kvitko’s employment with the Company was terminated for any reason other than by the Company without Cause within the first two years of Mr. Kvitko’s employment, then the signing bonus was subject to repayment. Mr. Kvitko received the second installment of his signing bonus during fiscal 2015.

In connection with his hiring, Mr. Lukow was granted a one-time signing bonus of $550,000. If Mr. Lukows’s employment is terminated for “cause” or he resigns without “good reason” (as each is defined below under “Potential Payments Upon Termination or Change in Control — Bradley Lukow”) prior to the first anniversary of his joining the Company (January 12, 2016), his entire signing bonus is subject to repayment. If Mr. Lukows’s employment is terminated for cause or he resigns without good reason after the first anniversary of his joining the Company but prior to the second anniversary of his joining the Company, then 50% of his signing bonus is subject to repayment.

Long-Term Incentives.  We provide our executives with long-term incentive compensation through stock option awards granted under Parent’s 2012 Stock Incentive Plan. We did not grant any stock option awards in fiscal 2015 to our Named Executive Officers. However, in connection with hiring Mr. Lukow, we agreed to grant, and subsequently granted in fiscal 2016, stock options to purchase an aggregate of 5,000 shares of each of the Class A and Class B Common Stock. A portion of the options are subject to time-based vesting requirements and a portion of the options are subject to performance-based vesting requirements. Provided Mr. Lukow continues to remain employed by the Company, 3,750 of the options will vest in equal installments on each of the first five anniversaries of the date Mr. Lukow joined the Company. The remaining 1,250 of the options are subject to performance requirements and will vest upon, and subject to, the Company’s and Parent’s achievement of performance hurdles. All of the foregoing options are subject to the terms of the 2012 Plan and the award agreement under which they were granted. Pursuant to Mr. Lukow’s award agreement, if Mr. Lukow’s employment is terminated by the Company without “cause” or by Mr. Lukow for “good reason” (as each is defined below under “Potential Payments Upon Termination or Change in Control — Bradley Lukow”) within six months following a Change in Control (i) prior to the second anniversary of the grant date, the time-vested portion of his option will accelerate by two years or (ii) after the second anniversary of the grant date, the time-vested portion of his option will accelerate by one year.

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

Severance.  In connection with their resignations, Mr. Schools and Mr. Kvitko each received severance amounts in exchange for their execution of a release of claims in favor of the Company and continued compliance with certain restrictive covenants. Mr. Schools received (i) continuation of his base salary for six months, (ii) an amount equal to his COBRA premiums for six months, and (iii) career transition services. Mr. Kvitko is entitled to receive (i) continuation of his base salary for 18 months, (ii) an amount equal to 18 months of the employer portion of his health care premiums, (iii) reimbursement of shipping his household goods back to Raleigh, North Carolina, and (iv) reimbursement for the early termination of his lease in Los Angeles, California.

Post-Termination Arrangements.  The employment agreement with Mr. Gonthier and our agreement with Mr. Lukow contain severance provisions. The terms of these agreements related to post-termination compensation are described in detail under “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Norman Axelrod
David Kaplan
Scott Nishi
Adam Stein

COMPENSATION TABLES

Summary Compensation Table for Fiscal 2015

The following table sets forth information concerning all compensation paid to or earned by our NEOs for services to the Company in all capacities during fiscal 2015:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Option Awards ($)(b)(c)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(d)	Total ($)

Stéphane Gonthier	2015	910,385	146,578	—	—	84,155	1,141,118
President and Chief Executive Officer	2014	349,615	1,272,653	8,983,752	—	101,833	10,707,853

Bradley Lukow	2015	21,154	573,798	—	—	—	594,952
Chief Financial Officer, Treasurer and Secretary

Frank Schools	2015	133,192	14,882	—	—	190,354	338,428
Former Senior Vice President, Chief Financial Officer and Treasurer	2014	296,141	74,412	—	—	6,691	377,244
	2013	350,096	175,000	—	147,231	1,296	673,623

Christopher A Laurence	2015	295,962	218,106	—	—	8,430	522,498
Former Interim Chief Financial Officer, Treasurer and Secretary

Michael Kvitko	2015	531,209	146,340	—	—	39,554	717,103
Former Executive Vice President, Chief Merchandising Officer	2014	425,828	106,702	—	—	44,469	576,999
	2013	165,385	375,000	0	83,077	285	623,747

(a)                                 For Mr. Gonthier, the amount reported in the Bonus column for 2014 reflects a one-time signing bonus of $900,000 and a discretionary cash bonus of $146,578. For Mr. Lukow the amount reported in the Bonus column for 2015 reflects a one-time signing bonus of $550,000 and a guaranteed minimum bonus payment of $23,798 for fiscal 2015. For Mr. Schools, the amount reported in the Bonus column for 2013 reflects a one-time retention bonus; the amount reported in the Bonus column for 2014 reflects a discretionary cash bonus of $74,412; and the amount reported in the Bonus column for 2015 reflects a discretionary cash bonus of $14,882. For Mr. Laurence, the amount reported in the Bonus column for 2015 represents a monthly retention bonus of $8,333 for each month worked as Interim Chief Financial Officer, Treasurer and Secretary, and a monthly interim bonus equal to 50% of his base salary for each month worked as Interim Chief Financial Officer, Treasurer and Secretary, in each case, paid upon completion of his interim employment. For Mr. Kvitko, the amount reported in the Bonus column for 2013 reflects a one-time retention bonus and first half of the signing bonus; the amount reported in the Bonus column in 2014 reflects a discretionary cash bonus of $106,702; and the amount reported in the Bonus column for 2015 reflects the second half of the signing bonus and a discretionary cash bonus of $21,340.

(b)                                 In accordance with SEC regulations, this column sets forth the aggregate grant date fair value of stock options computed in accordance with ASC 718. Amounts shown in this column may not correspond to the actual value that will be realized by the Named Executive Officers.  The options granted are options to purchase the common stock of Parent.  See Note 11 to the Consolidated Financial Statements for the assumptions used to calculate grant date fair value.

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

(d)                                 The amounts reported in the All Other Compensation column reflect, for each executive, as applicable (i) post-termination payments, (ii) the amount of our matching contribution under our 401(k) plan, (iii) dollar value of life insurance premiums we paid for each executive, (iv) relocation expenses, (v) auto allowance and (vi) other company-paid insurance premiums.  Specifically, the All Other Compensation column above includes:

Name	Year	Post-Termination Payments ($)	Matching 401 (k) Contribution ($)	Value of Life Insurance Premiums ($)	Relocation Expenses ($)	Auto Allowance ($)	Value of Other Company-Paid Insurance Premiums ($)	Total ($)

Stéphane Gonthier	2015	—	12,462	795	41,189	16,923	12,786	84,155
	2014	—	—	179	92,954	6,923	1,777	101,833

Bradley Lukow	2015	—	—	—	—	—	—	—

Frank Schools	2015	183,150	4,613	789	—	—	1,802	190,354
	2014	—	—	1,884	—	—	4,807	6,691
	2013	—	—	1,296	—	—	—	1,296

Christopher A. Laurence	2015	—	—	443	—	—	7,987	8,430

Michael Kvitko	2015	—	—	1,344	24,853	—	13,357	39,554
	2014	—	—	1,008	31,320	—	12,141	44,469
	2013	—	—	285	—	—	—	285

Grants of Plan-Based Awards for Fiscal 2015

The following table sets forth information concerning the annual bonus plan and options granted to the Named Executive Officers under Parent’s 2012 Stock Incentive Plan during fiscal 2015:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)			All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name	Grant Date	Threshold ($)(b)	Target ($)	Maximum ($)(c)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)

Stéphane Gonthier	—	562,500	1,125,000	—	—	—	—

Bradley Lukow	—	23,798	23,798	—	—	—	—

Frank Schools	—	37,206	74,411	—	—	—	—

Christopher A. Laurence	—	—	—	—	—	—	—

Michael Kvitko	—	128,042	256,084	—	—	—	—

(a)                                 The amounts represent the threshold, target and maximum payout amounts under the Company’s annual cash bonus plan. See “Components of Executive Compensation — Annual Cash Bonuses” above for more information regarding the annual cash bonuses.

(b)                                 The threshold amount provided for Mr. Lukow is his minimum guaranteed bonus for the most recently completed fiscal year, provided pursuant to his compensation arrangement with the Company. For years after fiscal 2016, Mr. Lukow will not have a minimum guaranteed bonus.

(c)                                  Under the annual cash bonus plan, participants do not have a maximum total payout.

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth information on stock options held by the Named Executive Officers as of January 30, 2015:

Name	Grant Date	Securities Underlying Unexercised Options (#)Exercisable	Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price ($)	Option Expiration Date

Stéphane Gonthier (a)	10/9/2013	4,839	16,666	1,219.00	10/09/23

Bradley Lukow	—	—	—	—	—

Frank Schools	—	—	—	—	—

Christopher A. Laurence	—	—	—	—	—

Michael Kvitko (b)	11/28/2012	1,120	—	1,000.00	4/26/15

(a)                                 For Mr. Gonthier, 16,129 of outstanding options are time-based stock options with a vesting schedule of four years (30% on first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date). For Mr. Gonthier, 5,376 of outstanding options are performance-based and vest upon the Company’s and Parent’s achievement of certain performance hurdles. His options are all subject to a ten year term.

(b)                                 Mr. Kvitko’s unexercisable options were forfeited in connection with his termination of employment. and his exercisable options were repurchased by Parent after the end of fiscal 2015.

Options Exercised in Fiscal 2015

The following table sets forth for the Named Executive Officers, the number of shares acquired on the exercise of options and the value realized on exercise of options during fiscal 2015:

Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)

Stéphane Gonthier	—	—

Bradley Lukow	—	—

Frank Schools	220	62,920	(a)

Christopher A. Laurence	—	—

Michael Kvitko (b)	—	—

(a)                                 The Company repurchased Mr. Schools’ vested stock options in connection with his termination of employment for the difference between the fair market value of the underlying shares and the exercise price times the number of options repurchased.

(b)                                 Parent repurchased Mr. Kvitko’s options after the end of fiscal 2015 in connection with his termination of employment for the difference between the fair market value of the underlying shares and the exercise price times the number of options repurchased.

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

Bradley Lukow

If Mr. Lukow’s employment is terminated without “cause” (as defined in Parent’s 2012 Stock Incentive Plan) or by Mr. Lukow with “good reason” (as defined below), Mr. Lukow will receive continuation of his base salary for 12 months following such termination and an amount equal to the employer contribution to medical insurance premiums for 12 months following such termination, subject in each case to Mr. Lukow executing and not revoking a valid release of claims in favor of the Corporation.

For the purposes of the agreement, “good reason” means the occurrence of any material reduction of Mr. Lukow’s title, responsibilities or reporting relationships, assignment of duties that are material and adverse to a position of the nature of Chief Financial Officers. In each instance, in order to constitute good reason, Mr. Lukow must provide the Company with written notice within 90 days following the occurrence of the event constituting good reason, the Company must fail to cure the event within 30 days following the notice, and Mr. Lukow must then resign within 15 days following expiration of the Company’s cure period.

The following table sets forth information on the potential payments to the Named Executive Officers (or in the case of Messrs. Schools and Kvitko the actual payments made or to be made in connection with their separation) upon a termination or change in control, assuming a termination or change in control occurred on January 30, 2015 (or, in the case of Messrs. Schools and Kvitko, the date of their separation):

Name	Cash Payments ($)		Continuation of Group Health Plans ($)	Acceleration of Vesting of Options ($)
Stéphane Gonthier
Termination Without Cause or With Good Reason	1,800,000	(a)	16,433	336,483	(g)
Death/Total and Permanent Disability	900,000	(b)	—	336,483	(g)
Change in Control	—		—	1,177,691	(h)

Bradley Lukow
Termination Without Cause or With Good Reason	550,000	(c)	10,995	—

Frank Schools
Termination Without Cause or With Good Reason	178,588	(d)	4,562	—

Christopher A. Laurence
Termination Without Cause or With Good Reason	218,106	(e)	—	—

Michael Kvitko
Termination Without Cause or With Good Reason	776,945	(f)	16,433	—

(a)                                 Cash payment for Mr. Gonthier represents two times base salary ($1,800,000) and two times average annual cash bonus, without taking into account any minimum bonus amounts ($0).

(b)                                 Cash payment for Mr. Gonthier represents one year of base salary ($900,000).

(c)                                  Cash payment for Mr. Lukow represents one year of base salary ($550,000).

(d)                                 Cash payment for Mr. Schools represents six months of base salary continuation ($178,588).

(e)                                  Cash payment for Mr. Laurence represents the retention bonus and the interim bonus, each covering the period from May 30, 2014 to January 30, 2015, which would be due to Mr. Laurence upon completion of his interim assignment.

(f)                                   Cash payment for Mr. Kvikto represents 18 months of base salary continuation ($768,250), reimbursement for moving household goods ($6,000) and reimbursement of an early termination fee on a lease ($2,695).

(g)                                  Acceleration of 20% of time-based options granted to Mr. Gonthier upon termination without cause, with good reason, death or total and permanent disability.

(h)                                 Acceleration of 100% of time-based options granted to Mr. Gonthier upon change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

All of the outstanding membership units of 99 Cents Only Stores LLC are held directly by Parent.

The following table sets forth, as of March 31, 2015, certain information relating to the ownership of the common stock of Parent by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Shares issuable upon the exercise of options exercisable on March 31, 2015 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  The percentages of shares outstanding provided in the table below are based upon 542,646 shares of Class A Common Stock and 542,646 shares of Class B Common Stock outstanding as of March 31, 2015.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock of Parent	Percent of Class A Common Stock of Parent	Number of Shares of Class B Common Stock of Parent		Percent of Class B Common Stock of Parent
Directors and Named Executive Officers (2)
Stéphane Gonthier (3)	15,137	2.74%	15,137		2.74%
Bradley Lukow(4)	1,250	*	1,250		*
Frank Schools	—	—	—		—
Christopher Laurence	—	—	—		—
Michael Kvitko (5)	—	—	—		—
Richard Anicetti (6)	454	*	454		*
Norman Axelrod (7)	1,050	*	1,050		*
Michael Fung (8)	360	*	360		*
Andrew Giancamilli (9)	510	*	510		*
Dennis Gies (10)	—	—	—		—
David Kaplan (11)	—	—	—		—
Scott Nishi (12)	—	—	—		—
Adam Stein (13)	—	—	—		—
All of our current executive officers and directors as a group, 10 persons	18,761	3.38%	18,761		3.38%
Beneficial Owners of 5% or More of Parent’s Outstanding Common Stock
Ares Corporate Opportunities Fund III, L.P. (14)	335,900	61.90%	373,900	(16)	68.90%
CPP Investment Board (USRE II) Inc. (15)	200,000	36.86%	162,000		29.85%

*                 Less than 1% of the outstanding shares.

(1)                                 Except as otherwise noted, the address of each beneficial owner is c/o 99 Cents Only Stores LLC, 4000 Union Pacific Avenue, City of Commerce, CA 90023.

(2)                                 Through a voting agreement within the stockholders agreement, (i) Ares has the right to designate four members of the Parent Board and, subject to the approval of CPPIB, two independent members of the Parent Board, and (ii) CPPIB has the right to designate two members of the Parent Board, in each case, for so long as such Sponsor and its affiliates and permitted transferees own at least 15% of outstanding shares of Class A Common Stock. Under the terms of the stockholders agreement, each of the Sponsors has agreed to vote in favor of the other’s director designees. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.” As a result, each of the Sponsors may be deemed to be the beneficial owner of the shares of Class A Common Stock of Parent owned by the other. Each of Ares and CPPIB expressly disclaims beneficial ownership of the shares of Class A Common Stock of Parent not directly held by it, and such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by Ares or CPPIB.

(3)                                 Consists of (i) 5,376 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Gonthier upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2015 and 4,839 shares of each of Class A Common Stock and Class B Common stock issuable to Mr. Gonthier upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2015 and (ii) 4,922 shares of each of

                                                Class A Common Stock and Class B Common Stock directly held by Avenue of the Stars Investments LLC, a Delaware limited liability company (“Avenue of the Stars Investments”). Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments. Such shares were purchased in connection with a Stock Purchase Agreement, dated as of September 30, 2013, for an aggregate purchase price of $5,999,918.

(4)                                 Consists of 1,250 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Lukow upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2015.

(5)                                 Mr. Kvitko resigned as Executive Vice President and Chief Merchandising Officer of the Company and all positions with Parent and each of its subsidiaries effective January 26, 2015. In March 2015, Parent repurchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko.  See footnote (b) to the “Options Exercised in Fiscal 2015” table and Note 17 to our Consolidated Financial Statements for more information.

(6)                                 Consists (i) 354 shares of each of Class A Common Stock and Class B Common Stock directly held by From One to Many Leadership Consulting LLC, of which Mr. Anicetti is the sole member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $455,598, and (ii) 100 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Anicetti upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2015.

(7)                                 Consists of (i) (a) 500 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Axelrod and (b) 250 shares of each of Class A Common Stock and Class B Common Stock directly held by AS Skip, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of June 11, 2012, for an aggregate purchase price of $750,000, and (ii) 300 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Axelrod upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2015.

(8)                                 Consists of (i) 310 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Fung; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $398,970 and (ii) 50 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Fung upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2015.

(9)                                 Consists of (i) 410 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Giancamilli; such shares were purchased in connection with a Stock Purchase Agreement, dated as of October 8, 2013, for an aggregate purchase price of $499,790, and (ii) 100 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Giancamilli upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2015.

(10)                          The address of Mr. Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Gies is a Principal in the Private Equity Group of Ares Management. Mr. Gies expressly disclaims beneficial ownership of the shares owned by Ares.

(11)                          The address of Mr. Kaplan is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management and Senior Partner of Ares Management GP LLC, the general partner of Ares Management, L.P. (“Ares L.P.”), both of which indirectly control Ares. Mr. Kaplan expressly disclaims beneficial ownership of the shares owned by Ares.

(12)                         The address of Mr. Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5. Mr. Nishi is a Principal in the Direct Private Equity Group of CPPIB. Mr. Nishi expressly disclaims beneficial ownership of the shares owned by CPPIB.

(13)                          The address of Mr. Stein is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067. Mr. Stein is a Partner in the Private Equity Group of Ares Management. Mr. Stein expressly disclaims beneficial ownership of the shares owned by Ares.

(14)                          Refers to shares owned by Ares acquired in connection with the Merger. The manager of Ares is ACOF Operating Manager III, LLC (“ACOF Operating Manager III”), and the sole member of ACOF Operating Manager III is Ares Management. The sole member of Ares Management is Ares Management Holdings L.P. (“Ares Management Holdings”) and the general partner of Ares Management Holdings is Ares Holdings Inc. (“Ares Holdings”), whose sole stockholder is Ares L.P. The general partner of Ares L.P. is Ares Management GP LLC (“Ares Management GP”) and the sole member of Ares Management GP is Ares Partners Holdco LLC (“Ares Partners” and, together with Ares, ACOF Operating Manager III, Ares

                                                Management, Ares Management Holdings, Ares Holdings, Ares L.P., and Ares Management GP, the “Ares Entities”). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Mr. Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal. Decisions by Ares Partners’ board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Antony Ressler. Each of the Ares Entities (other than ACOF III with respect to the shares held directly by it) and the members of Ares Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of common stock owned by Ares. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

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

Management Services Agreements

Upon completion of the Merger, we and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, we and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain management and financial services and certain expenses and provide customary indemnification to the Sponsors and their affiliates.  In fiscal 2013, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.7 million. In transition fiscal 2014, we reimbursed affiliates of the Sponsors for their expenses in the amount of less than $0.1 million. The Sponsors provided no services to us during fiscal 2015 or transition fiscal 2014.

Parent Stock Purchase Agreements

In March 2015, in connection with Mr. Kvitko’s resignation as Executive Vice President and Chief Merchandising Officer of the Company and all positions with Parent, Parent purchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko, for an aggregate consideration of approximately $0.4 million.

In May 2014, in connection with Mr. School’s resignation as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Parent, Parent purchased all of the shares of Class A Common Stock and Class B Common Stock held by the Frank Schools Living Trust (of which Mr. Schools is the Trustee) and all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Schools, for an aggregate consideration of approximately $0.2 million. Mr. Schools, through the Trust, initially purchased (i) these shares of Class A Common Stock and Class B Common Stock in October 2013 pursuant to a Stock Purchase Agreement between Parent and the Trust and (ii) these options to purchase shares of Class A Common Stock and Class B Common Stock in September and November 2012 pursuant to certain Non-Qualified Stock Option Agreements between Parent and the Trust.

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

In September 2013, in connection with Mr. Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Avenue of the Stars Investments. Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments. Pursuant to the terms of this agreement, Mr. Gonthier purchased an aggregate 4,922 shares of Class A Common Stock and 4,922 shares of Class B Common Stock for an aggregate purchase price of approximately $6.0 million.

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

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with one of Parent’s sponsors, an affiliate of Ares, are lenders. As of January 30, 2015 and January 31, 2014, certain affiliates of Ares held approximately $1.4 million and $3.4 million of term loans under the First Lien Term Loan Facility, respectively. The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Director Independence

As of April 20, 2015, the Board was comprised of Richard Anicetti, Norman Axelrod, Michael Fung, Andrew Giancamilli, Dennis Gies, Stéphane Gonthier, David Kaplan, Scott Nishi and Adam Stein.  Pursuant to the stockholders agreement of Parent, Messrs. Axelrod, Gies, Kaplan and Stein were designated by Ares and Mr. Nishi was designated by CPPIB.  Messrs. Anicetti, Fung and Giancamilli were designated and approved by the Sponsors.  Mr. Gonthier, as chief executive officer, was elected pursuant to the stockholders agreement of Parent.  We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors or other governing body be independent.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as our independent registered public accounting firm and reported on our Consolidated Financial Statements for fiscal 2015 and transition fiscal 2014.

Services provided by EY and related fees for fiscal 2015 and transition fiscal 2014 were as follows:

	Year Ended January 30, 2015	Ten Months Ended January 31, 2014

Audit Fees (a)	$1,003,871	$1,217,942
Audit Related Fees	—	—
Tax Fees(b)	159,199	43,495
All Other Fees	—	—

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

The Audit Committee has considered whether the provision of non-audit services by our principal registered public accounting firm is compatible with maintaining auditor independence and determined that it is.  Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  The Audit Committee has adopted a policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services.  The Audit Committee pre-approved 100% of the tax services provided by EY during fiscal 2015 and transition fiscal 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedule

a)        Financial Statements. Reference is made to the Index to the Financial Statements set forth in Item 8 on page 42 of this Report.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)        Exhibits.  The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

99 Cents Only Stores LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period

For the year ended January 30, 2015
Allowance for doubtful accounts	$107	67	116	$58
Tax valuation allowance	$—	—	—	$—

For the ten months ended January 31, 2014
Allowance for doubtful accounts	$84	136	113	$107
Tax valuation allowance	$11,610	—	11,610	$—

For the year ended March 30, 2013
Allowance for doubtful accounts	$280	192	388	$84
Tax valuation allowance	$10,346	3,162	1,898	$11,610

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Number Holdings, Inc., Number Merger Sub, Inc. and Registrant, dated October 11, 2011.(1)
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.5	Certificate of Incorporation of 99 Cents Only Stores Texas, Inc.(6)
3.6	Bylaws of 99 Cents Only Stores Texas, Inc.(6)
4.1	Indenture, dated as of December 29, 2011, between Number Merger Sub, Inc. and Wilmington Trust, National Association, as trustee.(3)
4.2	Supplemental Indenture, dated as of January 13, 2012, among the Registrant, 99 Cents Only Stores Texas, Inc. 99 Cents Only Stores and Wilmington Trust, National Association, as trustee.(3)
4.3	Registration Rights Agreement, dated as of December 29, 2011, between Number Merger Sub, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers (as defined therein).(3)
10.1	Form of Amended and Restated Indemnification Agreement and Schedule of Indemnified Parties.(4)
10.2

$175,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent and Issuer (as defined therein), BMO Harris Bank N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘ABL Credit Agreement’’).(3)

10.3

$525,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent, BMO Capital Markets and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘Term Credit Agreement’’).(3)

10.4

Security Agreement, dated as of January 13, 2012, among Number Holdings, Inc., the Registrant, the Subsidiary Guarantors (as defined therein), and Royal Bank of Canada, as collateral agent for the Secured Parties (as defined therein).(3)

10.5

Security Agreement, dated as of January 13, 2012, among Number Holdings, Inc., the Registrant, the Subsidiary Guarantors (as defined therein), and Royal Bank of Canada, as collateral agent for the Secured Parties (as defined therein).(3)

10.6	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.7	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.8

Intercreditor Agreement, dated as of January 13, 2012, between the Royal Bank of Canada, as administrative agent under the ABL Facility (as defined herein), and the Royal Bank of Canada, as administrative agent under the Term Loan Facility (as defined herein).(3)

10.9	2012 Stock Incentive Plan of Number Holdings, Inc.(6)
10.10	Form of Non-Qualified Stock Option Agreement pursuant to the 2012 Stock Incentive Plan.(6)
10.11	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and ACOF Operating Manager III, LLC.(7)
10.12	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and CPPIB Equity Investments Inc.(7)
10.13	Amendment No. 1 to the ABL Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto and Royal Bank of Canada, as administrative agent.(8)
10.14

Amendment No. 1 to the Term Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto, each Participating Lender Party thereto and Royal Bank of Canada, as administrative agent.(8)

10.15	Severance Agreement, dated as of April 17, 2013, among the Registrant and Frank Schools.(10)
10.16	Employment Agreement, dated September 3, 2013, among the Registrant and Stéphane Gonthier. (2)
10.17	Stock Purchase Agreement, dated September 30, 2013, among Number Holdings, Inc., Avenue of the Stars Investments LLC and Stéphane Gonthier.(2)
10.18	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of October 9, 2013, between Number Holdings, Inc. and Stéphane Gonthier.(2)

10.19	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.(2)
10.20

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.21

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.22

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer.(11)

10.23

Stockholders Agreement, dated as of January 13, 2012, among Number Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and the Other Stockholders party thereto.(6)

10.24	First Amendment to Stockholders Agreement, dated as of December 16, 2013, by and between Ares Corporate Opportunities Fund III, L.P. and CPP Investment Board (USRE II) Inc.(5)
10.25	Severance Agreement, dated as of April 17, 2013, among the Registrant and Mike Kvitko.*
10.26	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of February 5, 2015, among Number Holdings, Inc. and Bradley Lukow.*
21.0	Subsidiaries *
31(a)	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31(b)	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32(a)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32(b)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith.

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 11, 2011.

(2) Incorporated by reference from the Registrant’s Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on January 13, 2012.

(4) Incorporated by reference from the Registrant’s 2008 Annual Report on Form 10-K as filed with Securities and Exchange Commission on June 11, 2008.

(5) Incorporated by reference from the Registrant’s 2014 Transition Report on Form 10-KT as filed with Securities and Exchange Commission on April 22, 2014.

(6) Incorporated by reference from the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 9, 2012.

(7) Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on August 29, 2012.

(8) Incorporated by reference from the Registrant’s Amendment No. 2 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on September 21, 2012.

(9) Incorporated by reference from the Registrant’s 2013 Annual Report on Form 10-K as filed with Securities and Exchange Commission on July 12, 2013

(10) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on October 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

99 CENTS ONLY STORES LLC

/s/ Stéphane Gonthier
Date: April 22, 2015	By:	Stéphane Gonthier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stéphane Gonthier
Stéphane Gonthier	President, Chief Executive Officer and Director (principal executive officer)	April 22, 2015
/s/ Bradley Lukow
Bradley Lukow	Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	April 22, 2015

/s/ Richard Anicetti
Richard Anicetti	Director	April 22, 2015

/s/ Norman Axelrod
Norman Axelrod	Director	April 22, 2015

/s/ Michael Fung
Michael Fung	Director	April 22, 2015

/s/ Andrew Giancamilli
Andrew Giancamilli	Chairman of the Board of Directors	April 22, 2015

/s/ Dennis Gies
Dennis Gies	Director	April 22, 2015

/s/ Scott Nishi
Scott Nishi	Director	April 22, 2015

/s/ Adam Stein
Adam Stein	Director	April 22, 2015

/s/ David Kaplan
David Kaplan	Director	April 22, 2015