Form 10-Q
period 2015-05-01
99 CENTS ONLY STORES LLC
filed 2015-06-12
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2015

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

As of June 10, 2015, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores LLC and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate) and (c) our investments in our existing stores, warehouse and distribution facilities and information systems, that are not historical in nature.  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the conversion to a California limited liability company effective October 18, 2013 and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after such conversion.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in the Company’s Annual Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended January 30, 2015 filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 1, 2015	January 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,383	$12,463
Accounts receivable, net of allowance for doubtful accounts of $34 and $58 at May 1, 2015 and January 30, 2015, respectively	2,251	1,954
Income taxes receivable	22,316	10,911
Deferred income taxes	41,583	41,583
Inventories, net	301,928	296,040
Assets held for sale	1,680	3,094
Other	18,113	19,039
Total current assets	390,254	385,084
Property and equipment, net	584,409	581,020
Deferred financing costs, net	14,645	15,463
Intangible assets, net	458,812	460,311
Goodwill	479,745	479,745
Deposits and other assets	7,958	7,543
Total assets	$1,935,823	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$145,960	$139,287
Payroll and payroll-related	20,035	20,004
Sales tax	6,779	14,087
Other accrued expenses	50,825	40,168
Workers’ compensation	70,121	70,491
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligation	599	380
Total current liabilities	300,457	290,555
Long-term debt, net of current portion	896,088	901,395
Unfavorable lease commitments, net	7,595	8,220
Deferred rent	24,512	23,293
Deferred compensation liability	764	724
Capital and financing lease obligation, net of current portion	24,841	24,681
Long-term deferred income taxes	170,789	170,678
Other liabilities	1,415	1,868
Total liabilities	1,426,461	1,421,414

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at May 1, 2015 and January 30, 2015	549,407	549,135
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(20,014)	(21,185)
Other comprehensive loss	(831)	(998)
Total equity	509,362	507,752
Total liabilities and equity	$1,935,823	$1,929,166

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the First Quarter Ended
	May 1, 2015	May 2, 2014
Net Sales:
99¢ Only Stores	$494,808	$465,269
Bargain Wholesale	11,361	12,628
Total sales	506,169	477,897
Cost of sales	349,546	320,771
Gross profit	156,623	157,126
Selling, general and administrative expenses	150,172	125,782
Operating income	6,451	31,344
Other (income) expense:
Interest income	(3)	—
Interest expense	16,272	15,429
Total other expense, net	16,269	15,429
(Loss) income before provision for income taxes	(9,818)	15,915
(Benefit) provision for income taxes	(10,989)	6,340
Net income	$1,171	$9,575
Other comprehensive income, net of tax:
Unrealized losses on interest rate cash flow hedge	(76)	(136)
Less: reclassification adjustment included in net income	243	212
Other comprehensive income, net of tax	167	76

Comprehensive income	$1,338	$9,651

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	May 1, 2015	May 2, 2014

Cash flows from operating activities:
Net income	$1,171	$9,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,803	12,184
Amortization of deferred financing costs and accretion of OID	1,146	1,083
Amortization of intangible assets	444	447
Amortization of favorable/unfavorable leases, net	435	175
Gain on disposal of fixed assets	(32)	(7)
Loss on interest rate hedge	359	282
Stock-based compensation	634	663
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(297)	48
Inventories	(5,888)	(18,021)
Deposits and other assets	594	464
Accounts payable	13,054	7,397
Accrued expenses	3,380	3,871
Accrued workers’ compensation	(370)	(1,235)
Income taxes	(11,405)	4,498
Deferred rent	1,219	1,296
Other long-term liabilities	(102)	(2,535)
Net cash provided by operating activities	20,145	20,185
Cash flows from investing activities:
Purchases of property and equipment	(25,642)	(19,363)
Proceeds from sale of property and fixed assets	1,437	16
Net cash used in investing activities	(24,205)	(19,347)

Cash flows from financing activities:
Payment of long-term debt	(1,535)	(1,534)
Proceeds under revolving credit facility	126,300	—
Payments under revolving credit facility	(130,400)	—
Payments of capital lease obligation	(23)	(21)
Payments to repurchase stock options of Number Holdings, Inc.	(362)	—
Net cash used in financing activities	(6,020)	(1,555)
Net decrease in cash	(10,080)	(717)
Cash - beginning of period	12,463	34,842
Cash - end of period	$2,383	$34,125

Supplemental cash flow information:
Income taxes paid	$—	$628
Interest paid	$9,125	$7,638
Non-cash investing activities for purchases of property and equipment	$6,381	$1,681

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2015) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of May 1, 2015, the Company operated 386 retail stores with 279 in California, 49 in Texas, 37 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Parent with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board.  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and ceased to be a publicly held and traded equity company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2015.  In the opinion of the Company’s management, these interim unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending January 29, 2016 (“fiscal 2016”).

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2016 began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The first quarter ended May 1, 2015 (“the first quarter of fiscal 2016”) was comprised of 91 days.  The first quarter ended May 2, 2014 (“the first quarter of fiscal 2015”) was comprised of 91 days.  References to the Company’s “transition fiscal 2014” are to the Company’s fiscal year ended January 31, 2014.

Use of Estimates

The preparation of the unaudited consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $6.2 million and $16.5 million as of May 1, 2015 and January 30, 2015, respectively.

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

Long-Lived Assets

The Company assesses the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During the first quarter of each of fiscal 2016 and fiscal 2015, the Company did not record any long-lived asset impairment charges.

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

During the first quarter of each of fiscal 2016 and fiscal 2015, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  Refer to Note 10, “Income Taxes,” for further discussion of income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 8, “Stock-Based Compensation” for further discussion of stock-based compensation.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of May 1, 2015 and January 30, 2015.

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

Comprehensive Income

Other comprehensive income (“OCI”)  includes unrealized gains or losses on interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	May 1, 2015				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	17	$2,000	$(331)	$1,669	17	$2,000	$(306)	$1,694
Bargain Wholesale customer relationships	9	20,000	(5,510)	14,490	9	20,000	(5,096)	14,904
Favorable leases	1 to 14	46,723	(14,070)	32,653	1 to 14	46,723	(13,010)	33,713
Total finite lived intangible assets		68,723	(19,911)	48,812		68,723	(18,412)	50,311
Total goodwill and other intangible assets		$958,468	$(19,911)	$938,557		$958,468	$(18,412)	$940,056

	May 1, 2015				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 15	$19,835	$(12,240)	$7,595	1 to 15	$19,835	$(11,615)	$8,220

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	May 1, 2015	January 30, 2015
Land	$176,506	$176,506
Buildings	117,435	117,422
Buildings improvements	73,195	71,985
Leasehold improvements	181,290	176,895
Fixtures and equipment	175,567	148,851
Transportation equipment	12,747	12,685
Construction in progress	32,927	46,195
Total property and equipment	769,667	750,539
Less: accumulated depreciation and amortization	(185,258)	(169,519)
Property and equipment, net	$584,409	$581,020

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the First Quarter Ended
	May 1, 2015	May 2, 2014

Net income	$1,171	$9,575
Unrealized losses on interest rate cash flow hedge, net of tax effects of $(51) and $(91) for the first quarter of each of fiscal 2016 and fiscal 2015, respectively	(76)	(136)
Reclassification adjustment, net of tax effects of $162 and $142 for the first quarter of each of fiscal 2016 and fiscal 2015, respectively	243	212
Total unrealized gains, net	167	76
Total comprehensive income	$1,338	$9,651

Amounts in accumulated other comprehensive loss as of May 1, 2015 and January 30, 2015 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in the first quarter of each of fiscal 2016 and fiscal 2015 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	May 1, 2015	January 30, 2015

ABL Facility agreement, maturing January 13, 2017	$52,900	$57,000
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $5,278 and $5,606 as of May 1, 2015 and January 30, 2015, respectively	599,326	600,533
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total debt	902,226	907,533
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$896,088	$901,395

As of May 1, 2015 and January 30, 2015, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	May 1, 2015	January 30, 2015

ABL Facility	$1,042	$1,196
First Lien Term Loan Facility	5,418	5,754
Senior Notes	8,185	8,513
Total deferred financing costs, net	$14,645	$15,463

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of May 1, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

In connection with the Second Amendment and in the third quarter of transition fiscal 2014, the Company recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other repricing costs.  The Company recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment in transition fiscal 2014.

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

As of May 1, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of May 1, 2015, the amount outstanding under the First Lien Term Loan Facility was $599.3 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of May 1, 2015, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of May 1, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at May 1, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended May 1, 2015).  The Company must also pay customary letter of credit fees and agency fees.

As of May 1, 2015, borrowings under the ABL Facility were $52.9 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $119.6 million. As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, the ABL Facility was amended to among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of May 1, 2015, the Company was in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250.0 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), the Company may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of May 1, 2015, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the First Quarter Ended
	May 1, 2015	May 2, 2014

First Lien Term Loan Facility	$7,248	$7,242
ABL Facility	521	224
Senior Notes	6,951	6,875
Amortization of deferred financing costs and OID	1,146	1,083
Other interest expense	406	5
Interest expense	$16,272	$15,429

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	May 1, 2015	January 30, 2015

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,552	$596
Interest rate swap (included in other liabilities)	$312	$1,591
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$831	$998

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the First Quarter Ended
	May 1, 2015	May 2, 2014

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$76	$136
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$243	$212
Gain related to ineffective portion of derivative recognized in interest expense	$(46)	$(72)

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	May 1, 2015
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$764	$764	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$1,552	$—	$1,552	$—
Other long-term liabilities — interest rate swap	$312	$—	$312	$—
Other long-term liabilities — deferred compensation	$764	$764	$—	$—

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

There were no Level 3 assets or liabilities as of May 1, 2015.

The Company did not have any transfers in and out of Levels 1 and 2 during the first quarter of fiscal 2016.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of January 30, 2015 (in thousands):

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of May 1, 2015 and January 30, 2015.

The fair value of the Senior Notes was estimated at $264.1 million, or $14.1 million greater than the carrying value, as of May 1, 2015, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $264.7 million, or $14.7 million greater than the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of May 1, 2015, options for 51,986 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over a five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and (ii) fully vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent is the fair market value of such shares as of the date of such termination, and, for the fully vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than (i)180 days after the date of participant’s termination of employment, or (ii) for any unexercised option no later than 90 days from the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933(a “liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 27,731 time-based employee options outstanding as of May 1, 2015.

In the second quarter of fiscal 2015, 750 options were granted that will vest subject to the Company’s and Parent’s achievement of performance hurdles.  In the first quarter of fiscal 2016, 1,250 options were granted that will vest subject to the Company’s and Parent’s achievement of performance hurdles.  The Company has deferred recognition of these performance-based options until it is probable that that the performance hurdles will be achieved.  The fair value of these performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

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

The Company records stock-based compensation for the time-based options in accordance with the four year vesting period.  The Company has deferred recognition of performance-based options until it is probable that the performance hurdles will be achieved.  The time-based and performance-based options are accounted for as equity awards.  The fair value of these time-based options was estimated at the date of grant using the Black-Scholes pricing model.  The fair value of performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During first quarter of each of fiscal 2016 and fiscal 2015, the Company recorded stock-based compensation expense of $0.6 million and $0.7 million, respectively.

There were no stock option grants in the first quarter of fiscal 2015. The fair value of stock options granted in the first quarter of fiscal 2016 was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

For the First Quarter Ended
May 1, 2015
Weighted-average fair value of options granted	$558.36
Risk free interest rate	1.61%
Expected life (in years)	6.50
Expected stock price volatility	40.00%
Expected dividend yield	None

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

The following summarizes stock option activity in the first quarter of fiscal 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	48,130	$1,171
Granted	5,800	$1,323
Exercised	—	$—
Cancelled	(1,944)	$1,073

Outstanding at the end of the period	51,986	$1,193	8.40

Exercisable at the end of the period	12,660	$1,090	7.60

The following table summarizes the stock awards available for grant under the 2012 Plan as of May 1, 2015:

Number of Shares
Available for grant as of January 30, 2015	36,840
Authorized	—
Granted	(5,800)
Cancelled	1,944
Available for grant at May 1, 2015	32,984

9.                                      Related-Party

Parent Stock Repurchase Agreement

In March 2015, in connection with Mr. Michael Kvitko’s resignation as Executive Vice President and Chief Merchandising Officer of the Company and all positions with Parent, Parent purchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko, for an aggregate consideration of $0.4 million.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of May 1, 2015 and January 30, 2015 these affiliates held approximately $1.4 million and $1.4 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first quarter of fiscal 2016 was a benefit rate of 111.9% compared to a provision rate of 39.8% for the first quarter of fiscal 2015.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of May 1, 2015 and January 31, 2015, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2009 forward.  The federal tax returns for the period ended March 27, 2010 and period ended March 31, 2012 were examined by the Internal Revenue Service resulting in no changes to the reported tax.

11.                               Commitments and Contingencies

Credit Facilities

The Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of May 1, 2015 and January 30, 2015, the Company had recorded a liability of $70.0 million and $70.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of May 1, 2015 and January 30, 2015 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of May 1, 2015 and January 30, 2015, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

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

12.                               Assets Held for Sale

Assets held for sale as of May 1, 2015 consisted of the vacant land in Rancho Mirage, California with a carrying value of $1.7 million.  Assets held for sale as of January 30, 2015 consisted of the vacant land in Rancho Mirage, California and property containing land and a building in Pasadena-Shaver, Texas with a carrying value of $3.1 million.

In April 2015, the Company completed the sale of property in Pasadena-Shaver, Texas and received net proceeds of $1.4 million.  The carrying value of the Pasadena-Shaver property was $1.4 million.

13.                               Other Accrued Expenses

Other accrued expenses as of May 1, 2015 and January 30, 2015 are as follows (in thousands):

	May 1, 2015	January 30, 2015
Accrued interest	$14,053	$8,363
Accrued occupancy costs	11,906	11,766
Accrued legal reserves and fees	6,147	6,006
Accrued interest swap	1,552	1,591
Accrued California Redemption Value	2,622	951
Other	14,545	11,491
Total other accrued expenses	$50,825	$40,168

14.                               New Authoritative Standards

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted.  The Company adopted ASU 2014-08 in the first quarter of fiscal 2016.  There is no material impact on the Company or its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt ASU 2014-12 in the first quarter of fiscal 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the concept of extraordinary items under GAAP, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations.  This ASU is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.”  This ASU amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption permitted.  The Company will adopt this standard in the first quarter of fiscal 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. The guidance is effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of May 1, 2015 and January 30, 2015, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of May 1, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,367	$945	$71	$—	$2,383
Accounts receivable, net	2,139	112	—	—	2,251
Income taxes receivable	22,316	—	—	—	22,316
Deferred income taxes	41,583	—	—	—	41,583
Inventories, net	270,553	31,375	—	—	301,928
Assets held for sale	1,680	—	—	—	1,680
Other	16,726	1,364	23	—	18,113
Total current assets	356,364	33,796	94	—	390,254
Property and equipment, net	521,944	62,433	32	—	584,409
Deferred financing costs, net	14,645	—	—	—	14,645
Equity investments and advances to subsidiaries	483,118	399,874	529	(883,521)	—
Intangible assets, net	456,612	2,200	—	—	458,812
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,463	487	8	—	7,958
Total assets	$2,319,891	$498,790	$663	$(883,521)	$1,935,823

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$137,785	$8,175	$—	$—	$145,960
Intercompany payable	400,077	410,947	1,152	(812,176)	—
Payroll and payroll-related	18,336	1,699	—	—	20,035
Sales tax	6,128	651	—	—	6,779
Other accrued expenses	47,750	3,049	26	—	50,825
Workers’ compensation	70,046	75	—	—	70,121
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	599	—	—	—	599
Total current liabilities	686,859	424,596	1,178	(812,176)	300,457
Long-term debt, net of current portion	896,088	—	—	—	896,088
Unfavorable lease commitments, net	7,497	98	—	—	7,595
Deferred rent	22,276	2,226	10	—	24,512
Deferred compensation liability	764	—	—	—	764
Capital and financing lease obligation, net of current portion	24,841	—	—	—	24,841
Long-term deferred income taxes	170,789	—	—	—	170,789
Other liabilities	1,415	—	—	—	1,415
Total liabilities	1,810,529	426,920	1,188	(812,176)	1,426,461

Member’s Equity:
Member units	549,407	—	1	(1)	549,407
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(20,014)	(28,073)	(526)	28,599	(20,014)
Other comprehensive loss	(831)	—	—	—	(831)
Total equity	509,362	71,870	(525)	(71,345)	509,362
Total liabilities and equity	$2,319,891	$498,790	$663	$(883,521)	$1,935,823

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 30, 2015

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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended May 1, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$462,042	$44,127	$109	$(109)	$506,169
Cost of sales	316,767	32,779	—	—	349,546
Gross profit	145,275	11,348	109	(109)	156,623
Selling, general and administrative expenses	137,132	13,045	104	(109)	150,172
Operating income (loss)	8,143	(1,697)	5	—	6,451
Other (income) expense:
Interest income	(3)	—	—	—	(3)
Interest expense	16,272	—	—	—	16,272
Equity in (earnings) loss of subsidiaries	1,692	—	—	(1,692)	—
Total other expense, net	17,961	—	—	(1,692)	16,269
(Loss) income before provision for income taxes	(9,818)	(1,697)	5	1,692	(9,818)
Benefit for income taxes	(10,989)	—	—	—	(10,989)
Net income (loss)	$1,171	$(1,697)	$5	$1,692	$1,171
Comprehensive income (loss)	$1,338	$(1,697)	$5	$1,692	$1,338

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended May 2, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$433,033	$44,864	$—	$477,897
Cost of sales	287,184	33,587	—	320,771
Gross profit	145,849	11,277	—	157,126
Selling, general and administrative expenses	113,696	12,086	—	125,782
Operating income (loss)	32,153	(809)	—	31,344
Other (income) expense:
Interest expense	15,429	—	—	15,429
Equity in (earnings) loss of subsidiaries	809	—	(809)	—
Total other expense, net	16,238	—	(809)	15,429
Income (loss) before provision for income taxes	15,915	(809)	809	15,915
Provision for income taxes	6,340	—	—	6,340
Net income (loss)	$9,575	$(809)	$809	$9,575
Comprehensive income (loss)	$9,651	$(809)	$809	$9,651

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended May 1, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,245	$(1,140)	$40	$—	$20,145

Cash flows from investing activities:
Purchases of property and equipment	(25,200)	(440)	(2)	—	(25,642)
Proceeds from sale of fixed assets	9	1,428	—	—	1,437
Net cash used in investing activities	(25,191)	988	(2)	—	(24,205)

Cash flows from financing activities:
Payments of long—term debt	(1,535)	—	—	—	(1,535)
Proceeds under revolving credit facility	126,300	—	—	—	126,300
Payments under revolving credit facility	(130,400)	—	—	—	(130,400)
Payments of capital lease obligation	(23)	—	—	—	(23)
Payments to repurchase stock options of Number Holdings, Inc	(362)	—	—	—	(362)
Net cash used in financing activities	(6,020)	—	—	—	(6,020)
Net (decrease) increase in cash	(9,966)	(152)	38	—	(10,080)
Cash — beginning of period	11,333	1,097	33	—	12,463
Cash — end of period	$1,367	$945	$71	$—	$2,383

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

16.                               Subsequent Events

On May 25, 2015, Stéphane Gonthier resigned from his positions as a director and the principal executive officer of the Company, Parent, and each of the Company’s subsidiaries. Conditioned, among other things, upon Mr. Gonthier’s execution and non-revocation of a release of claims against the Company and its affiliates, Mr. Gonthier will receive $900,000 payable in a lump sum on the 30th day following the date of his resignation and $850,000 payable over a 24 month period beginning on the 30th day following the date of his resignation. Twenty percent of the options to purchase common stock of Parent held by Mr. Gonthier that are subject to time-based vesting accelerated and vested as of the date of Mr. Gonthier’s resignation.

Effective May 26, 2015, the Board of Directors of Parent elected Andrew Giancamilli to serve as Interim President and Chief Executive Officer of the Company and Parent.  Mr. Giancamilli is currently Chairman of the Board of Directors of Parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2015) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.

General

We are an extreme value retailer of consumable and general merchandise and seasonal products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving.  In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P.  and Canada Pension Plan Investment Board.

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  Fiscal year 2016 began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  Fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The first quarter ended May 1, 2015 (“the first quarter of fiscal 2016”) was comprised of 91 days.  The first quarter ended May 2, 2014 (“the first quarter of fiscal 2015”) was comprised of 91 days. References to our “transition fiscal 2014” are to our fiscal year ended January 31, 2014.

For the first quarter of fiscal 2016, we had net sales of $506.2 million, operating income of $6.5 million and a net income of $1.2 million.  Sales increased during the first quarter of fiscal 2016 over the same period in fiscal 2015 primarily due to the full quarter effect of new stores opened in fiscal 2015 and the effect of three net new stores opened in fiscal 2016.  This was partially offset by a 1.7% decrease in same-store sales.

During the first quarter of fiscal 2016, we opened three net new stores. In fiscal 2016, we currently intend to increase our store count by a total of approximately 20 stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in the remainder of fiscal 2016 will primarily result from new store openings in our existing markets and increases in same-store sales.

In the first quarter of fiscal 2016, we implemented an Enterprise Resources Planning (“ERP”) system which included integrated financial and inventory management systems. For more information, see Item 4, “Controls and Procedures — Changes in Internal Control Over Financial Reporting.”

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015. Since the filing of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015, there have been no significant changes to our critical accounting policies and estimates.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight-in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements, such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached.

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

Other (Income) Expense: Other (income) expense relates primarily to interest expense on our debt and capitalized and financing leases.

The following table sets forth selected income statement data, including such data as percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the First Quarter Ended
	May 1, 2015	% of Net Sales	May 2, 2014	% of Net Sales
Net Sales:
99¢ Only Stores	$494,808	97.8%	$465,269	97.4%
Bargain Wholesale	11,361	2.2	12,628	2.6
Total sales	506,169	100.0	477,897	100.0
Cost of sales	349,546	69.1	320,771	67.1
Gross profit	156,623	30.9	157,126	32.9
Selling, general and administrative expenses	150,172	29.7	125,782	26.3
Operating income	6,451	1.3	31,344	6.6
Other (income) expense:
Interest income	(3)	0.0	—	0.0
Interest expense	16,272	3.2	15,429	3.2
Total other expense, net	16,269	3.2	15,429	3.2
(Loss) income before provision for income taxes	(9,818)	(1.9)	15,915	3.3
(Benefit) provision for income taxes	(10,989)	(2.2)	6,340	1.3
Net income (loss)	$1,171	0.2%	$9,575	2.0%

First Quarter Ended May 1, 2015 Compared to First Quarter Ended May 2, 2014

Net sales.  Total net sales increased $28.3 million, or 5.9%, to $506.2 million in the first quarter of fiscal 2016, from $477.9 million in the first quarter of fiscal 2015.  Net retail sales increased $29.5 million, or 6.3%, to $494.8 million in the first quarter of fiscal 2016, from $465.3 million in the first quarter of fiscal 2015.  Bargain Wholesale net sales decreased by approximately $1.2 million, or 10.0%, to $11.4 million in the first quarter of fiscal 2015, from $12.6 million in the first quarter of fiscal 2015.  The $29.5 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2015 and the effect of new stores opened during first quarter of fiscal 2016. The increase in retail sales was partially offset by a 1.7% decrease in same-store sales from lower customer traffic partially offset by higher average ticket.

Gross profit.  Gross profit decreased $0.5 million, or 0.3%, to $156.6 million in the first quarter of fiscal 2016, from $157.1 million in the first quarter of fiscal 2015.  As a percentage of net sales, overall gross margin decreased to 30.9% in the first quarter of fiscal 2016, from 32.9% in the first quarter of fiscal 2015.  Among the gross profit components, cost of products sold increased by 80 basis points compared to the first quarter of fiscal 2015 primarily due to greater levels of promotional activities, partially offset by a shift in product mix toward higher margin general merchandise and seasonal products.  Additionally, inventory shrinkage increased by 50 basis points compared to the first quarter of fiscal 2015 due to higher scrap.  Distribution and transportation expenses increased 20 basis points primarily due to higher rent expense and depreciation expense for an incremental warehouse facility. The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $24.4 million, or 19.3%, to $150.2 million in the first quarter of fiscal 2016, from $125.8 million in the first quarter of fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 29.7% for the first quarter of fiscal 2016, from 26.3% for the first quarter of fiscal 2015.  The 340 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by store level payroll-related and occupancy expenses, depreciation and amortization and advertising costs.  Selling, general and administrative expenses as a percentage of sales were negatively impacted by the recent opening of 40 net new stores since same period of last year and an increase in minimum wage in California. Depreciation and amortization expense was higher due to new store openings, the “Go Taller” store remodeling program and information system implementation.

Operating income.  Operating income was $6.5 million for the first quarter of fiscal 2016 compared to $31.3 million for the first quarter of fiscal 2015.  Operating income as a percentage of net sales was 1.3% in the first quarter of fiscal 2016 compared to 6.6% in the first quarter of fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general and administrative expenses, as discussed above.

Interest expense.  Interest expense was $16.3 million for the first quarter of 2016 compared to interest expense of $15.4 million for the first quarter of fiscal 2015.  Interest expense was higher primarily due to interest expense on a financing lease and additional borrowings under the ABL Facility (as defined below).

(Benefit) provision for income taxes. The provision for income taxes was a benefit of $11.0 million for the first quarter of fiscal 2016 compared to an income tax provision of $6.3 million for the first quarter of fiscal 2015.  The effective income tax rate for the first quarter of fiscal 2016 was a benefit rate of 111.9% compared to a provision rate of 39.8% for the first quarter of fiscal 2015.  The change in the effective tax rate is primarily due to a decrease in pre-tax income during the first quarter of fiscal 2016 and the benefit of federal hiring credits. Income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net income.  As a result of the items discussed above, net income for the first quarter of fiscal 2016 was $1.2 million compared to net income of $9.6 million for the first quarter of fiscal 2015.  Net income as a percentage of net sales was 0.2% for the first quarter of fiscal 2016 compared to net income of 2.0% for the first quarter of fiscal 2015.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations and availability under our ABL Facility (as defined below), which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness for at least the next 12 months.  Availability under the ABL Facility is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the first quarter of fiscal 2016, we held $2.4 million in cash, and our total indebtedness was $902.2 million, consisting of borrowings under the First Lien Term Loan Facility (as defined below) of $599.3 million, borrowings under the ABL Facility of $52.9 million and $250.0 million of our Senior Notes (as defined below).  Availability under the ABL Facility (subject to the borrowing base) was $119.6 million and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100.0 million of additional borrowings pursuant to incremental facilities under the ABL Facility and First Lien Term Loan Facility.  We also have, and will continue to have, significant lease obligations.  As of May 1, 2015, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2016 are $53.8 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  The Credit Facilities include (a) our first lien based revolving credit facility (as amended, the “ABL Facility”), and (b) our first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of May 1, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

In connection with the Second Amendment and in the third quarter of transition fiscal 2014, we recognized a loss on debt extinguishment of approximately $4.4 million related to a portion of the unamortized debt issuance costs, unamortized original issue discount (“OID”) and other repricing costs.  We recorded $1.6 million as deferred debt issuance costs in connection with the Second Amendment in transition fiscal 2014.

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

As of May 1, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of May 1, 2015, the amount outstanding under the First Lien Term Loan Facility was $599.3 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of May 1, 2015, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6 to our Unaudited Consolidated Financial Statements for more information on our interest rate swap agreement.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of May 1, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at May 1, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended May 1, 2015).  We must also pay customary letter of credit fees and agency fees.

As of May 1, 2015, borrowings under the ABL Facility were $52.9 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $119.6 million. As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of May 1, 2015, we were in compliance with the terms of the ABL Facility.

Senior Notes

On December 29, 2011, we issued $250.0 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities.

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), we may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  We are not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of May 1, 2015, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	First Quarter Ended
	May 1, 2015	May 2, 2014
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,171	$9,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,803	12,184
Amortization of deferred financing costs and accretion of OID	1,146	1,083
Amortization of intangible assets	444	447
Amortization of favorable/unfavorable leases, net	435	175
Gain on disposal of fixed assets	(32)	(7)
Loss on interest rate hedge	359	282
Stock-based compensation	634	663
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(297)	48
Inventories	(5,888)	(18,021)
Deposits and other assets	594	464
Accounts payable	13,054	7,397
Accrued expenses	3,380	3,871
Accrued workers’ compensation	(370)	(1,235)
Income taxes	(11,405)	4,498
Deferred rent	1,219	1,296
Other long-term liabilities	(102)	(2,535)
Net cash provided by operating activities	$20,145	$20,185

Cash provided by operating activities during the first quarter of fiscal 2016 was $20.1 million and consisted of (i) net income of $1.2 million; (ii) net income adjustments for depreciation and other non-cash items of $18.8 million; (iii) a decrease in working capital activities of $0.6 million; and (iv) an increase in other activities of $0.8 million, primarily due to increase deferred rent, partially offset by an increase in other long-term assets and a decrease in other long-term liabilities.  The decrease in working capital activities was primarily due to an increase in income taxes receivable and in inventories, partially offset by increases in accounts payable and accrued expenses.

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

Investing Activities

	First Quarter Ended
	May 1, 2015	May 2, 2014
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(25,642)	$(19,363)
Proceeds from sale of fixed assets	1,437	16
Net cash used in investing activities	$(24,205)	$(19,347)

Capital expenditures in the first quarter of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $25.6 million.

Capital expenditures in the first quarter of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $19.4 million.

We estimate that total capital expenditures over the next twelve months will be approximately $65 million, comprised of approximately $45 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $20 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We expect to fund a portion of these capital expenditures through divestitures of surplus assets and sale-leaseback transactions. We are also finalizing our long-term plans regarding our supply chain, which could increase our capital spend in this area over the next 12 to 24 months.

Financing Activities

	First Quarter Ended
	May 1, 2015	May 2, 2014
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(1,535)	$(1,534)
Proceeds under revolving credit facility	126,300	—
Payments under revolving credit facility	(130,400)	—
Payments of capital lease obligation	(23)	(21)
Payments to repurchase stock options of Number Holdings, Inc.	(362)	—
Net cash used in financing activities	$(6,020)	$(1,555)

Net cash used in financing activities in the first quarter of fiscal 2016 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan facility.

Net cash used in financing activities in the first quarter of fiscal 2015 was comprised primarily of repayments of debt.

Senior Management Changes

On May 25, 2015, Stéphane Gonthier resigned from his positions as a director and the principal executive officer of the Company, Parent, and each of the Company’s subsidiaries. Conditioned, among other things, upon Mr. Gonthier’s execution and non-revocation of a release of claims against the Company and its affiliates, Mr. Gonthier will receive $900,000 payable in a lump sum on the 30th day following the date of his resignation and $850,000 payable over a 24 month period beginning on the 30th day following the date of his resignation.

Effective May 26, 2015, the Board of Directors of Parent elected Andrew Giancamilli to serve as Interim President and Chief Executive Officer of the Company and Parent.  Mr. Giancamilli is currently Chairman of the Board of Directors of Parent.

Off-Balance Sheet Arrangements

As of May 1, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 30, 2015 is provided in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.  During the first quarter of fiscal 2016, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and one location classified as a financing lease), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to expenses for the first quarter of each of fiscal 2016 and fiscal 2015 was $23.3 million and $19.3 million, respectively.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience some seasonal fluctuations in our net sales, operating income, and net income.  During the quarters that have included the Halloween, Christmas and Easter selling seasons, we have historically experienced higher net sales and higher operating income.  Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of certain of these holidays, the timing of new store openings and the merchandise mix.

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended May 1, 2015 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of May 1, 2015, we had variable rate borrowings of $599.3 million under our First Lien Term Loan Facility and $52.9 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of May 1, 2015, the fair value of the interest rate swap was a liability of $1.9 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended May 1, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our President and Interim Chief Executive Officer and Chief Financial Officer have concluded that as of May 1, 2015, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the first quarter of fiscal 2016, we implemented an Enterprise Resource Planning (“ERP”) system, which includes integrated financial and inventory management systems.  The implementation of this ERP system involved changes to our financial and inventory management systems and also necessitated changes to our internal controls over financial reporting.  Specifically, we modified our controls over business processes impacted by the new systems, including user access security, automated workflow, transaction authorization, system reporting, reconciliation procedures, and hardware/data backup.

There were no other changes in internal controls over financial reporting that occurred during the quarter ended May 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended May 1, 2015 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 30, 2015 for information regarding the most significant factors affecting our operations.  As of May 1, 2015, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

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

99 CENTS ONLY STORES LLC
Date: June 12, 2015	By:	/s/Bradley Lukow
Bradley Lukow
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.