Form 10-Q
period 2015-07-31
99 CENTS ONLY STORES LLC
filed 2015-09-11
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 8, 2015, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of July 31, 2015 (unaudited) and January 30, 2015	4
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended July 31, 2015 (unaudited) and August 1, 2014 (unaudited)	5
	Consolidated Statements of Cash Flows for the first half ended July 31, 2015 (unaudited) and August 1, 2014 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
Part II — Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
	Signatures	44

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31, 2015	January 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,305	$12,463
Accounts receivable, net of allowance for doubtful accounts of $49 and $58 at July 31, 2015 and January 30, 2015, respectively	1,661	1,954
Income taxes receivable	10,938	10,911
Deferred income taxes	31,097	41,583
Inventories, net	275,150	296,040
Assets held for sale	8,138	3,094
Other	12,491	19,039
Total current assets	341,780	385,084
Property and equipment, net	570,266	581,020
Deferred financing costs, net	13,817	15,463
Intangible assets, net	457,314	460,311
Goodwill	479,745	479,745
Deposits and other assets	7,759	7,543
Total assets	$1,870,681	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$85,675	$139,287
Payroll and payroll-related	19,407	20,004
Sales tax	6,305	14,087
Other accrued expenses	40,924	40,168
Workers’ compensation	69,366	70,491
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	823	380
Total current liabilities	228,638	290,555
Long-term debt, net of current portion	948,585	901,395
Unfavorable lease commitments, net	6,980	8,220
Deferred rent	25,488	23,293
Deferred compensation liability	783	724
Capital and financing lease obligation, net of current portions	34,440	24,681
Long-term deferred income taxes	192,204	170,678
Other liabilities	1,438	1,868
Total liabilities	1,438,556	1,421,414

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at July 31, 2015 and January 30, 2015	550,096	549,135
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(98,115)	(21,185)
Other comprehensive loss	(656)	(998)
Total equity	432,125	507,752
Total liabilities and equity	$1,870,681	$1,929,166

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014

Net Sales:
99¢ Only Stores	$477,327	$447,420	$972,135	$912,689
Bargain Wholesale	11,195	10,787	22,556	23,415
Total sales	488,522	458,207	994,691	936,104
Cost of sales	352,647	310,453	702,193	631,224
Gross profit	135,875	147,754	292,498	304,880
Selling, general and administrative expenses	154,544	129,097	304,716	254,879
Operating (loss) income	(18,669)	18,657	(12,218)	50,001

Other (income) expense:
Interest income	—	—	(3)	—
Interest expense	16,481	15,467	32,753	30,896
Total other expense, net	16,481	15,467	32,750	30,896
(Loss) income before provision for income taxes	(35,150)	3,190	(44,968)	19,105
Provision for income taxes	42,951	1,151	31,962	7,491
Net (loss) income	$(78,101)	$2,039	$(76,930)	$11,614

Other comprehensive income, net of tax:

Unrealized losses on interest rate cash flow hedge	(65)	(68)	(141)	(204)
Less: reclassification adjustment included in net income	240	216	483	428
Other comprehensive income, net of tax	175	148	342	224

Comprehensive (loss) income	$(77,926)	$2,187	$(76,588)	$11,838

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Half Ended
	July 31, 2015	August 1, 2014

Cash flows from operating activities:
Net (loss) income	$(76,930)	$11,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,667	24,846
Amortization of deferred financing costs and accretion of OID	2,305	2,178
Amortization of intangible assets	887	894
Amortization of favorable/unfavorable leases, net	880	329
Gain on disposal of fixed assets	(48)	(32)
Loss on interest rate hedge	743	683
Long-lived assets impairment	478	—
Deferred income taxes	31,785	—
Stock-based compensation	1,408	1,402
Changes in assets and liabilities associated with operating activities:
Accounts receivable	293	102
Inventories	20,890	(45,556)
Deposits and other assets	6,471	795
Accounts payable	(38,902)	33,663
Accrued expenses	(7,623)	(2,232)
Accrued workers’ compensation	(1,125)	(2,417)
Income taxes	(27)	1,704
Deferred rent	2,195	2,812
Other long-term liabilities	1,046	(3,377)
Net cash (used in) provided by operating activities	(22,607)	27,408

Cash flows from investing activities:
Purchases of property and equipment	(43,685)	(43,866)
Proceeds from sale of property and fixed assets	1,439	27
Net cash used in investing activities	(42,246)	(43,839)

Cash flows from financing activities:
Payments of long-term debt	(3,069)	(3,069)
Proceeds under revolving credit facility	275,450	—
Payments under revolving credit facility	(225,850)	—
Proceeds from financing lease obligations	8,666	—
Payments of capital and financing lease obligations	(55)	(44)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—
Bank overdraft.	—	422
Net cash provided by (used in) financing activities	54,695	(2,767)
Net decrease in cash	(10,158)	(19,198)
Cash - beginning of period	12,463	34,842
Cash - end of period	$2,305	$15,644

Supplemental cash flow information:
Income taxes paid	$203	$6,119
Interest paid	$30,889	$28,943
Non-cash investing activities for purchases of property and equipment	$14,710	$(1,352)
Non-cash investing activities for construction in progress- leased facility	$—	$24,600

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2015) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of July 31, 2015, the Company operated 389 retail stores with 281 in California, 49 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2016 began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The second quarter ended July 31, 2015 (“the second quarter of fiscal 2016”) and the second quarter ended August 1, 2014 (“the second quarter of fiscal 2015”) were each comprised of 91 days.  The period ended July 31, 2015 (“the first half of fiscal 2016”) and the period ended August 1, 2014 (“the first half of fiscal 2015”) were each comprised of 182 days.  References to the Company’s “transition fiscal 2014” are to the Company’s fiscal year ended January 31, 2014.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $4.5 million and $16.5 million as of July 31, 2015 and January 30, 2015, respectively.

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

Long-Lived Assets

The Company assesses the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. During the second quarter of fiscal 2016, due to the underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.5 million.  During each of the second quarter and first half of fiscal 2015, the Company did not record any long-lived asset impairment charges.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired.  Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  The Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step zero of the goodwill impairment test).  If the Company does not perform a qualitative assessment, or determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  Management has determined that the Company has two reporting units, the wholesale reporting unit and the retail reporting unit.

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

During each of the second quarter and first half of fiscal 2016 and fiscal 2015, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

During the second quarter of fiscal 2016, the Company sold and concurrently leased back two retail stores with a carrying value of $7.9 million and received net proceeds from these transactions of $8.7 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting leases are accounted for as financing leases and the Company has recorded a financing lease obligation of $8.7 million (as a component of current and non-current liabilities).  The Company will amortize the obligation over the lease term and depreciate the assets over their remaining useful lives.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of July 31, 2015 and January 30, 2015.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	July 31, 2015				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$—	$479,745		$479,745	$—	$479,745
Trade name		410,000	—	410,000		410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$—	$889,745		$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	16	$2,000	$(356)	$1,644	17	$2,000	$(306)	$1,694
Bargain Wholesale customer relationships	8	20,000	(5,925)	14,075	9	20,000	(5,096)	14,904
Favorable leases	1 to 14	46,723	(15,128)	31,595	1 to 14	46,723	(13,010)	33,713
Total finite lived intangible assets		68,723	(21,409)	47,314		68,723	(18,412)	50,311
Total goodwill and other intangible assets		$958,468	$(21,409)	$937,059		$958,468	$(18,412)	$940,056

	July 31, 2015				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 15	$19,835	$(12,855)	$6,980	1 to 15	$19,835	$(11,615)	$8,220

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	July 31, 2015	January 30, 2015
Land	$181,601	$176,506
Buildings	112,769	117,422
Buildings improvements	73,049	71,985
Leasehold improvements	184,294	176,895
Fixtures and equipment	184,649	148,851
Transportation equipment	12,750	12,685
Construction in progress	19,317	46,195
Total property and equipment	768,429	750,539
Less: accumulated depreciation and amortization	(198,163)	(169,519)
Property and equipment, net	$570,266	$581,020

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014

Net (loss) income	$(78,101)	$2,039	$(76,930)	$11,614
Unrealized loss on interest rate cash flow hedge, net of tax effects of $(43), $(45) $(94) and $(136) for the second quarter and first half of each of fiscal 2016 and fiscal 2015, respectively	(65)	(68)	(141)	(204)
Reclassification adjustment, net of tax effects of $159, $143, $321 and $285 for the second quarter and first half of each of fiscal 2016 and fiscal 2015, respectively	240	216	483	428
Total unrealized gains , net	175	148	342	224
Total comprehensive (loss) income	$(77,926)	$2,187	$(76,588)	$11,838

Amounts in accumulated other comprehensive loss as of July 31, 2015 and January 30, 2015 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in each of the second quarter and first half of fiscal 2016 and fiscal 2015 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	July 31, 2015	January 30, 2015

ABL Facility agreement, maturing January 13, 2017	$106,600	$57,000
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $4,947 and $5,606 as of July 31, 2015 and January 30, 2015, respectively	598,123	600,533
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total debt	954,723	907,533
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$948,585	$901,395

As of July 31, 2015 and January 30, 2015, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	July 31, 2015	January 30, 2015

ABL Facility	$888	$1,196
First Lien Term Loan Facility	5,077	5,754
Senior Notes	7,852	8,513
Total deferred financing costs, net	$13,817	$15,463

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of July 31, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

As of July 31, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 31, 2015, the amount outstanding under the First Lien Term Loan Facility was $598.1 million.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2015.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of July 31, 2015, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6, “Derivative Financial Instruments” for more information on this interest rate swap agreement.

ABL Facility

As of July 31, 2015, the ABL Facility provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, the Company could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of July 31, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at July 31, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended July 31, 2015).  The Company must also pay customary letter of credit fees and agency fees.

As of July 31, 2015, borrowings under the ABL Facility were $106.6 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $65.9 million.  As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, the ABL Facility was amended to among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of July 31, 2015, the Company was in compliance with the terms of the ABL Facility.

On August 24, 2015, the ABL Facility was amended to, among other things, increase available commitments under the ABL Facility by $10.0 million to $185.0 million.  See Note 16, “Subsequent Events” for more information regarding the amendment to the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 31, 2015, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014

First Lien Term Loan Facility	$7,257	$7,341	$14,505	$14,583
ABL Facility	668	227	1,189	451
Senior Notes	6,875	6,799	13,826	13,674
Amortization of deferred financing costs and OID	1,159	1,095	2,305	2,178
Other interest expense	522	5	928	10
Interest expense	$16,481	$15,467	$32,753	$30,896

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	July 31, 2015	January 30, 2015

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,553	$596
Interest rate swap (included in other liabilities)	$—	$1,591
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$656	$998

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$65	$68	$141	$204
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$240	$216	$483	$428
Gain related to ineffective portion of derivative recognized in interest expense	$(15)	$(60)	$(61)	$(132)

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	July 31, 2015
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$782	$782	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$1,553	$—	$1,553	$—
Other long-term liabilities — interest rate swap	$—	$—	$—	$—
Other long-term liabilities — deferred compensation	$782	$782	$—	$—

Level 1 measurements include $0.8 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate swap agreement estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

There were no Level 3 assets or liabilities as of July 31, 2015.

The Company did not have any transfers in and out of Levels 1 and 2 during the first half of fiscal 2016.

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

The Credit Facilities are tied directly to market rates and fluctuate as market rates change; as a result, the carrying value of the Credit Facilities approximates fair value as of July 31, 2015 and January 30, 2015.

The fair value of the Senior Notes was estimated at $208.8 million, or $41.2 million lower than the carrying value, as of July 31, 2015, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $264.7 million, or $14.7 million greater than the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of July 31, 2015, options for 34,542 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over a five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and still held by such participant or his or her transferee and (ii)  vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent received from option exercises prior to termination of employment is the fair market value of such shares as of the date of such termination, and, for the vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than (i)180 days after the date of participant’s termination of employment if the option is exercised prior to the date of termination, or (ii)  no later than 90 days from the latest date that such option can be exercised if the option is exercised after the date of termination.  If Parent elects to exercise its repurchase right for any vested and unexercised option, it must do so no longer than the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933 (a “liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 20,351 time-based employee options outstanding as of July 31, 2015.

In the second quarter of fiscal 2015, 750 options were granted that would have vested subject to the Company’s and Parent’s achievement of performance hurdles.  In the first quarter of fiscal 2016, 1,250 options were granted that would have vested subject to the Company’s and Parent’s achievement of performance hurdles.  The Company deferred recognition of these performance-based options until it was probable that that the performance hurdles would be achieved.  The fair value of these performance-based options was estimated at the date of grant using a Monte Carlo simulation method. These performance-based options were forfeited in the second quarter of fiscal 2016.

Director Option Grants

Options granted to board members generally become exercisable over a five year service period and have terms of ten years from date of the grant.  Options granted to these board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards.  The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.

Former Chief Executive Officer Equity Awards

On October 9, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, the Compensation Committee of Parent’s Board of Directors granted to Mr. Gonthier stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock.  Subject to the continued employment of Mr. Gonthier, (a) 75% of the options would have vested according to a timetable of 30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and (b) 25% of these options would have vested subject to the Company’s and Parent’s achievement of performance hurdles.  These options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.

On May 25, 2015, Mr. Gonthier resigned from his positions as a director and as the President and Chief Executive Officer of the Company, Parent, and each of the Company’s subsidiaries. Twenty percent of the options to purchase common stock of Parent held by Mr. Gonthier that are subject to time-based vesting accelerated and vested as of the date of Mr. Gonthier’s resignation.  Mr. Gonthier’s time-based options were forfeited on August 24, 2015.  All of Mr. Gonthier’s performance-based options will be forfeited 180 days subsequent to May 25, 2015 unless performance hurdles are achieved within that time period.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the second quarter and first half of fiscal 2016, the Company recorded stock-based compensation expense of $0.8 million and $1.4 million, respectively.  During the second quarter and first half of fiscal 2015, the Company recorded stock-based compensation expense of $0.7 million and $1.4 million, respectively.

The fair value of stock options is estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	For the First Half Ended
	July 31, 2015	August 1, 2014
Weighted-average fair value of options granted	$558.36	$502.40
Risk free interest rate	1.61%	2.18%
Expected life (in years)	6.50	6.46
Expected stock price volatility	40.00%	35.00%
Expected dividend yield	None	None

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

The following summarizes stock option activity in the first half of fiscal 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	48,130	$1,171
Granted	5,800	$1,323
Exercised	(660)	$1,000
Cancelled	(18,728)	$1,207

Outstanding at the end of the period	34,542	$1,177	4.80

Exercisable at the end of the period	15,402	$1,137	3.30

The following table summarizes the stock awards available for grant under the 2012 Plan as of July 31, 2015:

Number of Shares
Available for grant as of January 30, 2015	36,840
Authorized	—
Granted	(5,800)
Cancelled	18,728

Available for grant at July 31, 2015	49,768

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

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of each of July 31, 2015 and January 30, 2015 these affiliates held approximately $1.4 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

10.                               Income Taxes

The effective income tax rate for the first half of fiscal 2016 was a provision rate of (71.1)% compared to a provision rate of 39.2% for the first half of fiscal 2015.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The change in the effective tax rate is primarily due to the establishment of a valuation allowance against deferred tax assets as discussed below.

The Company assesses its ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, the Company concluded that it was more likely than not that the Company would not realize its net deferred tax assets and the Company recorded a $31.8 million increase to its provision for income taxes in order to establish a valuation allowance against such net deferred tax assets.  The Company will continue to evaluate all of the positive and negative evidence in the future periods and will make a determination as to whether it is more likely than not that all or a portion of its net deferred tax assets will be realized in such future periods. At such time as the Company determines that it is more likely than not that all or a portion of its net deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, and the corresponding benefit will be reflected in the Company’s tax provision. Deferred tax liabilities associated with intangibles cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of July 31, 2015 and January 31, 2015, the Company has not accrued any interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2010 forward.  The federal tax returns for the period ended March 27, 2010 and period ended March 31, 2012 were examined by the Internal Revenue Service resulting in no changes to the reported tax.

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

As of July 31, 2015 and January 30, 2015, the Company had recorded a liability of $69.3 million and $70.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of July 31, 2015 and January 30, 2015 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of July 31, 2015 and January 30, 2015, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

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

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  Discovery commenced, and a further status conference was set for March 27, 2015.  The Court indicated that, by that time, the parties were expected to have mediated the case and, if no settlement was reached, to be prepared for motion practice regarding class certification shortly thereafter. A mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties have been attempting to negotiate and finalize a written settlement, which will be subject to Court approval.  At this time the parties disagree as to certain material terms of the settlement.  The Court has set a further status conference regarding settlement for September 28, 2015.  Plaintiff has asked the Company to participate in a settlement conference to attempt to finalize the settlement terms, but the Company has not yet responded.  If the proposed settlement is not finalized or is not approved by the Court, the Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

12.                               Assets Held for Sale

Assets held for sale as of July 31, 2015 consisted of vacant land in Rancho Mirage, California with a carrying value of $1.7 million and a cold storage distribution center in City of Commerce, California with a carrying value of $6.5 million.  Assets held for sale as of January 30, 2015 consisted of vacant land in Rancho Mirage, California and property containing land and a building in Pasadena-Shaver, Texas with a carrying value of $3.1 million.

In April 2015, the Company completed the sale of property in Pasadena-Shaver, Texas and received net proceeds of $1.4 million.  The carrying value of the Pasadena-Shaver property was $1.4 million.

13.                               Other Accrued Expenses

Other accrued expenses as of July 31, 2015 and January 30, 2015 are as follows (in thousands):

	July 31 2015	January 30, 2015
Accrued interest	$7,212	$8,363
Accrued occupancy costs	12,981	11,766
Accrued legal reserves and fees	6,893	6,006
Accrued interest swap	1,553	1,591
Accrued California Redemption Value	2,419	951
Other	9,866	11,491
Total other accrued expenses	$40,924	$40,168

14.                               New Authoritative Standards

In April 2014, the Final Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted.  The Company adopted ASU 2014-08 in the first quarter of fiscal 2016.  There is no material impact on the Company or its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. This ASU should be applied prospectively. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of July 31, 2015 and January 30, 2015, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of July 31, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,280	$988	$37	$—	$2,305
Accounts receivable, net	1,625	36	—	—	1,661
Income taxes receivable	10,938	—	—	—	10,938
Deferred income taxes	31,097	—	—	—	31,097
Inventories, net	242,983	32,167	—	—	275,150
Assets held for sale	8,138	—	—	—	8,138
Other	11,038	1,453	—	—	12,491
Total current assets	307,099	34,644	37	—	341,780
Property and equipment, net	509,466	60,770	30	—	570,266
Deferred financing costs, net	13,817	—	—	—	13,817
Equity investments and advances to subsidiaries	524,264	441,344	1,011	(966,619)	—
Intangible assets, net	455,181	2,133	—	—	457,314
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,324	427	8	—	7,759
Total assets	$2,296,896	$539,318	$1,086	$(966,619)	$1,870,681

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$78,208	$7,467	$—	$—	$85,675
Intercompany payable	441,819	456,706	1,570	(900,095)	—
Payroll and payroll-related	17,911	1,496	—	—	19,407
Sales tax	5,717	588	—	—	6,305
Other accrued expenses	37,232	3,672	20	—	40,924
Workers’ compensation	69,291	75	—	—	69,366
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	823	—	—	—	823
Total current liabilities	657,139	470,004	1,590	(900,095)	228,638
Long-term debt, net of current portion	948,585	—	—	—	948,585
Unfavorable lease commitments, net	6,900	80	—	—	6,980
Deferred rent	23,282	2,198	8	—	25,488
Deferred compensation liability	783	—	—	—	783
Capital and financing lease obligation, net of current portion	34,440	—	—	—	34,440
Long-term deferred income taxes	192,204	—	—	—	192,204
Other liabilities	1,438	—	—	—	1,438
Total liabilities	1,864,771	472,282	1,598	(900,095)	1,438,556

Member’s Equity:
Member units	550,096	—	1	(1)	550,096
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(98,115)	(32,907)	(513)	33,420	(98,115)
Other comprehensive loss	(656)	—	—	—	(656)
Total equity	432,125	67,036	(512)	(66,524)	432,125
Total liabilities and equity	$2,296,896	$539,318	$1,086	$(966,619)	$1,870,681

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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Second Quarter Ended July 31, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$445,321	$43,201	$272	$(272)	$488,522
Cost of sales	318,374	34,273	—	—	352,647
Gross profit	126,947	8,928	272	(272)	135,875
Selling, general and administrative expenses	140,795	13,762	259	(272)	154,544
Operating (loss) income	(13,848)	(4,834)	13	—	(18,669)
Other (income) expense:
Interest income	—	—	—	—	—
Interest expense	16,481	—	—	—	16,481
Equity in (earnings) loss of subsidiaries	4,821	—	—	(4,821)	—
Total other expense, net	21,302	—	—	(4,821)	16,481
(Loss) income before provision for income taxes	(35,150)	(4,834)	13	4,821	(35,150)
Provision for income taxes	42,951	—	—	—	42,951
Net (loss) income	$(78,101)	$(4,834)	$13	$4,821	$(78,101)
Comprehensive (loss) income	$(77,926)	$(4,834)	$13	$4,821	$(77,926)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Half Ended July 31, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$907,363	$87,328	$381	$(381)	$994,691
Cost of sales	635,141	67,052	—	—	702,193
Gross profit	272,222	20,276	381	(381)	292,498
Selling, general and administrative expenses	277,927	26,807	363	(381)	304,716
Operating income (loss)	(5,705)	(6,531)	18	—	(12,218)
Other (income) expense:
Interest income	(3)	—	—	—	(3)
Interest expense	32,753	—	—	—	32,753
Equity in (earnings) loss of subsidiaries	6,513	—	—	(6,513)	—
Total other expense, net	39,263	—	—	(6,513)	32,750
(Loss) income before provision for income taxes	(44,968)	(6,531)	18	6,513	(44,968)
Provision for income taxes	31,962	—	—	—	31,962
Net (loss) income	$(76,930)	$(6,531)	$18	$6,513	$(76,930)
Comprehensive (loss) income	$(76,588)	$(6,531)	$18	$6,513	$(76,588)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Second Quarter Ended August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	. Consolidated
Net Sales:
Total sales	$414,330	$43,877	$—	$—	$458,207
Cost of sales	277,293	33,160	—	—	310,453
Gross profit	137,037	10,717	—	—	147,754
Selling, general and administrative expenses	116,135	12,829	133	—	129,097
Operating income (loss)	20,902	(2,112)	(133)	—	18,657
Other (income) expense:
Interest expense	15,467	—	—	—	15,467
Equity in (earnings) loss of subsidiaries	2,245	—	—	(2,245)	—
Total other expense, net	17,712	—	—	(2,245)	15,467
Income (loss) before provision for income taxes	3,190	(2,112)	(133)	2,245	3,190
Provision for income taxes	1,151	—	—	—	1,151
Net income (loss)	$2,039	$(2,112)	$(133)	$2,245	$2,039
Comprehensive income (loss)	$2,187	$(2,112)	$(133	$2,245	$2,187

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the First Half Ended August 1, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	. Consolidated
Net Sales:
Total sales	$847,363	$88,741	$—	$—	$936,104
Cost of sales	564,477	66,747	—	—	631,224
Gross profit	282,886	21,994	—	—	304,880
Selling, general and administrative expenses	229,831	24,915	133	—	254,879
Operating income (loss)	53,055	(2,921)	(133)	—	50,001
Other (income) expense:
Interest expense	30,896	—	—	—	30,896
Equity in (earnings) loss of subsidiaries	3,054	—	—	(3,054)	—
Total other expense, net	33,950	—	—	(3,054)	30,896
Income (loss) before provision for income taxes	19,105	(2,921)	(133)	3,054	19,105
Provision for income taxes	7,491	—	—	—	7,491
Net income (loss)	$11,614	$(2,921)	$(133)	$3,054	$11,614
Comprehensive income (loss)	$11,838	$(2,921)	$(133)	$3,054	$11,838

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Half Ended July 31, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(22,086)	$(528)	$7	$—	$(22,607)

Cash flows from investing activities:
Purchases of property and equipment	(42,673)	(1,009)	(3)	—	(43,685)
Proceeds from sales of fixed assets	11	1,428	—	—	1,439
Net cash (used in) provided by investing activities	(42,662)	419	(3)	—	(42,246)

Cash flows from financing activities:
Payments of long-term debt	(3,069)	—	—	—	(3,069)
Proceeds under revolving credit facility	275,450	—	—	—	275,450
Payments under revolving credit facility	(225,850)	—	—	—	(225,850)
Proceeds from financing lease obligations	8,666	—	—	—	8,666
Payments of capital and financing lease obligations	(55)	—	—	—	(55)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	—	—	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—	—	(57)
Net cash provided by financing activities	54,695	—	—	—	54,695
Net (decrease) increase in cash	(10,053)	(109)	4	—	(10,158)
Cash — beginning of period	11,333	1,097	33	—	12,463
Cash — end of period	$1,280	$988	$37	$—	$2,305

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

16.                               Subsequent Events

ABL Amendment

On August 24, 2015, the Company amended its ABL Facility to increase commitments available under ABL Facility by $10.0 million, resulting in an aggregate ABL Facility size of $185.0 million.  The additional commitments implemented pursuant to the amendment have terms identical to the existing commitments under the ABL Facility, including as to interest rate and other pricing terms. The Company paid amendment fees of $0.5 million to lenders under the ABL Facility.

In addition, the amendment to the ABL Facility (a) modifies certain springing covenants triggered by reference to excess availability under the ABL Facility agreement so that, from August 24, 2015 to April 30, 2016, the occurrence of any such excess availability trigger is determined solely by reference to the available borrowing base under the ABL Facility rather than by reference to the lesser of the available borrowing base and the available aggregate commitments under the ABL Facility, (b) increases the inventory advance rate during such period for purposes of calculating the borrowing base from 90% to 92.5%, (c) provides for certain additional inspection rights by the administrative agent if there is a material increase in the amount of inventory that is not eligible inventory for purposes of the borrowing base and (d) provides for certain additional technical waivers and amendments in order to effect the foregoing.

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

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  Fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The second quarter ended July 31, 2015 (“the second quarter of fiscal 2016”) and the second quarter ended August 1, 2014 (‘the second quarter of fiscal 2015”) were each comprised of 91 days.  The period ended July 31, 2015 (“the first half of fiscal 2016”) and the period ended August 1, 2014 (“the first half of fiscal 2015”) were each comprised of 182 days.

For the second quarter of fiscal 2016, we had net sales of $488.5 million, operating loss of $18.7 million and a net loss of $78.1 million.  Sales increased during the second quarter of fiscal 2016 over the same period in fiscal 2015 primarily due to the full quarter effect of new stores opened in fiscal 2015 and the effect of six new stores opened in fiscal 2016.  This was partially offset by a 1.9% decrease in same-store sales.  For the first half of fiscal 2016, we had net sales of $994.7 million, operating loss of $12.2 million and net loss of $76.9 million.  Sales increased during the first half of fiscal 2016 primarily due to the full year effect of new stores opened in fiscal 2015 and the effect of six new stores opened in fiscal 2016.  This was partially offset by a 1.8% decrease in same-store sales.

During the second quarter of fiscal 2016, we opened three new stores. In the first half of fiscal 2016, we opened six new stores.  In fiscal 2016, we currently intend to increase our store count by approximately 10 stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in the remainder of fiscal 2016 will primarily result from new store openings in our existing markets and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

We assess our ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, we concluded that it was more likely than not that we would not realize our net deferred tax assets and we recorded a $31.8 million valuation allowance against our net deferred tax assets.  We will continue to evaluate all of the positive and negative evidence in future periods and will make a determination as to whether it is more likely than not that all or a portion of our net deferred tax assets will be realized in such future periods. See Note 10 to the Unaudited Consolidated Financial Statements.

Since the filing of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015, there have been no other significant changes to our critical accounting policies and estimates.

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

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	July 31, 2015	% of Net Sales	August 1, 2014	% of Net Sales	July 31, 2015	% of Net Sales	August 1, 2014	% of Net Sales
Net Sales:
99¢ Only Stores	$477,327	97.7%	$447,420	97.6%	$972,135	97.7%	$912,689	97.5%
Bargain Wholesale	11,195	2.3	10,787	2.4	22,556	2.3	23,415	2.5
Total sales	488,522	100.0	458,207	100.0	994,691	100.0	936,104	100.0
Cost of sales	352,647	72.2	310,453	67.8	702,193	70.6	631,224	67.4
Gross profit	135,875	27.8	147,754	32.2	292,498	29.4	304,880	32.6
Selling, general and administrative expenses	154,544	31.6	129,097	28.2	304,716	30.6	254,879	27.2
Operating (loss) income	(18,669)	(3.8)	18,657	4.1	(12,218)	(1.2)	50,001	5.3
Other (income) expense:
Interest income	—	0.0	—	0.0	(3)	0.0	—	0.0
Interest expense	16,481	3.4	15,467	3.4	32,753	3.3	30,896	3.3
Total other expense, net	16,481	3.4	15,467	3.4	32,750	3.3	30,896	3.3
(Loss) income before provision for income taxes	(35,150)	(7.2)	3,190	0.7	(44,968)	(4.5)	19,105	2.0
Provision for income taxes	42,951	8.8	1,151	0.3	31,962	3.2	7,491	0.8
Net (loss) income	$(78,101)	(16.0)%	$2,039	0.4%	$(76,930)	(7.7)%	11,614	1.2%

Second Quarter Ended July 31, 2015 Compared to Second Quarter Ended August 1, 2014

Net sales.  Total net sales increased $30.3 million, or 6.6%, to $488.5 million in the second quarter of fiscal 2016, from $458.2 million in the second quarter of fiscal 2015.  Net retail sales increased $29.9 million, or 6.7%, to $477.4 million in the second quarter of fiscal 2016, from $447.4 million in the second quarter of fiscal 2015.  Bargain Wholesale net sales increased by $0.4 million, or 3.8%, to $11.2 million in the second quarter of fiscal 2016, from $10.8 million in the second quarter of fiscal 2015.  The $29.9 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2015, and the effect of new stores opened during first half of fiscal 2016. The increase in retail sales was partially offset by a 1.9% decrease in same-store sales, with lower customer traffic partially offset by higher average ticket.

Gross profit.  Gross profit decreased $11.9 million, or 8.0%, to $135.9 million in the second quarter of fiscal 2016, from $147.8 million in the second quarter of 2015.  As a percentage of net sales, overall gross margin decreased to 27.8% in the second quarter of fiscal 2016, from 32.2% in the second quarter of fiscal 2015.  Among the gross profit components, cost of products sold increased by 150 basis points compared to the second quarter of fiscal 2015 primarily due to greater levels of promotional activities through June 2015 and higher inbound freight and duty costs, partially offset by a shift in product mix toward higher margin general merchandise and seasonal products.  Additionally, inventory shrinkage and scrap increased by 220 basis points compared to the second quarter of fiscal 2015 based on the results of physical inventory counts completed during the quarter. Distribution and transportation expenses increased 40 basis points primarily due to higher transportation costs and depreciation expense for an incremental warehouse facility. The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $25.4 million, or 19.7%, to $154.5 million in the second quarter of fiscal 2016, from $129.1 million in the second quarter of fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 31.6% for the second quarter of fiscal 2016 from 28.2% for the second quarter of fiscal 2015.  The 340 basis point increase in selling, general and administrative expenses as a percentage of net sales, was primarily driven by store level payroll and occupancy expenses, outside professional fees, depreciation and amortization and executive-related expenses.  Selling, general, and administrative expenses as a percentage of sales were negatively impacted by the recent opening of 39 net new stores since the same period of last fiscal year and an increase in the minimum wage in California.  Outside professional fees were higher primarily due to charges relating to previously capitalized store and distribution center real estate development costs expensed in the second quarter of fiscal 2016 as a result of cancelled projects.  Depreciation and amortization expense was higher due to new store openings, the “Go Taller” store remodeling program and the information system implementation.

Operating (loss) income.  Operating loss was $18.7 million in the second quarter of fiscal 2016 compared to operating income of $18.7 million for the second quarter of fiscal 2015.  Operating loss as a percentage of net sales was (3.8)% in the second quarter of 2016 compared to operating income of 4.1% in the second quarter of fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $16.5 million for the second quarter of 2016 compared to interest expense of $15.5 million for the second quarter of fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and additional borrowings under the ABL Facility (as defined below).

Provision for income taxes. The provision for income taxes was $43.0 million for the second quarter of fiscal 2016 compared to an income tax provision of $1.2 million for the second quarter of fiscal 2015.  The effective income tax rate for the second quarter of fiscal 2016 was a provision rate of (122.2)% compared to a provision rate of 36.1% for the second quarter of fiscal 2015.  The change in the effective tax rate is primarily due to the establishment of a valuation allowance of $31.8 million in the second quarter of fiscal 2016 (as described in Note 10 to the Unaudited Consolidated Financial Statements) and the reversal of prior quarter’s income tax benefit.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net (loss) income.  As a result of the items discussed above, net loss for the second quarter of fiscal 2016 was $78.1 million compared to net income of $2.0 million in the second quarter of fiscal 2015.  Net loss as a percentage of net sales was (16.0)% for the second quarter of fiscal 2016, compared to net income of 0.4% for the second quarter of fiscal 2015.

First Half Ended July 31, 2015 Compared to First Half Ended August 1, 2014

Net sales.  Total net sales increased $58.6 million, or 6.3%, to $994.7 million in the first half of fiscal 2016, from $936.1 million in the first half of fiscal 2015.  Net retail sales increased $59.4 million, or 6.5%, to $972.1 million in the first half of fiscal 2016, from $912.7 million in the first half of fiscal 2015.  Bargain Wholesale net sales decreased by approximately $0.8 million, or

3.7%, to $22.6 million in the first half of fiscal 2016, from $23.4 million in the first half of fiscal 2015.  The $59.4 million increase in net retail sales was primarily due to the full year effect of stores opened in fiscal 2015 and the effect of new stores opened during first half of fiscal 2016.  The increase in retail sales was partially offset by a 1.8% decrease in same-store sales, with lower customer traffic partially offset by higher average ticket.

Gross profit.  Gross profit decreased $12.4 million, or 4.1%, to $292.5 million in the first half of fiscal 2016, from $304.9 million in the first half of fiscal 2015.  As a percentage of net sales, overall gross margin decreased to 29.4% in the first half of fiscal 2016 from 32.6% in the first half of fiscal 2015.  Among the gross profit components, cost of products sold increased by 110 basis points compared to the first half of fiscal 2015 primarily due to greater levels of promotional activities, partially offset by a shift in product mix toward higher margin general merchandise and seasonal products.  Additionally, inventory shrinkage and scrap increased by 130 basis points compared to the first half of fiscal 2015 based on the results of physical inventory counts completed during the year.  Distribution and transportation expenses increased 30 basis points primarily due to higher transportation costs and higher rent expense and depreciation expense for an incremental warehouse facility.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $49.8 million, or 19.6%, to $304.7 million in the first half of fiscal 2016, from $254.9 million in the first half of fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 30.6% for the first half of fiscal 2016 from 27.2% for the first half of fiscal 2015.  The 340 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by store level payroll and occupancy expenses, depreciation and amortization and outside professional fees.  Selling, general and administrative expenses as a percentage of sales were negatively impacted by the recent opening of 39 net new stores since the same period of last fiscal year and an increase in the minimum wage in California.  Depreciation and amortization expense was higher due to new store openings, the “Go Taller” store remodeling program and the information system implementation. Outside professional fees were higher primarily due to charges relating to previously capitalized store and distribution center real estate development costs expensed in the second quarter of fiscal 2016 as a result of cancelled projects.

Operating (loss) income.  Operating loss was $12.2 million for the first half of fiscal 2016 compared to operating income of $50.0 million for the first half of fiscal 2015.  Operating loss as a percentage of net sales was (1.2)% in the first half of fiscal 2016 compared to operating income of 5.3% in the first half of fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $32.8 million for the first half of fiscal 2016 compared to interest expense of $30.9 million for the first half of fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and additional borrowings under the ABL Facility (as defined below).

Provision for income taxes. The provision for income taxes was $32.0 million for the first half of fiscal 2016 compared to an income tax provision of $7.5 million for the first half of fiscal 2015.  The effective income tax rate for the first half of fiscal 2016 was a provision rate of (71.1)% compared to a provision rate of 39.2% for the first half of fiscal 2015.  The change in the effective tax rate is primarily due to the establishment of a valuation allowance of $31.8 million in the second quarter of fiscal 2016 (as described in Note 10 to the Unaudited Consolidated Financial Statements). Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net (loss) income.  As a result of the items discussed above, net loss for the first half of fiscal 2016 was $76.9 million compared to net income of $11.6 million for the first half of fiscal 2015.  Net loss as a percentage of net sales was (7.7)% for the first half of fiscal 2016 compared to net income of 1.2% for the first half of fiscal 2015.

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

As of the end of the second quarter of fiscal 2016, we held $2.3 million in cash, and our total indebtedness was $954.7 million, consisting of borrowings under the First Lien Term Loan Facility (as defined below) of $598.1 million, borrowings under the ABL Facility of $106.6 million and $250.0 million of our Senior Notes (as defined below).  As of July 31, 2015, availability under the ABL Facility (subject to the borrowing base) was $65.9 million and, subject to certain limitations and the satisfaction of certain conditions, we were also permitted to incur up to an aggregate of $100.0 million of additional borrowings pursuant to incremental facilities under the ABL Facility and First Lien Term Loan Facility.  We also have, and will continue to have, significant lease obligations.  As of July 31, 2015, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2016 are $36.3 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of July 31, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

As of July 31, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 31, 2015, the amount outstanding under the First Lien Term Loan Facility was $598.1 million.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of July 31, 2015, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6 to our Unaudited Consolidated Financial Statements for more information on our interest rate swap agreement.

ABL Facility

As of July 31, 2015, the ABL Facility provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, we could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of July 31, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (0.75% at July 31, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended July 31, 2015).  We must also pay customary letter of credit fees and agency fees.

As of July 31, 2015, borrowings under the ABL Facility were $106.6 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $65.9 million. As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.  As of July 31, 2015, we were in compliance with the terms of the ABL Facility.

On August 24, 2015, we amended the ABL Facility to increase commitments available under ABL Facility by $10.0 million, resulting in an aggregate ABL Facility size of $185.0 million.  The additional commitments implemented pursuant to the amendment have terms identical to the existing commitments under the ABL Facility, including as to interest rate and other pricing terms. We paid amendment fees of $0.5 million to lenders under the ABL Facility.

In addition, the amendment to the ABL Facility (a) modifies certain springing covenants triggered by reference to excess availability under the ABL Facility agreement so that, from August 24, 2015 to April 30, 2016, the occurrence of any such excess availability trigger is determined solely by reference to the available borrowing base under the ABL Facility rather than by reference to the lesser of the available borrowing base and the available aggregate commitments under the ABL Facility, (b) increases the inventory advance rate during such period for purposes of calculating the borrowing base from 90% to 92.5%, (c) provides for certain additional inspection rights by the administrative agent if there is a material increase in the amount of inventory that is not eligible inventory for purposes of the borrowing base and (d) provides for certain additional technical waivers and amendments in order to effect the foregoing.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 31, 2015, we were in compliance with the terms of the Indenture.

Cash Flows

Operating Activities

	First Half Ended
	July 31, 2015	August 1, 2014
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(76,930)	$11,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,667	24,846
Amortization of deferred financing costs and accretion of OID	2,305	2,178
Amortization of intangible assets	887	894
Amortization of favorable/unfavorable leases, net	880	329
Gain on disposal of fixed assets	(48)	(32)
Loss on interest rate hedge	743	683
Long-lived assets impairment	478	—
Deferred income taxes	31,785	—
Stock-based compensation	1,408	1,402

Changes in assets and liabilities associated with operating activities:
Accounts receivable	293	102
Inventories	20,890	(45,556)
Deposits and other assets	6,471	795
Accounts payable	(38,902)	33,663
Accrued expenses	(7,623)	(2,232)
Accrued workers’ compensation	(1,125)	(2,417)
Income taxes	(27)	1,704
Deferred rent	2,195	2,812
Other long-term liabilities	1,046	(3,377)
Net cash (used in) provided by operating activities	$(22,607)	$27,408

Cash used in operating activities during the first half of fiscal 2016 was $22.6 million and consisted of (i) net loss of $76.9 million; (ii) net income adjustments for depreciation, deferred taxes and other non-cash items of $71.1 million; (iii) a decrease in working capital activities of $19.9 million; and (iv) an increase in other activities of $3.1 million, primarily due to increased deferred rent and other long-term liabilities.  The decrease in working capital activities was primarily due to a decrease in accounts payable and accrued expenses, partially offset by decreases in inventory, deposits and other assets.

Cash provided by operating activities during the first half of fiscal 2015 was $27.4 million and consisted of (i) net income of $11.6 million; (ii) net income adjustments for depreciation and other non-cash items of $30.3 million; (iii) a decrease in working capital activities of $13.0 million; and (iv) a decrease in other activities of $1.5 million, primarily due to a decrease in other long-term liabilities and an increase in other long-term assets, partially offset by an increase deferred rent.  The decrease in working capital activities was primarily due to increase in inventories, partially offset by increases in accounts payable.

Investing Activities

	First Half Ended
	July 31, 2015	August 1, 2014
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(43,685)	$(43,866)
Proceeds from sale of fixed assets	1,439	27
Net cash used in investing activities	$(42,246)	$(43,839)

Capital expenditures in the first half of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $43.7 million. Proceeds from sale of fixed assets primarily relate to sale of held for sale property.

Capital expenditures in the first half of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $43.9 million.

We estimate that total capital expenditures over the next twelve months will be approximately $55 million, comprised of approximately $40 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We expect to fund a portion of these capital expenditures through divestitures of surplus assets and sale-leaseback transactions. We are also finalizing our long-term plans regarding our supply chain, which could increase our capital spend in this area over the next 12 to 24 months.

Financing Activities

	First Half Ended
	July 31, 2015	August 1, 2014
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(3,069)	$(3,069)
Proceeds under revolving credit facility	275,450	—
Payments under revolving credit facility	(225,850)	—
Proceeds from financing lease obligations	8,666	—
Payments of capital and financing lease obligations	(55)	(44)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—
Bank overdraft	—	422
Net cash provided by (used in) financing activities	$54,695	$(2,767)

Net cash provided by financing activities in the first half of fiscal 2016 was comprised primarily of net borrowings under the ABL Facility and proceeds from the financing lease obligations associated with sale-leaseback transactions, partially offset by repayments of borrowings under the First Lien Term Loan Facility.

Net cash used in financing activities in the first half of fiscal 2015 was comprised primarily of repayments of debt.

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

On June 21, 2015, Bradley Lukow resigned as Chief Financial Officer, Treasurer and Secretary of the Company and Parent.

Effective June 23, 2015, the Board of Directors of Parent elected Michael Fung to serve as Interim Chief Financial Officer and Treasurer of the Company and Parent.  Mr. Fung joined Parent in December 2013 as a member of the Board of Directors and formerly served as the Interim Executive Vice President and Chief Administrative Officer of the Company from January 2013 until September 2013.  While Mr. Fung is serving as Interim Chief Financial Officer and Treasurer of the Company and Parent, he will step down from the Audit Committee of the Board of Directors of Parent but will remain a member of the Board of Directors of Parent.

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 30, 2015 is provided in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.  During the first half of fiscal 2016, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and three locations classified as a financing lease), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the second quarter of fiscal 2016 and fiscal 2015 was $24.0 million and $20.7 million, respectively. Rental expense charged to operations for the first half of fiscal 2016 and fiscal 2015 was $47.3 million and $40.1 million, respectively.  We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended July 31, 2015 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of July31, 2015, we had variable rate borrowings of $598.1 million under our First Lien Term Loan Facility and $106.6 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of July 31, 2015, the fair value of the interest rate swap was a liability of $1.5 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended July 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim President and Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Interim President and Chief Executive Officer and Interim Chief Financial Officer have concluded that as of July 31, 2015, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2016, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended July 31, 2015 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 30, 2015 for information regarding the most significant factors affecting our operations.  As of July 31, 2015, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1	Consulting Agreement, dated July 6, 2015, among the Registrant and Bradley Lukow. (2)

10.2	Consulting Agreement, dated May 26, 2015, among the Registrant and Stéphane Gonthier. *

10.3	Consulting Agreement, dated May 26, 2015, among the Registrant and Andrew Giancamilli. *

10.4	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung. (3)

10.5

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent. (3)

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

(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on July 9, 2015.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 25, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC
Date: September 11, 2015	By:	/s/ Michael Fung
Michael Fung
Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
10.1	Consulting Agreement, dated July 6, 2015, among the Registrant and Bradley Lukow. (2)
10.2	Consulting Agreement, dated May 26, 2015, among the Registrant and Stéphane Gonthier. *
10.3	Consulting Agreement, dated May 26, 2015, among the Registrant and Andrew Giancamilli. *
10.3	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung. (3)
10.5

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent. (3)

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

(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on July 9, 2015.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 25, 2015.