Form 10-Q
period 2015-10-30
99 CENTS ONLY STORES LLC
filed 2015-12-14
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2015

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

As of December 9, 2015, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of October 30, 2015 (unaudited) and January 30, 2015	4
	Consolidated Statements of Comprehensive Income (Loss) for the third quarter and first three quarters ended October 30, 2015 (unaudited) and October 31, 2014 (unaudited)	5
	Consolidated Statements of Cash Flows for the first three quarters ended October 30, 2015 (unaudited) and October 31, 2014 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
Part II — Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures	46

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 30, 2015	January 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,585	$12,463
Accounts receivable, net of allowance for doubtful accounts of $80 and $58 at October 30, 2015 and January 30, 2015, respectively	1,813	1,954
Income taxes receivable	1,540	10,911
Deferred income taxes	31,115	41,583
Inventories, net	266,236	296,040
Assets held for sale	2,308	3,094
Other	15,697	19,039

Total current assets	321,294	385,084
Property and equipment, net	555,445	581,020
Deferred financing costs, net	13,402	15,463
Intangible assets, net	455,817	460,311
Goodwill	359,745	479,745
Deposits and other assets	7,518	7,543

Total assets	$1,713,221	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$98,901	$139,287
Payroll and payroll-related	20,115	20,004
Sales tax	6,668	14,087
Other accrued expenses	51,115	40,168
Workers’ compensation	68,705	70,491
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	979	380

Total current liabilities	252,621	290,555
Long-term debt, net of current portion	916,485	901,395
Unfavorable lease commitments, net	6,365	8,220
Deferred rent	26,559	23,293
Deferred compensation liability	762	724
Capital and financing lease obligation, net of current portions	34,474	24,681
Long-term deferred income taxes	191,914	170,678
Other liabilities	3,972	1,868

Total liabilities	1,433,152	1,421,414

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at October 30, 2015 and January 30, 2015	550,144	549,135
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(250,751)	(21,185)
Other comprehensive loss	(124)	(998)

Total equity	280,069	507,752

Total liabilities and equity	$1,713,221	$1,929,166

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net Sales:
99¢ Only Stores	$480,547	$467,134	$1,452,682	$1,379,823
Bargain Wholesale	10,918	11,144	33,474	34,559
Total sales	491,465	478,278	1,486,156	1,414,382
Cost of sales	359,796	328,144	1,061,989	959,368
Gross profit	131,669	150,134	424,167	455,014
Selling, general and administrative expenses	147,149	140,372	451,865	395,251
Goodwill impairment	120,000	—	120,000	—
Operating (loss) income	(135,480)	9,762	(147,698)	59,763
Other (income) expense:
Interest income	—	—	(3)	—
Interest expense	16,549	15,717	49,302	46,613
Total other expense, net	16,549	15,717	49,299	46,613
(Loss) income before provision for income taxes	(152,029)	(5,955)	(196,997)	13,150
Provision (benefit) for income taxes	607	(2,141)	32,569	5,350
Net (loss) income	$(152,636)	$(3,814)	$(229,566)	$7,800
Other comprehensive income, net of tax:

Unrealized losses on interest rate cash flow hedge	(192)	(176)	(333)	(380)
Less: reclassification adjustment included in net income	724	240	1,207	668
Other comprehensive income, net of tax	532	64	874	288

Comprehensive (loss) income	$(152,104)	$(3,750)	$(228,692)	$8,088

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Three Quarters Ended
	October 30, 2015	October 31, 2014
Cash flows from operating activities:
Net (loss) income	$(229,566)	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,179	38,451
Amortization of deferred financing costs and accretion of OID	3,542	3,292
Amortization of intangible assets	1,332	1,340
Amortization of favorable/unfavorable leases, net	1,322	529
Gain on disposal of fixed assets	(5,497)	(45)
Loss on interest rate hedge	1,119	1,105
Goodwill impairment	120,000	—
Long-lived assets impairment	509	—
Deferred income taxes	31,704	465
Stock-based compensation	1,456	2,016
Changes in assets and liabilities associated with operating activities:
Accounts receivable	141	132
Inventories	29,804	(69,030)
Deposits and other assets	3,487	(1,051)
Accounts payable	(22,433)	34,652
Accrued expenses	3,270	9,455
Accrued workers’ compensation	(1,786)	(3,366)
Income taxes	9,371	(902)
Deferred rent	3,266	6,403
Other long-term liabilities	1,607	(4,221)
Net cash provided by operating activities	1,827	27,025
Cash flows from investing activities:
Purchases of property and equipment	(55,710)	(76,914)
Proceeds from sale of property and fixed assets	22,320	29
Net cash used in investing activities	(33,390)	(76,885)
Cash flows from financing activities:
Payments of long-term debt	(4,604)	(4,604)
Proceeds under revolving credit facility	404,050	112,500
Payments under revolving credit facility	(385,350)	(76,500)
Payments of debt issuance costs	(487)	—
Proceeds from financing lease obligations	8,666	—
Payments of capital and financing lease obligations	(143)	(65)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—
Net cash provided by financing activities	21,685	31,255
Net decrease in cash	(9,878)	(18,605)
Cash - beginning of period	12,463	34,842
Cash - end of period	$2,585	$16,237
Supplemental cash flow information:
Income taxes (refunded) paid	$(8,500)	$6,119
Interest paid	$39,084	$36,590
Non-cash investing activities for purchases of property and equipment d equipment	$17,953	$(4,945)
Non-cash investing activities for construction in progress- leased facility	$—	$24,600

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 30, 2015) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of October 30, 2015, the Company operated 389 retail stores with 281 in California, 49 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2016 began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The third quarter ended October 30, 2015 (“the third quarter of fiscal 2016”) and the third quarter ended October 31, 2014 (“the third quarter of fiscal 2015”) were each comprised of 91 days.  The period ended October 30, 2015 (“the first three quarters of fiscal 2016”) and the period ended October 31, 2014 (“the first three quarters of fiscal 2015”) were each comprised of 273 days.  References to the Company’s “transition fiscal 2014” are to the Company’s fiscal year ended January 31, 2014.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $15.6 million and $16.5 million as of October 30, 2015 and January 30, 2015, respectively.

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

Long-Lived Assets

The Company assesses the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that the Company considers important that could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant changes in the Company’s business strategies and/or negative industry or economic trends.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result. During the second quarter of fiscal 2016, due to the underperformance of one store in Texas, the Company concluded that the carrying value of the long-lived assets relating to such store were not recoverable and accordingly recorded an asset impairment charge of $0.5 million. During each of the third quarter and first three quarters of fiscal 2015, the Company did not record any long-lived asset impairment charges.

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

During the third quarter of fiscal 2016, the Company determined that sufficient indicators of potential impairment for the retail reporting unit existed to require an interim impairment analysis of goodwill and trade name. These indicators included significant declines in profitability in the most recent quarters of fiscal 2016 and a modest recovery to restore expected future operating results to historical levels.  The Company’s first step evaluation was completed assuming the company could be bought or sold in a non-taxable transaction and concluded that the fair value of the retail reporting unit was below its carrying value.

The Company performed step two of the goodwill impairment that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination in a non-taxable transaction as applied in the first step, including any significant increases in the fair value of tangible property and intangible assets.  Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment. Due to the complexity and effort required to estimate the fair value of the retail reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions that are subject to change. Based on the Company’s preliminary step two analysis, the implied fair value of the retail reporting unit’s goodwill was estimated to be $347.2 million (Level 3 measurement, see Note 7, “Fair Value of Financial Instruments”).  As a result of the Company’s preliminary analysis and best estimate, the Company recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as Goodwill Impairment in the consolidated statements of comprehensive income (loss). The goodwill impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants. The finalization of preliminary goodwill impairment will be completed in the fourth quarter of fiscal 2016 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when the Company’s finalizes the second step of the goodwill impairment test.  The primary factors that contributed to the estimated goodwill impairment loss were the declines in fiscal 2016 operating results and hypothetical projected impact in succeeding years as well as significant increases in the fair value of tangible property since the Merger.  If operating results continue to change versus the Company’s expectations, additional impairment charges may be recorded in the future.

During fiscal 2015, the Company did not record any impairment charges related to goodwill or other intangible assets.

Derivatives

The Company accounts for derivative financial instruments in accordance with authoritative guidance for derivative instrument and hedging activities.  Financial instrument positions taken by the Company are primarily intended to be used to manage risks associated with interest rate exposures.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.  The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.  Refer to Note 10, “Income Taxes,” for further discussion of income taxes.

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to or greater than the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of the options that will vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method.  Refer to Note 8, “Stock-Based Compensation” for further discussion of stock-based compensation.

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

During the second quarter of fiscal 2016, the Company sold and concurrently leased back two retail stores with a carrying value of $7.9 million and received net proceeds from these transactions of $8.7 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting leases are accounted for as financing leases and the Company has recorded a corresponding financing lease obligation of $8.7 million (as a component of current and non-current liabilities).  The Company will amortize the financing lease obligation over the lease term and depreciate the assets over their remaining useful lives.  During the third quarter of fiscal 2016, the Company sold and concurrently leased one store and the resulting lease qualifies and is accounted for as an operating lease.  The net proceeds from the sale-leaseback transaction amounted to $9.0 million.  The Company will amortize deferred gains of $2.6 million relating to the sale-leaseback transaction over the lease term.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of October 30, 2015 and January 30, 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, interest rate and other derivatives, accounts payable, accruals, debt, and other liabilities.  Cash and derivatives are measured and recorded at fair value.  Accounts receivable and other receivables are financial assets with carrying values that approximate fair value.  Accounts payable and other accrued expenses are financial liabilities with carrying values that approximate fair value.  Refer to Note 7, “Fair Value of Financial Instruments” for further discussion of the fair value of debt.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	October 30, 2015				January 30, 2015
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(120,000)	$—	$359,745	$479,745	$—	$479,745
Trade name	410,000	—	—	410,000	410,000	—	410,000

Total indefinite lived intangible assets	$889,745	$(120,000)	$—	$769,745	$889,745	$—	$889,745

Finite lived intangible assets:
Trademarks	$2,000	$—	$(381)	$1,619	$2,000	$(306)	$1,694
Bargain Wholesale customer relationships	20,000	—	(6,338)	13,662	20,000	(5,096)	14,904
Favorable leases	46,723	—	(16,187)	30,536	46,723	(13,010)	33,713

Total finite lived intangible assets	68,723	—	(22,906)	45,817	68,723	(18,412)	50,311

Total goodwill and other intangible assets	$958,468	$(120,000)	$(22,906)	$815,562	$958,468	$(18,412)	$940,056

	October 30, 2015				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unfavorable leases	1 to 15	$19,835	$(13,470)	$6,365	1 to 15	$19,835	$(11,615)	$8,220

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	October 30, 2015	January 30, 2015
Land	$177,970	$176,506
Buildings	111,397	117,422
Buildings improvements	71,828	71,985
Leasehold improvements	185,111	176,895
Fixtures and equipment	186,124	148,851
Transportation equipment	11,962	12,685
Construction in progress	25,301	46,195

Total property and equipment	769,693	750,539
Less: accumulated depreciation and amortization	(214,248)	(169,519)

Property and equipment, net	$555,445	$581,020

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
Net (loss) income	$(152,636)	$(3,814)	$(229,566)	$7,800
Unrealized loss on interest rate cash flow hedge, net of tax effects of $94, $(117), $0 and $(254) for the third quarter and first three quarters of each of fiscal 2016 and fiscal 2015, respectively	(192)	(176)	(333)	(380)
Reclassification adjustment, net of tax effects of $(321), $160, $0 and $445 for the third quarter and first three quarters of each of fiscal 2016 and fiscal 2015, respectively	724	240	1,207	668

Total unrealized gains , net	532	64	874	288

Total comprehensive (loss) income	$(152,104)	$(3,750)	$(228,692)	$8,088

Amounts in accumulated other comprehensive loss as of October 30, 2015 and January 30, 2015 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in each of the third quarter and first three quarters of fiscal 2016 and fiscal 2015 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	October 30, 2015	January 30, 2015

ABL Facility, maturing on January 13, 2017	$75,700	$57,000
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $4,612 and $5,606 as of October 30, 2015 and January 30, 2015, respectively	596,923	600,533
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Total debt	922,623	907,533
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$916,485	$901,395

As of October 30, 2015 and January 30, 2015, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	October 30, 2015	January 30, 2015

ABL Facility	$1,160	$1,196
First Lien Term Loan Facility	4,734	5,754
Senior Notes	7,508	8,513
Total deferred financing costs, net	$13,402	$15,463

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of October 30, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

As of October 30, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 30, 2015, the amount outstanding under the First Lien Term Loan Facility was $596.9 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, our subsidiary 99 Cents Only Stores Texas, Inc. (“99 Cents Texas”) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 30, 2015, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6, “Derivative Financial Instruments” for more information on this interest rate swap agreement.

ABL Facility

The ABL Facility initially provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, the Company could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (2.00% as of October 30, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (1.00% at October 30, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.375% for the quarter ended October 30, 2015).  The Company must also pay customary letter of credit fees and agency fees.

As of October 30, 2015, borrowings under the ABL Facility were $75.7 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $106.8 million.  As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On August 24, 2015, the Company amended its ABL Facility to increase commitments available under the ABL Facility by $10.0 million, resulting in an aggregate ABL Facility size of $185.0 million.  The additional commitments implemented pursuant to the amendment have terms identical to the existing commitments under the ABL Facility, including as to interest rate and other pricing terms. The Company paid amendment fees of $0.5 million to lenders under the ABL Facility.

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

As of October 30, 2015, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 30, 2015, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014

First Lien Term Loan Facility	$7,230	$7,345	$21,735	$21,928
ABL Facility	654	366	1,843	817
Senior Notes	6,875	6,875	20,701	20,549
Amortization of deferred financing costs and OID	1,238	1,113	3,543	3,291
Other interest expense	552	18	1,480	28
Interest expense	$16,549	$15,717	$49,302	$46,613

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

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert’s as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at October 30, 2015. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the interest rate swap agreement is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 7, “Fair Value of Financial Instruments”).  The fair value of the transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	October 30, 2015	January 30, 2015

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$1,221	$1,591
Interest rate swap (included in other liabilities)	$—	$596
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$124	$998
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$516	$—
Transition payments (included in other liabilities)	$197	$—

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$192	$176	$333	$380
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$724	$240	$1,207	$668
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(27)	$22	$(88)	$(110)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$713	$—	$713	$—

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands):

	October 30, 2015
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$762	$762	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$1,221	$—	$1,221	$—
Other current liabilities — transition payments	$516	$—	$—	$516
Other long-term liabilities — transition payments	$197	$—	$—	$197
Other long-term liabilities — deferred compensation	$762	$762	$—	$—

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

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first three quarters of fiscal 2016.

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

There were no Level 3 assets or liabilities as of January 30, 2015.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the First Three Quarters Ended
Transition Payments	October 30, 2015	October 31, 2014
Description
Beginning balance	$—	$—
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	(713)	—
Included in other comprehensive loss	—	—
Purchases, sales, issues and settlements:
Settlements	—	—
Ending balance	$(713)	$—
Total amount of unrealized gains (losses) for the period included in earnings relating to liabilities held at the reporting period	$(713)	$—

(1)         Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of October 30, 2015 and January 30, 2015.

The fair value of the First Lien Term Loan Facility was estimated at $487.2 million, or $114.3 million lower than the carrying value, as of October 30, 2015, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility approximated the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $141.2 million, or $108.8 million lower than the carrying value, as of October 30, 2015, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $264.7 million, or $14.7 million greater than the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of October 30, 2015, options for 56,551 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options granted to employees generally become exercisable over a four or five year service period and have terms of ten years from date of the grant.

Under the standard form of option award agreement for the 2012 Plan, Parent has a right to repurchase from the participant all or a portion of (i) Class A and Class B Common Stock of Parent issued upon the exercise of the options awarded to a participant and still held by such participant or his or her transferee and (ii) vested but unexercised options.  The repurchase price for the shares of Class A and Class B Common Stock of Parent received from option exercises prior to termination of employment is the fair market value of such shares as of the date of such termination, and, for the vested but unexercised options, the repurchase price is the difference between the fair market value of the Class A and Class B Common Stock of Parent as of the date of termination of employment and the exercise price of the option.  However, upon (i) a termination of employment for cause, (ii) a voluntary resignation without good reason, or (iii) upon discovery that the participant engaged in detrimental activity, the repurchase price is the lesser of the exercise price paid by the participant to exercise the option or the fair market value of the Class A and Class B Common Stock of Parent.  If Parent elects to exercise its repurchase right for any shares acquired pursuant to the exercise of an option, it must do so no later than (i) 180 days after the date of participant’s termination of employment if the option is exercised prior to the date of termination, or (ii) no later than 90 days from the latest date that such option can be exercised if the option is exercised after the date of termination.  If Parent elects to exercise its repurchase right for any vested and unexercised option, it must do so for no longer than the latest date that such option can be exercised.  The options also contain transfer restrictions that lapse upon registration of an offering of Parent common stock under the Securities Act of 1933 (a “liquidity event”).

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 19,675 time-based employee options outstanding as of October 30, 2015.

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

On May 25, 2015, Mr. Gonthier resigned from his positions as a director and as the President and Chief Executive Officer of the Company, Parent, and each of the Company’s subsidiaries. Twenty percent of the options to purchase common stock of Parent held by Mr. Gonthier that are subject to time-based vesting accelerated and vested as of the date of Mr. Gonthier’s resignation.  All of Mr. Gonthier’s time-based options were forfeited on August 24, 2015.  All of Mr. Gonthier’s performance-based options were forfeited on November 21, 2015.

The Company recorded stock-based compensation for the time-based options in accordance with the four year vesting period.  The Company had deferred recognition of performance-based options until it was probable that the performance hurdles would be achieved.  The time-based and performance-based options were accounted for as equity awards.  The fair value of these time-based options was estimated at the date of grant using the Black-Scholes pricing model.  The fair value of performance-based options was estimated at the date of grant using a Monte Carlo simulation method.

New Chief Executive Officer Equity Awards

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent.  In connection with this agreement, Mr. Covert was granted two options, each to purchase 15,500 shares of Class A and Class B Common Stock of Parent.  One of the grants has an exercise price of $1,000 per share.  The other grant has an exercise price equal to $750 per share plus the amount by which the fair market value of the underlying share exceeds $1,000 on the date of exercise.  One-half of each grant vests on each of the first four installments of the grant date, and the other half of each grant vests based on the achievement of certain performance targets.  The vesting of the options is subject to Mr. Covert’s continued employment through the applicable vesting date.  The options are subject to the terms of the 2012 Plan and the award agreements under which they were granted.

The Company has deferred recognition of the stock-based compensation expense for these time-based and performance-based stock options. The nature of the repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the third quarter and first three quarters of fiscal 2016, the Company recorded stock-based compensation expense of less than $0.1 million and $1.5 million, respectively.  During the third quarter and first three quarters of fiscal 2015, the Company recorded stock-based compensation expense of $0.6 million and $2.0 million, respectively.

The following summarizes stock option activity in the first three quarters of fiscal 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	48,130	$1,171
Granted	36,800	$946
Exercised	(660)	$1,000
Cancelled	(27,719)	$1,209

Outstanding at the end of the period	56,551	$1,007	8.20

Exercisable at the end of the period	6,970	$1,049	6.70

The following table summarizes the stock awards available for grant under the 2012 Plan as of October 30, 2015:

Number of Shares
Available for grant as of January 30, 2015	36,840
Authorized	—
Granted	(36,800)
Cancelled	27,719
Available for grant at October 30, 2015	27,759

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

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of January 30, 2015 these affiliates held approximately $1.4 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.  As of October 30, 2015, these affiliates no longer held any term loans under the First Lien Term Loan Facility.

Senior Notes

Various funds affiliated with Ares and Canada Pension Plan Investment Board have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first three quarters of fiscal 2016 was a provision rate of (16.5)% compared to a provision rate of 40.7% for the first three quarters of fiscal 2015.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The change in the effective tax rate is primarily due to the tax effect of the non-deductible goodwill impairment, the establishment of a valuation allowance against deferred tax assets as discussed below, and the effect of not recognizing the benefit of losses incurred in fiscal 2016 in jurisdictions where we concluded is it more likely than not that such benefits would not be realized.

The Company assesses its ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, the Company concluded that it was more likely than not that the Company would not realize its deferred tax assets. In the first three quarters of fiscal 2016, the Company recorded a $31.7 million increase to its provision for income taxes in order to establish a valuation allowance against such deferred tax assets and, additionally, realize the benefit of losses incurred in fiscal 2016.  The Company will continue to evaluate all of the positive and negative evidence in future periods and will make a determination as to whether it is more likely than not that all or a portion of its deferred tax assets will be realized in such future periods. At such time as the Company determines that it is more likely than not that all or a portion of its deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, and the corresponding benefit will be reflected in the Company’s tax provision. Deferred tax liabilities associated with intangibles cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  As of October 30, 2015 and January 31, 2015, the Company has not accrued any interest and penalties related to uncertain tax positions.

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

As of October 30, 2015 and January 30, 2015, the Company had recorded a liability of $68.6 million and $70.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of October 30, 2015 and January 30, 2015 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of October 30, 2015 and January 30, 2015, the Company had recorded a liability of $0.5 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

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

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly with the plaintiff and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  The Court has set a status conference for January 12, 2016, and at that time will set a discovery plan and deadline for the filing of motions regarding class certification if the parties are unable to agree prior to that time on such a plan and deadline.  On October 26, 2015, plaintiffs’ counsel filed another action, this time in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  While the Guerra case is not yet at issue, plaintiffs have agreed to stipulate to the transfer of the action to Riverside Superior Court and to consolidate it with the Barriga action.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that it could face as a result of such lawsuits.

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

12.                               Assets Held for Sale

Assets held for sale as of October 30, 2015 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with a carrying value of $2.3 million.  Assets held for sale as of January 30, 2015 consisted of vacant land in Rancho Mirage, California and property containing land and a building in Pasadena-Shaver, Texas with a carrying value of $3.1 million.

In April 2015, the Company completed the sale of property in Pasadena-Shaver, Texas and received net proceeds of $1.4 million.  The carrying value of the Pasadena-Shaver property was $1.4 million.

In September 2015, the Company completed the sale of a cold storage distribution center in City of Commerce, California and received net proceeds of $11.8 million.  The carrying value of the cold storage distribution center was $6.5 million.

13.                               Other Accrued Expenses

Other accrued expenses as of October 30, 2015 and January 30, 2015 are as follows (in thousands):

	October 30, 2015	January 30, 2015
Accrued interest	$14,073	$8,363
Accrued occupancy costs	15,225	11,766
Accrued legal reserves and fees	7,043	6,006
Accrued interest swap	1,221	1,591
Accrued California Redemption Value	2,450	951
Other	11,103	11,491
Total other accrued expenses	$51,115	$40,168

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03.)” This ASU requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement (“ASU 2015-15”). ASU 2015-15 clarifies the presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. For line-of-credit arrangements, an entity can continue to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These standards are effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The Company is currently evaluating the impacts of the new guidance on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”  This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.  The Company will adopt this standard in the first quarter of fiscal 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This ASU simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and allows for either prospective or retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of October 30, 2015 and January 30, 2015, the Senior Notes are fully and unconditionally guaranteed by the Company’s 100% owned subsidiaries (the “Subsidiary Guarantors”), except for immaterial subsidiaries.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 30, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,303	$1,246	$36	$—	$2,585
Accounts receivable, net	1,711	102	—	—	1,813
Income taxes receivable	1,540	—	—	—	1,540
Deferred income taxes	31,115	—	—	—	31,115
Inventories, net	234,212	32,024	—	—	266,236
Assets held for sale	2,308	—	—	—	2,308
Other	14,438	1,245	14	—	15,697

Total current assets	286,627	34,617	50	—	321,294
Property and equipment, net	496,096	59,321	28	—	555,445
Deferred financing costs, net	13,402	—	—	—	13,402
Equity investments and advances to subsidiaries	565,157	482,517	1,424	(1,049,098)	—
Intangible assets, net	453,752	2,065	—	—	455,817
Goodwill	359,745	—	—	—	359,745
Deposits and other assets	7,100	410	8	—	7,518

Total assets	$2,181,879	$578,930	$1,510	$(1,049,098)	$1,713,221

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$93,165	$5,736	$—	$—	$98,901
Intercompany payable	483,189	501,681	1,985	(986,855)	—
Payroll and payroll-related	18,890	1,225	—	—	20,115
Sales tax	6,010	658	—	—	6,668
Other accrued expenses	46,530	4,568	17	—	51,115
Workers’ compensation	68,630	75	—	—	68,705
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	979	—	—	—	979

Total current liabilities	723,531	513,943	2,002	(986,855)	252,621
Long-term debt, net of current portion	916,485	—	—	—	916,485
Unfavorable lease commitments, net	6,303	62	—	—	6,365
Deferred rent	24,369	2,185	5	—	26,559
Deferred compensation liability	762	—	—	—	762
Capital and financing lease obligation, net of current portion	34,474	—	—	—	34,474
Long-term deferred income taxes	191,914	—	—	—	191,914
Other liabilities	3,972	—	—	—	3,972

Total liabilities	1,901,810	516,190	2,007	(986,855)	1,433,152

Member’s Equity:
Member units	550,144	—	1	(1)	550,144
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(250,751)	(37,203)	(498)	37,701	(250,751)
Other comprehensive loss	(124)	—	—	—	(124)

Total equity	280,069	62,740	(497)	(62,243)	280,069

Total liabilities and equity	$2,181,879	$578,930	$1,510	$(1,049,098)	$1,713,221

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 30, 2015

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$11,333	$1,097	$33	$—	$12,463
Accounts receivable, net	1,844	110	—	—	1,954
Income taxes receivable	10,911	—	—	—	10,911
Deferred income taxes	41,583	—	—	—	41,583
Inventories, net	263,284	32,756	—	—	296,040
Assets held for sale	1,680	1,414	—	—	3,094
Other	18,023	1,005	11	—	19,039

Total current assets	348,658	36,382	44	—	385,084
Property and equipment, net	517,739	63,251	30	—	581,020
Deferred financing costs, net	15,463	—	—	—	15,463
Equity investments and advances to subsidiaries	451,053	357,842	—	(808,895)	—
Intangible assets, net	458,043	2,268	—	—	460,311
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,040	503	—	—	7,543

Total assets	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$136,884	$2,403	$—	$—	$139,287
Intercompany payable	357,909	377,382	567	(735,858)	—
Payroll and payroll-related	18,489	1,515	—	—	20,004
Sales tax	13,562	525	—	—	14,087
Other accrued expenses	37,756	2,375	37	—	40,168
Workers’ compensation	70,416	75	—	—	70,491
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	380	—	—	—	380

Total current liabilities	641,534	384,275	604	(735,858)	290,555
Long-term debt, net of current portion	901,395	—	—	—	901,395
Unfavorable lease commitments, net	8,103	117	—	—	8,220
Deferred rent	21,006	2,287	—	—	23,293
Deferred compensation liability	724	—	—	—	724
Capital and financing lease obligation, net of current portion	24,681	—	—	—	24,681
Long-term deferred income taxes	170,678	—	—	—	170,678
Other liabilities	1,868	—	—	—	1,868

Total liabilities	1,769,989	386,679	604	(735,858)	1,421,414

Member’s Equity:
Member units	549,135	—	1	(1)	549,135
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(21,185)	(26,376)	(531)	26,907	(21,185)
Other comprehensive loss	(998)	—	—	—	(998)

Total equity	507,752	73,567	(530)	(73,037)	507,752

Total liabilities and equity	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Third Quarter Ended October 30, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$447,617	$43,848	$197	$(197)	$491,465
Cost of sales	325,304	34,492	—	—	359,796

Gross profit	122,313	9,356	197	(197)	131,669
Selling, general and administrative expenses	133,506	13,652	188	(197)	147,149
Goodwill impairment	120,000	—	—	—	120,000

Operating (loss) income	(131,193)	(4,296)	9	—	(135,480)
Other (income) expense:
Interest income	—	—	—	—	—
Interest expense	16,549	—	—	—	16,549
Equity in (earnings) loss of subsidiaries	4,281	—	—	(4,281)	—

Total other expense, net	20,830	—	—	(4,281)	16,549

(Loss) income before provision for income taxes	(152,023)	(4,296)	9	4,281	(152,029)
Provision (benefit) for income taxes	613	—	(6)	—	607

Net (loss) income	$(152,636)	$(4,296)	$15	$4,281	$(152,636)

Comprehensive (loss) income	$(152,104)	$(4,296)	$15	$4,281	$(152,104)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the First Three Quarters Ended October 30, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,354,980	$131,176	$578	$(578)	$1,486,156
Cost of sales	960,445	101,544	—	—	1,061,989

Gross profit	394,535	29,632	578	(578)	424,167
Selling, general and administrative expenses	411,433	40,459	551	(578)	451,865
Goodwill impairment	120,000	—	—	—	120,000

Operating (loss) income	(136,898)	(10,827)	27	—	(147,698)
Other (income) expense:
Interest income	(3)	—	—	—	(3)
Interest expense	49,302	—	—	—	49,302
Equity in (earnings) loss of subsidiaries	10,794	—	—	(10,794)	—
			—
Total other expense, net	60,093	—	—	(10,794)	49,299

(Loss) income before provision for income taxes	(196,991)	(10,827)	27	10,794	(196,997)
Provision (benefit) for income taxes	32,575	—	(6)	—	32,569

Net (loss) income	$(229,566)	$(10,827)	$33	$10,794	$(229,566)

Comprehensive (loss) income	$(228,692)	$(10,827)	$33	$10,794	$(228,692)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Third Quarter Ended October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$434,121	$44,157	$—	$—	$478,278
Cost of sales	293,887	34,257	—	—	328,144

Gross profit	140,234	9,900	—	—	150,134
Selling, general and administrative expenses	127,094	13,185	93	—	140,372

Operating income (loss)	13,140	(3,285)	(93)	—	9,762
Other (income) expense:
Interest expense	15,717	—	—	—	15,717
Equity in (earnings) loss of subsidiaries	3,378	—	—	(3,378)	—

Total other expense, net	19,095	—	—	(3,378)	15,717

Loss before provision for income taxes	(5,955)	(3,285)	(93)	3,378	(5,955)
Benefit for income taxes	(2,141)	—	—	—	(2,141)

Net loss	$(3,814)	$(3,285)	$(93)	$3,378	$(3,814)

Comprehensive loss	$(3,750)	$(3,285)	$(93)	$3,378	$(3,750)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the First Three Quarters Ended October 31, 2014

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,281,485	$132,897	$—	$—	$1,414,382
Cost of sales	858,364	101,004	—	—	959,368

Gross profit	423,121	31,893	—	—	455,014
Selling, general and administrative expenses	356,927	38,099	225	—	395,251

Operating income (loss)	66,194	(6,206)	(225)	—	59,763
Other (income) expense:
Interest expense	46,613	—	—	—	46,613
Equity in (earnings) loss of subsidiaries	6,431	—	—	(6,431)	—

Total other expense, net	53,044	—	—	(6,431)	46,613

Income (loss) before provision for income taxes	13,150	(6,206)	(225)	6,431	13,150
Provision for income taxes	5,350	—	—	—	5,350

Net income (loss)	$7,800	$(6,206)	$(225)	$6,431	$7,800

Comprehensive income	$8,088	$(6,206)	$(225)	$6,431	$8,088

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Three Quarters Ended October 30, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$1,447	$374	$6	$—	$1,827

Cash flows from investing activities:
Purchases of property and equipment	(53,998)	(1,709)	(3)	—	(55,710)
Proceeds from sales of fixed assets	20,836	1,484	—	—	22,320

Net cash used in investing activities	(33,162)	(225)	(3)	—	(33,390)

Cash flows from financing activities:
Payments of long-term debt	(4,604)	—	—	—	(4,604)
Proceeds under revolving credit facility	404,050	—	—	—	404,050
Payments under revolving credit facility	(385,350)	—	—	—	(385,350)
Payments of debt issuance costs	(487)	—	—	—	(487)
Proceeds from financing lease obligations	8,666	—	—	—	8,666
Payments of capital and financing lease obligations	(143)	—	—	—	(143)
Payments to repurchase stock options of Number Holdings, Inc	(390)	—	—	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—	—	(57)

Net cash provided by financing activities	21,685	—	—	—	21,685

Net (decrease) increase in cash	(10,030)	149	3	—	(9,878)
Cash — beginning of period	11,333	1,097	33	—	12,463

Cash — end of period	$1,303	$1,246	$36	$—	$2,585

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

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  Fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, will end on January 29, 2016 and will consist of 52 weeks.  Fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, ended on January 30, 2015 and consisted of 52 weeks.  The third quarter ended October 30, 2015 (“the third quarter of fiscal 2016”) and the third quarter ended October 31, 2014 (“the third quarter of fiscal 2015”) were each comprised of 91 days.  The period ended October 30, 2015 (“the first three quarters of fiscal 2016”) and the period ended October 31, 2014 (“the first three quarters of fiscal 2015”) were each comprised of 273 days.

For the third quarter of fiscal 2016, we had net sales of $491.5 million, operating loss of $135.5 million and a net loss of $152.6 million.  Sales increased during the third quarter of fiscal 2016 over the same period in fiscal 2015 primarily due to the full quarter effect of new stores opened in fiscal 2015 and the effect of six new stores opened in fiscal 2016.  This was partially offset by a 3.9% decrease in same-store sales.  For the first three quarters of fiscal 2016, we had net sales of $1,486.2 million, operating loss of $147.7 million and net loss of $229.6 million.  Sales increased during the first three quarters of fiscal 2016 primarily due to the full year effect of new stores opened in fiscal 2015 and the effect of six new stores opened in fiscal 2016.  This was partially offset by a 2.5% decrease in same-store sales.

In the first three quarters of fiscal 2016, we opened six new stores.  In fiscal 2016, we currently intend to increase our store count by up to approximately 10 stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth will primarily result from new store openings in our existing markets and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

We assess our ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, we concluded that it was more likely than not that we would not realize our deferred tax assets.  As a result of this analysis, we recorded a $31.7 million valuation allowance against our deferred tax assets for the first three quarters of fiscal 2016.  We will continue to evaluate all of the positive and negative evidence in future periods and will make a determination as to whether it is more likely than not that all or a portion of our deferred tax assets will be realized in such future periods. See Note 10 to the Unaudited Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets are not amortized but instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired.  During the third quarter of fiscal 2016, we determined that sufficient indicators of impairment existed to require an interim impairment analysis of goodwill and trade name.  Our first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value. We performed step two of the goodwill impairment that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including any significant increases in the fair value of tangible property and intangible assets.  Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment.  Due to the complexity and effort required to estimate the fair value of the retail reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions that are subject to change. As a result of this preliminary analysis and based on our best estimate, we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as Goodwill Impairment in the consolidated statements of comprehensive income (loss). The finalization of goodwill of preliminary goodwill impairment will be completed in the fourth quarter of fiscal 2016 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when we finalize the second step of the goodwill impairment test.  If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future. See Note 1 to the Unaudited Consolidated Financial Statements.

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

Goodwill Impairment: Represents the estimated goodwill impairment charge measured by comparing the implied fair value of goodwill (determined as a result of our interim impairment analysis) with the carrying amount of goodwill.

Other (Income) Expense: Other (income) expense relates primarily to interest expense on our debt and capitalized and financing leases.

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	October 30,	% of Net	October 31,	% of Net	October 30,	% of Net	October 31,	% of Net
	2015	Sales	2014	Sales	2015	Sales	2014	Sales
Net Sales:
99¢ Only Stores	$480,547	97.8%	$467,134	97.7%	$1,452,682	97.7%	$1,379,823	97.6%
Bargain Wholesale	10,918	2.2	11,144	2.3	33,474	2.3	34,559	2.4
Total sales	491,465	100.0	478,278	100.0	1,486,156	100.0	1,414,382	100.0
Cost of sales	359,796	73.2	328,144	68.6	1,061,989	71.5	959,368	67.8
Gross profit	131,669	26.8	150,134	31.4	424,167	28.5	455,014	32.2
Selling, general and administrative expenses	147,149	29.9	140,372	29.3	451,865	30.4	395,251	27.9
Goodwill impairment	120,000	24.4	—	0.0	120,000	8.1	—	0.0
Operating (loss) income	(135,480)	(27.6)	9,762	2.0	(147,698)	(9.9)	59,763	4.2
Other (income) expense:
Interest income	—	0.0	—	0.0	(3)	0.0	—	0.0
Interest expense	16,549	3.4	15,717	3.3	49,302	3.3	46,613	3.3
Total other expense, net	16,549	3.4	15,717	3.3	49,299	3.3	46,613	3.3
(Loss) income before provision for income taxes	(152,029)	(30.9)	(5,955)	(1.2)	(196,997)	(13.3)	13,150	0.9
Provision (benefit) for income taxes	607	0.1	(2,141)	(0.4)	32,569	2.2	5,350	0.4
Net (loss) income	$(152,636)	(31.1)%	$(3,814)	(0.8)%	$(229,566)	(15.4)%	7,800	0.6%

Third Quarter Ended October 30, 2015 Compared to Third Quarter Ended October 31, 2014

Net sales.  Total net sales increased $13.2 million, or 2.8%, to $491.5 million in the third quarter of fiscal 2016, from $478.3 million in the third quarter of fiscal 2015.  Net retail sales increased $13.4 million, or 2.9%, to $480.5 million in the third quarter of fiscal 2016, from $467.1 million in the third quarter of fiscal 2015.  Bargain Wholesale net sales decreased by $0.2 million, or 2.0%, to $10.9 million in the third quarter of fiscal 2016, from $11.1 million in the third quarter of fiscal 2015.  The $13.4 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2015, and the effect of new stores opened during the first three quarters of fiscal 2016. The increase in retail sales was partially offset by a 3.9% decrease in same-store sales, with lower customer traffic partially offset by higher average ticket.

Gross profit.  Gross profit decreased $18.5 million, or 12.3%, to $131.7 million in the third quarter of fiscal 2016, from $150.1 million in the third quarter of 2015.  As a percentage of net sales, overall gross margin decreased to 26.8% in the third quarter of fiscal 2016, from 31.4% in the third quarter of fiscal 2015.  Among the gross profit components, cost of products sold increased by 230 basis points compared to the third quarter of fiscal 2015 primarily due to higher inbound freight and duty costs and the accelerated implementation of inventory clearance initiatives, partially offset by a shift in product mix toward higher margin general merchandise products. Additionally, inventory shrinkage and scrap increased by 160 basis points compared to the third quarter of fiscal 2015 based on the results of physical inventory counts completed during the quarter. Distribution and transportation expenses increased 60 basis points primarily due to higher transportation costs and depreciation expense for an incremental warehouse facility. The remaining change was attributable to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.7 million, or 4.8%, to $147.1 million in the third quarter of fiscal 2016, from $140.4 million in the third quarter of fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 29.9% for the third quarter of fiscal 2016 from 29.3% for the third quarter of fiscal 2015.  The 60 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by store level payroll and occupancy expenses, depreciation and amortization and outside professional fees.  Selling, general, and administrative expenses as a percentage of sales were negatively impacted by the recent opening of 27 new stores since the same period of last fiscal year and negative operating leverage as a result of the decline in same-store sales during the third quarter of fiscal 2016.  Depreciation and amortization expense was higher due to new store openings, the store remodeling program and the information system implementation. Outside professional fees were higher primarily due to costs relating to executive transitions.  These increases were partially offset by a gain realized on the sale of a cold storage facility during the third quarter of fiscal 2016.

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit resulting from significant declines in profitability in the most recent quarters of fiscal 2016, a modest recovery to restore expected future operating results to historical levels and significant increase in the fair value of our tangible property since the Merger.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants. See Note 1 to the Unaudited Consolidated Financial Statements.

Operating (loss) income.  Operating loss was $135.5 million in the third quarter of fiscal 2016 compared to operating income of $9.8 million for the third quarter of fiscal 2015.  Operating loss as a percentage of net sales was (27.6)% in the third quarter of fiscal 2016 compared to operating income of 2.0% in the third quarter of fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, and the recording of a goodwill impairment charge, as discussed above.

Interest expense.  Interest expense was $16.5 million for the third quarter of fiscal 2016 compared to interest expense of $15.7 million for the third quarter of fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and additional borrowings under the ABL Facility (as defined below).

Provision for income taxes. The provision for income taxes was $0.6 million for the third quarter of fiscal 2016 compared to an income tax benefit of $2.1 million for the third quarter of fiscal 2015.  The effective income tax rate for the third quarter of fiscal 2016 was a provision rate of (0.4)% compared to a benefit rate of 36.0% for the third quarter 2015.  The change in the effective tax rate is primarily due to the non-deductible goodwill impairment and the effect of not recognizing the benefit of losses incurred in the third quarter of fiscal 2016 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of a valuation allowance established in fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net (loss) income.  As a result of the items discussed above, net loss for the third quarter of fiscal 2016 was $152.6 million compared to net loss of $3.8 million in the third quarter of fiscal 2015.  Net loss as a percentage of net sales was (31.1)% for the third quarter of fiscal 2016, compared to net loss of (0.8)% for the third quarter of fiscal 2015.

First Three Quarters Ended October 30, 2015 Compared to First Three Quarters Ended October 31, 2014

Net sales.  Total net sales increased $71.8 million, or 5.1%, to $1,486.2 million in the first three quarters of fiscal 2016, from $1,414.4  million in the first three quarters of fiscal 2015.  Net retail sales increased $72.9 million, or 5.3%, to $1,452.7 million in the first three quarters of fiscal 2016, from $1,379.8 million in the first three quarters of fiscal 2015.  Bargain Wholesale net sales decreased by approximately $1.1 million, or 3.1%, to $33.5 million in the first three quarters of fiscal 2016, from $34.6 million in the first three quarters of fiscal 2015.  The $72.9 million increase in net retail sales was primarily due to the full year effect of stores opened in fiscal 2015, and the effect of new stores opened during first three quarters of fiscal 2016.  The increase in retail sales was partially offset by a 2.5% decrease in same-store sales, with lower customer traffic partially offset by higher average ticket.

Gross profit.  Gross profit decreased $30.8 million, or 6.8%, to $424.2 million in the first three quarters of fiscal 2016, from $455.0 million in the first three quarters of fiscal 2015.  As a percentage of net sales, overall gross margin decreased to 28.5% in the first three quarters of fiscal 2016, from 32.2% in the first three quarters of fiscal 2015.  Among the gross profit components, cost of products sold increased by 150 basis points compared to the first three quarters of fiscal 2016 primarily due to greater levels of promotional activities, higher inbound freight and duty costs as well as the accelerated implementation of inventory clearance initiatives in the third quarter of fiscal 2016, partially offset by a shift in product mix toward higher margin general merchandise and seasonal products.  Additionally, inventory shrinkage and scrap increased by 140 basis points compared to the first three quarters of fiscal 2015 based on the results of physical inventory counts completed during the year.  Distribution and transportation expenses increased 40 basis points primarily due to higher transportation costs and depreciation expense for an incremental warehouse facility.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $56.6 million, or 14.3%, to $451.9 million in the first three quarters of fiscal 2016, from $395.3 million in the first three quarters of fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 30.4% for the first three quarters of fiscal 2016 from 27.9% for the first three quarters of fiscal 2015.  The 250 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by store level payroll and occupancy expenses, depreciation and amortization and outside professional fees.  Selling, general and administrative expenses as a percentage of sales were negatively impacted by the recent opening of 27 new stores since the same period of last fiscal year and an increase in the minimum wage in California as well as negative operating leverage as a result of the decline in same-store sales during the third quarter of fiscal 2016.  Depreciation and amortization expense was higher due to new store openings, the store remodeling program and the information system implementation. Outside professional fees were higher primarily due to charges relating to previously capitalized store and distribution center real estate development costs expensed in the second quarter of fiscal 2016 as a result of cancelled projects and costs relating to executive transitions.  These increases were partially offset by a gain realized on the sale of a cold storage facility during the third quarter of fiscal 2016.

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit resulting from significant declines in profitability in the most recent quarters of fiscal 2016, a modest recovery to restore expected future operating results to historical levels and significant increase in the fair value of our tangible property since the Merger.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants. See Note 1 to the Unaudited Consolidated Financial Statements.

Operating (loss) income.  Operating loss was $147.7 million for the first three quarters of fiscal 2016 compared to operating income of $59.8 million for the first three quarters of fiscal 2015.  Operating loss as a percentage of net sales was (9.9)% in the first three quarters of fiscal 2016 compared to operating income of 4.2% in the first three quarters of fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin, selling, general, and administrative expenses and the recording of a goodwill impairment charge, as discussed above.

Interest expense.  Interest expense was $49.3 million for the first three quarters of fiscal 2016 compared to interest expense of $46.6 million for the first three quarters of fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and additional borrowings under the ABL Facility (as defined below).

Provision for income taxes. The provision for income taxes was $32.6 million for the first three quarters of fiscal 2016 compared to an income tax provision of $5.4 million for the first three quarters of fiscal 2015.  The effective income tax rate for the first three quarters of fiscal 2016 was a provision rate of (16.5)% compared to a provision rate of 40.7% for the first three quarters of fiscal 2015.  The change in the effective tax rate is primarily due to the non-deductible goodwill impairment, the establishment of a valuation allowance of $31.7 million in fiscal 2016 (as described in Note 10 to the Unaudited Consolidated Financial Statements) and the effect of not recognizing the benefit of losses incurred in the first three quarters of fiscal 2016 in the jurisdictions where we concluded it is more likely than not that such benefits would not be realized.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net (loss) income.  As a result of the items discussed above, net loss for the first three quarters of fiscal 2016 was $229.6 million compared to net income of $7.8 million for the first three quarters of fiscal 2015.  Net loss as a percentage of net sales was (15.4)% for the first three quarters of fiscal 2016 compared to net income of 0.6% for the first three quarters of fiscal 2015.

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

As of the end of the third quarter of fiscal 2016, we held $2.6 million in cash, and our total indebtedness was $922.6 million, consisting of borrowings under the First Lien Term Loan Facility (as defined below) of $596.9 million, borrowings under the ABL Facility of $75.7 million and $250.0 million of our Senior Notes (as defined below).  As of October 30, 2015, availability under the ABL Facility (subject to the borrowing base) was $106.8 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $40.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility.  We also have, and will continue to have, significant lease obligations.  As of October 30, 2015, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2016 are $18.5 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.25% as of October 30, 2015), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an Adjusted Eurocurrency Rate.

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

As of October 30, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 30, 2015, the amount outstanding under the First Lien Term Loan Facility was $596.9 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, 99 Cents Texas and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 30, 2015, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 6 to our Unaudited Consolidated Financial Statements for more information on our interest rate swap agreement.

ABL Facility

The ABL Facility initially provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, we could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors.

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (2.00% as of October 30, 2015) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (1.00% at October 30, 2015), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.375% for the quarter ended October 30, 2015).  We must also pay customary letter of credit fees and agency fees.

As of October 30, 2015, borrowings under the ABL Facility were $75.7 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $106.8 million. As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, we amended the ABL Facility to, among other things, modify the provision restricting our ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges

On August 24, 2015, we amended the ABL Facility to increase commitments available under ABL Facility by $10.0 million, resulting in an aggregate ABL Facility size of $185.0 million.  The additional commitments implemented pursuant to the amendment have terms identical to the existing commitments under the ABL Facility, including as to interest rate and other pricing terms. We paid amendment fees of $0.5 million to lenders under the ABL Facility.

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

As of October 30, 2015, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 30, 2015, we were in compliance with the terms of the Indenture.

Various funds affiliated with Ares and Canada Pension Plan Investment Board have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Three Quarters Ended
	October 30, 2015	October 31, 2014
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(229,566)	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,179	38,451
Amortization of deferred financing costs and accretion of OID	3,542	3,292
Amortization of intangible assets	1,332	1,340
Amortization of favorable/unfavorable leases, net	1,322	529
Gain on disposal of fixed assets	(5,497)	(45)
Loss on interest rate hedge	1,119	1,105
Long-lived assets impairment	509	—
Goodwill impairment	120,000	—
Deferred income taxes	31,704	465
Stock-based compensation	1,456	2,016

Changes in assets and liabilities associated with operating activities:
Accounts receivable	141	132
Inventories	29,804	(69,030)
Deposits and other assets	3,487	(1,051)
Accounts payable	(22,433)	34,652
Accrued expenses	3,270	9,455
Accrued workers’ compensation	(1,786)	(3,366)
Income taxes	9,371	(902)
Deferred rent	3,266	6,403
Other long-term liabilities	1,607	(4,221)

Net cash provided by operating activities	$1,827	$27,025

Cash provided by operating activities during the first three quarters of fiscal 2016 was $1.8 million and consisted of (i) net loss of $229.6 million; (ii) net income adjustments for depreciation, deferred taxes, goodwill impairment and other non-cash items of $204.7 million; (iii) an increase in working capital activities of $21.7 million; and (iv) an increase in other activities of $5.0 million, primarily due to increased deferred rent and other long-term liabilities.  The increase in working capital activities was primarily due to a decrease in inventory and income taxes receivable, partially offset by decreases in accounts payable.

Cash provided by operating activities during the first three quarters of fiscal 2015 was $27.0 million and consisted of (i) net income of $7.8 million; (ii) net income adjustments for depreciation and other non-cash items of $47.1 million; (iii) a decrease in working capital activities of $28.9 million; and (iv) an increase in other activities of $1.0 million, primarily due to an increase in deferred rent, partially offset by a decrease in other long-term liabilities and an increase in other long-term assets.  The decrease in working capital activities was primarily due to an increase in inventories, partially offset by increases in accounts payable and accrued expenses. Inventory increased as a result of several factors, including the opening of new stores, an expansion of our seasonal merchandise programs, higher volume of purchases sourced directly from international vendors, and the “Go Taller” store remodeling program which increased shelf height (and consequently, merchandising space) across our stores.

Investing Activities

	First Three Quarters Ended
	October 30, 2015	October 31, 2014
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(55,710)	$(76,914)
Proceeds from sale of fixed assets	22,320	29

Net cash used in investing activities	$(33,390)	$(76,885)

Capital expenditures in the first three quarters of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $55.7 million. Proceeds from sale of fixed assets primarily relate to sale of held for sale properties and a sale-leaseback transaction.

Capital expenditures in the first three quarters of fiscal 2015 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $76.9 million.

We estimate that total capital expenditures through the end of the current fiscal year will be between $63 to $67 million, comprised of approximately of $45 to $49 million for leasehold improvements and fixtures and equipment for new and existing stores and approximately $18 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We expect to fund a portion of these capital expenditures through divestitures of surplus assets and sale-leaseback transactions. We are also finalizing our long-term plans regarding our supply chain, which could increase our capital spend in this area over the next 12 to 24 months.

Financing Activities

	First Three Quarters Ended
	October 30, 2015	October 31, 2014
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(4,604)	$(4,604)
Proceeds under revolving credit facility	404,050	112,500
Payments under revolving credit facility	(385,350)	(76,500)
Payment of debt issuance costs	(487)	—
Proceeds from financing lease obligations	8,666	—
Payments of capital and financing lease obligations	(143)	(65)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—

Net cash provided by financing activities	$21,685	$31,255

Net cash provided by financing activities in the first three quarters of fiscal 2016 was comprised primarily of net borrowings under the ABL Facility and proceeds from the financing lease obligations associated with sale-leaseback transactions, partially offset by repayments of borrowings under the First Lien Term Loan Facility.

Net cash provided by financing activities in the first three quarters of fiscal 2015 was comprised primarily of net borrowings under the ABL Facility, partially offset by repayments of borrowings under the First Lien Term Loan Facility.

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

On June 21, 2015, Bradley Lukow resigned as Chief Financial Officer, Treasurer and Secretary of the Company and Parent.

Effective June 23, 2015, the Board of Directors of Parent elected one of its members, Michael Fung, to serve as Interim Chief Financial Officer and Treasurer of the Company and Parent.  While Mr. Fung served as Interim Chief Financial Officer and Treasurer of the Company and Parent, he stepped down from the Audit Committee of the Board of Directors of Parent but remained a member of the Board of Directors of Parent.

On September 11, 2015, the Board of Directors of Parent appointed Geoffrey J. Covert as President and Chief Executive Officer of each of the Company and Parent, replacing Mr. Giancamilli, who will remain Chairman of the Board of Directors of Parent.  In connection with his appointment, Mr. Covert was elected to the Board of Directors of Parent.

On November 2, 2015, Felicia Thornton was appointed as Chief Financial Officer and Treasurer of each of the Company and Parent, replacing Mr. Fung, who will remain as a member of the Board of Directors of Parent and has resumed his role as Chairperson of the Audit Committee of the Board of Directors of Parent.

Off-Balance Sheet Arrangements

As of October 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 30, 2015 is provided in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.  During the first three quarters of fiscal 2016, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and three locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the third quarter of fiscal 2016 and fiscal 2015 was $24.3 million and $21.4 million, respectively. Rental expense charged to operations for the first three quarters of fiscal 2016 and fiscal 2015 was $71.7 million and $61.5 million, respectively.  We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended October 30, 2015 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of October 30, 2015, we had variable rate borrowings of $596.9 million under our First Lien Term Loan Facility and $75.7 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of October 30, 2015, the fair value of the interest rate swap was a liability of $1.2 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended October 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of October 30, 2015, the Company’s controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2016, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended October 30, 2015 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 30, 2015 for information regarding the most significant factors affecting our operations.  Except as described below, as of October 30, 2015, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2015.

There can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.

Over the past several years, we implemented several strategic initiatives, including accelerating store growth, retrofitting our existing store base and enhancing our merchandising and replenishment systems.  These significant changes and accelerated timing in implementing these initiatives have placed increased demands on our operating, managerial and administrative resources and have also contributed to decreased profitability in our operating results through the first three quarters of fiscal 2016.  In response, we have begun to implement corrective measures focusing on merchandising, supply chain and operational effectiveness that we believe will improve performance over the next several future periods. However, there can be no assurance that these measures will improve our financial results and, if they do, there can be no guarantee as to the timing, sustainability or magnitude of any such improvement. The persistence of poor operating performance could adversely affect our relationships with key vendors, our lenders and other business partners, who may seek to impose stricter credit or other terms on their arrangements with us. This could restrict our operational flexibility and/or impair our liquidity position, which could further adversely affect our operating results and financial condition and cause the trading price of our debt securities to decline.

We have recognized substantial goodwill impairment charges in the current period and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

A substantial portion of our total assets consists of goodwill and intangible assets. Goodwill and certain intangible assets are not amortized, but are tested for impairment at least annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of our net assets is less than its carrying amount. Testing for impairment involves an estimation of the fair value of our net assets and other factors and involves a high degree of judgment and subjectivity. During the third quarter of fiscal 2016, we determined that sufficient indicators of impairment existed to require an interim impairment analysis of goodwill and trade name. These indicators included significant declines in profitability in the most recent quarters of fiscal 2016 and a modest recovery to restore expected future operating results to historical levels.  As a result of the preliminary results of the impairment test, impairment of goodwill was required and based on our best estimate we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016.  The finalization of the preliminary goodwill impairment will be completed in the fourth quarter of fiscal 2016 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when we finalize the second step of the goodwill impairment test.  The primary factors that contributed to the goodwill impairment loss were the declines in fiscal 2016 operating results and the hypothetical projected impact in succeeding years as well as significant increases in the fair value of tangible assets since the Merger.  If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future.  If we have an additional impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and members’ equity for the period in which the impairment charge is recorded.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung. (2)

10.2

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent. (2)

10.3	Employment Agreement, dated September 11, 2015, among the Registrant and Geoffrey J. Covert. *

10.4	Non-Qualified Stock Option Agreement ($750) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert. *

10.5	Non-Qualified Stock Option Agreement ($1000) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert. *

10.6	Employment Agreement, dated October 31, 2015, among the Registrant and Felicia Thornton. (3)

10.7	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton. *

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 25, 2015.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 3, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC

Date: December 14, 2015	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung. (2)

10.2

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent. (2)

10.3	Employment Agreement, dated September 11, 2015, among the Registrant and Geoffrey J. Covert. *

10.4	Non-Qualified Stock Option Agreement ($750) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert. *

10.5	Non-Qualified Stock Option Agreement ($1000) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert. *

10.6	Employment Agreement, dated October 31, 2015, among the Registrant and Felicia Thornton. (3)

10.7	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton. *

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 25, 2015.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 3, 2015.