Form 10-K
period 2016-01-29
99 CENTS ONLY STORES LLC
filed 2016-04-28
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2016

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

As of April 28, 2016, there were 100 units outstanding of the registrant’s membership units, none of which are publicly traded.

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

As described in more detail below, on January 13, 2012, we merged with Number Merger Sub, Inc. (“Merger Sub”) and became a subsidiary of Parent, an entity controlled by affiliates of Ares Management LLC (“Ares Management”) and Canada Pension Plan Investment Board (“CPPIB”) and certain rollover investors (the “Merger”).  As a result of the Merger, the accompanying financial information is presented for the “Predecessor” and “Successor” periods relating to the periods preceding and succeeding the Merger, respectively.  Our fiscal year 2016 (“fiscal 2016”) (Successor) began on January 31, 2015 and ended on January 29, 2016 and consisted of 52 weeks.  Our fiscal year 2015 (“fiscal 2015”) (Successor) began on February 1, 2014 and ended on January 30, 2015 and consisted of 52 weeks.  Our fiscal year ended January 31, 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) (Successor) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  Our fiscal year 2013 (“fiscal 2013”) (Successor) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks.  Our fiscal year 2012 is presented as a Successor period from January 15, 2012 to March 31, 2012 consisting of 11 weeks and a Predecessor period from April 3, 2011 to January 14, 2012 consisting of 41 weeks, for a total of 52 weeks.  Where meaningful, we have presented disclosures with respect to the combination of the Successor and Predecessor periods, on a pro forma basis, which we refer to as “pro forma fiscal year 2012.” Our fiscal year 2017 (“fiscal 2017”) will consist of 52 weeks beginning January 30, 2016 and ending January 27, 2017.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.

PART I

Item 1. Business

With over 30 years of operating experience, we believe, based on our industry experience, that we are a leading operator of extreme value retail stores in the southwestern United States.  As of January 29, 2016, we operated 391 stores located in the states of California (283 stores), Texas (49 stores), Arizona (38 stores) and Nevada (21 stores).  Our stores offer everyday consumable products and other household items as well as seasonal items that are primarily priced at 99.99¢ or less.  We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise.  In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products, which we believe are generally of greater value than what consumers can find elsewhere.  We believe that our differentiated merchandise mix, combined with outstanding value, enables us to appeal to a broad consumer demographic, increases our overall customer traffic and frequency of customer visits, as well as strengthens our customer loyalty.  We believe that our stores are significantly larger than those of other U.S. publicly reporting dollar store chains, which enables us to offer a wider assortment of merchandise and provide our customers with a better shopping experience.

As of January 29, 2016, on a trailing 52-week period, our stores open for the full year averaged net sales of $5.1 million per store and $314 per estimated saleable square foot, which we believe, based on our industry experience, is the highest among U.S. publicly reporting dollar store chains.  We opened eight net new stores during fiscal 2016, including six stores in California and two in Arizona.  In fiscal 2017, we currently intend to open up to approximately eight stores, all of which are expected to be opened in our existing markets.

We also sell merchandise through our Bargain Wholesale division to retailers, distributors and exporters.  The Bargain Wholesale division complements our retail operations by exposing us to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses.  Bargain Wholesale represented 2.1% of our total sales in fiscal 2016.

Merger and Repurchase Transaction with Rollover Investors

On January 13, 2012, the Company was acquired through the Merger with Merger Sub, with the Company surviving.  In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management (“Ares”) and Canada Pension Plan Investment Board (“CPPIB”) (together with Ares, the “Sponsors”) and, prior to the Gold-Schiffer Purchase (as defined below), the Rollover Investors (as defined below).

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

Conversion to LLC

On October 18, 2013, 99¢ Only Stores converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by its sole member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of 99¢ Only Stores, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of 99¢ Only Stores, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of 99¢ Only Stores were vested in 99 LLC and all debts, liabilities and obligations of 99¢ Only Stores continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The Conversion did not have any effect on deferred tax assets or liabilities, and 99 LLC will continue to use the liability method of accounting for income taxes.  99 LLC computes its taxes on a separate return basis, but 99 LLC and Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.  Parent is a holding company with no active business or operations and has no holdings in any business other than 99 LLC.

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

•                  Our large selection of food and grocery items, which is approximately 57% of gross sales, and includes many of the fresh produce, deli, dairy and refrigerated and frozen food items which we believe generally provide greater value than consumers can find elsewhere.  We believe our extensive food and grocery offerings drive recurring traffic from customers who rely on us for their weekly household needs; and

•                  Our wide assortment of closeout merchandise, which helps create an atmosphere of treasure-hunt excitement within our stores.  We believe that our wide assortment of closeout merchandise is a competitive advantage as many of our competitors lack the vendor relationships, management expertise or logistical capabilities to handle as large a percentage of sales as we do in closeout merchandise.

We believe, based on our industry experience, that these competitive strengths enable us to have the most productive stores among U.S. publicly reporting dollar store chains when ranked by sales per store and average sales per square foot.

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

Strong Vendor Relationships and Sourcing Expertise Both Domestically and Globally

We believe that our sourcing expertise and our long-standing, mutually beneficial vendor relationships are competitive advantages. Many of our vendors have been supplying products to us for over 25 years.  We are a trusted partner and a preferred buyer to our vendors, many of whom we believe contact us first when they are selling closeout inventory.  We believe we are a preferred buyer due to our ability to, among other things:

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

Strong Historical Financial Performance and Compelling Store Unit Economics

Our store base has historically demonstrated strong and consistent sales and profitability growth potential as well as compelling unit economics. Our stores have posted positive same-stores sales growth in nine of the past eleven years. However, in fiscal 2016, same-store sales declined 2.7% as compared to fiscal 2015. Our newly opened stores generally ramp up quickly and typically reach near full volumes within the first 12 to 24 months.

Historically, our stores have demonstrated relatively consistent profitability levels as a percentage of sales. Our stores have a low cost operating model with attractive margins, low maintenance capital expenditures and low ongoing working capital needs. Furthermore, despite headwinds in gross margin and selling, general and administrative expenses, nearly all stores were 4-wall cash flow positive in fiscal 2016.

Our Business Strategy

We are focused on three key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers.

Enhancing the Customer Shopping Experience

We aim to achieve a sustainable increase in sales by enhancing the customer shopping experience, which we believe will both increase basket size with our current customers and attract new customers, including those that historically have not shopped at extreme value retailers. Key elements of the strategy include:

Focus on fresh

We believe our fresh grocery offerings, including produce, deli and dairy products primarily priced at $0.99, represent a significant point of differentiation relative to our national dollar store and discount peers and is a key driver of sales growth. Recent research performed by Lieberman Research Worldwide shows that a significant portion of our customers view us as their first or primary destination when shopping for perishable consumable items. We are currently testing and intend to make targeted investments in our fresh grocery strategy, including procurement, supply chain, in-store equipment and training to further improve the quality and broaden the assortment of our fresh grocery offerings.

Provide a fun, exciting treasure hunt experience

In addition to our reorderable merchandise that meets our customers’ everyday needs, our assortment consistently includes a significant portion of closeout merchandise, with a primary focus on national branded consumer packaged goods, high value health and beauty products and general merchandise priced competitively or significantly below typical retail prices of our national dollar store and discount peers. We intend to continue to offer a wide assortment of branded closeout merchandise as we believe it creates a fun, exciting, treasure hunt experience and offers a unique “Wow” factor for our customers.

Comprehensive market refresh program

Beginning in fourth quarter of fiscal 2016, we launched a comprehensive refresh program in one of our key markets in order to accelerate our efforts to enhance the customer shopping experience. Key aspects of our market refresh program include:

1.              Upgrading our store facilities and improving cleanliness;

2.              Broadening our merchandise assortment, in-stock and fresh grocery offerings;

3.              Elevating our customer service; and

4.              Implementing targeted marketing campaigns to attract and retain new customers.

We expect to carefully assess the effectiveness of our market refresh program in fiscal 2017 and, when successful, implement the key elements of the program throughout our stores.

Improving Operational Efficiency and Effectiveness

We believe a number of opportunities exist to simplify and streamline our operational processes, and enable us to expand margins and improve profitability.  In particular, we are focused on:

Reducing shrink and managing scrap

We intend to significantly reduce our current elevated levels of shrink and scrap through comprehensive initiatives designed to address all potential areas of losses, including:

1.              Effectively managing inventory allocation and sell-through of perishables items and establishing effective cold-chain management practices to minimize excess spoilage;

2.              Maintaining supply chain integrity, such as pallet picking and shipping accuracy;

3.              Improving execution of in-store merchandise receipts and product flow to ensure quality of store inventory and mitigate losses due to poor handling; and

4.              Implementing preemptive loss prevention efforts to identify and eliminate theft.

Improving merchandise flow

We have identified and are pursuing the following three key opportunities to simplify and streamline the flow of merchandise across our entire supply chain:

1.              Apply greater discipline to buying by actively managing and optimizing on-hand levels of both re-orderable and closeout merchandise, to reduce warehouse and in-store inventories, improve merchandise sell-through and reduce shrink;

2.              Reduce our reliance on a manual ordering process by implementing an automated merchandise ordering and replenishment system to ensure that the right product is replenished to the right store in the right quantities at the right time; and

3.              Improve our distribution efficiencies by ensuring on-time deliveries to our stores, in order to minimize disruptions to the merchandise flow.

These initiatives are designed to achieve lower overall inventory levels and reduce our handling costs and warehousing space requirements, which we expect will contribute to reductions in working capital investments and improved operating margins.  We also believe improving our merchandise flow will position us to achieve higher sales through a more robust allocations process, resulting in an improved in-stock position and fewer missed sales opportunities.  We plan to make additional investments in systems and infrastructure to support these merchandising improvements. In particular, by the end of fiscal 2017, we intend to implement a store perpetual inventory system, which will provide us with visibility to our store-level inventory on a SKU-by-SKU basis.

Supporting a culture of safety

We remain committed to promoting a safe and friendly operating environment and are building a culture of safety by:

1.              Engaging and empowering employees daily to develop a safe operating environment, through recurring huddles, hands-on training and constant communication to reinforce our safety message and instill accountability;

2.              Expanding our comprehensive reporting and analytics to support problem identification and provide real-time visibility; and

3.              Consistently evaluating and adopting best practices in safety culture and safety initiatives through a joint corporate safety steering committee, which oversees the implementation of safety improvement measures.

Pursuing New Store Growth

We opened eight new stores during fiscal 2016 and we currently intend to open up to eight new stores in fiscal 2017.  We plan to continue to pursue a disciplined store growth plan in our existing markets over the near term, and will accelerate our store growth in a manageable fashion over the longer term with the continued improvement of cash flow and capital availability.  We believe that this will strengthen our competitive advantage in our key geographic regions and enable us to take advantage of economies of scale in distribution, store logistics and marketing.

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

The following table sets forth certain relevant information with respect to our retail operations (dollar amounts in thousands, except percentages and sales per square footage):

	Year Ended	Year Ended		Ten Months Ended		Years Ended
	January 29, 2016	January 30, 2015		January 31, 2014		March 30, 2013	March 31, 2012 (e)
	(Successor)	(Successor)		(Successor)		(Successor)	(Pro Forma)
Net retail sales	$1,961,050	$1,881,865	(a)	$1,486,699	(c)	$1,620,683	$1,488,094
Annual net retail sales growth rate	4.2%	6.8	%(a)	10.7	%(c)	8.9%	7.8%
Store count at beginning of year	383	343		316		298	285
New stores	8	41		28		19	13
Stores closed	—	1		1		1	—

Total store count at year-end	391	383		343		316	298
Average net sales per store open the full years(f)	$5,075	$5,366		$5,446	(h)	$5,327	$5,152
Estimated store saleable square foot	6,307,255	6,189,669		5,607,991		5,211,483	4,948,344
Average net sales per estimated saleable square foot(f)	$314	$328		$330	(h)	$321	$309
Change in comparable same-store sales(g)	(2.7)%	0.4	%(b)	3.7	%(d)	4.3%	7.3%

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

(f)           Stores open for 12 months.

(g)          Change in comparable same-store sales for years ended January 29, 2016 and January 30, 2015 are based on stores open at least 14 months. For other periods presented change in comparable same-store sales is based on stores open at least 15 months.  This change in definition of same-store sales, if applied retrospectively, would not have had a material impact on the comparability of same-store sales for the prior periods presented.  See Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

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

Our retail sales by product category for fiscal 2016, fiscal 2015 and transition fiscal 2014 are set forth below:

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Product Category:
Food and grocery	57%	57%	56%
Household and housewares	13%	13%	14%
Health and beauty care	9%	9%	9%
Hardware	2%	3%	3%
Stationery and party	6%	5%	5%
Seasonal	5%	5%	4%
Other	8%	8%	9%
	100%	100%	100%

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

Marketing and Advertising.  Our marketing strategy is based on our network of locations with good visibility, effective and efficient signage, word-of-mouth publicity, a return to our store grand opening program and occasionally supplemental advertising.  We are also continuously evaluating new and innovative methods to attract customers to our stores.

Purchasing

A primary component of our business model is our ability to identify and take advantage of opportunities to purchase merchandise with high customer appeal at prices lower than regular wholesale.  We purchase most merchandise directly from the manufacturer.  Other sources of merchandise include wholesalers, manufacturers’ representatives, importers, barter companies, auctions, professional finders and other retailers, varying on the season and closeout activity.

We continuously seek out buying opportunities from both our existing vendors and new sources.  No single vendor accounted for more than 5% of our total purchases in fiscal 2016.  During fiscal 2016, we purchased merchandise from more than 999 vendors, many of which have been supplying us product for over 25 years.

A significant portion of the merchandise purchased by us in fiscal 2016 was closeout merchandise.  We have developed strong relationships with many vendors and distributors who recognize that our merchandise can be moved quickly through our retail and wholesale distribution channels.  Our buyers continuously search for closeout opportunities.

Our experience and expertise in buying merchandise has enabled us to develop relationships with many manufacturers that often offer some or all of their closeout merchandise to us prior to attempting to sell it through other channels.  The key elements to these vendor relationships include our (i) ability to make immediate buying decisions; (ii) experienced buying staff; (iii) willingness to take on large volume purchases and take possession of merchandise immediately; (iv) ability to pay cash or accept abbreviated credit terms; and (v) willingness to purchase goods close to a target season or out of season.  We believe our relationships with our vendors are further enhanced by our ability to minimize channel conflict for a manufacturer.

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

We utilize both our private fleet and outside carriers for our store deliveries / backhauls and vendor pick-ups.  We have primarily used common carriers or owner-operators to deliver to stores outside of Southern California including our stores in Northern and Central California, Texas, Arizona and Nevada.  We are moving toward a national carrier for all our outside carrier needs.  We believe our Texas distribution center has the capacity to support our planned growth in that region for the next several years.  However, there can be no assurance that our existing warehouses will provide adequate storage space for our long-term storage needs or to support sales levels at peak seasons for all products, that high levels of opportunistic or seasonal purchases may not temporarily exceed the warehouse capacity, or that we will not make changes, including capital expenditures, to expand or otherwise modify our warehousing and distribution operations.

Our primary distribution practice is to have the majority of the merchandise delivered from our vendors to our warehouses and then shipped to our store locations.  We do, however, occasionally utilize direct store deliveries for select product categories.

Additional information pertaining to warehouse and distribution facilities is described under Item 2, “Properties.”

Information Systems

We currently operate all of our master data, price management, point-of-sale, merchandising, distribution center inventory, accounting and reporting systems on SAP.  We operate human resources and payroll data processing using Lawson Software’s Suites.  We also operate several proprietary supply chain systems that are tightly coupled with HighJump’s warehouse management solutions.  The proprietary systems include an IBM UNIX-based purchase order and inventory control system that supports store back office personal computer system and our Bargain Wholesale business.

In fiscal 2016, we began to design and test Ceridian’s workforce management, human resources and payroll systems and plan to deploy these systems in fiscal 2017.

In fiscal 2017, we plan to extend our SAP systems to support store inventory and perpetual inventory management functions and re-platform the existing in-store applications to better support our store operations.  We have partnered with outside resources to ensure a well-developed and a paced integration and rollout of our perpetual store inventory management functionality. Based on the learnings from our central store replenishment initiative in early fiscal 2016, we are integrating our proprietary store ordering platform with an automated forecasting and distribution center replenishment solution.

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

Employees

As of January 29, 2016, we had approximately 17,000 employees.  None of our employees are party to a collective bargaining agreement and none are represented by a labor union.

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

Environmental Matters

In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations.  Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances.  These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our distribution and warehouse facilities, including: an aboveground and underground diesel storage tanks in our two City of Commerce, California distribution centers, a compressed natural gas tank at one City of Commerce, California distribution center; ammonia storage at our Texas warehouse; aboveground diesel storage tank at our Texas warehouse; an aboveground propane storage tank at each of our two main Southern California warehouses; aboveground propane storage tanks at our leased Slauson and Malt warehouses in City of Commerce, California; and an aboveground propane storage tank at our leased Atlantic warehouse in Vernon, California. Except as disclosed in Item 3, “Legal Proceedings,” we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance, concerning our owned or leased real estate.

Available Information

We make available free of charge our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports through a hyperlink from the “Investor Relations” portion of our website, www.99only.com, to the Securities and Exchange Commission’s website, www.sec.gov.  Such reports are available on the same day that we electronically file them with or furnish them to the Securities and Exchange Commission.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Item 1A. Risk Factors

Risks Related to Our Business

Improvement in our operating performance depends significantly on strategies and initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations.  There can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.

Over the past several years, we implemented several strategic initiatives, including accelerating store growth, retrofitting our existing store base and enhancing our merchandising and replenishment systems.  The accelerated timing in implementing these initiatives and the significant change they brought to our operations placed increased demands on our operating, managerial and administrative resources and also contributed to decreased profitability and other declines in our operating results during fiscal 2016.  In response, we have begun to implement corrective measures focusing on merchandising, supply chain and operational effectiveness that we believe will improve performance over the next several future periods.  These corrective measures are in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans.  These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general.  Successful system-wide implementation relies in part on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely.  Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our business, results of operations and financial condition.  Furthermore, there can be no assurance that these measures, even if successful, will improve our financial results and, if they do, there can be no guarantee as to the timing, sustainability or magnitude of any such improvement.  In addition, implementation of these measures has required and may continue to require us to experience short-term cost increases or margin declines.  For example, to clear primarily seasonal inventory that had built up as a result of the “Go Taller” and global sourcing initiatives, during fiscal 2016, we undertook a range of promotional activities that adversely affected our margins.  We expect that we may be required to undertake similar activities in fiscal 2017 to clear additional seasonal inventory.  The persistence of poor operating performance could adversely affect our relationships with key vendors, our lenders and other business partners, who may seek to impose stricter credit or other terms on their arrangements with us.  Any or all of the foregoing could restrict our operational flexibility and/or impair our liquidity position, which could further adversely affect our operating results and financial condition and cause the trading price of our debt securities to decline.  This could also impair our ability to attract and retain qualified personnel, including members of management.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We hold high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as “shrinkage”).  Additionally, our strategic initiatives in merchandising and inventory allocation have in the past and may from time to time in the future exacerbate our inventory shrinkage rates.  In transition fiscal 2014 and continuing into the first quarter of fiscal 2016, we implemented the “Go Taller” program to increase the length and height of shelving and displays at all retail locations.  This remodeling program resulted in increased misplaced and damaged products as items were moved from the shelves to the floor, and increased shipment volumes of inventory to stores, all of which contributed to significant increases in inventory shrinkage.  Although we have responded to recent inventory shrinkage charges by reinstating our in-house Loss Prevention department, we cannot assure you that actual rates of inventory shrinkage will decline or that the measures we are taking will effectively reduce the problem of inventory shrinkage.  Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

We have potential risks regarding our store physical inventories and our inventory replenishment and forecasting systems.

We maintain a perpetual inventory system in our warehouses, and follow a cycle count program that is adhered to over the course of each year in order to ensure that inventories are accurately reported.  We do not maintain a perpetual inventory system in our retail stores.  Physical inventory counts are completed at each of the Company’s retail stores at least once a year by an outside inventory service company.  Based on the results of annual inventory counts, we have made adjustments to inventory estimates, which at times have been significant.  We are in the process of implementing a SAP system throughout our operations, including all retail stores, which we anticipate will be completed during fiscal 2017.  If our controls over inventory records are not appropriately designed or executed to validate the existence, completeness and accuracy of physical inventory quantities, or if our controls related to the validation of assumptions used in the calculation of reserves for excess and obsolete inventory, as well as the completeness and accuracy of the underlying data used in the calculation are insufficient or we do not otherwise continue to improve our inventory processes and procedures, we may fail to adequately reserve for shrinkage and excess and obsolete inventory.  These failures could have a materially adverse effect on our store physical inventory results, shrinkage and margins.  This in turn could materially affect our ability to timely complete our financial reporting obligations and our financial condition and results or operations.

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

We purchase in large volumes and our inventory is highly concentrated.  Our results of operations may be negatively affected if we are not successful in managing our inventory effectively.

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns.  To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage.  Our store and warehouse inventory, net of allowance, approximated $196.7 million and $296.0 million at January 29, 2016 and January 30, 2015, respectively.  We periodically review the net realizable value of our inventory and make adjustments to our carrying value when appropriate.  The current carrying value of inventory reflects our belief that we will realize the net values recorded on the balance sheet.  However, we may not do so, and if we do not, this may result in overcrowding and supply chain difficulties.  To obtain inventory at attractive prices, we take advantage of large volume purchases and closeouts.  As a result, we carry high inventory levels relative to our sales. In recent periods, primarily as a result of the implementation of our “Go Taller” and global sourcing initiatives, this has resulted in overcrowding in our warehouses and placed stress on our distribution operations as well as the back rooms of our retail stores.  This has also resulted in increased inventory shrinkage due to a variety of factors, including spoilage if merchandise could not be sold in the anticipated timeframes.  In transition fiscal 2014, we implemented a new merchandising strategy that significantly increased global sourcing of merchandise from import suppliers, which in part required the purchase of seasonal merchandise up to nine months before its sale and required payment four to six weeks prior to its receipt.  These initiatives thus resulted in unanticipated inventory buildup that was particularly pronounced with respect to seasonal merchandise.

If we are unable to effectively manage inventory levels, we may have to sell large portions of inventory at amounts less than their carrying value or write down or otherwise dispose of a significant part of inventory, which could lead cost of sales, gross profit, operating income, and net income to decline significantly during the period in which such event or events occur.  In response to the inventory buildup created by the global sourcing program, we implemented inventory liquidation initiatives, including a bulk sale of inventory to a third party retailer and short-term promotional activities, which negatively impacted our gross margins and operating results.  Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.  In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items. If we are unable to sell these items above 99.99¢ in the volumes that we expect this could further exacerbate the foregoing risks.

We are dependent on new store openings for future growth.

Our ability to generate growth in sales and operating income depends on increasing same-store sales of existing stores and on our ability to successfully open and operate new stores both within and outside of our existing markets and to manage future growth profitably.  Our strategy depends on many factors, including our ability to identify suitable markets and sites for new stores, negotiate leases or purchases with acceptable terms, refurbish stores, successfully compete against local competition and the increasing presence of large and successful companies entering or expanding into the markets in which we operate, gain brand recognition and acceptance in new markets, and manage operating expenses and product costs. In addition, we must be able to hire, train, motivate, and retain competent managers and store personnel to support our growth.  Many of these factors are beyond our control or are difficult to manage.  As a result, we cannot assure that we will be able to achieve our goals with respect to growth.  Any failure by us to achieve these goals on a timely basis, differentiate ourselves and obtain acceptance in markets in which we currently have limited or no presence, attract and retain management and other qualified personnel, and effectively manage operating expenses could adversely affect our future operating results and our ability to execute our business strategy.

A variety of factors, including store location, store size, local demographics, rental terms, competition, the level of store sales, availability of locally sourced merchandise, locally prevailing wages and labor pools, distance and time from existing distribution centers, local regulations, and the level of initial advertising, influence if and when a store becomes profitable.  A portion of our new store base may include a portion of stores with relatively short operating histories.  We also may not anticipate all of the challenges imposed by the expansion of our operations and, as a result, new stores may not achieve the sales per estimated saleable square foot and store-level operating margins historically achieved at existing stores.  If new stores on average fail to achieve these results, planned expansion could decrease overall sales per estimated saleable square foot and store-level operating margins.  Increases in the level of advertising and pre-opening expenses associated with the opening of new stores could also contribute to a decrease in operating margins.  As we expand, differences in the available labor pool and potential customers could adversely impact us.

New stores opened in new markets have in the past been and may in the future be less profitable than existing stores.  Some of our new stores may be located in areas where we have minimal operating experience or a lack of brand recognition.  Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be initially less successful than stores in our existing markets.  In transition fiscal 2014, the Company initiated an accelerated store expansion program, along with other strategic initiatives, that placed pressure on our operational, managerial and administrative resources, and caused our operating results to decline.  Consequently, in the third quarter of fiscal 2016, we decided to reduce the pace of future store openings to focus on stabilizing our operations and results.  We cannot provide any assurance that we will resume accelerated growth in the future, which could adversely affect our operating results and competitive position.  If we fail to successfully execute our growth strategy, including by opening new stores profitably and on schedule, our financial condition and operating results may be adversely affected.

Opening new stores in existing markets may negatively impact sales at our existing stores.

New stores opened in existing markets have in the past been and may in the future result in inadvertent oversaturation and temporarily or permanently divert customers and sales from our existing stores.  Following the implementation of the Company’s accelerated store expansion program in transition fiscal 2014, the Company experienced cannibalization of sales at existing stores that contributed to a decline in profitability at our stores and of our same-store sales, and led to the Company’s decision to reduce the pace of future store openings.  If in the future we expand our store base too aggressively, sales cannibalization between our stores may become significant and affect our sales growth, and we may experience a similar decline in financial condition and operating results.

Our operating results may fluctuate and may be affected by seasonal buying patterns.

Historically, we have experienced higher volumes of net sales and higher levels of operating income during the quarters that have included the Halloween, Christmas and Easter selling seasons.  If for any reason our net sales were to fall below historical levels during the Halloween, Christmas and/or Easter selling seasons, such a decline could have an adverse impact on profitability and impair the results of operations for the entire fiscal year.  Transportation scheduling, warehouse capacity constraints, supply chain disruptions, adverse weather conditions, labor disruptions or other disruptions during peak holiday seasons could also affect net sales and profitability for the fiscal year.

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

Our ongoing implementation and testing of a new SAP software platform could interrupt operational transactions.

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

Although our new SAP system became operational at the beginning of the first quarter of fiscal 2016, we are still currently in the process of migrating our operations from our legacy proprietary system to SAP’s enterprise resource planning software, which includes integrated financial and inventory management systems.  There are inherent risks associated with replacing and changing these core systems, including accurately capturing data and possible supply chain and vendor payment disruptions.  In addition, this process is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, we can make no assurances that we will not have disruptions, delays and/or negative business impacts from this forthcoming deployment.  Any operational disruptions during the course of this migration process, delays or deficiencies in the design and implementation of the new SAP system, or in the performance of our legacy systems could materially and adversely affect our ability to effectively run and manage our business.  Our success depends, in large part, on our ability to manage our inventory, pay our vendors and record and report financial and management information on a timely and accurate basis, which could be impaired while we are making these enhancements.  Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time.  We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to fulfill orders and interrupt other processes.  If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.

We could experience disruptions in or increased costs related to receiving and distribution or our transportation network.

Our success depends upon whether receiving and shipments are processed timely, accurately and efficiently. As we continue to grow, we may face increased or unexpected demands on warehouse operations, as well as unexpected demands on our transportation network.  We distribute our products primarily by truck and rail. In addition, we rely on a variety of private fleet and common carriers for our store deliveries/backhauls and vendor pick-ups, and we route our products through various world ports, with the greatest reliance on California ports.  In addition, new store locations receiving shipments from distribution centers that are increasingly further away will increase transportation costs and may create transportation scheduling strains.  The very nature of our closeout business makes it uniquely susceptible to periodic interruptions and difficult to foresee warehouse/distribution center overcrowding caused by spikes in inventory resulting from opportunistic closeout purchases. Such demands could cause delays in delivery of merchandise to and from warehouses and/or to stores.  We periodically evaluate new warehouse distribution and merchandising systems and could experience interruptions during implementations of new facilities and systems.  A fire, earthquake, or other disaster at our warehouses or distribution centers could also hurt our business, financial condition and results of operations, particularly because much of our merchandise consists of closeouts and other irreplaceable products.  We also face the possibility of reduced availability of trucks or rail cars due to adverse weather conditions, allocation of assets to other industries or geographies or otherwise, which could disrupt our receiving, processing, and shipment of merchandise.

In addition, our reliance upon ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port workers’ union disputes and associated strikes, work slow-downs and work stoppages, severe weather conditions, natural disasters and terrorism, any of which could result in delivery delays and inefficiencies, increase our costs and disrupt our business.  A severe and prolonged disruption to ocean freight transportation could cause delays in delivery of merchandise to our stores and in-stock inventory availability, such as the disruption to California port operations, which began in calendar year 2014 and continued into calendar year 2015 due to a port workers’ union dispute, which caused delays in delivery of merchandise to our stores and in-stock inventory availability into our first quarter of fiscal 2016.  Efficient and timely inventory deliveries and proper inventory management are important factors in our operations.  Reduced product availability may diminish sales and brand loyalty. Severe and extended delays in the delivery of our inventory or our inability to effectively manage our inventory could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We depend upon our relationships with vendors and the availability of closeout merchandise.

Our success depends in large part on our ability to locate and purchase quality closeout merchandise at attractive prices.  This supports a changing mix of name-brand and other merchandise primarily at or below 99.99¢ price point.  We cannot be certain that such merchandise will continue to be available in the future at wholesale prices consistent with our business plan and/or historical costs.  Further, we may not be able to find and purchase merchandise in necessary quantities, particular as we grow, and therefore require a greater quantity of such merchandise at competitive prices.  Additionally, vendors sometimes restrict the advertising, promotion and method of distribution of their merchandise.  These restrictions in turn may make it more difficult for us to quickly sell these items from inventory.  Although we believe we enjoy stable relationships with our vendors, we typically do not enter into long-term agreements or pricing commitments with any vendor.  As a result, we must continuously seek out buying opportunities from existing vendors and from new sources.  There is increasing competition for these opportunities with other wholesalers and retailers, discount and deep-discount stores, mass merchandisers, food markets, drug chains, club stores, and various other companies and individuals as the extreme value retail segment continues to expand outside and within existing retail channels.  There is also a trend towards consolidation among vendors and vendors of merchandise targeted by us, and such larger consolidated entities may enjoy greater purchasing power than we do.  A disruption in the availability of merchandise at attractive prices could impair our business.

We face risks associated with international sales and purchases.

International sales historically have not been important to our overall net sales.  However, some of the inventory we purchase from domestic vendors is manufactured outside the United States.  In particular, we will continue to purchase inventory from China, though plan to narrow our focus to sourcing general merchandise and seasonal inventory. If we directly import large volumes of merchandise from overseas vendors, we may be required to order these products further in advance than would be the case if these products were manufactured domestically.  International transactions may be subject to risks such as:

•                  political or financial instability or disputes;

•                  lack of knowledge by foreign manufacturers of or compliance with applicable federal and state product, content, packaging, ethics and other laws, rules and regulations, such as the U.S. Foreign Corrupt Practices Act;

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

Disruptions due to labor stoppages, strikes or slowdowns, shutdowns or major port or airport or other disruptions involving our vendors or the transportation and handling industries also may negatively affect our ability to receive merchandise and thus may negatively affect sales.  Prolonged disruptions could also materially increase our labor costs both during and following the disruption.  Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.  For example, the costs of labor and wage taxes have increased in China, which means we are at risk of higher marginal costs associated with goods manufactured in China.

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

Our success depends on our executive officers and key management individuals.  If we lose any of these key individuals or are unable to hire additional qualified personnel in a timely fashion, our business may be adversely affected.

Our future success depends to a significant degree on the skills, experience and efforts of a limited number of key management personnel, including our executive management team.  The unexpected loss of the services of any or a significant number of such individuals could result in a loss of management continuity and institutional knowledge and thus adversely affect our business.  Other personnel may not have the experience and expertise to readily replace these individuals.  As a result, our board of directors may have to search outside of the Company for qualified replacements.  This search may be prolonged, and we cannot provide assurance that our executive succession planning, retention or hiring efforts will be successful.  We do not maintain key person insurance on any of our executives or key management personnel.  Further, the market for qualified executive candidates, who possess the desired talent and competencies, is highly competitive, and may subject us to increased labor costs during periods of low unemployment.

In recent periods, we have experienced significant management changes.  Specifically, the positions of Chief Executive Officer, Chief Financial Officer and Chief Merchandising Officer each experienced turnover during the past two fiscal years, in some cases multiple times.  After an extensive search with respect to each of these positions, we appointed Mr. Jack Sinclair as Chief Merchandising Officer in July 2015, Mr. Geoffrey J. Covert as President and Chief Executive Officer in September 2015, and Ms. Felicia Thornton as Chief Financial Officer and Treasurer in November 2015.  We will continue to enhance our management team as necessary to strengthen our business for future growth.  Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy.  Any such changes could be significant and could have a negative impact on our performance and results of operations.  In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.

Failure to attract and retain qualified employees, particularly field, store and distribution center managers, while controlling labor costs, as well as other labor issues, could adversely affect our financial performance.

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers.  Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in “entitlement” programs such as health insurance and paid leave programs).  To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase.  In addition, recently enacted comprehensive healthcare reform legislation will likely cause our healthcare costs to increase.  We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of the Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures.  We continue to evaluate the potential effects of the Patient Protection and Affordable Care Act on our business.  Due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant negative impact on our future business.  If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and operating results.  Furthermore, our ability to pass along increases in labor costs to our customers is constrained by our low price model.

Increases in costs and other inflationary pressures may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.

Our ability to provide quality merchandise for profitable resale primarily at a price point of 99.99¢ or less is subject to certain economic factors which are beyond our control.  Future increases in costs for items such as merchandise, wages and benefits, shipping, freight, fuel and store occupancy, among others, may reduce our profitability.  The minimum wage has increased or is scheduled to increase in multiple states and local jurisdictions and there is a possibility that Congress will increase the federal minimum wage.  We can pass price increases on to customers to a certain extent, such as by selling smaller units for the same price and increasing the price of merchandise presently sold at less than 99.99¢, but there are limits to the ability to effectively increase prices on a sufficiently wide range of merchandise in this manner while rarely exceeding a dollar.  In certain circumstances, we have discontinued and may continue to discontinue some items from our offerings due to vendor wholesale price increases or reduced availability, which may adversely affect our results of operations.  In addition, inflation could have a material adverse effect on our business and results of operations, especially given the constraints on our ability to pass on incremental costs.  While we currently offer selected quality merchandise priced above 99.99¢, and believe that there are additional opportunities to expand our selection of these items, an expanded offering of merchandise priced in excess of 99.99¢ may not gain customer acceptance, which could damage our brand name and harm our revenues and profitability.  A sustained trend of increased costs and significant inflationary pressure could require us to abandon our customary practice of pricing quality merchandise primarily at a price point of 99.99¢ or less, which could have a material adverse effect on our business and results of operations.

Current economic conditions and other economic factors may adversely affect our financial performance and other aspects of our business by negatively impacting our customer’s disposable income or discretionary spending, increasing our costs of goods sold and selling, general and administrative expenses, and adversely affecting our sales or profitability.

We believe many of our customers are on fixed or low incomes and generally have limited discretionary spending dollars.  Any factor that could adversely affect that disposable income would decrease our customer’s spending and could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.  Factors that could reduce our customers’ disposable income and over which we exercise no influence include but are not limited to a slowdown in the economy, a delayed economic recovery, or other economic conditions such as increased or sustained high unemployment or underemployment levels, reduction and/or cessation of unemployment benefit payments and government subsidized assistance programs, concerns over government mandated participation in health insurance programs and increasing healthcare costs, inflation, increases in fuel or other energy costs and interest rates, lack of available credit, consumer debt levels, higher tax rates and other changes in tax laws.

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

Material damage to, or interruptions to, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend on a variety of information technology systems for the efficient functioning of many aspects of our business, including our inventory replenishment systems which are necessary to properly forecast, manage, analyze and record our inventory.  We are continually evaluating our information processes and computer systems to better run our business, including through our migration to SAP in the first quarter of fiscal 2016.  These technology improvements may not deliver desired results or may do so on a delayed schedule.  Additionally, such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, natural disasters and human error.  Any material interruptions or the cost of replacements may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations.

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

Impairment of our goodwill or our intangible assets could negatively impact our net income and stockholders’ equity.  We recognized substantial goodwill impairment charges in the third quarter of fiscal 2016 and may be required to recognize additional goodwill and intangible asset impairment charges in the future.

A substantial portion of our total assets consists of goodwill and intangible assets.  Goodwill and certain intangible assets are not amortized, but are tested for impairment at least annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of our net assets might be impaired.  Testing for impairment involves an estimation of the fair value of our net assets and other factors and involves a high degree of judgment and subjectivity.  There are numerous risks that may cause the fair value of our net assets to fall below its carrying amount, including those described elsewhere in this Report.  If we have an impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and stockholders’ equity for the period in which the impairment charge is recorded. During the third quarter of fiscal 2016, we determined that sufficient indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  Our first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  We performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of the preliminary results of the impairment test, impairment of goodwill was required and based on our best estimate, we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016.  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $28.0 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $92.0 million. If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future.  If we have an additional impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and members’ equity for the period in which the impairment charge is recorded.

Our operations are concentrated in California.

As of January 29, 2016, 283 of our 391 stores were located in California (with 49 stores in Texas, 38 stores in Arizona and 21 stores in Nevada).  We expect that we will continue to open additional stores in as well as outside of California.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy and its legal/regulatory environment.  Declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products may negatively impact our profitability.  California has also historically enacted minimum wages that exceed federal standards; the California minimum wage increased to $10.00 per hour effective January 1, 2016.  Moreover, certain municipalities in which our stores are located may set minimum wages above the applicable state standards.  Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.  California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California jurisdictions may further pressure margins.

Natural disasters, unusually adverse weather conditions, pandemic outbreaks, terrorist acts, and global political events could cause temporary or permanent distribution center or store closures, impair our ability to purchase, receive or replenish inventory, or decrease customer traffic, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as earthquakes, hurricanes, fires, floods, tornadoes and earthquakes, unusually adverse weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located, or similar disruptions could adversely affect our operations and financial performance.  To the extent these events result in the closure of one or more of our distribution centers or a significant number of stores, or impact one or more of our key local or overseas suppliers, our operations and financial performance could be materially adversely affected through an inability to make deliveries or provide other support functions to our stores and through lost sales.  In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, delays in opening new stores, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas vendors, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our distribution centers or stores, the inability of customers to reach or have transportation to our stores directly affected by such events, the temporary reduction in the availability of products in our stores, and disruption of our utility services or to our information systems.

We could encounter risks related to transactions with affiliates.

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

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent.  However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee, blackouts and certain other crime and some natural disasters, including earthquakes and tsunamis.  If we incur these losses and they are material, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation and general liability programs.  Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.  In the third quarter of transition fiscal 2014, we recorded an increase to our workers’ compensation accrual of $38.1 million, primarily as a result of an increase in severity of workers’ compensation claims.  In the fourth quarter of fiscal 2016, we increased workers’ compensation accrual by $7.2 million as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  We have designed and staffed a focused effort to build a culture of safety at 99 Cents designed to reduce the frequency and severity of workers’ compensation claims against us. However, we can provide no assurance that costs associated with workers’ compensation claims will decline in the future. In addition, we may not be successful in our efforts to mitigate future increases in workers’ compensation costs or limit the frequency or severity of our workers’ compensation claims, which could cause further increases in our workers’ compensation costs.  Future increases in workers’ compensation costs, if incurred, could have a material adverse effect on our business, financial condition, and results of operations.  Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles.  If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

We self-insure a portion of our health insurance program that may expose us to unexpected costs and negatively affect our financial performance.

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

We face intense competition that could limit our growth opportunities and adversely impact our financial performance.

The retail business is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, customer service, aggressive promotional activity, customers, and employees.  We compete in both the acquisition of inventory and sale of merchandise with other wholesalers and retailers, discount and deep-discount stores, single price point merchandisers, mass merchandisers, food markets, drug chains, club stores and other retailers.  We also compete for retail real estate sites.  In the future, new companies may also enter the extreme value retail industry.  It is also becoming more common for superstores to sell products competitive with our product offerings.  Additionally, we currently face increasing competition for the purchase of quality closeout merchandise, and some of these competitors are entering or may enter our traditional markets.  Also, companies like ours, due to customer demographics and other factors, may have limited ability to increase prices in response to increased costs without losing competitive position.

As we expand, we may enter new markets where our own brand is weaker and established brands are stronger, and where our own brand value may have been diluted by other retailers with similar names, appearances and/or business models.  Some of our competitors have substantially greater financial resources and buying power than we do, as well as nationwide name-recognition and organization.  Our ability to compete will depend on many factors including the ability to successfully purchase and resell merchandise at lower prices than competitors and the ability to differentiate ourselves from competitors that do not share our price and merchandise attributes, yet may appear similar to prospective customers.  We also face competition from other retailers with similar names and/or appearances.  We cannot assure that we will be able to compete successfully against current and future competitors in both the acquisition of inventory and the sale of merchandise.  In addition, our decision to delay the pace of future store openings may harm our competitive position with respect to competitors that are seeking to strengthen their position in or enter our existing markets.

We expect competition to continue to increase.  Some of our large box competitors are or may be developing small box formats, and increasing the pace at which they will open the small box formats, which will produce more competition.  We remain vulnerable to the marketing power and high level of consumer recognition of these larger competitors and to the risk that these competitors or others could venture into our industry in a significant way.  Further, consolidation within the discount retail industry could significantly alter the competitive dynamics of the retail marketplace.  This consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.

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

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our financial performance.

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

We are subject to environmental regulations.

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances.  These laws and regulations often impose liability without regard to fault.  In the future, we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our distribution and warehouse facilities, including: aboveground and underground diesel storage tanks in our two City of Commerce, California distribution centers, a compressed natural gas tank at one City of Commerce, California distribution center; ammonia storage at our Texas warehouse; an aboveground diesel storage tank at our Texas warehouse; an aboveground propane storage tank at our two main Southern California warehouses; aboveground propane storage tanks at our leased Slauson and Malt warehouses in the City of Commerce, California; and an aboveground propane storage tank at our leased Atlantic warehouse in Vernon, California.  Except as disclosed in Item 3, “Legal Proceedings,” we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance.  We could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities.  In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations.  We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time.  In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required.  The outcome of litigation is difficult to assess or quantify and the cost to defend current and future litigation may be significant.  There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.  Reserves are established based on our best estimates of our potential liability.  However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation.  Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that we devote substantial time and expense to defend our Company.  As a result, litigation may adversely affect our business, financial condition and results of operations.

For a discussion of current legal matters, please see Item 3, “Legal Proceedings.”  Resolution of these matters, if decided against the Company, could have a material adverse effect on our results of operations, accrued liabilities or cash flows.

We could be exposed to product liability, food safety claims or packaging violation claims.

We purchase many products on a closeout basis, some of which are manufactured or distributed by overseas entities, and some of which are purchased by us through brokers or other intermediaries as opposed to directly from their manufacturing or distribution sources.  Many products are also sourced directly from manufacturers.  The closeout nature of certain of these products and transactions may impact our opportunity to investigate all aspects of these products.  We attempt to ensure compliance, and to test products when appropriate, but there can be no assurance that we will consistently succeed in these efforts.  Despite our best efforts to ensure the quality, safety and freshness of the products that we sell in all of our stores, we may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including but not limited to food products that are recalled, defective or otherwise alleged to be harmful.  Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products.  We have or have had, and in the future could face, labeling, environmental, or other claims, from private litigants as well as from governmental agencies.  Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We may be adversely impacted if our cybersecurity measures fail.

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

We face risks related to protection of data related to our employees, customers, vendors and other parties.

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

A security breach of any kind, which could be undetected for a period of time, or any failure by us to comply with the applicable privacy and information security laws, regulations and standards could expose us to risks of data loss, litigation, government enforcement actions and costly response measures (including, for example, credit monitoring services for affected customers, as well as further upgrades to our security measures) which may not be covered by our insurance policies, and could materially disrupt our operations.  Any resulting negative media attention and publicity could significantly harm our reputation, which could cause us to lose market share as a result of customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether and could have a material adverse effect on our business and financial performance.

We need to comply with credit and debit card security regulations.

In connection with sales, we transmit confidential credit and debit card information.  As a merchant who processes credit and debit card payments from customers, we are required to comply with the Payment Card Industry Data Security Standards (“PCI DSS”) and other requirements imposed on us for the protection and security of our customers’ credit and debit card information.  PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data.  If we are unable to remain compliant with PCI DSS and other requirements, our business and operations could be adversely affected because we could incur significant fines or penalties from payment card companies or we could be prevented in the future from accepting customer payments by means of a credit or debit card.  We also may need to expend significant management and financial resources to become or remain compliant with these requirements, which could divert these resources from other initiatives and adversely impact our results of operations, financial condition, business and prospects.

Changes to accounting rules or regulations may adversely affect our results of operations.

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

The Financial Accounting Standards Board (“FASB”) is focusing on several broad-based convergence projects.  In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under generally accepted accounting principles in the United States (“GAAP”) in FASB Accounting Standards Codification 840, “Leases.”  In May 2013, the FASB issued a new exposure draft.  FASB issued the final accounting standard during first quarter of calendar 2016 with the new lease standard to be effective beginning after December 15, 2018.  Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet.  The proposed new accounting pronouncement, if adopted in its proposed form, could result in significant changes to our current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases.  While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future.  The guidance as proposed may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements.  However, even if the new guidance is adopted as proposed, certain incurrence ratios and other provisions under the indenture governing the Senior Notes (the “Indenture”) and under the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements.  As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under GAAP as so amended.

We identified a material weakness in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

During fiscal 2016, management identified a material weakness in our internal control over financial reporting with respect to identifying items within our deferred tax balances that could be materially incorrect.  Specifically, we did not provide appropriate oversight of our third-party tax preparer.  A more complete description of this material weakness is included in Item 9A, “Controls and Procedures.”  Although we are implementing certain measures that we believe will remediate this material weakness, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic or annual reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities.

Our total indebtedness as of January 29, 2016 was $893.5 million, consisting of borrowings under our First Lien Term Loan Facility of $595.7 million, borrowings under the ABL Facility of $47.8 million and $250.0 million of our Senior Notes.  Availability under the ABL Facility (subject to the borrowing base) was $90.9 million as of January 29, 2016, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 (the “Fourth Amendment”) that decreased commitments available under the ABL Facility by $25.0 million.

We also have, and will continue to have, significant lease obligations. As of January 29, 2016, our minimum annual rental obligations under long-term operating leases for fiscal 2016 are $75.7 million.

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

We and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The Indenture and our Credit Facilities each contain restrictions on the incurrence of additional indebtedness.  However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.  Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future.  We have additional availability under our ABL Facility subject to the borrowing base of $90.9 million as of January 29, 2016, prior to giving effect to the Fourth Amendment that decreased commitments available under the ABL Facility by $25.0 million.

Subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility.  If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and could have a negative impact on our credit rating.

We may not be able to generate sufficient cash to service all of our indebtedness or repay such indebtedness when due, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes.  Our First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Indenture and our Credit Facilities or any future debt instruments that we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  Perceived liquidity issues resulting from any such failure to make payments of interest or principal or restructure or refinance our existing debt could adversely affect our relationships with key vendors, our lenders and other business partners, who may seek to impose stricter credit or other terms on their arrangements with us, including by requiring us to post collateral to secure our obligations, which could in turn materially and adversely affect our business and operations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk.  If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease.  Although we are currently a party to an interest rate swap agreement to hedge the variability of cash flows related to our floating rate indebtedness, these measures may not fully mitigate our risk or may not be effective, and this agreement is set to expire in fiscal 2017.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Any future downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.  The future availability of financing will depend on a variety of factors such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us.  There is no assurance that we will be able to obtain additional financing on favorable terms or at all.

Certain investment funds affiliated with Ares and CPPIB own substantially all the equity of Parent, and their interests may not be aligned with those of the holders of the Senior Notes.

We are controlled by Ares and CPPIB.  Ares and CPPIB control the election of a majority of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional stock and the declaration and payment of dividends.  Ares and CPPIB do not have any liability for any obligations under the Senior Notes and their interests may be in conflict with yours.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Ares and CPPIB may pursue strategies that favor equity investors over debt investors.  In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to the holders of the Senior Notes.  Additionally, Ares and CPPIB may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  For information concerning our arrangements with Ares and CPPIB, see Item 13, “Certain Relationships and Related Transactions” for more information.

Investment funds advised by entities affiliated with Ares and CPPIB have in the past and may in the future buy or sell portions of our debt in open market transactions at any time.

Item 1B. Unresolved Staff Comments

Not applicable; but see Item 9B, “Other Information.”

Item 2. Properties

As of January 29, 2016, we owned 69 stores and leased 322 of our 391 store locations. Additionally, as of January 29, 2016, we owned four parcels of land for potential store sites.

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

The following table sets forth, as of January 29, 2016, information relating to the calendar year expiration dates for our current store leases:

Calendar Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Options
2016	7	4
2017-2019	104	8
2020-2022	97	26
2023-2027	105	44
2028-thereafter	9	240

We own our main distribution center and executive office facility, located in the City of Commerce, California.  We also own an additional warehouse nearly adjacent to our main distribution facility.  We lease additional warehouse facilities located near the City of Commerce, California. In calendar year 2013, we entered into a lease agreement for a cold warehouse facility located in Los Angeles, California that expires in January 2030.  In calendar year 2014, we entered into a lease agreement for office and warehouse space in the City of Commerce, California that expires in January 2030.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of January 29, 2016 (Successor) and January 30, 2015 (Successor) and for the year ended January 29, 2016 (Successor), for the year ended January 30, 2015 (Successor) and ten months ended January 31, 2014 (Successor), have been derived from our Consolidated Financial Statements and notes thereto included in this Report.  The selected consolidated financial data as of January 31, 2014 (Successor), March 30, 2013 (Successor) and March 31, 2012 (Successor), and for the year ended March 30, 2013, for the period January 15, 2012 to March 31, 2012 (Successor), and April 3, 2011 to January 14, 2012 (Predecessor) have been derived from our audited consolidated financial statements which are not included in this Report.

The Successor fiscal years ended January 29, 2016 and January 30, 2015 are each comprised of 52 weeks.  The Successor period for the ten months ended January 31, 2014 is comprised of 44 weeks.  The Successor fiscal year ended March 30, 2013 is comprised of 52 weeks. The Successor period January 15, 2012 to March 31, 2012 contains 11 weeks.  The Predecessor period April 3, 2012 to January 14, 2012 contains 41 weeks.

In the first quarter of fiscal 2015, we modified our definition of same-store sales.  Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations in which the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any same-store sales analysis.  A store would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months.  Under the new definition, same-store sales are sales at stores that have been open at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, such sales are not part of our same-store sales calculation.  This change in definition of same-store sales was a prospective change and was made in order to be in line with our peers in the retail industry.  This change in definition of same-store sales, if applied retrospectively, would not have had a material impact on the comparability of same-store sales for the prior periods presented.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.  The information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in this Report.

					For the Periods
	Year Ended	Year Ended	Ten Months Ended	Year Ended	January 15, 2012
	January 29, 2016	January 30, 2015	January 31, 2014	March 30, 2013	to March 31, 2012	April 3, 2011 to January 14, 2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor )	(Predecessor)
	(Amounts in thousands, except percentages)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$1,961,050	$1,881,865	$1,486,699	$1,620,683	$329,361	$1,158,733
Bargain Wholesale	42,945	45,084	42,044	47,968	9,555	34,047

Total sales	2,003,995	1,926,949	1,528,743	1,668,651	338,916	1,192,780

Cost of sales	1,441,631	1,308,849	1,033,077	1,117,051	221,727	769,555
Gross profit	562,364	618,100	495,666	551,600	117,189	423,225

Selling, general and administrative expenses	614,026	546,259	481,449	493,316	104,260	339,438
Goodwill impairment	91,973	—	—	—	—	—

Operating (loss) income	(143,635)	71,841	14,217	58,284	12,929	83,787

Other expense, net	65,649	62,734	55,195	77,282	16,119	340

(Loss) income before provision for income taxes	(209,284)	9,107	(40,978)	(18,998)	(3,190)	83,447
Provision (benefit) for income taxes	31,942	3,605	(28,493)	(10,089)	2,103	33,699

Net (loss) income	$(241,226)	$5,502	$(12,485)	$(8,909)	$(5,293)	$49,748

Company Operating Data:
Sales Growth:
99¢ Only Stores	4.2%	N/A	N/A	8.9%	N/A	N/A
Bargain Wholesale	(4.7)%	N/A	N/A	10.0%	N/A	N/A
Total sales	4.0%	N/A	N/A	8.9%	N/A	N/A

Gross margin	28.1%	32.1%	32.4%	33.1%	34.6%	35.5%
Operating margin	(7.2)%	3.7%	0.9%	3.5%	3.8%	7.0%
Net (loss) income	(12.0)%	0.3%	(0.8)%	(0.5)%	(1.6)%	4.2%

	January 29, 2016		January 30, 2015		January 31, 2014		March 30, 2013		March 31, 2012
	(Successor)		(Successor)		(Successor)		(Successor)		( Successor )
	(Amounts in thousands, except operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	391		383		343		316		298
Change in comparable same-store sales	(2.7	)%(b)	0.4	%(b)	3.7	%(c)	4.3	%(c)	N/A
Average net sales per store open the full year	$5,075		$5,366		$5,446		$5,327		N/A
Average net sales per estimated saleable square foot (d)	$314		$328		$330		$321		N/A
Estimated saleable square footage at year end	6,307,255		6,189,669		5,607,991		5,211,483		4,948,344

Balance Sheet Data:
Working capital	$5,934		$94,529		$96,326		$152,362		$153,541
Total assets	$1,645,210		$1,929,166		$1,770,234		$1,757,237		$1,768,041
Capital and financing lease obligation, including current portion	$35,806		$25,061		$285		$354		$431
Long-term debt, including current portion	$893,526		$907,533		$855,390		$758,325		$763,601
Total member’s/shareholders’ equity	$268,453		$507,752		$499,087		$638,970		$630,767

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Item 1, “Business”, Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Report.

Overview

On January 13, 2012, we merged with Merger Sub and became a subsidiary of Parent.  See Item 1, “Business—Merger and Repurchase Transaction with Rollover Investors” for more information about the Merger.

On December 16, 2013, the board of directors of our sole member, Parent, approved a resolution changing the end of our fiscal year. Prior to the change, our fiscal year ended on the Saturday closest to the last day of March.  Our new fiscal year end is the Friday closest to the last day of January, with each successive quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.  Fiscal 2016 thus consisted of 52 weeks beginning January 31, 2015 and ending January 29, 2016. Fiscal 2015 consisted of 52 weeks beginning February 1, 2014 and ending January 30, 2015. Our fiscal year 2014 consisted of 44 weeks and transition fiscal 2014 and the fourth interim period of transition fiscal 2014 ended on January 31, 2014.  Fiscal year 2017 will consist of 52 weeks beginning January 30, 2016 and ending January 27, 2017.

For comparability purposes, same-store sales for transition fiscal 2014 are based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.  Annual same-store sales for all other periods presented are based on the comparable 52-week period.  For comparability purposes, average annual sales per store and annual sales per estimated saleable square foot calculations included in this Report are based on a trailing 52-week period, ended January 29, 2016 for fiscal 2016, ended January 30, 2015 for fiscal 2015 and ended January 25, 2014 for transition fiscal 2014.

In the first quarter of fiscal 2015, we modified our definition of same-store sales.  Previously, we defined same-store sales as sales at stores that have been open at least 15 months. In situations in which the store was relocated, or closed and later reopened in the same location, the affected store was considered a new store for any same-store sales analysis.  A store would only be included in the same-store sales analysis once it had been open, or reopened, for 15 months.  Under the new definition, same-store sales are sales at stores that have been open at least 14 months, including stores that have been remodeled, expanded or relocated during that period. Since we do not have e-commerce sales, such sales are not part of our same-store sales calculation. This change in definition of same-store sales was a prospective change and was made in order to be in line with our peers in the retail industry.  This change in definition of same-store sales if applied retrospectively, would not have had a material impact on the comparability of same-store sales for the prior periods presented.

Fiscal 2016 — Strategy and Operations, Changes in Senior Management

Over the past several years, we have implemented several strategic initiatives, including accelerating store growth, retrofitting our existing store base with longer and taller shelves (the “Go Taller” initiative) and enhancing our merchandising and replenishment systems.  The accelerated timing in implementing these initiatives and the significant change they brought to our operations placed increased demands on our operating, managerial and administrative resources and also contributed to decreased profitability and other declines in our operating results during fiscal 2016.

Beginning in transition fiscal 2014, we initiated an accelerated store expansion program and the “Go Taller” initiative, as well as a new merchandising strategy that, among other things, significantly increased global sourcing of seasonal and specialty merchandise and accelerated expansion of our multi-pricing merchandise strategy.  In support of these initiatives, we also initiated an inventory clearance program in transition fiscal 2014.  Fiscal 2015 included the highest volume of store openings in our history, with 40 stores being opened. In fiscal 2016, we experienced cannibalization of sales and a commensurate impact on profitability at existing stores as a result of the accelerated fiscal 2015 store openings.  Same-store sales were negatively affected by additional factors, including challenges in produce and consumables sales caused, in part, by poor product availability and elevated out-of-stock levels.  Our new merchandising strategy significantly increased global sourcing of merchandise from import suppliers and required the purchase of seasonal merchandise many months prior to sale and payment for such merchandise much earlier than previously due.  The global sourcing initiative also resulted in unanticipated inventory buildup that was particularly pronounced with respect to seasonal merchandise.  Further, the “Go Taller” initiative also resulted in significant increases in store inventory and led to increased inventory shrinkage.  In response to the inventory buildup created by the global sourcing program and Go Taller, in fiscal 2016, we implemented inventory clearance initiatives under which seasonal inventory was aggressively marked down to ensure sell through, which increased cash received but negatively impacted gross margin.  The impact of seasonal inventory clearance initiatives and other factors that negatively impacted gross margin during fiscal 2016 are further discussed in “Results of Operations—Fiscal Year Ended January 29, 2016 Compared to Fiscal Year Ended January 30, 2015—Gross Profit”.

Fiscal 2016 was also a year of transition for our senior leadership team.  We appointed Mr. Geoffrey J. Covert as President and Chief Executive Officer in September 2015, Ms. Felicia Thornton as Chief Financial Officer and Treasurer in November 2015, and Mr. Jack Sinclair as Chief Merchandising Officer in July 2015.

Under our new senior leadership team, we have identified three key areas of focus that will be believe will allow us to profitably scale our business while continuing to meet the needs of our customers.  These areas are discussed in detail under Item 1, “Business—Our Business Strategy” for further discussion.

Summarized Financial Performance for Fiscal 2016

During fiscal 2016, we had net sales of $2,004.0 million, operating loss of $143.6 million and net loss of $241.2 million.  Sales increased during 4.0% in fiscal 2016 over fiscal 2015 primarily due to the full year effect of new stores opened in fiscal 2015 and the effect of eight new stores opened in fiscal 2016.  This was partially offset by a 2.7% decrease in same-store sales.  Average sales per store open at least 12 months, on a trailing 52-week period, were $5.1 million in fiscal 2016 compared to $5.4 million in in fiscal 2015.  Average net sales per estimated saleable square foot (computed for stores open at least 12 months) on a trailing 52-week period were $314 per square foot for fiscal 2016 compared to $328 per square foot for fiscal 2015. Existing stores at January 29, 2016 averaged approximately 16,000 saleable square feet.  Results in fiscal 2016 included a goodwill impairment charge of $92.0 million, and a deferred tax valuation allowance charge of $31.7 million in the second quarter of fiscal 2016.

Store Openings

In the second quarter of fiscal 2016, we slowed fiscal 2016 new store expansion plans and in the third quarter of fiscal 2016, we decided to reduce the pace of future fiscal year store openings to focus on stabilizing our operations and results.  In fiscal 2016, we opened eight new stores.  Of these newly opened stores, six stores are located in California and two are located in Arizona.  In fiscal 2017, we currently intend to open up to eight new stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in fiscal 2017 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect reported earnings. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable.  Estimates and assumptions include, but are not limited to, the areas of inventories, long-lived asset impairment, goodwill and other intangibles, legal reserves, self-insurance reserves, leases, taxes and stock-based compensation.

We believe that the following items represent the areas where more critical estimates and assumptions are used in the preparation of our financial statements:

Inventory valuation.  Inventories are valued at the lower of cost or market. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage, as well as excess and obsolete inventory are also recorded.  We include spoilage, scrap and shrink in our definition of shrinkage.  Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period.  Such estimates are based on experience and the most recent physical inventory results.  Physical inventory counts are taken at each of our retail stores at least once a year by an outside inventory service company.  We perform inventory cycle counts at our warehouses throughout the year.  We also perform inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may have a material effect on the reported gross margin for the period.  These estimates are subject to change based on management’s evaluation of, and response to, a variety of factors and trends, including, but not limited to, consumer preferences and buying patterns, age of inventory, increased competition, inventory management, merchandising strategies and historical sell through trends.  Our ability to adequately evaluate the impact of inventory management and merchandising strategies executed in response to such factors and trends in future periods could have a material impact on such estimates.

At the end of the third quarter of transition fiscal 2014, based on new merchandising plans, we increased our valuation allowances for excess and obsolete inventory.  The Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.6 million.  This was a prospective change and did not have an effect on prior periods.

In the fourth quarter of fiscal 2015, we recorded a charge for additional inventory shrinkage based upon the results of annual physical inventory counts completed during the quarter.  This resulted in a net charge to cost of sales and a corresponding reduction in inventory of approximately $10.0 million, which was primarily related to the implementation of certain strategic initiatives, including the “Go Taller” store remodeling program.  The “Go Taller” store remodeling program increased the amount of shelving space at our stores by raising the height of store shelves.  During the remodeling and startup phase of the program, our retail stores remained open and many products were moved from the shelves to the floor to accommodate the remodeling, which we believe led to an increase in misplaced and damaged products.  In anticipation of the extra shelf space, more inventory was shipped to our stores, which we believe also increased shrinkage.  A reduction in workforce during transition fiscal 2014 resulted in the outsourcing of our Loss Prevention department, which was not reinstated in-house until the third quarter of fiscal 2016.  These initiatives collectively disrupted our store operations, resulting in increased loss due to theft and misplaced and damaged inventory.

Considerable management judgment is necessary to estimate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in shrinkage and the excess and obsolete inventory provisions at January 29, 2016, would have increased these reserves by approximately $3.8 million and $0.2 million, respectively, and increased pre-tax loss in fiscal 2016 by the same amounts.

In order to obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other similar purchase opportunities.  Consequently, our inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  Our inventory was $196.7 million as of January 29, 2016 and $296.0 million as of January 30, 2015.  Inventory turnover, which we calculate by dividing cost of sales by ending inventory, was 7.3 times as of January 29, 2016 and 4.4 times as of January 30, 2015.

Long-lived asset impairment.  We assess the impairment of depreciable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference.  Factors that we consider important which could individually or in combination trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner we use of the acquired assets or the strategy for our overall business; and (3) significant changes in our business strategies and/or negative industry or economic trends.  On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows.  Accordingly, if actual results fall short of such estimates, significant future impairments could result.  During fiscal 2016, due to the underperformance of two stores in Texas and one store in California, we concluded that the carrying value of the long-lived assets relating to such stores were not recoverable and accordingly recorded an asset impairment charge of $0.8 million.  During fiscal 2016, we also recorded impairment charges of $0.2 million related to equipment and fixtures that will be disposed of and for which we concluded the fair value was zero. During fiscal 2015, we wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.1 million.  During transition fiscal 2014, we did not record any long-lived asset impairment charges.  We have not made any material changes to our long-lived asset impairment methodology during fiscal 2016.

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

Goodwill and indefinite-lived intangible assets, such as the 99¢ trade name, are not amortized but are instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired.  Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  We determine fair value based on a combination of the income approach and the market approach prepared by an independent third party valuation firm.  Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. These approaches involve making key assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment and are subject to change.

Our judgments are based on historical experience, current market trends and other information.  Key assumptions used in the income approach include growth in net sales, new store openings and same-store sales, trends in cost of sales and selling, general and administrative expense, and changes in working capital.  Future cash flow estimates are based on management’s knowledge of the current operating environment and expectations for the future, discount rates are based on an industry- and investment market- centered weighted average cost of capital for the expected target capital structure and asset lives are based on industry norms and management’s knowledge of our operating history.  The market approach is based upon a review of comparable companies and transactions in our industry, including review of earnings and sales multiples.

In each case, these estimates and assumptions could be materially affected by factors such as unforeseen events or changes in general economic conditions, a decline in comparable company market multiples, changes to discount rates, increased competitive forces, our inability to maintain our pricing structure, deterioration of our vendor relationships, failure to adequately manage and improve our inventory processes and procedures and changes in customer behavior which could result in changes to management’s strategies.  Such changes could affect the fair value of our retail reporting unit and ultimately result in an impairment charge.

The amount of goodwill allocated to the retail reporting unit and wholesale reporting unit as of January 30, 2015 was $467.2 and $12.5 million, respectively.

During the third quarter of fiscal 2016, we determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  Our first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  We performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of this preliminary analysis and based on our best estimate, we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $28.0 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $92.0 million.

The remaining amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $375.2 and $12.5 million, respectively, as of January 29, 2016.

During the fourth quarter of fiscal 2016, we completed step one of our annual goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of our reporting units exceeded their carrying amounts.  The results of this test showed that the fair values of our retail reporting unit and wholesale reporting unit exceeded their carrying values by substantial amounts.  As discussed above, considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill.  The forecasts used in our fiscal 2016 annual impairment test include growth in net sales, new store openings and same-store sales, positive trends in cost of sales and selling, general and administrative expense.  As further outlined above, in each case, these estimates and assumptions could be materially affected by factors such as unforeseen events or changes in general economic conditions, a decline in comparable company market multiples, changes to discount rates, increased competitive forces, our inability to maintain our pricing structure, deterioration of our vendor relationships, failure to adequately manage and improve our inventory processes and procedures and changes in customer behavior which could result in changes to management’s strategies.  If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future.  See Note 1 to our Consolidated Financial Statements.

Additionally, during the fourth quarter of fiscal 2016, we completed our annual indefinite-lived intangible asset impairment test and determined there was no impairment to the trade name since the fair value of the trade name exceeded its carrying amount.  The results of this test showed that the fair value of trade name exceeded carrying value by approximately 12%.  Fair value of the trade name was determined using the relief from royalty method that estimates our theoretical royalty savings from ownership of the intangible asset.  Key assumptions used in this model included sales projections, discount rates and royalty rates, and considerable management judgment is necessary in developing and evaluating such assumptions.  If future results are not consistent with our current estimates and assumptions, impairment charges maybe recorded in future.

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

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2016 and a 10% change in legal reserves would not be material to our consolidated financial position or results of operations.

Self-insured workers’ compensation liability.  We self-insure for workers’ compensation claims in California and Texas. We have established a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. We do not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing our workers’ compensation liability.  As a result of the increase in severity of open claims, we significantly increased our workers’ compensation liability reserves in transition fiscal 2014. In fiscal 2016, the Company increased worker’s compensation liability reserve by $7.2 million primarily as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  As an indicator of the sensitivity of this estimate, at January 29, 2016, a 10% increase in our estimate of expected losses from workers compensation claims would have increased this reserve by approximately $7.7 million and increased fiscal 2016 pre-tax loss by the same amount.

Self-insured health insurance liability.  We self-insure for a portion of our employee medical benefit claims.  The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program.  At January 29, 2016, a 10% change in self-insurance liability would not have been material to our consolidated financial position or results of operations.

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

We assess our ability to realize deferred tax assets throughout the fiscal year. As a result of this assessment during the second quarter of fiscal 2016, we concluded that it was more likely than not that we would not realize our deferred tax assets.  In the quarters prior to the recording of a valuation allowance in the second quarter of fiscal 2016, we weighed all available positive and negative evidence and determined that it was more likely than not that the deferred tax assets were fully realizable.  In fiscal 2016, management had begun to take meaningful steps to focus on the operational execution of the initiatives launched in fiscal 2015, which were expected to drive performance improvements over the second and third quarters of fiscal 2016.  However, in the second quarter of fiscal 2016, we experienced (i) margin declines due to short-term sales promotions, (ii) delays in sales growth due to cannibalization from new store openings, (iii) increased inventory shrinkage from a buildup of inventory levels, and (iv) increases in support costs as a percentage of sales.  As a result of these second quarter of fiscal 2016 events, we decided to adjust merchandise pricing strategies, delay the pace of future store openings for the remainder of fiscal 2016, revise inventory shrinkage processes and establish selling, general and administrative cost control measures.  We concluded that until the performance issues identified in the second quarter of fiscal 2016 showed improvement, it was more likely than not that we would not realize our net deferred tax assets, and therefore we recorded a $31.7 million increase to provision for income taxes in order to establish a valuation allowance against such net deferred tax assets.  See Note 5 to our Consolidated Financial Statements.

We had approximately $163.0 million of net deferred tax liabilities as of January 29, 2016, which was comprised of approximately $65.0 million of net deferred tax assets and $228.0 million of deferred tax liabilities, net of tax valuation allowance of $81.8 million.  The increase in the valuation allowance was primarily related to an increase in losses incurred during fiscal 2016.  Management re-evaluated the available evidence in assessing our ability to realize the benefits of our deferred tax assets at January 29, 2016 and concluded it was more likely than not that we would not realize our net deferred tax assets.  Significant management judgment is required in accounting for income tax contingencies as the outcomes are often difficult to predict.  There are no uncertain tax positions at January 29, 2016.

Stock-Based Compensation.  Subsequent to the Merger, Parent issued options to acquire shares of common stock of our Parent to certain of our executive officers and employees. We account for stock-based payment awards based on their fair values.  Stock options have a term of ten years.  For awards classified as equity, we estimate the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  Assumptions utilized to value options include estimating the fair value of Parent’s common stock (which is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of Parent’s stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the expected dividend yield of Parent’s common stock. Other factors involving judgments that affect the expensing of stock-based payments include estimated forfeiture rates of stock-based awards.  All of the options that we have granted to our executive officers and employees (with the exception of options granted to Rollover Investors that contained no repurchase rights, options granted to our current Chief Financial Officer, former Chief Executive Officer and certain directors that contain less restrictive repurchase rights) give the Parent repurchase rights as described in more detail in Note 11 to our Consolidated Financial Statements. In accordance with accounting guidance, we have not recorded any stock-based compensation expense for these grants.  For all other time-based options, the value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods, which is generally a vesting term of four or five years.  For options that vest based on achievement of performance targets, compensation expense will be recognized only when it is probable that applicable performance criteria will be met.  As described in more detail in Note 11 to our Consolidated Financial Statements, certain former executive put rights that were previously outstanding were classified as equity awards and revalued using a binomial model at each reporting period with changes in fair value recognized as stock-based compensation expense.  As further described in Note 11 to our Consolidated Financial Statements, we had previously granted options that would have vested only upon achievement of certain performance hurdles.  These options were valued using a Monte Carlo simulation method and were forfeited in fiscal 2016.  As further described in Note 11 to our Consolidated Financial Statements, we granted options to our current Chief Executive Officer that are valued using binomial model and a Monte Carlo simulation method.  For the reasons set forth above, the Company has deferred recognition of the stock-based compensation expense for these stock options.

Results of Operations

The following discussion defines the components of the statement of income and should be read in conjunction with Item 6, “Selected Financial Data.”

Net Sales:  Revenue is recognized at the point of sale in our stores (“retail sales”).  Bargain Wholesale sales revenue is recognized in accordance with the shipping terms agreed upon on the purchase order.  Bargain Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves our distribution facility.

Cost of Sales:  Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached or based on other systematic and rational approaches where possible.

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

Goodwill Impairment: Represents the goodwill impairment charge measured by comparing the implied fair value of goodwill (determined as a result of our third quarter of fiscal 2016 interim impairment analysis) with the carrying amount of goodwill. See “Critical Accounting Policies and Estimates—Goodwill and other intangible assets.”

Other Expense (Income):  Other expense relates primarily to loss on extinguishment of debt, interest expense on our debt, capitalized and financing leases.

The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The years ended January 29, 2016 and January 30, 2015 each consist of 52 weeks.  The ten months ended January 31, 2014 consists of 44 weeks (the percentages may not add up due to rounding):

	Year Ended		Year Ended		Ten Months Ended
	January 29, 2016	% of Net Sales	January 30, 2015	% of Net Sales	January 31, 2014	% of Net Sales
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$1,961,050	97.9%	$1,881,865	97.7%	$1,486,699	97.2%
Bargain Wholesale	42,945	2.1	45,084	2.3	42,044	2.8
Total sales	2,003,995	100.0	1,926,949	100.0	1,528,743	100.0

Cost of sales	1,441,631	71.9	1,308,849	67.9	1,033,077	67.6
Gross profit	562,364	28.1	618,100	32.1	495,666	32.4

Selling, general and administrative expenses	614,026	30.6	546,259	28.3	481,449	31.5
Goodwill impairment	91,973	4.6	—	0.0	—	0.0
Operating (loss) income	(143,635)	(7.2)	71,841	3.7	14,217	0.9

Other (income) expense:
Interest income	(4)	0.0	—	0.0	(16)	0.0
Interest expense	65,653	3.3	62,734	3.3	50,820	3.3
Loss on extinguishment of debt	—	0.0	—	0.0	4,391	0.3
Other	—	0.0	—	0.0	—	0.0
Other expenses, net	65,649	3.3	62,734	3.3	55,195	3.6

(Loss) income before provision for income taxes	(209,284)	(10.4)	9,107	0.5	(40,978)	(2.7)
Provision (benefit) for income taxes	31,942	1.6	3,605	0.2	(28,493)	(1.9)
Net (loss) income	$(241,226)	(12.0)	$5,502	0.3	$(12,485)	(0.8)

Fiscal Year Ended January 29, 2016 (52 Weeks) Compared to Fiscal Year Ended January 30, 2015 (52 Weeks)

Net sales.  Total net sales increased $77.1 million, or 4.0%, to $2,004.0 million in fiscal 2016, a 52-week period, from $1,926.9 million in fiscal 2015, also a 52-week period.  Net retail sales increased $79.2 million, or 4.2%, to $1,961.1 million in fiscal 2016, from $1,881.9 million in fiscal 2015.  Bargain Wholesale net sales decreased by approximately $2.1 million, or 4.7%, to $42.9 million in fiscal 2016, from $45.1 million in fiscal 2015.  Of the $79.2 million increase in net retail sales, the full year effect of new stores opened in or prior to fiscal 2015 was $112.3 million, and the effect of new stores opened in fiscal 2016 was $17.3 million.  Net retail sales for stores that were open at least 14 months in fiscal 2016 decreased $50.4 million, representing a 2.7% decrease in same-store sales over a comparable 52-week period of the prior year.  The 2.7% decrease in same-store sales was due to a 4.5% decrease in customer traffic, partially offset by higher average ticket of 1.9%.  Same-store sales were affected by a number of factors, including challenges in produce and consumables sales caused, in part, by elevated out-of-stock levels as a result of the unsuccessful implementation of a new allocation and replenishment system as well as the disruptions stemming from the transition back to the legacy allocation and replenishment system and poor product availability, the cannibalization impact of recent new store openings, and the implementation of ongoing initiatives meant to clear on-hand seasonal inventory through promotions and mark-downs.  These challenges were partially offset by higher sales in general merchandise departments caused, in part, by introduction of new product assortments.

We believe that the impact of cannibalization on the comparable same-store sales for our existing store base will gradually ease as we continue to anniversary the store openings, because we believe that there will be no incremental cannibalization beyond the initial sales year.  Although we will continue to sell on hand seasonal inventory through low price promotions, we believe that our ongoing initiative to reduce inventory levels and improve inventory management will decrease the future negative impact of seasonal inventory clearances.  Management also plans to (i) re-focus to a more strategic and measured approach to store growth to ensure stores open strongly, (ii) improve the training and focus of our employees in order to provide a more compelling customer shopping experience and (iii) optimize the timing of product deliveries to assure adequate product in-stock levels.  We are committed to investing the time and resources needed to achieve these goals.

During fiscal 2016, we added eight new stores: six in California and two in Arizona. At the end of fiscal 2016, we had 391 stores compared to 383 stores at the end fiscal 2015. Estimated saleable retail square footage as of January 29, 2016 and January 30, 2015 was 6.30 million and 6.19 million, respectively.  For 99¢ Only stores open all of fiscal 2016, the average net sales per estimated saleable square foot was $5.1 million per store and $314 per estimated saleable square foot.

Gross profit. Gross profit was $562.4 million in fiscal 2016, compared to $618.1 million in fiscal 2015.  As a percentage of net sales, overall gross margin decreased to 28.1% in fiscal 2016, from 32.1% in fiscal 2015. Among the gross profit components, cost of products sold increased by 180 basis points compared to fiscal 2015, which was primarily due to a combination of higher inbound freight and duty costs that negatively impacted gross margin by approximately 90 basis points and lower product margin which also negatively impacted gross margin by approximately 90 basis points.  The lower product margin was primarily driven by margin compression in our fresh, grocery and consumables offerings, which negatively impacted margin by approximately 70 basis points and our efforts to reduce seasonal inventory through accelerated implementation of inventory clearance initiatives, which negatively impacted margin by approximately 30 basis points. These negative impacts were partially offset by a shift in product mix toward higher margin general merchandise products, which improved margin by approximately 30 basis points.  This shift to higher margin general merchandise products was not part of a specific Company strategy but rather due to opportunistic purchases made by us during the period, which are inconsistent in nature, as well as other external economic factors outside our control that lowered product costs generally.  We do not expect this shift to have a continuing impact on gross profit.  Based on the results of physical inventory counts completed during the year, inventory shrinkage increased 130 basis points compared to fiscal 2015.  We are implementing key initiatives to improve inventory management and loss prevention that we believe will decrease rates of shrink and scrap over time. Distribution and transportation expenses increased 40 basis points primarily due to higher transportation costs, though management expects these costs to normalize over time as the Company shifts to the use of a national carrier for its outside carrier needs in fiscal 2017.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $67.8 million, or 12.4%, to $614.0 million in fiscal 2016, from $546.3 million in fiscal 2015.  As a percentage of net sales, selling, general and administrative expenses increased to 30.6% for fiscal 2016 from 28.3% for fiscal 2015.  The 230 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by increases in store level payroll, workers’ compensation accrual and occupancy expenses, together accounting for 130 basis points, as well as higher depreciation and amortization and outside professional fees. Selling, general and administrative expenses as a percentage of sales were negatively impacted by the opening of new stores in the prior fiscal year and an increase in the minimum wage in California, as well as negative operating leverage as a result of the decline in same-store sales during the second half of fiscal 2016.  Depreciation and amortization expense was 40 basis points higher due to the information system implementation, new store openings and the implementation of the “Go Taller” store remodeling program. In the fourth quarter of fiscal 2016, selling, general and administrative expense included an increase in workers’ compensation accrual of $6.6 million, representing 30 basis points, which was primarily the result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  Outside professional fees were higher primarily due to charges relating to previously capitalized store and distribution center real estate development costs expensed in the second quarter of fiscal 2016 as a result of cancelled projects, as well as costs relating to executive transitions.  These increases were partially offset by a gain of $5.4 million realized on the sale of a cold storage facility during the third quarter of fiscal 2016.

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit.  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in $28.0 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge to $92.0 million. Significant changes in assumptions that led to the goodwill impairment included decreases in new store expansion for all future years, slower sales growth from new store additions and gross margin compression.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants.  See Note 1 to the Consolidated Financial Statements.

Operating (loss) income. Operating loss was $143.6 million for fiscal 2016, compared to operating income of $71.8 million for fiscal 2015.  Operating loss as a percentage of net sales was 7.2% in fiscal 2016 compared to operating income of 3.7% in fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to the recording of a goodwill impairment charge, changes in gross margin and selling, general, and administrative expenses, each as discussed above.

Interest expense. Interest expense was $65.6 million in fiscal 2016, compared to $62.7 million in in fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and higher average borrowings under the ABL Facility (as defined and discussed below).

Provision for income taxes.  The provision for income taxes was $31.9 million in fiscal 2016, compared to an income tax provision of $3.6 million in fiscal 2015, primarily due to the establishment of a valuation allowance of $31.7 million in the second  quarter of fiscal 2016 against deferred income tax assets (as described in Note 5 to our Consolidated Financial Statements).  The effective tax rate for fiscal 2016 was a provision rate of 15.3% compared to an effective tax rate of 39.6% for fiscal 2015.  The effective combined federal and state income tax rates for fiscal 2016 differ from the statutory rates primarily due to the non-deductible goodwill impairment charge and the establishment of a valuation allowance in fiscal 2016 (as described in Note 5 to our Consolidated Financial Statements).  The effective combined federal and state income tax rates for fiscal 2015 differ from the statutory rates primarily due to the non-deductibility of certain costs.

Net (loss) income.  As a result of the items discussed above, net loss for fiscal 2016 was $241.2 million, compared to net income for fiscal 2015 of $5.5 million. Net loss as a percentage of net sales was 12.0% in fiscal 2016 compared to net income as a percentage of sales of 0.3% in fiscal 2015.

Fiscal Year Ended January 30, 2015 (52 Weeks) Compared to Ten Months Ended January 31, 2014 (44 Weeks)

Net sales.  Total net sales increased $398.2 million, or 26.0%, to $1,926.9 million in fiscal 2015, a 52-week period, from $1,528.7 million in transition fiscal 2014, a 44-week period. The increase in total net sales was primarily due to the fact that there were eight more weeks in fiscal 2015 as compared to transition fiscal 2014.  Net retail sales increased $395.2 million, or 26.6%, to $1,881.9 million in fiscal 2015, from $1,486.7 million in transition fiscal 2014.  Bargain Wholesale net sales increased by approximately $3.0 million, or 7.2%, to $45.1 million in fiscal 2015, from $42.0 million in transition fiscal 2014.  Net retail sales for stores that were open at least 14 months in fiscal 2015 were $1,737.3 million, representing a 0.4% increase in same-store sales over a comparable 52-week period of the prior year.  The 0.4% increase in same-store sales was from higher average ticket. The full year effect of new stores opened in transition fiscal 2014 was $94.8 million and the effect of new stores opened in fiscal 2015 was $43.4 million.

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

Gross profit.  Gross profit was $618.1 million in fiscal 2015, compared to $495.7 million in transition fiscal 2014.  As a percentage of net sales, overall gross margin decreased to 32.1% in fiscal 2015, from 32.4% in transition fiscal 2014.  Among the gross profit components, cost of products sold decreased by 30 basis points compared to transition fiscal 2014.  Inventory shrinkage increased 60 basis points compared to transition fiscal 2014 (as described in Note 1 to our Consolidated Financial Statements).  Gross profit in transition fiscal 2014 was negatively impacted by an excess and obsolete inventory reserve charge of $9.6 million representing 60 basis points in the third quarter of transition fiscal 2014 (also as described in Note 1 to our Consolidated Financial Statements). Gross profit in fiscal 2015 was negatively impacted by an increase in distribution and transportation expenses of 40 basis points primarily due to higher labor costs as well as the addition of an incremental warehouse facility for part of fiscal 2015.  The remaining change was due to other less significant items included in cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $546.3 million in fiscal 2015, compared to $481.4 million in transition fiscal 2014.  As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for fiscal 2015 from 31.5% for transition fiscal 2014.  The 320 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in workers’ compensation accrual of $38.4 million, representing 250 basis points in transition fiscal 2014 (as described in Note 10 to our Consolidated Financial Statements) and to lower payroll-related and legal expenses in fiscal 2015.  These improvements were partially offset by higher stock-based compensation expense of $2.8 million in fiscal 2015 compared to negative stock-based compensation expense of $4.8 million in transition fiscal 2014 (attributable to a decrease in the fair value of former executive put rights, as described in Note 11 to our Consolidated Financial Statements) and higher rent as percentage of net sales in fiscal 2015. Selling, general and administrative expenses were also favorably impacted by lower depreciation expense as a percentage of net sales.

Operating income. Operating income was $71.8 million for fiscal 2015, compared to operating income of $14.2 million for transition fiscal 2014.  Operating income as a percentage of net sales was 3.7% in fiscal 2015, compared to 0.9% in transition fiscal 2014.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and operating expenses, as discussed above.

Interest expense and loss on extinguishment of debt. Interest expense was $62.7 million in fiscal 2015, compared to $50.8 million in transition fiscal 2014, primarily due to the fact that there were eight more weeks in fiscal 2015.  Transition fiscal 2014 reflects a loss on extinguishment of debt of $4.4 million, relating to amendments to the First Lien Term Loan Facility in October 2013.

Provision (benefit) for income taxes.  The provision for income taxes was $3.6 million in fiscal 2015, compared to a benefit of $28.5 million in in transition fiscal 2014, primarily due to pre-tax income in fiscal 2015 compared to a pre-tax loss in transition fiscal 2014. The effective tax rate for fiscal 2015 was 39.6% compared to an effective tax rate of (69.5)% for transition fiscal 2014.  The effective combined federal and state income tax rates for fiscal 2015 differ from the statutory rates primarily due to the non-deductibility of certain costs.  The effective combined federal and state income tax rates for transition fiscal 2014 differ from the statutory rates due to the benefit of federal hiring credits, the release of valuation allowance on the California enterprise zone credit carry-forward and other discrete items recognized during transition fiscal 2014 (as described in Note 5 to our Consolidated Financial Statements).

Net income.  As a result of the items discussed above, net income for fiscal 2015 was $5.5 million compared to a net loss of $12.5 million for transition fiscal 2014.  Net income as a percentage of net sales was 0.3% in fiscal 2015 compared to net loss as a percentage of sales of (0.8)% in transition fiscal 2014.

Effects of Inflation

During fiscal 2016, fiscal 2015 and transition fiscal 2014, inflation did not have a material impact on our overall operations.  Increases in various costs due to future inflation may impact our operating results to the extent that such increases cannot be passed along to our customers.  See Item 1A, “Risk Factors—Risks Related to Our Business— Increases in costs and other inflationary pressures  may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.”

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements. Our primary sources of liquidity are the net cash flow from operations and availability under our ABL Facility (as defined below), which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, for at least the next 12 months. Availability under our ABL Facility is not expected to materially affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of January 29, 2016, we held $2.3 million in cash, and our total indebtedness was $893.5 million, consisting of borrowings under our First Lien Term Loan Facility of $595.7 million, borrowings under the ABL Facility of $47.8 million and $250.0 million of our Senior Notes.  Availability under the ABL Facility (subject to the borrowing base) was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility. The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.  We may pursue a refinancing of our other long term obligations, but potential volatility and challenges in the then-current capital markets, including conditions affecting borrowing costs, could limit our ability to refinance at favorable terms, and could have a material adverse impact on our future financial condition. We also have, and will continue to have, significant lease obligations.  As of January 29, 2016, our minimum annual rental obligations under long-term operating leases for fiscal 2017 are $75.7 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities and Senior Notes

On January 13, 2012, in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to these Credit Facilities. The Credit Facilities include our ABL Facility and our First Lien Term Loan Facility.

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on January 13, 2012 and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned domestic subsidiaries (with customary exceptions, including for immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors, including a first priority pledge of all of our equity interests and the equity interests of the Credit Facilities Guarantors and a first priority security interest in certain other fixed assets, and a second priority security interest in certain current assets.

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of January 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

On April 4, 2012, we amended the terms of the First Lien Term Loan Facility (the “First Amendment”) and incurred related refinancing costs of $11.2 million.  The First Amendment, among other things, (i) decreased the applicable margin from LIBOR plus 5.50% (or Base Rate plus 4.50%) to LIBOR plus 4.00% (or Base Rate plus 3.00%) and (ii) decreased the LIBOR floor from 1.50% to 1.25%.

On October 8, 2013, we entered into the Second Amendment which among other things, (i) provided $100.0 million of additional term loans as described above, (ii) decreased the applicable margin from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and (iii) decreased the LIBOR floor from 1.25% to 1.00%.  Upon the occurrence of the Second Amendment, our obligation to make scheduled quarterly payments on the Term Loans was increased to require us to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the Term Loans (approximately $1.5 million).

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

As of January 29, 2016 and January 30, 2015, the interest rate on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 29, 2016 and January 30, 2015, the amount outstanding under the First Lien Term Loan Facility was $595.7 million and $600.5 million, respectively.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2016, fiscal 2015 and transition fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc. (“99 Cents Texas”)) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of January 29, 2016, we were in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  See Note 7 to our Consolidated Financial Statements for more information on our interest rate swap agreement.

ABL Facility

The ABL Facility initially provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations.  Subject to certain conditions, we may increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors, including a first priority security interest in certain current assets, and a second priority pledge of all of our equity interests and the equity interests of the Credit Facilities Guarantors and second priority security interest in certain other fixed assets.

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of January 29, 2016) or (ii) the determined Base Rate plus an applicable margin to be determined (0.75% at

January 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 29, 2016 and January 30, 2015).  We must also pay customary letter of credit fees and agency fees.  The weighted average interest rate for borrowings under the ABL Facility was 2.53% as of January 29, 2016 and 1.99% as of January 30, 2015.

As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility, subject to the borrowing base, was $90.9 million. As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million, and availability under the ABL Facility, subject to the borrowing base, was $115.5 million.

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

In addition, the amendment to the ABL Facility (i) modified certain springing covenants triggered by reference to excess availability under the ABL Facility agreement so that, from August 24, 2015 to April 30, 2016, the occurrence of any such excess availability trigger is determined solely by reference to the available borrowing base under the ABL Facility rather than by reference to the lesser of the available borrowing base and the available aggregate commitments under the ABL Facility, (ii) increased the inventory advance rate during such period for purposes of calculating the borrowing base from 90% to 92.5%, (iii) provided for certain additional inspection rights by the administrative agent if there is a material increase in the amount of inventory that is not eligible inventory for purposes of the borrowing base and (iv) provided for certain additional technical waivers and amendments in order to effect the foregoing.

As of January 29, 2016, we were in compliance with the terms of the ABL Facility.

On April 8, 2016, we amended the ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  The initial applicable margin for borrowings under the ABL Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

In addition, the Fourth Amendment (i) reduced the incremental revolving commitment capacity from $50.0 million to $25.0 million, but provides that any such incremental revolving commitment may take the form of a “last-out” term loan, (ii) added restrictions on certain negative covenants in respect of investments, restricted payments and prepayments of indebtedness, including the First Lien Term Loan Facility and the Senior Notes, in each case, until the occurrence of Term/Notes Refinancing Date, (iii) reduced the letter of credit sublimit from $50.0 million to $45.0 million and (iv) provided for certain additional technical waivers and amendments in order to effect the foregoing.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 29, 2016, we were in compliance with the terms of the Indenture.

Various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(52 Weeks)	(52 Weeks)	(44 Weeks)
Cash flows from operating activities:
Net (loss) income	$(241,226)	$5,502	$(12,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,402	53,911	52,467
Amortization of deferred financing costs and accretion of OID	4,820	4,344	3,681
Amortization of intangible assets	1,789	1,787	1,500
Amortization of favorable/unfavorable leases, net	1,704	735	438
Loss on extinguishment of debt	—	—	4,391
(Gain) loss on disposal of fixed assets	(5,416)	(84)	(357)
Loss (gain) on interest rate hedge	1,402	1,504	(92)
Goodwill impairment	91,973	—	—
Long-lived and intangible assets impairment	2,171	149	—
Excess tax benefit from stock-based payment arrangements	—	—	(138)
Deferred income taxes	33,394	4,212	(28,999)
Stock-based compensation	1,538	2,846	(4,766)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	280	(161)	58
Inventories	99,389	(89,796)	(4,643)
Deposits and other assets	1,228	(2,258)	(3,049)
Accounts payable	(44,407)	52,530	20,653
Accrued expenses	(2,081)	7,586	12,682
Accrued workers’ compensation	5,898	(3,427)	34,420
Income taxes	7,246	(6,413)	(529)
Deferred rent	4,096	10,105	8,365
Other long-term liabilities	1,457	(4,801)	(2,673)

Net cash provided by operating activities	$31,657	$38,271	$80,924

Cash provided by operating activities in fiscal 2016 was $31.7 million and consisted of (i) net loss of $241.2 million; (ii) net income adjustments for depreciation, deferred taxes, goodwill impairment and other non-cash items of $199.7 million; (iii) an increase in working capital activities of $67.4 million; and (iv) an increase in other activities of $5.8 million, primarily due to increased deferred rent and other long-term liabilities.  The increase in working capital activities was primarily due to a decrease in inventory and income taxes receivable, partially offset by decreases in accounts payable.  Inventory decreased primarily as a result of a Company-wide strategy to reduce inventory.

Cash provided by operating activities in fiscal 2015 was $38.3 million and consisted of (i) net income of $5.5 million; (ii) net income adjustments for depreciation and other non-cash items of $69.4 million; (iii) a decrease in working capital activities of $40.5 million; and (iv) an increase in other activities of $3.9 million, primarily due to an increase in deferred rent, partially offset by a decrease in other long-term liabilities, and an increase in other long-term assets.  The decrease in working capital activities was primarily due to an increase in inventories and income taxes receivable, partially offset by increases in accounts payable and accrued expenses. Inventory increased as a result of several factors, including the opening of new stores, an expansion of our seasonal merchandise programs, higher volume of purchases sourced directly from international vendors, and the “Go Taller” store remodeling program which increased shelf height (and consequently, merchandising space) across our stores.

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

Investing Activities

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(52 Weeks)	(52 Weeks)	(44 Weeks)

Cash flows from investing activities:
Purchases of property and equipment	$(65,950)	$(111,387)	$(62,090)
Proceeds from sale of fixed assets	31,436	39	1,473

Net cash used in investing activities	$(34,514)	$(111,348)	$(60,617)

Capital expenditures in fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $66.0 million Proceeds from sale of fixed assets primarily relate to sale of held for sale properties and sale-leaseback transactions completed during the year (see Note 1 to our Consolidated Financial Statements).

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

We estimate that total capital expenditures over the next twelve months will be approximately $35 million to $40 million, comprised of approximately $20 million to $25 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We may fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions.

Financing Activities

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(52 Weeks)	(52 Weeks)	(44 Weeks)
Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	—	—	(19,200)
Dividend paid	—	—	(95,512)
Proceeds from long-term debt	—	—	100,000
Payments of long-term debt	(6,138)	(6,138)	(6,174)
Proceeds under revolving credit facility	471,350	305,500	—
Payments under revolving credit facility	(480,550)	(248,500)	—
Payments of debt issuance costs	(487)	—	(2,343)
Proceeds from financing lease obligations	9,359	—	—
Payments of capital and financing lease obligations	(381)	(88)	(69)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)	(7,781)
Excess tax benefit from stock-based payment arrangements	—	—	138
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—

Net cash (used in) provided by financing activities	(7,294)	50,698	(30,941)

Net cash provided by financing activities in fiscal 2016 was comprised primarily of net repayments of borrowings under the ABL Facility and the First Lien Term Loan Facility, partially offset by proceeds from the financing lease obligations associated with sale-leaseback transactions (see Note 1 to our Consolidated Financial Statements).

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

Off-Balance Sheet Arrangements

As of January 29, 2016, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of January 29, 2016.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(a)	$897,800	$53,938	$593,862	$250,000	$—
Interest payments (b)	193,886	56,874	110,658	26,354	—
Capital lease obligations (c)	106	106	—	—	—
Financing lease obligations (b)	48,658	2,661	5,490	6,233	34,274
Operating lease obligations	482,149	75,631	132,025	99,059	175,434
Purchase obligations (c)	5,832	2,512	2,040	1,280	—
Deferred compensation liability	709	—	—	—	709

Total	$1,629,140	$191,722	$844,075	$382,926	$210,417

(a)         Reflects planned maturity of $47.8 million under the ABL Facility on January 13, 2017, prior to an amendment of the ABL Facility that extended the maturity to April 8, 2021. See Note 17 to our Consolidated Financial Statements.

(b)         Includes interest expense on fixed and variable debt. Variable debt interest expense based on amended First Lien Term Loan Facility Agreement; see Note 6 to our Consolidated Financial Statements.

(c)          Includes capital and financing lease obligations and related interest.

(d)         Purchase obligations include legally binding agreements that primarily consist of construction contracts of new stores, and purchases and service commitment for logistics and store operations.  Amounts committed under open purchase orders for merchandise are not included if cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We do not have any liabilities related to uncertain tax positions as of January 29, 2016.  See Note 5 to our Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and four locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2016 were approximately $97.5 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2015 were approximately $85.5 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in transition fiscal 2014 were approximately $60.8 million.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options. See Item 2, “Properties.”  The large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

As of January 29, 2016 and January 30, 2015, we did not have any variable interest entities.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 2 to our Consolidated Financial Statements which is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding amounts under our Credit Facilities.  As of January 29, 2016, we had variable rate borrowings of $595.7 million under our First Lien Term Loan Facility and $47.8 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 6 to our Consolidated Financial Statements.

We may manage interest rate risk through the use of interest swap agreements or interest cap agreements to limit the effect of interest rate fluctuations from time to time.  During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of January 29, 2016, the fair value of the interest rate swap was a liability of $0.6 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding as of January 29, 2016 and January 30, 2015, respectively, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase of our pre-tax loss and a decrease in cash flows of approximately $1.9 million for fiscal 2016 and $0.8 million for fiscal 2015.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99 Cents Only Stores LLC

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of January 29, 2016 and January 30, 2015	50

Consolidated Statements of Comprehensive Income (Loss) for the year ended January 29, 2016, the year ended January 30, 2015 and the ten months ended January 31, 2014	51

Consolidated Statements of Member’s/Shareholders’ Equity for the year ended January 29, 2016, the year ended January 30, 2015 and the ten months ended January 31, 2014	52

Consolidated Statements of Cash Flows for the year ended January 29, 2016, the year ended January 30, 2015 and the ten months ended January 31, 2014	53

Notes to Consolidated Financial Statements	54

Schedule II — Valuation and Qualifying Accounts	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member of 99 Cents Only Stores LLC

We have audited the accompanying consolidated balance sheets of 99 Cents Only Stores LLC and subsidiaries as of January 29, 2016 and January 30, 2015, and the related consolidated statements of comprehensive income (loss), member’s/shareholders’ equity and cash flows for the years ended January 29, 2016 and January 30, 2015, and the ten months ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(b) for the years ended January 29, 2016 and January 30, 2015, and the ten months ended January 31, 2014. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 99 Cents Only Stores LLC and subsidiaries at January 29, 2016 and January 30, 2015, and the consolidated results of its operations and its cash flows for the years ended January 29, 2016 and January 30, 2015, and the ten months ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

April 28, 2016

99 Cents Only Stores LLC

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 29, 2016	January 30, 2015

ASSETS
Current Assets:
Cash	$2,312	$12,463
Accounts receivable, net of allowance for doubtful accounts of $140 and $58 as of January 29, 2016 and January 30, 2015, respectively	1,674	1,954
Income taxes receivable	3,665	10,911
Deferred income taxes	16,633	41,583
Inventories, net	196,651	296,040
Assets held for sale	2,308	3,094
Other	18,603	19,039
Total current assets	241,846	385,084
Property and equipment, net	542,570	581,020
Deferred financing costs, net	12,461	15,463
Intangible assets, net	453,242	460,311
Goodwill	387,772	479,745
Deposits and other assets	7,319	7,543
Total assets	$1,645,210	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$79,197	$139,287
Payroll and payroll-related	18,421	20,004
Sales tax	13,314	14,087
Other accrued expenses	41,464	40,168
Workers’ compensation	76,389	70,491
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligation	989	380
Total current liabilities	235,912	290,555
Long-term debt, net of current portion	887,388	901,395
Unfavorable lease commitments, net	5,746	8,220
Deferred rent	27,389	23,293
Deferred compensation liability	709	724
Capital and financing lease obligation, net of current portion	34,817	24,681
Long-term deferred income taxes	179,678	170,678
Other liabilities	5,118	1,868
Total liabilities	1,376,757	1,421,414

Commitments and contingencies (Note 10)
Member’s Equity:
Member units — 100 units issued and outstanding at January 29, 2016 and January 30, 2015	550,226	549,135
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(262,411)	(21,185)
Other comprehensive loss	(162)	(998)
Total equity	268,453	507,752
Total liabilities and equity	$1,645,210	$1,929,166

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(52 Weeks)	(52 Weeks)	(44 Weeks)
Net Sales:
99¢ Only Stores	$1,961,050	$1,881,865	$1,486,699
Bargain Wholesale	42,945	45,084	42,044
Total sales	2,003,995	1,926,949	1,528,743
Cost of sales	1,441,631	1,308,849	1,033,077
Gross profit	562,364	618,100	495,666
Selling, general and administrative expenses (includes asset impairment of $2,171, $149 and $0 for the years ended January 29, 2016, January 30, 2015 and January 31, 2014, respectively)	614,026	546,259	481,449
Goodwill impairment	91,973	—	—
Operating (loss) income	(143,635)	71,841	14,217
Other (income) expense:
Interest income	(4)	—	(16)
Interest expense	65,653	62,734	50,820
Loss on extinguishment of debt	—	—	4,391
Other	—	—	—
Total other expense, net	65,649	62,734	55,195
(Loss) income before provision for income taxes	(209,284)	9,107	(40,978)
Provision (benefit) for income taxes	31,942	3,605	(28,493)
Net (loss) income	(241,226)	5,502	(12,485)

Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate cash flow hedge	(152)	(576)	(284)
Less: reclassification adjustment included in net income (loss)	988	969	145

Other comprehensive income (loss), net of tax	836	393	(139)

Comprehensive (loss) income	$(240,390)	$5,895	$(12,624)

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF MEMBER’S/SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Member Units		Additional Paid-In	Investment in Number Holdings, Inc. Preferred	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Member’s/ Shareholders’
	Shares	Amount	Units	Amount	Capital	Stock	Deficit)	Income (Loss)	Equity

BALANCE, March 30, 2013	—	$—	—	$—	$654,424	$—	$(14,202)	$(1,252)	$638,970

Conversion from corporation to limited liability company	—	—	—	654,424	(654,424)	—	—	—	—
Net loss	—	—	—	—	—	—	(12,485)	—	(12,485)
Investment in Number Holdings, Inc. preferred stock	—	—	—	—	—	(19,200)	—	—	(19,200)
Unrealized net losses on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	(139)	(139)
Stock-based compensation	—	—	—	(4,766)	—	—	—	—	(4,766)
Dividend paid to Number Holdings, Inc.	—	—	—	(95,512)	—	—	—	—	(95,512)
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(7,781)	—	—	—	—	(7,781)

BALANCE, January 31, 2014	—	$—	—	$546,365	$—	$(19,200)	$(26,687)	$(1,391)	$499,087

Net income	—	—	—	—	—	—	5,502	—	5,502
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	393	393
Stock-based compensation	—	—	—	2,846	—	—	—	—	2,846
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(76)	—	—	—	—	(76)

BALANCE, January 30, 2015	—	$—	—	$549,135	$—	$(19,200)	$(21,185)	$(998)	$507,752

Net loss	—	—	—	—	—	—	(241,226)	—	(241,226)
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	—	—	—	836	836
Stock-based compensation	—	—	—	1,538	—	—	—	—	1,538
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	—	—	(57)	—	—	—	—	(57)
Payments to repurchase stock options of Number Holdings, Inc.	—	—	—	(390)	—	—	—	—	(390)

BALANCE, January 29, 2016	—	$—	—	$550,226	$—	$(19,200)	$(262,411)	$(162)	$268,453

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(52 Weeks)	(52 Weeks)	(44 Weeks)
Cash flows from operating activities:
Net (loss) income	$(241,226)	$5,502	$(12,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,402	53,911	52,467
Amortization of deferred financing costs and accretion of OID	4,820	4,344	3,681
Amortization of intangible assets	1,789	1,787	1,500
Amortization of favorable/unfavorable leases, net	1,704	735	438
Loss on extinguishment of debt	—	—	4,391
(Gain) loss on disposal of fixed assets	(5,416)	(84)	(357)
Loss (gain) on interest rate hedge	1,402	1,504	(92)
Goodwill impairment	91,973	—	—
Long-lived and intangible assets impairment	2,171	149	—
Excess tax benefit from stock-based payment arrangements	—	—	(138)
Deferred income taxes	33,394	4,212	(28,999)
Stock-based compensation	1,538	2,846	(4,766)

Changes in assets and liabilities associated with operating activities:
Accounts receivable	280	(161)	58
Inventories	99,389	(89,796)	(4,643)
Deposits and other assets	1,228	(2,258)	(3,049)
Accounts payable	(44,407)	52,530	20,653
Accrued expenses	(2,081)	7,586	12,682
Accrued workers’ compensation	5,898	(3,427)	34,420
Income taxes	7,246	(6,413)	(529)
Deferred rent	4,096	10,105	8,365
Other long-term liabilities	1,457	(4,801)	(2,673)
Net cash provided by operating activities	31,657	38,271	80,924

Cash flows from investing activities:
Purchases of property and equipment	(65,950)	(111,387)	(62,090)
Proceeds from sale of property and fixed assets	31,436	39	1,473
Net cash used in investing activities	(34,514)	(111,348)	(60,617)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	—	—	(19,200)
Dividend paid	—	—	(95,512)
Proceeds from long-term debt	—	—	100,000
Payments of long-term debt	(6,138)	(6,138)	(6,174)
Proceeds under revolving credit facility	471,350	305,500	—
Payments under revolving credit facility	(480,550)	(248,500)	—
Payments of debt issuance costs	(487)	—	(2,343)
Proceeds from financing lease obligations	9,359	—	—
Payments of capital and financing lease obligation	(381)	(88)	(69)
Payments to repurchase stock options of Number Holdings, Inc.	(390)	(76)	(7,781)
Excess tax benefit from stock-based payment arrangements	—	—	138
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—
Net cash (used in) provided by financing activities	(7,294)	50,698	(30,941)
Net (decrease) increase in cash	(10,151)	(22,379)	(10,634)
Cash - beginning of period	12,463	34,842	45,476
Cash - end of period	$2,312	$12,463	$34,842

Supplemental cash flow information:
Income taxes (refunded) paid	$(8,700)	$6,358	$485
Interest paid	$61,489	$58,222	$48,105
Non-cash investing activities for purchases of property and equipment	$15,683	$(15,700)	$(393)
Non-cash investment for building —leased facility	$—	$24,600	$—

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended January 29, 2016 and January 30, 2015 and Ten Months Ended January 31, 2014

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products.  As of January 29, 2016, the Company operated 391 retail stores with 283 in California, 49 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Conversion to LLC

On October 18, 2013, 99¢ Only Stores converted (the “Conversion”) from a California corporation to a California limited liability company, 99 Cents Only Stores LLC (“99 LLC”), that is managed by its sole member, Parent.  In connection with the Conversion, each outstanding share of Class A common stock of 99¢ Only Stores, par value $0.01 per share, was converted into one membership unit of 99 LLC, and each outstanding share of Class B common stock of 99¢ Only Stores, par value $0.01 per share, was cancelled and forfeited.  Pursuant to the laws of the State of California, all rights and property of 99¢ Only Stores were vested in 99 LLC and all debts, liabilities and obligations of 99¢ Only Stores continued as debts, liabilities and obligations of 99 LLC.  99 LLC has elected to be treated as a disregarded entity for United States federal income tax purposes.  The Conversion did not have any effect on deferred tax assets or liabilities, and 99 LLC will continue to use the liability method of accounting for income taxes.  99 LLC computes its taxes on a separate return basis, but 99 LLC and Parent will continue to file consolidated or combined income tax returns with its subsidiaries in all jurisdictions.  Parent is a holding company with no active business or operations and has no holdings in any business other than 99 LLC.

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

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the calendar quarter-end, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, and ended on January 29, 2016 and consisted of 52 weeks. The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, and ended on January 30, 2015 and consisted of 52 weeks.  The Company’s fiscal year 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $3.9 million and $2.1 million as of January 29, 2016 and January 30, 2015, respectively.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows.  Book overdrafts included in accounts payable were $7.9 million and $16.5 million as of January 29, 2016 and January 30, 2015, respectively.

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectability of accounts receivable based on a combination of factors.  In cases where the Company is aware of circumstances that may impair a specific customer’s or tenants ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  For all other customers and tenants, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded.  The Company includes spoilage, scrap and shrink in its definition of shrinkage.  Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period.  Such estimates are based on experience and the most recent physical inventory results.  Physical inventory counts are completed at each of the Company’s retail stores at least once a year by an outside inventory service company.  The Company performs inventory cycle counts at its warehouses throughout the year.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may have a material effect on the reported gross margin for the period. These estimates are subject to change based on management’s evaluation of, and response to, a variety of factors and trends, including, but not limited to, consumer preferences and buying patterns, age of inventory, increased competition, inventory management, merchandising strategies and historical sell through trends.  The Company’s ability to adequately evaluate the impact of inventory management and merchandising strategies executed in response to such factors and trends in future periods could have a material impact on such estimates.

At the end of the third quarter of transition fiscal 2014, based on new merchandising plans, the Company increased its valuation allowances for excess and obsolete inventory.  The Company recorded a charge to cost of sales and a corresponding reduction in inventory of approximately $9.6 million.  This was a prospective change and did not have an effect on prior periods.

In the fourth quarter of fiscal 2015, the Company recorded a charge for additional inventory shrinkage based upon the results of annual physical inventory counts completed during the quarter. This resulted in a net charge to cost of sales and a corresponding reduction in inventory of approximately $10.0 million, which was primarily related to the implementation of certain strategic initiatives, including the “Go Taller” store remodeling program.  The “Go Taller” store remodeling program increased the amount of shelving space at the stores by raising the height of store shelves.  During the remodeling and startup phase of the program, retail stores remained open and many products were moved from the shelves to the floor to accommodate the remodeling, which the Company believes led to an increase in misplaced and damaged products.  In anticipation of the extra shelf space, more inventory was shipped to stores, which we believe also increased shrinkage.  A reduction in workforce during transition fiscal 2014 resulted in the outsourcing of the Company’s Loss Prevention department, which was not reinstated in-house until the third quarter of fiscal 2016.  These initiatives collectively disrupted store operations, resulting in increased loss due to theft and misplaced and damaged inventory.

In order to obtain inventory at attractive prices, the Company takes advantage of large volume purchases, closeouts and other similar purchase opportunities.  Consequently, the Company’s inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.

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

During fiscal 2016, due to the underperformance of two stores in Texas and one store in California, the Company concluded that the carrying value of the long-lived assets relating to such stores were not recoverable and accordingly recorded an asset impairment charge of $0.8 million.  During fiscal 2016, the Company also recorded impairment charges of $0.2 million related to equipment and fixtures that will be disposed of and for which the Company concluded the fair value was zero. During fiscal 2015, the Company wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.1 million.  During transition fiscal 2014, the Company did not record any long-lived asset impairment charges.

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

The Company, assisted by an independent third party valuation firm, performs the annual test for impairment in January of the fiscal year and determines fair value based on a combination of the income approach and the market approach. The income approach is based on discounted cash flows to determine fair value. The market approach uses a selection of comparable companies and transactions in determining fair value. The fair value of the trade name is also tested for impairment in the fourth quarter by comparing the carrying value to the fair value. Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate (Level 3 measurement, see Note 8, “Fair Value of Financial Instruments”). These approaches involve making key assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment and are subject to change.

The amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $467.2 and $12.5 million, respectively, as of January 30, 2015.

During the third quarter of fiscal 2016, the Company determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  The first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  The Company performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of this preliminary analysis and based on best estimate, the Company recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $28.0 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $92.0 million.

The remaining amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $375.2 and $12.5 million, respectively, as of January 29, 2016.

During the fourth quarter of fiscal 2016, the Company completed step one of its annual goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the Company’s reporting units exceeded their carrying amounts.  As discussed above, considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill.  The Company’s forecasts used in its fiscal 2016 annual impairment test include growth in net sales, new store openings and same-store sales, positive trends in cost of sales and selling, general and administrative expense.  In each case, these estimates and assumptions could be materially affected by factors such as unforeseen events or changes in general economic conditions, a decline in comparable company market multiples, changes to discount rates, increased competitive forces, inability to maintain pricing structure, deterioration of vendor relationships, failure to adequately manage and improve inventory processes and procedures and changes in customer behavior which could result in changes to management’s strategies.  If operating results continue to change versus the Company’s expectations, additional impairment charges may be recorded in the future.

Additionally, during the fourth quarter of fiscal 2016, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment to the trade name since the fair value of the trade name exceeded its carrying amount.  The results of this test showed that the fair value of trade name exceeded carrying value by approximately 12%.  The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset.  Key assumptions used in this model included sales projections, discount rates and royalty rates, and considerable management judgment is necessary in developing and evaluating such assumptions.  If future results are not consistent with current estimates and assumptions, impairment charges maybe recorded in future.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to or greater than the fair market value of the stock at the dates of grant.  Former executive put rights were classified as equity awards and revalued using a binomial model at each reporting period with changes in the fair value recognized as stock-based compensation expense.  The fair value of options that vest based on the Company’s and Parent’s achievement of certain performance hurdles was valued using a Monte Carlo simulation method. The fair value of options granted to the current Chief Executive Officer was valued using a binomial model and the Monte Carlo simulation method.  Refer to Note 11, “Stock-Based Compensation Plans” for further discussion of stock-based compensation.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrinkage, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached or based on other systematic and rational approaches where possible.

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

During the second quarter of fiscal 2016, the Company sold and concurrently leased back two retail stores with a carrying value of $7.9 million and received net proceeds from these transactions of $8.7 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting leases are accounted for as financing leases and the Company has recorded a corresponding financing lease obligation of $8.7 million (as a component of current and non-current liabilities).  The Company will amortize the financing lease obligation over the lease term and depreciate the assets over their remaining useful lives.  During the third quarter of fiscal 2016, the Company sold and concurrently leased back one store, and the resulting lease qualifies as and is accounted for as an operating lease.  The net proceeds from the sale-leaseback transaction amounted to $9.0 million.  The Company will amortize deferred gains of $2.6 million relating to the sale-leaseback transaction over the lease term.  During the fourth quarter of fiscal 2016, the Company sold and concurrently leased back two stores, and the resulting leases qualify and are accounted for as operating leases.  The net proceeds from these sale-leaseback transactions amounted to $9.1 million.  The Company will amortize deferred gains of $1.5 million relating to the sale-leaseback transactions over the lease term.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for January 29, 2016 and January 30, 2015.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses were $8.2 million for the fiscal year ended January 29, 2016.  Advertising expenses were $6.2 million for the fiscal year ended January 30, 2015.  Advertising expenses were $4.4 million for the ten months ended January 31, 2014.

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

Comprehensive Income

Other comprehensive income (“OCI”) includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.  The following table sets forth the calculation of comprehensive income, net of tax effects, for the periods indicated (in thousands):

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Net (loss) income	$(241,226)	$5,502	$(12,485)

Unrealized losses on interest rate cash flow hedge, net of tax effects of $(102) in fiscal 2016, $(384) in fiscal 2015 and $(190) in transition fiscal 2014	(152)	(576)	(284)
Reclassification adjustment, net of tax effects of $658 in fiscal 2016, $647 in fiscal 2015 and $97 in transition fiscal 2014	988	969	145
Total unrealized gains (losses), net	836	393	(139)
Total comprehensive (loss) income	$(240,390)	$5,895	$(12,624)

Amounts in accumulated other comprehensive gain/loss as of January 29, 2016 and January 30, 2015 consisted of unrealized gains/losses on interest rate cash flow hedges. Reclassifications out of AOCI in fiscal 2016, fiscal 2015 and transition fiscal 2014 are presented in Note 7, “Derivative Financial Instruments.”

2.                                      New Authoritative Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement.” ASU 2015-15 clarifies the presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. For line-of-credit arrangements, an entity can continue to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These standards are effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The Company will adopt this standard in the first quarter of fiscal 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU revises an entity’s accounting on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease.  This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.                                      Goodwill and Other Intangible Assets and Liabilities

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities, and the amortization of finite lived intangible assets and liabilities (in thousands):

		January 29, 2016				January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$(91,973)	$—	$387,772	$479,745	$—	$479,745
Trade name		410,000	—	—	410,000	410,000	—	410,000
Total indefinite lived intangible assets		$889,745	$(91,973)	$—	$797,772	$889,745	$—	$889,745
Finite lived intangible assets:
Trademarks	16	$2,000	$(570)	$(405)	$1,025	$2,000	$(306)	$1,694
Bargain Wholesale customer relationships	8	20,000	—	(6,752)	13,248	20,000	(5,096)	14,904
Favorable leases	1 to 13	46,543	(566)	(17,008)	28,969	46,723	(13,010)	33,713
Total finite lived intangible assets		68,543	(1,136)	(24,165)	43,242	68,723	(18,412)	50,311
Total goodwill and other intangible assets		$958,288	$(93,109)	$(24,165)	$841,014	$958,468	$(18,412)	$940,056

	As of January 29, 2016
Estimated amortization of finite lived intangible assets (a) (b):	Trademarks	Bargain Wholesale Customer Relationships	Favorable Leases
FY 2017	$64	$1,656	$4,165
FY 2018	64	1,656	3,976
FY 2019	64	1,656	4,001
FY 2020	64	1,656	3,650
FY 2021	64	1,656	3,391
Thereafter	705	4,968	9,786
	$1,025	$13,248	$28,969

	As of January 29, 2016					As of January 30, 2015
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 14	$19,835	$(14,089)	$5,746	Unfavorable leases	1 to 15	$19,835	$(11,615)	$8,220

Estimated amortization of unfavorable leases (b):
FY 2017	$1,785
FY 2018	1,257
FY 2019	836
FY 2020	533
FY 2021	335
Thereafter	1,000
$5,746

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

The Company recorded a goodwill impairment charge of $120.0 million in the third quarter of fiscal 2016. The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $28.0 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $92.0 million. The reduction is due to a refinement of the estimates underlying the initial charge. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. In fiscal 2016, the Company recorded a favorable lease impairment charge of $0.6 million relating one store as part of selling, general and administrative expenses. In fiscal 2016, the Company recorded an impairment charge of $0.6 million relating to its trademarks as part of selling, general and administrative expenses.

4.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	January 29, 2016	January 30, 2015
Property and equipment
Land	$170,871	$176,506
Buildings	111,205	117,422
Buildings improvements	74,157	71,985
Leasehold improvements	192,405	176,895
Fixtures and equipment	194,671	148,851
Transportation equipment	11,835	12,685
Construction in progress	18,073	46,195

Total property and equipment	773,217	750,539
Less: accumulated depreciation and amortization	(230,647)	(169,519)

Property and equipment, net	$542,570	$581,020

As of January 29, 2016 and January 30, 2015, buildings include $24.6 million that represents the estimated fair market value of a building under a build-to-suit lease in which the Company is the deemed owner for accounting purposes. See Note 10, “Commitments and Contingencies.” As of January 29, 2016, land, buildings and building improvements include $8.8 million  relating to two sale-leaseback transactions completed in fiscal 2016 in which the Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed.  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

5.                                      Income Tax Provision

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 30, 2014
Current:
Federal	$(216)	$(1,289)	$(843)
State	(1,128)	676	1,349
Foreign	1	6	—
	(1,343)	(607)	506
Deferred - federal and state	33,285	4,212	(28,999)
Provision (benefit) for income taxes	$31,942	$3,605	$(28,493)

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	Year Ended		Year Ended		Ten Months Ended
	January 29, 2016		January 30, 2015		January 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$(73,275)	35.0%	$3,187	35.0%	$(14,342)	(35.0)%
State income taxes, net of federal income tax effect	16,533	(7.9)	790	8.7	(14,479)	(35.3)
Goodwill impairment	32,191	(15.4)	—	—	—	—
Valuation allowance	49,603	(23.7)	—	—	—	—
Effect of permanent differences	8,009	(3.8)	816	9.0	2,137	5.3
Welfare to work, and other job credits	(1,158)	0.5	(1,192)	(13.1)	(1,863)	(4.6)
Other	39	(0.0)	4	0.0	54	0.1
	$31,942	(15.3)%	$3,605	39.6%	$(28,493)	(69.5)%

The difference between the statutory rate of 35% and the effective tax rate for fiscal 2016 was driven primarily due to the tax effect of the non-deductible goodwill impairment charge and the establishment of a valuation allowance against deferred tax assets as discussed below.

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

The components of deferred tax assets and liabilities were as follows (in thousands):

	January 29, 2016	January 30, 2015
DEFERRED TAX ASSETS
Workers’ compensation	$32,692	$30,168
Uniform inventory capitalization	7,374	7,584
Leases	3,398	4,710
Stock-based compensation	1,263	1,651
Net operating loss carry-forwards	38,165	101
Inventory	746	1,818
Accrued liabilities	16,442	13,274
Amortization	17	27
Debt extinguishment	4,659	5,995
State taxes	9,962	1,507
Credits	28,572	24,746
Other	3,443	3,851

Total Gross Deferred Tax Assets	146,733	95,432
Less: Valuation Allowances	81,760	—

Total Net Deferred Tax Assets	64,973	95,432

DEFERRED TAX LIABILITIES
Depreciation	(28,782)	(24,192)
Intangibles	(193,999)	(197,016)
Prepaid expenses	(4,177)	(2,690)
Other	(1,060)	(629)

Total Deferred Tax Liabilities	(228,018)	(224,527)

Net Deferred Tax Liabilities	$(163,045)	$(129,095)

The Company assesses its ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, the Company concluded that it was more likely than not that the Company would not realize its deferred tax assets.  In the quarters prior to the recording of a valuation allowance in the second quarter of fiscal 2016, the Company weighed all available positive and negative evidence and determined that it was more likely than not that the deferred tax assets were fully realizable.  In fiscal 2016, the Company’s management had begun to take meaningful steps to focus on the operational execution of the initiatives launched in fiscal 2015, which were expected to drive performance improvements over the second and third quarters of fiscal 2016.  However, in the second quarter of fiscal 2016, the Company’s experienced (i) margin declines due to short-term sales promotions, (ii) delays in sales growth due to cannibalization from new store openings, (iii) increased inventory shrinkage from a buildup of inventory levels, and (iv) increases in support costs as a percentage of sales.  As a result of these second quarter of fiscal 2016 events, the Company decided to adjust merchandise pricing strategies, delay the pace of future store openings for the remainder of fiscal 2016, revise inventory shrinkage processes and establish selling, general and administrative cost control measures.  The Company concluded that until the performance issues identified in the second quarter of fiscal 2016 showed improvement, it was more likely than not that the Company would not realize its net deferred tax assets, and therefore the Company recorded a $31.7 million increase to provision for income taxes in order to establish a valuation allowance against such net deferred tax assets.

As of January 29, 2016, the valuation allowance increased to $81.8 million, which was primarily related to increase in losses incurred during fiscal 2016.

The Company will continue to evaluate all of the positive and negative evidence in future periods and will make a determination as to whether it is more likely than not that all or a portion of its deferred tax assets will be realized in such future periods. At such time as the Company determines that it is more likely than not that all or a portion of its deferred tax assets are realizable, the valuation allowance will be reduced or released in its entirety, and the corresponding benefit will be reflected in the Company’s tax provision. Deferred tax liabilities associated with indefinite-lived intangibles cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period when these assets are either sold or impaired for book purposes.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

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

As of January 29, 2016, the Company had federal and state net operating loss (“NOL”), which will expire between fiscal 2018 and fiscal 2036.  The Company’s credit carryforwards will expire between fiscal 2024 and fiscal 2036.  As of January 29, 2016 and January 30, 2015, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

6.                                      Debt

Short and long-term debt consists of the following (in thousands):

	January 29, 2016	January 30, 2015
ABL Facility agreement	$47,800	$57,000
First Lien Term Loan Facility agreement, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2019, with unpaid principal and accrued interest due January 13, 2019, net of unamortized OID of $4,724 and $5,606 as of January 29, 2016 and January 30, 2015, respectively	595,726	600,533
Senior Notes (unsecured) maturing December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000

Total debt	893,526	907,533
Less: current portion	6,138	6,138

Long-term debt, net of current portion	$887,388	$901,395

As of January 29, 2016 the scheduled maturities of debt for each of the five succeeding fiscal years are as follows (in thousands):

January 29, 2016

Future maturities	Maturities of Long-term Debt

FY 2017(a)	$53,938
FY 2018	6,138
FY 2019	587,724
FY 2020	250,000
Thereafter	—

Long-term debt, current and non-current	$897,800

(a)         Reflects planned maturity of $47.8 million under the ABL Facility on January 13, 2017, prior to amendment of the ABL Facility (as described below) that extended the maturity to April 8, 2021.

As of January 29, 2016 and January 30, 2015, the current and non-current net deferred financing costs are as follows (in thousands):

	January 29, 2016	January 30, 2015
Deferred financing costs	Net Amount	Net Amount

ABL Facility	$916	$1,196
First Lien Term Loan Facility	4,387	5,754
Senior Notes	7,158	8,513
Total deferred financing costs	$12,461	$15,463

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

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct or indirect 100% owned domestic subsidiaries (with customary exceptions, including immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors, including a first priority pledge of all of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors and a first priority security interest in certain other fixed assets, and a second priority security interest in certain current assets.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of January 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

On April 4, 2012, the Company amended the terms of the First Lien Term Loan Facility (the “First Amendment”) and incurred related refinancing costs of $11.2 million.  The First Amendment, among other things, (i) decreased the applicable margin from LIBOR plus 5.50% (or Base Rate plus 4.50%) to LIBOR plus 4.00% (or Base Rate plus 3.00%) and (ii) decreased the LIBOR floor from 1.50% to 1.25%.

On October 8, 2013, the Company entered into the Second Amendment, which among other things, (i) provided $100.0 million of additional term loans as described above, (ii) decreased the applicable margin from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and (iii) decreased the LIBOR floor from 1.25% to 1.00%.  Upon the occurrence of the Second Amendment, the Company’s obligation to make scheduled quarterly payments on the Term Loans was increased to require the Company to make scheduled quarterly payments each equal to 0.25% of the amended principal amount of the Term Loans (approximately $1.5 million).

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

As of January 29, 2016 and January 30, 2015, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 29, 2016 and January 30, 2015 amount outstanding under the First Lien Term Loan Facility was $595.7 million and $600.5 million, respectively.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. There was no Excess Cash Flow payment required for fiscal 2016, fiscal 2015 or transition fiscal 2014.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including 99 Cents Texas) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of January 29, 2016, the Company was in compliance with the terms of the First Lien Term Loan Facility.

During the first quarter of fiscal 2013, the Company entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.    See Note 7, “Derivative Financial Instruments” for more information on the Company’s interest rate swap agreement.

ABL Facility

The ABL Facility initially was to mature on January 13, 2017 and provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations. Subject to certain conditions, the Company could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors, including a first priority security interest in certain current assets, and a second priority pledge of all of the Company’s equity interests and the equity interest of the Credit Facilities Guarantors and a second priority security interest in certain other fixed assets.

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (1.75% as of January 29, 2016) or (ii) the determined Base Rate plus an applicable margin to be determined (0.75% at January 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.  The weighted average interest rate for borrowings under the ABL Facility was 2.53% as of January 29, 2016 and 1.99% as of January 30, 2015.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 29, 2016 and January 30, 2015).  The Company must also pay customary letter of credit fees and agency fees.

As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million as of January 29, 2016, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 (the “Fourth Amendment”) that decreased commitments available under the ABL Facility by $25.0 million.   As of January 30, 2015, borrowings under the ABL Facility were $57.0 million, outstanding letters of credit were $2.5 million, and availability under the ABL Facility subject to the borrowing base, was $115.5 million.

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

On October 8, 2013, the ABL Facility was amended to, among other things, modify the provision restricting the Company’s ability to make dividend and other payments.  Such payments are subject to achievement of Excess Availability (as defined in the agreement governing the ABL Facility) and a ratio of EBITDA (as defined in the agreement governing the ABL Facility) to fixed charges.

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

In addition, the amendment to the ABL Facility (i) modified certain springing covenants triggered by reference to excess availability under the ABL Facility agreement so that, from August 24, 2015 to April 30, 2016, the occurrence of any such excess availability trigger is determined solely by reference to the available borrowing base under the ABL Facility rather than by reference to the lesser of the available borrowing base and the available aggregate commitments under the ABL Facility, (ii) increased the inventory advance rate during such period for purposes of calculating the borrowing base from 90% to 92.5%, (iii) provided for certain additional inspection rights by the administrative agent if there is a material increase in the amount of inventory that is not eligible inventory for purposes of the borrowing base and (iv) provided for certain additional technical waivers and amendments in order to effect the foregoing.

As of January 29, 2016, the Company was in compliance with the terms of the ABL Facility.

On April 8, 2016, the Company amended its ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  The initial applicable margin for borrowings under the ABL Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

In addition, the Fourth Amendment (i) reduced the incremental revolving commitment capacity from $50.0 million to $25.0 million, but provides that any such incremental revolving commitment may take the form of a “last-out” term loan, (ii) added restrictions on certain negative covenants in respect of investments, restricted payments and prepayments of indebtedness, including the First Lien Term Loan Facility and the Senior Notes, in each case, until the occurrence of Term/Notes Refinancing Date, (iii) reduced the letter of credit sublimit from $50.0 million to $45.0 million and (iv) provided for certain additional technical waivers and amendments in order to effect the foregoing.

The Company paid amendment fees of $4.6 million to lenders under the ABL Facility.

Senior Notes

On December 29, 2011, the Company issued $250.0 million aggregate principal amount of 11% Senior Notes that mature on December 15, 2019 (the “Senior Notes”).  The Senior Notes are guaranteed by the same subsidiaries that guarantee the Credit Facilities (the “Subsidiary Guarantors”).

Pursuant to the terms of the indenture governing the Senior Notes (the “Indenture”), the Company may redeem all or a part of the Senior Notes at certain redemption prices that vary based on the date of redemption.  The Company is not required to make any mandatory redemptions or sinking fund payments, and may at any time or from time to time purchase notes in the open market.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 29, 2016, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	Year Ended January 29, 2016	Year Ended January 30, 2015	Ten Months Ended January 31, 2014

First lien term loan facility	$28,855	$29,233	$23,367
ABL facility	2,446	1,360	759
Senior notes	27,500	27,500	22,993
Amortization of deferred financing costs and OID	4,821	4,344	3,681
Other interest expense	2,031	297	20
Interest expense	$65,653	$62,734	$50,820

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

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at January 29, 2016. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the interest rate swap agreement is estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 8, “Fair Value of Financial Instruments”). The fair value of Mr. Covert’s transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 8, “Fair Value of Financial Instruments”).  A summary of the recorded amounts included in the consolidated balance sheet is as follows (in thousands):

	January 29, 2016	January 30, 2015

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$569	$1,591
Interest rate swap (included in other liabilities)	$—	$596
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$162	$998
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$1,033	$—
Transition payments (included in other liabilities)	$172	$—

A summary of recorded amounts included in the consolidated statements of comprehensive income (loss) is as follows (in thousands):

	Year Ended	Year Ended	Ten Months Ended
	January 29 , 2016	January 30, 2015	January 31 2014
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$152	$576	$284
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$988	$969	$145
(Gain) loss related to ineffective portion of derivative recognized in interest expense	$(244)	$(112)	$(150)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$1,445	$—	$—

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

The Company uses the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 29, 2016:

	January 29, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$709	$709	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$569	$—	$569	$—
Other current liabilities — transition payments	$1,033	$—	$—	$1,033
Other long-term liabilities — transition payments	$172	$—	$—	$172
Other long-term liabilities — deferred compensation	$709	$709	$—	$—

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

Level 3 measurements include transition payments to Mr. Covert (See Note 7, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2016.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 30, 2015:

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

There were no Level 3 assets or liabilities as of January 30, 2015.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2015.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

Transition Payments	Year Ended January 29, 2016	Year Ended January 30, 2015	Ten Months Ended January 31, 2014
Description
Beginning balance	$—	$—	$—
Transfers in and/or out of Level 3	—	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	(1,445)	—	—
Included in other comprehensive loss	—	—	—
Purchases, redemptions and settlements:
Settlements	240	—	—
Ending balance	$(1,205)	$—	$—

Total amount of unrealized gains (losses) for the period included in earnings relating to liabilities held at the reporting period	$(1,205)	$—	$—

(1)                                 Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The fair value of the First Lien Term Loan Facility was estimated at $393.0 million, or $207.0 million lower than its carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility approximated its carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $103.1 million, or $146.9 million lower than the carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $264.7 million, or $14.7 million greater than the carrying value, as of January 30, 2015, based on quoted market prices of the debt (Level 1 inputs).

See Note 6, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In fiscal 2016, the Company recorded a goodwill impairment charge of $92.0 million. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (Level 3 inputs).  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” In fiscal 2016, the Company recorded an impairment charge of $0.6 million relating to its trademarks, primarily as a result of change in merchandising strategy and resulting lower projected cash flows than previously estimated. The fair value measurements used in these impairment evaluations were based on relief from royalty method using unobservable inputs (Level 3).  See Note 2, “Goodwill and Other Intangible Assets and Liabilities.”

During fiscal 2016, due to the underperformance of two stores in Texas and one store in California, the Company concluded that the carrying value of the long-lived assets relating to such stores were not recoverable and accordingly recorded an asset impairment charge of $0.8 million.  The remaining net book value of assets measured at fair value was $0.3 million.  During fiscal 2016, the Company also recorded impairment charges of $0.2 million related to equipment and fixtures that will be disposed of and for which the Company concluded the fair value was zero. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3).

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

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In transition fiscal 2014, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million. In fiscal 2015, the Company did not reimburse affiliates of the Sponsors for any expenses.  In fiscal 2016, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.4 million. The Sponsors provided no services to us during fiscal 2016 or fiscal 2015.

Parent Stock Purchase Agreements

In March 2015, in connection with Mr. Michael Kvitko’s resignation as Executive Vice President and Chief Merchandising Officer of the Company and all positions held at Parent, Parent purchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko, for an aggregate consideration of $0.4 million.

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

In April 2014, in connection with Mr. Rick Anicetti’s service as Interim Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with From One to Many Leadership Consulting, LLC.  From One to Many Leadership Consulting, LLC is wholly owned by, and employs, Mr. Anicetti.  Pursuant to the terms of this agreement, Mr. Anicetti purchased an aggregate 354 shares of Class A Common Stock and 354 shares of Class B Common Stock for an aggregate purchase price of $0.5 million.  Mr. Anicetti resigned as a member of the Parent Board on September 1, 2015.

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

In September 2013, in connection with Mr. Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, Parent entered into a Stock Purchase Agreement with Avenue of the Stars Investments LLC, a Delaware limited liability company (“Avenue of the Stars Investments”).  Mr. Gonthier is the manager of Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments.  Pursuant to the terms of this agreement, Mr. Gonthier purchased an aggregate 4,922 shares of Class A Common Stock and 4,922 shares of Class B Common Stock for an aggregate purchase price of $6.0 million.  Mr. Gonthier resigned as President and Chief Executive Officer of the Company and all positions, including as a director, with Parent and each of its subsidiaries effective May 25, 2015.

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

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of January 30, 2015 these affiliates held approximately $1.4 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan Facility.

Senior Notes

Various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million as of January 29, 2016 aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 6, “Debt”.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease and four locations classified as financing leases) expiring at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in fiscal 2016 were $97.5 million, of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2016.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in fiscal 2015 were $85.5 million, of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2015.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in transition fiscal 2014 were $60.8 million, of which $0.2 million was paid as percentage rent, based on sales volume for transition fiscal 2014.  Sub-lease income earned in fiscal 2016, fiscal 2015 and transition fiscal 2014 was $0.4 million, $0.5 million and $0.4 million, respectively.

As of January 29, 2016, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable leases was as follows (amounts in thousands):

Fiscal Year:	Operating leases	Financing leases	Capital lease	Future Minimum Sub-lease Income

2017	$75,631	$2,661	$106	$297
2018	68,994	2,811	—	183
2019	63,031	2,679	—	187
2020	54,404	2,842	—	62
2021	44,655	3,391	—	—
Thereafter	175,434	34,274	—	—
Future minimum lease payments	$482,149	$48,658	$106	$729

Less amount representing interest		(21,809)	(4)
Unamortized balance of financing obligations at end of lease term		8,855	—
Total capital and financing obligations		$35,704	$102

The capital lease relates to a building for one of the Company’s retail stores.  The gross asset amount recorded under the capital lease was $0.3 million as of each of January 29, 2016 and January 30, 2015.  Accumulated depreciation was $0.3 million as of January 29, 2016 and $0.2 million as January 30, 2015.

Two of the financing leases relate to sale-leaseback transactions in fiscal 2016 in which the Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed with the financing obligations equal to the amount of proceeds received.  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”

As of January 29, 2016, the Company has also recorded a financing lease obligation and related construction in progress for one store.  The Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance.  The Company believes it will have “continuing involvement,” which will preclude the de-recognition of the asset and the financing obligations from the consolidated balance sheet when construction is complete.  As of January 29, 2016, the Company has recorded an asset of $1.0 million, representing the amount of construction in progress, and a financing lease obligation of $0.6 million recorded as a component of non-current liabilities.

In May 2014, the Company entered into a lease agreement for office and warehouse space in the City of Commerce, California that expires in February 2030.  In order for the leased space to meet the Company’s operating specifications, both the landlord and the Company would make structural changes to the property, and as a result, the Company concluded that it was the “deemed owner” of the construction project (for accounting purposes) during the construction period. Accordingly, the Company recorded an asset representing the estimated fair market value of the building (a Level 2 measurement) and a corresponding construction financing obligation.  Upon completion of construction, the Company evaluated the de-recognition of the asset and liability under sale-leaseback accounting guidance.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the asset from the consolidated balance sheet when construction was complete.

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

In transition fiscal 2014, the Company experienced a significant increase in the severity of its open claims, the majority of which are litigated.  As a result of the increase in severity of open claims, the Company significantly increased its workers’ compensation liability reserves in the third quarter of transition fiscal 2014.  In the fourth quarter of fiscal 2016, the Company increased worker’s compensation liability reserve by $7.2 million, primarily as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  As of January 29, 2016 and January 30, 2015, the Company had recorded a liability of $76.3 million and $70.4 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of January 29, 2016 and January 30, 2015 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  At January 29, 2016 and January 30, 2015, the Company had recorded a liability of $0.4 million and $0.5 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

The following table summarizes the changes in the reserves for self-insurance for the periods indicated (in thousands):

	Workers’ Compensation	Health Insurance
Balance as of 3/30/13	$39,498	$516

Claims Payments	$(19,850)	$(5,624)
Reserve Accruals	54,270	5,708
Balance as of 1/31/14	$73,918	$600

Claims Payments	$(29,105)	$(6,664)
Reserve Accruals	25,678	6,521
Balance as of 1/30/15	$70,491	$457

Claims Payments	$(29,740)	$(6,081)
Reserve Accruals	35,638	6,047
Balance as of 1/29/16	$76,389	$423

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the Complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling, and litigation is expected to resume on or around May 16, 2016, when the matter is set for a non-appearance case review.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery has resumed and plaintiff’s motion for class certification was filed on April 13, 2016.  The Company’s opposition is due on June 13, 2016. Following the close of briefing, there is a further status conference set for August 8, 2016, at which the Court will set a class certification hearing date.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court and will be consolidated with the Barriga action.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

Environmental Matters

People of the State of California v. 99 Cents Only Stores LLC.  This is a hazardous waste enforcement action that was brought by the San Joaquin District Attorney and a number of other public prosecutors against the Company alleging that the Company had violated hazardous waste statutory and regulatory requirements at its retail stores in California.  The Company settled this case through the entry of a stipulated judgment in December 2014 which contained injunctive relief requiring the Company to comply with applicable hazardous waste requirements at its California retail stores. During a March 2015 inspection of a recently-opened store in Sonora, Tuolumne County inspectors identified a number of alleged hazardous waste violations.  On June 29, 2015, the District Attorney informed the Company that these alleged violations had been referred to their office and asked that the Company meet with them to discuss the alleged violations.  Since that time, the Company has been working cooperatively with the District Attorney to provide information regarding the alleged violations.  The District Attorney has demanded that the Company pay $187,500 to resolve this matter and to agree to additional injunctive relief in the existing settlement.  The Company is now engaged in negotiations with the District Attorney seeking to resolve the District Attorney’s demands.

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

11.                               Stock-Based Compensation Plans

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the Parent Board adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of January 29, 2016, options for 69,585 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence.  These options are accounted for as equity-based awards.  The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 23,085 of time-based employee options outstanding as of January 29, 2016.

In the first quarter of fiscal 2016, 1,250 options were granted to Mr. Brad Lukow, the Company’s now-former Chief Financial Officer, that would have vested subject to the Company’s and Parent’s achievement of performance hurdles.  The Company deferred recognition of the stock-based compensation expense for these performance-based options until it was probable that that the performance hurdles would be achieved.  The fair value of these performance-based options was estimated at the date of grant using a Monte Carlo simulation method.  These performance-based options were forfeited in the second quarter of fiscal 2016 in connection with Mr. Lukow’s resignation.

In the fourth quarter of fiscal 2016, 5,000 options were granted to the Company’s new Chief Merchandising Officer of the Company and Parent, which will vest based on the achievement of certain performance targets.  The Company has deferred recognition of the stock-based compensation expense for these performance-based stock options due to repurchase rights and transfer restrictions included in the terms of the award.  The nature of the repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence.  Additionally, the Company has deferred recognition of the stock-based compensation expense for these performance-based options until it is probable that the performance targets will be achieved.  The fair value of these performance-based options was estimated at the date of grant using the Black-Scholes pricing model.

Director Option Grants

Options granted to certain executives and board members generally become exercisable over a three, four or five year service period and have terms of ten years from date of the grant.  Options granted to these board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.

Chief Financial Officer Equity Awards

In October 2015, the Company entered into an employment agreement with Felicia Thornton as the Chief Financial Officer and Treasurer of each of the Company and Parent. In connection with this agreement, Ms. Thornton was granted options to purchase 10,000 shares of Class A and Class B Common Stock of Parent.  One-half of the options vest on each of the first four anniversaries of Ms. Thornton’s start date, and the other half of the options vest based on the achievement of certain performance targets. Options granted to Ms. Thornton contain repurchase rights as described above that would allow the Parent to repurchase these options at less than fair value, except that repurchase rights at less than fair value in the case of voluntary resignation without good reason lapse after November 2, 2017.

The Company records stock-based compensation for the time-based options in accordance with the four year vesting period.  The Company has deferred recognition of the stock-based compensation expense for the performance-based options until it is probable that the performance targets will be achieved and repurchase goes away.  The time-based and performance-based options are accounted for as equity awards.  The fair value of these time-based and performance-based options was estimated at the date of grant using the Black-Scholes pricing model.

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

The Company has deferred recognition of the stock-based compensation expense for these time-based and performance-based stock options due to repurchase rights and transfer restrictions included in terms of the award. The nature of the repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved.  The fair value of the grant with an exercise price of $1,000 per share was estimated at the date of grant using a binomial model.  The fair value of the other grant was estimated at the date of grant using a Monte Carlo simulation method.

Former Chief Executive Officer Equity Awards

On October 9, 2013, in connection with Stéphane Gonthier’s employment as President and Chief Executive Officer of the Company and Parent, the Compensation Committee of the Parent Board granted to Mr. Gonthier stock options to purchase an aggregate of 21,505 shares of each of the Class A and Class B Common Stock.  Subject to the continued employment of Mr. Gonthier, (a) 75% of the options would have vested according to a timetable of 30% on the first anniversary of the grant date, 20% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date and (b) 25% of these options would have vested subject to the Company’s and Parent’s achievement of performance hurdles.  These options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.

On May 25, 2015, Mr. Gonthier resigned from his positions as a director and as the President and Chief Executive Officer of the Company, Parent, and each of the Company’s subsidiaries. Twenty percent of the options to purchase common stock of Parent held by Mr. Gonthier that are subject to time-based vesting accelerated and vested as of the date of Mr. Gonthier’s resignation.  All of Mr. Gonthier’s time-based options were forfeited (including those options which accelerated and vested as of the date of Mr. Gonthier’s resignation) on August 24, 2015.  All of Mr. Gonthier’s performance-based options were forfeited on November 21, 2015.

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

Former Executive Put Rights

Pursuant to the employment agreements between the Company and each of Eric Schiffer, Jeff Gold and Howard Gold, in connection with their separation from the Company, for a period of one year following such separation, each executive had a right to require Parent to repurchase the shares of Class A and Class B Common Stock owned by such executive (a “put right”) at the greater of (i) $1,000 per combined share of Class A and Class B Common Stock less any distributions made with respect to such shares and (ii) the fair market value of such shares as of the date the executive exercised the put right.  The put right applied to the lesser of (i) 20,000 shares of each of Class A and Class B Common Stock and (ii) $12.5 million in value (unless Parent agreed to purchase a higher value).  If exercising the put right was prohibited (e.g., under the First Lien Term Loan Facility, the ABL Facility and the Indenture), then the put right would have been extended up to three additional years until Parent was no longer prohibited from repurchasing the shares.  If, during the four years following termination, Parent was at no time able to make the required payments, the put right would have expired and deemed unexercised.  For payout after the first year, the put right was only at the fair market value as of the date the exercising the put right.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During fiscal 2016, the Company recorded stock-based compensation expense of $1.5 million.  The income tax benefit was $0.2 million for fiscal 2016.  During fiscal 2015, the Company recorded stock-based compensation expense of $2.8 million.  The income tax benefit was $1.1 million for fiscal 2015.  During transition fiscal 2014, as result of a decrease in the fair value of former executive put rights, the Company recorded negative stock-based compensation expense of $(4.8) million.  The income tax charge was $3.9 million for transition fiscal 2014.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended	Year Ended	Ten Months Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Weighted-average fair value of options granted	$373.35	$506.47	$486.95
Risk free interest rate	1.92%	2.12%	1.78%
Expected life (in years)	6.62	6.48	6.28
Expected stock price volatility	42.1%	35.0%	39.2%
Expected dividend yield	None	None	None

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

The fair value of performance-based options was estimated at the date of grant using a Monte Carlo simulation method by a third-party valuation firm.   Key assumptions used include those described above for determining the fair value of options with service-based conditions only and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be. The simulations and resulting distributions will give a statistically acceptable range of future stock prices. The Company also has to assume a time horizon to when the performance conditions of the options will be met.

The fair value of the grant to the current President and Chief Executive Officer of the Company and Parent that have an exercise price equal to $750 per share plus the amount by which the fair market value of the underlying share exceeds $1,000 on the date of exercise was valued using a third-party valuation firm that used a binomial model to capture early exercise behaviors.  The binomial model captures the optimal exercise timing as a function of the future stock price over the full contractual life of the options.  Other key assumptions used include those described above for determining the fair value of options with service-based conditions.  The Company also has to assume a time horizon to when the performance conditions of the options will be met.  The fair value of the grant to the current President and Chief Executive Officer of the Company and Parent that have an exercise price equal to $1,000 per share was valued by a third-party valuation firm using a Monte Carlo simulation method.  Key assumptions used include those described above for determining the fair value of options with service-based conditions and in addition the simulation utilizes a range of possible future stock values to construct a distribution of where future stock prices might be relative to the assumed exercise threshold.  The simulations and resulting distributions will give a statistically acceptable range of future stock prices.  The expected life of an option is derived from the Monte Carlo simulation model, and is based on several factors, including the contract life, exercise factor and volatility.  The Company also has to assume a time horizon to when the performance targets of the options will be met.

As of January 29, 2016, there were $19.1 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.  During fiscal 2016, 8,623 options vested and the fair value of these vested options was $4.0 million.  During fiscal 2015, 8,226 options vested and the fair value of these vested options was $3.8 million. During transition fiscal 2014, 1,139 options vested and the fair value of these vested options was $0.4 million. The aggregate pre-tax intrinsic value of options exercised in fiscal 2016 was $0.1 million.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2015 was less than $0.1 million. No options were exercised during transition fiscal 2014.

The following summarizes stock option activity during the year ended January 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Year)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	48,130	$1,171
Granted	57,050	$876
Exercised	(660)	$1,000
Cancelled	(34,935)	$1,213
Outstanding at the end of the period	69,585	$910	9.1	$—
Exercisable at the end of the period	7,441	$1,076	6.8	$—
Exercisable and expected to vest at the end of the period	41,896	$928	8.7	$—

The following table summarizes the stock awards available for grant under the 2012 Plan as of January 29, 2016:

Number of Shares
Available for grant as of January 30, 2015	36,840
Authorized	—
Granted	(57,050)
Cancelled	34,935
Available for grant at January 29, 2016	14,725

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

13.                               Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed $2.0 million, $1.9 million and $1.6 million during fiscal year 2016, fiscal year 2015 and transition fiscal 2014. The Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  The assets and liabilities of a rabbi trust are accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term assets were $0.7 million and $0.7 million as of January 29, 2016 and January 30, 2015, respectively.

14.                               Assets Held for Sale

Assets held for sale as of January 29, 2016 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with a total carrying value of $2.3 million.  Assets held for sale as of January 30, 2015 consisted of vacant land in Rancho Mirage, California and property containing land and a building in Pasadena-Shaver, Texas with a total carrying value of $3.1 million.

In April 2015, the Company completed the sale of the property in Pasadena-Shaver, Texas and received net proceeds of $1.4 million.  The carrying value of the Pasadena-Shaver property was $1.4 million.

In September 2015, the Company completed the sale of a cold storage distribution center in City of Commerce, California and received net proceeds of $11.8 million.  The carrying value of the cold storage distribution center was $6.5 million. The gain on the sale is recorded as part of selling, general and administrative expenses.

15.                               Other Current Assets and Other Accrued Expenses

Other current assets as of January 29, 2016 and January 30, 2015 are as follows (in thousands):

	January 29, 2016	January 30, 2015
Prepaid expenses	$13,317	$13,231
Other	5,286	5,808
Total other current assets	$18,603	$19,039

Other accrued expenses as of January 29, 2016 and January 30, 2015 are as follows (in thousands):

	January 29, 2015	January 30, 2015
Accrued interest	$6,875	$8,363
Accrued occupancy costs	11,433	11,766
Accrued legal reserves and fees	8,371	6,006
Accrued interest swap	569	1,591
Accrued California Redemption Value	2,225	951
Other	11,991	11,491
Total other accrued expenses	$41,464	$40,168

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

As of January 29, 2016 and January 30, 2015, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,266	$1,009	$37	$—	$2,312
Accounts receivable, net	1,568	106	—	—	1,674
Income taxes receivable	3,665	—	—	—	3,665
Deferred income taxes	16,633	—	—	—	16,633
Inventories, net	171,691	24,960	—	—	196,651
Assets held for sale	2,308	—	—	—	2,308
Other	17,296	1,294	13	—	18,603
Total current assets	214,427	27,369	50	—	241,846
Property and equipment, net	484,764	57,780	26	—	542,570
Deferred financing costs, net	12,461	—	—	—	12,461
Equity investments and advances to subsidiaries	604,542	527,905	1,836	(1,134,283)	—
Intangible assets, net	451,245	1,997	—	—	453,242
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	6,932	379	8	—	7,319
Total assets	$2,162,143	$615,430	$1,920	$(1,134,283)	$1,645,210

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,313	$4,884	$—	$—	$79,197
Intercompany payable	528,767	545,012	2,381	(1,076,160)	—
Payroll and payroll-related	17,024	1,397	—	—	18,421
Sales tax	12,801	513	—	—	13,314
Other accrued expenses	38,714	2,718	32	—	41,464
Workers’ compensation	76,314	75	—	—	76,389
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	989	—	—	—	989
Total current liabilities	755,060	554,599	2,413	(1,076,160)	235,912
Long-term debt, net of current portion	887,388	—	—	—	887,388
Unfavorable lease commitments, net	5,702	44	—	—	5,746
Deferred rent	25,218	2,168	3	—	27,389
Deferred compensation liability	709	—	—	—	709
Capital and financing lease obligation, net of current portion	34,817	—	—	—	34,817
Long-term deferred income taxes	179,678	—	—	—	179,678
Other liabilities	5,118	—	—	—	5,118
Total liabilities	1,893,690	556,811	2,416	(1,076,160)	1,376,757

Member’s Equity:
Member units	550,226	—	1	(1)	550,226
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(262,411)	(41,324)	(497)	41,821	(262,411)
Other comprehensive loss	(162)	—	—	—	(162)
Total equity	268,453	58,619	(496)	(58,123)	268,453
Total liabilities and equity	$2,162,143	$615,430	$1,920	$(1,134,283)	$1,645,210

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$11,333	$1,097	$33	$—	$12,463
Accounts receivable, net	1,844	110	—	—	1,954
Income taxes receivable	10,911	—	—	—	10,911
Deferred income taxes	41,583	—	—	—	41,583
Inventories, net	263,284	32,756	—	—	296,040
Assets held for sale	1,680	1,414	—	—	3,094
Other	18,023	1,005	11	—	19,039
Total current assets	348,658	36,382	44	—	385,084
Property and equipment, net	517,739	63,251	30	—	581,020
Deferred financing costs, net	15,463	—	—	—	15,463
Equity investments and advances to subsidiaries	451,053	357,842	—	(808,895)	—
Intangible assets, net	458,043	2,268	—	—	460,311
Goodwill	479,745	—	—	—	479,745
Deposits and other assets	7,040	503	—	—	7,543
Total assets	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$136,884	$2,403	$—	$—	$139,287
Intercompany payable	357,909	377,382	567	(735,858)	—
Payroll and payroll-related	18,489	1,515	—	—	20,004
Sales tax	13,562	525	—	—	14,087
Other accrued expenses	37,756	2,375	37	—	40,168
Workers’ compensation	70,416	75	—	—	70,491
Short-term debt and current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	380	—	—	—	380
Total current liabilities	641,534	384,275	604	(735,858)	290,555
Long-term debt, net of current portion	901,395	—	—	—	901,395
Unfavorable lease commitments, net	8,103	117	—	—	8,220
Deferred rent	21,006	2,287	—	—	23,293
Deferred compensation liability	724	—	—	—	724
Capital and financing lease obligation, net of current portion	24,681	—	—	—	24,681
Long-term deferred income taxes	170,678	—	—	—	170,678
Other liabilities	1,868	—	—	—	1,868
Total liabilities	1,769,989	386,679	604	(735,858)	1,421,414

Member’s Equity:
Member units	549,135	—	1	(1)	549,135
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(21,185)	(26,376)	(531)	26,907	(21,185)
Other comprehensive loss	(998)	—	—	—	(998)
Total equity	507,752	73,567	(530)	(73,037)	507,752
Total liabilities and equity	$2,277,741	$460,246	$74	$(808,895)	$1,929,166

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 29, 2016

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,827,058	$176,937	$751	$(751)	$2,003,995
Cost of sales	1,303,576	138,055	—	—	1,441,631
Gross profit	523,482	38,882	751	(751)	562,364
Selling, general and administrative expenses	560,231	53,830	716	(751)	614,026
Goodwill impairment	91,973	—	—	—	91,973
Operating (loss) income	(128,722)	(14,948)	35	—	(143,635)
Other (income) expense:
Interest income	(4)	—	—	—	(4)
Interest expense	65,653	—	—	—	65,653
Equity in (earnings) loss of subsidiaries	14,914	—	—	(14,914)	—
Total other expense, net	80,563	—	—	(14,914)	65,649
(Loss) income before provision for income taxes	(209,285)	(14,948)	35	14,914	(209,284)
Provision for income taxes	31,941	—	1	—	31,942
Net (loss) income	$(241,226)	$(14,948)	$34	$14,914	$(241,226)
Comprehensive (loss) income	$(240,390)	$(14,948)	$34	$14,914	$(240,390)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,746,916	$180,033	$—	$—	$1,926,949
Cost of sales	1,169,431	139,418	—	—	1,308,849
Gross profit	577,485	40,615	—	—	618,100
Selling, general and administrative expenses	494,147	51,587	525	—	546,259
Operating income (loss)	83,338	(10,972)	(525)	—	71,841
Other (income) expense:
Interest expense	62,734	—	—	—	62,734
Equity in loss of subsidiaries	11,503	—	—	(11,503)	—
Total other expense, net	74,237	—	—	(11,503)	62,734
Income (loss) before provision for income taxes	9,101	(10,972)	(525)	11,503	9,107
Provision for income taxes	3,599	—	6	—	3,605
Net income (loss)	$5,502	$(10,972)	$(531)	$11,503	$5,502
Comprehensive income (loss)	$5,895	$(10,972)	$(531)	$11,503	$5,895

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Ten Months Ended January 31, 2014

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,394,131	$134,612	$—	$1,528,743
Cost of sales	932,841	100,236	—	1,033,077
Gross profit	461,290	34,376	—	495,666
Selling, general and administrative expenses	438,405	43,044	—	481,449
Operating income (loss)	22,885	(8,668)	—	14,217
Other (income) expense:
Interest income	(16)	—	—	(16)
Interest expense	50,820	—	—	50,820
Equity in loss of subsidiaries	8,668	—	(8,668)	—
Loss on extinguishment of debt	4,391	—	—	4,391
Total other expense, net	63,863	—	(8,668)	55,195
Loss before provision for income taxes	(40,978)	(8,668)	8,668	(40,978)
Benefit for income taxes	(28,493)	—	—	(28,493)
Net loss	$(12,485)	$(8,668)	$8,668	$(12,485)
Comprehensive loss	$(12,624)	$(8,668)	$8,668	$(12,624)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$31,091	$559	$7	$—	$31,657

Cash flows from investing activities:
Purchases of property and equipment	(63,817)	(2,130)	(3)	—	(65,950)
Proceeds from sales of property and fixed assets	29,953	1,483	—	—	31,436
Net cash used in investing activities	(33,864)	(647)	(3)	—	(34,514)

Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	471,350	—	—	—	471,350
Payments under revolving credit facility	(480,550)	—	—	—	(480,550)
Payments of debt issuance costs	(487)	—	—	—	(487)
Proceeds from financing lease obligations	9,359	—	—	—	9,359
Payments of capital and financing lease obligations	(381)	—	—	—	(381)
Payments to repurchase stock options of Number Holdings, Inc	(390)	—	—	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—	—	(57)
Net cash used in financing activities	(7,294)	—	—	—	(7,294)
Net (decrease) increase in cash	(10,067)	(88)	4	—	(10,151)
Cash — beginning of period	11,333	1,097	33	—	12,463
Cash — end of period	$1,266	$1,009	$37	$—	$2,312

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,239	$9,970	$62	$—	$38,271

Cash flows from investing activities:
Purchases of property and equipment	(101,357)	(10,000)	(30)	—	(111,387)
Proceeds from sale of fixed assets	31	8	—	—	39
Investment in subsidiary	(1)	—	—	1	—

Net cash used in investing activities	(101,327)	(9,992)	(30)	1	(111,348)

Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	305,500	—	—	—	305,500
Payments under revolving credit facility	(248,500)	—	—	—	(248,500)
Payments of capital lease obligation	(88)	—	—	—	(88)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—	—	—	(76)
Capital contributions	—	—	1	(1)	—

Net cash provided by financing activities	50,698	—	1	(1)	50,698

Net (decrease) increase in cash	(22,390)	(22)	33	—	(22,379)
Cash — beginning of period	33,723	1,119	—	—	34,842

Cash - end of period	$11,333	$1,097	$33	$—	$12,463

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ten Months Ended January 31, 2014

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$69,651	$10,795	$478	$80,924

Cash flows from investing activities:
Purchases of property and equipment	(52,280)	(9,810)	—	(62,090)
Proceeds from sale of fixed assets	1,452	21	—	1,473

Net cash used in investing activities	(50,828)	(9,789)	—	(60,617)

Cash flows from financing activities:
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	(19,200)
Dividend paid	(95,512)	—	—	(95,512)
Payments of debt	(6,174)	—	—	(6,174)
Payments of debt issuance costs	(2,343)	—	—	(2,343)
Payments of capital lease obligation	(69)	—	—	(69)
Payments to repurchase stock options of Number Holdings, Inc.	(7,781)	—	—	(7,781)
Proceeds from debt	100,000	—	—	100,000
Excess tax benefit from stock-based payment arrangements	138	—	—	138

Net cash used in financing activities	(30,941)	—	—	(30,941)

Net (decrease) increase in cash	(12,118)	1,006	478	(10,634)
Cash — beginning of period	45,841	113	(478)	45,476

Cash - end of period	$33,723	$1,119	$—	$34,842

17.                               Subsequent Events

On April 8, 2016, the Company amended its ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  The initial applicable margin for borrowings under the ABL Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

In addition, the Fourth Amendment (i) reduced the incremental revolving commitment capacity from $50.0 million to $25.0 million, but provides that any such incremental revolving commitment may take the form of a “last-out” term loan, (ii) added restrictions on certain negative covenants in respect of investments, restricted payments and prepayments of indebtedness, including the First Lien Term Loan Facility and the Senior Notes, in each case, until the occurrence of Term/Notes Refinancing Date, (iii) reduced the letter of credit sublimit from $50.0 million to $45.0 million and (iv) provided for certain additional technical waivers and amendments in order to effect the foregoing.

The Company paid amendment fees of $4.6 million to lenders under the ABL Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of January 29, 2016.

Material Weakness in Internal Control Over Financial Reporting; Remediation Plan

Deferred Income Taxes

During the fourth quarter of fiscal 2016, we identified a material weakness in our internal controls over financial reporting related to our accounting for deferred income taxes.  Specifically, we did not design and maintain effective controls to identify items within the deferred tax balances that could be materially incorrect. We did not provide appropriate oversight of our third-party preparer. This material weakness resulted in various adjustments to our deferred tax accounts for fiscal 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness in our internal control over financial reporting was a result of not designing effective controls over the assessment of accounting for deferred income taxes as described above.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.  In addition, while the material weakness resulted in the audit adjustments described above during our fourth quarter ended January 29, 2016, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2016, fiscal 2015 or transition fiscal 2014.

In order to remediate this material weakness and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we will take the following steps to improve the overall processes and controls in our tax function:

•      Supplement our accounting and tax professionals with additional personnel with expertise in accounting for deferred taxes; and

•      Redesign and enhance our income tax review procedures to include a more robust reconciliation of the deferred tax balances.

Based on the foregoing processes and remediation measures, management believes that the above mentioned control deficiencies will be remediated, but the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  Management may take additional measures over time to address this material weakness or modify the remediation plan described above.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), pursuant to Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Based on this evaluation and testing, management concluded that there was a material weakness in deferred income tax accounting as described more fully above.  Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of January 29, 2016.  While the material weakness resulted in the audit adjustments described above during our fourth quarter ended January 29, 2016, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2016, fiscal 2015 or transition fiscal 2014.

Changes in Internal Control Over Financial Reporting

Except as described above, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On January 28, 2016, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”).  The comments from the Staff were issued with respect to its review of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2015.  We responded to the letter, and on April 5, 2016, we received a follow-up comment letter from the Staff.  We responded to all of the Staff’s comments in a letter we filed with the Securities and Exchange Commission on April 18, 2016.  In each of our response letters were the supplemental analyses and information requested by the Staff.  On April 26, 2016, we received another follow-up comment letter from the Staff, which requested additional information on our assessment of and conclusions reached with respect to the timing of the deferred tax asset valuation allowance charge that we recorded in the second quarter of Fiscal 2016.  As of the date of the filing of this Annual Report on Form 10-K, we are continuing to work with the Staff on our response to the remaining comment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s executive officers and members of the board of directors (the “Parent Board”) of Number Holdings, Inc., the Company’s sole member, as of March 31, 2016:

Name	Age	Position
Geoffrey Covert	64	President, Chief Executive Officer and Director
Felicia Thornton	52	Chief Financial Officer and Treasurer
Jack Sinclair	55	Chief Merchandising Officer
Norman Axelrod	63	Director
Michael Fung	65	Director
Andrew Giancamilli	65	Chairman of the Board of Directors
Dennis Gies	36	Director
David Kaplan	48	Director
Scott Nishi	40	Director
Adam Stein	39	Director

Geoffrey Covert joined the Company as President and Chief Executive Officer and as a member of the Parent Board in September 2015.  Mr. Covert was previously the Senior Vice President of Retail Divisions for The Kroger Company, a global retail corporation, operating grocery, multi-department, discount, convenience and jewelry stores (“Kroger”), a position he held since 2012.  Mr. Covert joined Kroger in 1996 serving in positions of increased responsibility, starting as Vice President of the Grocery Products Group and later being promoted to Senior Officer, Retail Operations at Kroger.  Before joining Kroger, Mr. Covert worked for 22 years in a number of management positions with The Procter & Gamble Co., a multinational consumer goods company.  Mr. Covert holds a Bachelor’s degree in chemical engineering from Case Western Reserve University.  Mr. Covert brings significant senior leadership and both operational and industry experience to the Parent Board, along with extensive knowledge of the grocery retail industry.

Felicia Thornton joined the Company in November 2015 as Chief Financial Officer and Treasurer.  Ms. Thornton’s appointment was part of a broader operating advisor agreement with Ares Management. Ms. Thornton has extensive executive experience in retail, and particularly in the grocery store industry, having served in senior leadership positions at DeMoulas Super Market, Inc. (“DSM”), a supermarket chain, Albertsons, a grocery and drugstore company, and The Kroger Company, a global retail corporation, operating grocery, multi-department, discount, convenience and jewelry stores.  Most recently at DSM, she served as Co-Chief Executive Officer, President and Chief Operating Officer of the supermarket chain, and prior to that, she was Chief Executive Officer of Knowledge Universe U.S., one of the largest private childhood education companies.  At Albertsons, she served as Chief Financial Officer and led overall strategy for the company for almost five years.  For eight years prior to that, Ms. Thornton served in a variety of executive strategic and financial roles at Ralphs, a grocery store based in Southern California, and Fred Meyer, a retail supermarket company, both of which eventually became part of The Kroger Company, where she continued as Group Vice President responsible for retail operations.  Ms. Thornton has served as a member of the boards of directors for both public and private companies, including Nordstrom, Inc. and Knowledge Universe Education, Inc.

Jack Sinclair joined the Company in July 2015 as Chief Merchandising Officer.  Mr. Sinclair served as Executive Vice President of Food for Walmart U.S. Grocery Division from December 2007 until April 2015, where he integrated planning, category management and store experience into the grocery business unit.  Prior to joining Walmart, Mr. Sinclair served as the European Development Director at SB Capital and was a Director of McCurrach UK from 2004 to 2007.  He started his career as a trainee at Shoppers’ Paradise in the United Kingdom (UK) as part of the Fine Fare Group.  He then joined Tesco Food Division in 1986. Mr. Sinclair joined Safeway Plc in 1990, where he held a number of senior positions, including Managing Director of Operations from 2001 to 2002 and Group Marketing and Trading Director from May 2002 to 2004, during which time he led the merger of Safeway and Morrison.  Mr. Sinclair was a Director of the Food Marketing Institute from January 2005 to 2007.  Mr. Sinclair holds a Bachelor of Arts degree in Economics and Marketing from the University of Strathclyde, Glasgow, Scotland.

Norman Axelrod joined the Company as a director in January 2012.  Beginning in 1988, he served as Chief Executive Officer and a member of the board of directors of Linens ‘n Things, Inc., a retailer of home textiles, housewares and decorative home accessories, was appointed as Chairman of its board of directors in 1997, and served in such capacities until its acquisition in February 2006.  Mr. Axelrod is also the Chairman of the boards of directors of the parent entities of Guitar Center, Inc., a musical instruments retailer, and Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and serves on the boards of directors of the parent entities of Jaclyn, Inc., a handbags and apparel company, and The Neiman Marcus Group LLC, a luxury retailer.  He also serves on the board of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer. Mr. Axelrod has also previously served as the Chairman of the board of directors of GNC Holdings, Inc., a specialty retailer of health and wellness products, National Bedding Company LLC, a mattress and bedding product manufacturer, and

Simmons Company, a mattress and bedding product manufacturer, and as a member of the board of directors of Reebok International Ltd., a leading worldwide designer and marketer of sports, fitness and casual footwear, apparel and equipment, and Maidenform Brands, Inc., an intimate apparel retailer.  Mr. Axelrod has provided consulting services to certain Ares Management entities.  Mr. Axelrod received a B.S. in Management and Marketing from Lehigh University where he graduated summa cum laude and an M.B.A. from New York University.  Mr. Axelrod’s vast experience in the retail industry led to the conclusion that he should serve as a member of the Parent Board.

Michael Fung joined the Company as a director in December 2013 and served as the Company’s Interim Chief Financial Officer and Treasurer from June 2015 until November 2015 and Interim Executive Vice President and Chief Administrative Officer from January 2013 until September 2013.  Mr. Fung served as Senior Vice President and Chief Financial Officer at Walmart U.S., a multinational retailer, from 2006 until his retirement in February 2012.  At Walmart U.S., Mr. Fung also served as Senior Vice President, Internal Audit Services between 2003 and 2006, and as Vice President, Finance and Administration of Global Procurement between 2001 and 2003.  Before joining Walmart, Mr. Fung spent five years as Vice President and Chief Financial Officer of Sensient Technologies Corporation, a global manufacturer and marketer of colors, flavors and fragrances, three years as Senior Vice President and Chief Financial Officer of Vanstar Corporation, a developer of information technology and networking solutions, and four years as Vice President and Chief Financial Officer of Bass Pro Shops, Inc., a hunting, fishing and outdoor gear retailer.  Mr. Fung is currently a member of the Board of Directors of Franklin Covey Co.  Mr. Fung is a Certified Public Accountant (Inactive) in the State of Illinois.  He received his M.B.A from the University of Chicago and his B.S. in Accounting from the University of Illinois at Chicago.  Mr. Fung brings valuable financial knowledge and experience to the Parent Board.

Andrew Giancamilli joined the Company as a director in May 2012 and served as the Company’s Interim President and Chief Executive Officer from May 2015 to September 2015.  Mr. Giancamilli served as President and Chief Executive Officer of Katz Group Canada Ltd., the Canadian subsidiary of the Katz Group of Companies, operators of over 1,800 traditional drug stores in Canada, from October 2003 to February 2012.  Prior to joining Katz Group Canada, Mr. Giancamilli was with Canadian Tire Corporation Ltd., a Canadian retail conglomerate, from 2001 to 2003.  Mr. Giancamilli also held several positions, including President and Chief Operating Officer, at Kmart Corporation, a discount retailer, from 1995 to 2001. From 1993 to 1995 he served as President and Chief Operating Officer of Perry Drug Stores, Inc., a U.S. based drug store chain. He began his career at Perry Drug Stores in 1975.  Mr. Giancamilli currently serves as a director of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer.  Mr. Giancamilli is currently a member of the Wayne State University School of Business Board of Visitors, and has also served as a member of the board of GS1 Canada, and as a member of the board of directors, and Chairman of the National Association of Chain Drug Stores (NACDS), the Canadian Association of Chain Drug Stores and Sacred Heart Rehabilitation Center, and has served as a Trustee of the Detroit Opera House and the Canadian Opera Company.  With his more than 30 years of experience and strong record of performance in the retail industry, Mr. Giancamilli brings to the Parent Board extensive knowledge and expertise in the industries in which the Company operates.

Dennis Gies joined the Company as a director in January 2012.  Mr. Gies is a Principal in the Private Equity Group of Ares Management.  Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings.  He currently serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and the parent entity of Sotera Defense Solutions, Inc., a national defense information technology contractor.  Mr. Gies also serves on the Board of Trustees of the Center for Early Education.  Mr. Gies graduated with a M.S. in Electrical Engineering from University of California, Los Angeles and magna cum laude with a B.S. in Electrical Engineering from Virginia Tech.  Mr. Gies brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

David Kaplan joined the Company as a director in January 2012.  He is a Co-Founder of Ares Management and a Director and Partner of Ares Management GP LLC, the general partner of Ares Management, L.P.  He is a Partner of Ares Management, Co-Head of its Private Equity Group and a member of its Management Committee.  He additionally serves on several of the investment committees for certain funds managed by the Ares Management Private Equity Group.  Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003.  From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit.  Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp.  Mr. Kaplan currently serves as Chairman of the boards of directors of the parent entity of The Neiman Marcus Group LLC, a luxury retailer, and of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, and Guitar Center, Inc., a musical instruments retailer.  Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste Industries Inc., a waste services company.  Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center, is a

Trustee of the Center for Early Education and serves on the President’s Advisory Group of the University of Michigan.  Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance.  Mr. Kaplan brings to the Parent Board over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries.

Scott Nishi joined the Company as a director in January 2012. He is a Senior Principal in the Direct Private Equity Group of CPPIB Equity. Mr. Nishi joined CPPIB Equity in 2007 from Oliver Wyman, a management consultancy where he advised consumer, healthcare and technology companies. Previously, Mr. Nishi was at Launchworks, a venture capital firm that invested in early stage technology companies. Mr. Nishi also serves on the board of directors of the parent entity of The Neiman Marcus Group LLC, a luxury retailer and Petco Animal Supplies, Inc, a pet supplies retailer. Mr. Nishi holds an M.B.A from the Richard Ivey School of Business at the University of Western Ontario and a B.Sc. from the University of British Columbia. Mr. Nishi brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

Adam Stein joined the Company as a director in January 2012.  Mr. Stein is a Partner in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2000, Mr. Stein was a member of the Global Leveraged Finance Group at Merrill Lynch & Co. where he participated in the execution of leveraged loan, high yield bond and mezzanine financing transactions across various industries.  Mr. Stein serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and the parent entities of Floor and Decor Outlets of America, Inc., a specialty retailer of hard surface flooring and related accessories, The Neiman Marcus Group LLC, a luxury retailer, and Guitar Center, Inc., a musical instruments retailer.  Mr. Stein previously served on the board of directors of Maidenform Brands, Inc., an intimate apparel retailer.  Mr. Stein also serves on the Advisory Board of the Los Angeles Food Bank.  Mr. Stein graduated with distinction from Emory University’s Goizueta Business School, where he received a B.A. in Business Administration with a concentration in Finance.  Mr. Stein’s experience working with and serving as a director of various companies in the retail industry controlled by private equity sponsors led to the conclusion that he should serve as a member of the Parent Board.

Conversion

Effective upon and following the Conversion, we are managed by our sole member, Parent, rather than directly by a board of directors. The Parent Board serves in the capacity of the board of directors for us.

Board Composition and Terms

As of March 31, 2016, the Parent Board was composed of eight directors.  Each director serves for annual terms or until his or her successor is duly elected and qualified.  Pursuant to the stockholders agreement of our Parent, one of our Parent’s two principal stockholders has the right to designate four members of the Parent Board and two independent members of the Parent Board, which independent directors shall be approved by the other principal stockholder, and the other principal stockholder has the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board.  For more details of the stockholders agreement of our Parent, see Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report.

Board Committees

The Parent Board has established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).

Audit Committee

The Audit Committee has the authority to supervise the auditing of us and Parent and to act as liaison between us and our independent registered public accounting firm. The members of the Audit Committee are Michael Fung (Chair), Dennis Gies, Scott Nishi and Adam Stein. Mr. Fung stepped down as Chairman and as a member of the Audit Committee during his service as Interim Chief Financial Officer in June 2015 and resumed his role as Chairman of the Audit Committee in November 2015.  The Parent Board has determined that each of Messrs. Fung and Stein is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K and has the attributes set forth in such section.

Compensation Committee

The Compensation Committee has the authority to review and approve the compensation of the officers of us and Parent and all of our other officers, key employees and directors, as well as our compensation philosophy, strategy, program design, and administrative practices.  The members of the Compensation Committee are Norman Axelrod (Chair), Scott Nishi and Adam Stein.

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

Item 11.  Executive Compensation

Compensation of Directors During Fiscal 2016

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”) based on recommendations from the Compensation Committee.  Non-executive directors who are employed by Ares or CPPIB do not receive compensation for their services as directors.  Messrs. Anicetti, Axelrod, Fung and Giancamilli are not employed by Ares or CPPIB, and accordingly, they are the only directors who earned compensation for services as a director for fiscal 2016 (the “non-sponsor directors”).

Mr. Axelrod, as the longest tenured non-sponsor director, earned $50,000 in cash fees for his service on the Parent Board in fiscal 2016.  Mr. Anicetti served on the Parent Board until September 1, 2015 and, due to proration, earned $20,577 in cash fees in fiscal 2016.

Mr. Giancamilli currently serves as the Chairman of the Parent Board.  For the period during which Mr. Giancamilli served only as a member of the Parent Board, he earned an annualized fee of $35,000.  For the period during which he served as Chairman of the Parent Board, he received an additional fee for such Chairman services at an annualized rate of $115,000, which resulted in Mr. Giancamilli earning an annualized fee of $150,000 with respect to such period.  For his service on the Parent Board during fiscal 2016, Mr. Giancamilli earned a total of $125,041 in cash fees and was granted 250 stock options in connection with his appointment as Chairman of the Parent Board, each of which are reported in the Summary Compensation Table below.  Mr. Giancamilli also served as the Company’s Interim Chief Executive Officer from May 2015 through September 2015.

Mr. Fung currently serves as the Chairman of the Audit Committee of the Parent Board.  For the period during which Mr. Fung served only as a member of the Parent Board, he earned an annualized fee of $35,000.  For the period during which he served as Chairman of the Audit Committee, he received an additional fee for such Chairman services at an annualized rate of $10,000, which resulted in Mr. Fung earning an annualized fee of $45,000 with respect to such period.  For his service on the Parent Board during fiscal 2016, Mr. Fung earned $41,401 in cash fees, which is reported in the Summary Compensation Table below.  Mr. Fung also served as the Company’s Interim Chief Financial Officer and Treasurer from June 2015 through November 2015.  Although he remained a member of the Parent Board, Mr. Fung stepped down as Chairman and as a member of the Audit Committee during his service as Interim Chief Financial Officer and resumed his role as Chairman of the Audit Committee following such service.

The following table provides information regarding the compensation earned by or awarded to our non-executive directors who did not serve as named executive officers during fiscal 2016. Amounts received by Messrs. Giancamilli and Fung for their service on the Parent Board are reported in the Summary Compensation table below:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Norman Axelrod	$50,000	$50,000
Rick Anicetti(1)	$20,577	$20,577

(1)         Rick Anicetti resigned from the Parent Board on September 1, 2015

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Axelrod, Nishi and Stein.  To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Fiscal 2016 Leadership Transition

Fiscal 2016 was a year of transition for our named executive officers (“Named Executive Officers,” “NEOs” or “executives”). After an extensive search with respect to each position, we appointed Mr. Geoffrey J. Covert as President and Chief Executive Officer in September 2015, Ms. Felicia Thornton as Chief Financial Officer and Treasurer in November 2015, and Mr. Jack Sinclair as Chief Merchandising Officer in July 2015.  We will continue to enhance our management team as necessary to strengthen our business.

After Mr. Stéphane Gonthier’s resignation in May 2015, Mr. Andrew Giancamilli, who was at the time and is currently serving as Chairman of the Parent Board, was appointed to serve as Interim President and Chief Executive Officer while we conducted our search for a permanent Chief Executive Officer. Mr. Giancamilli resigned in September 2015 in connection with Mr. Covert’s hiring. After Mr. Bradley Lukow’s resignation in June 2015, Mr. Michael Fung, who was at the time and is currently serving as a member of the Parent Board, was appointed to serve as Interim Chief Financial Officer and Treasurer.  Mr. Fung resigned in November 2015 in connection with Ms. Thornton’s hiring.

Accordingly, our NEOs for fiscal 2016 are (i) the three individuals who, at different points, served as our principal executive officers during fiscal 2016 (Mr. Covert, Mr. Giancamilli and Mr. Gonthier), (ii) the three individuals who, at different points, served as our principal financial officers during fiscal 2016 (Ms. Thornton, Mr. Fung and Mr. Lukow) and (iii) the other individual who was serving as an executive officer as of the end of fiscal 2016 (Mr. Sinclair):

•                  Geoffrey J. Covert — President and Chief Executive Officer

•                  Felicia Thornton  — Chief Financial Officer and Treasurer

•                  Jack Sinclair —  Chief Merchandising Officer

•                  Stéphane Gonthier — former President and Chief Executive Officer

•                  Andrew Giancamilli — former Interim President and Chief Executive Officer

•                  Bradley Lukow  — former Chief Financial Officer, Treasurer and Secretary

•                  Michael Fung  — former Interim Chief Financial Officer and Treasurer

Compensation Objectives

Our compensation program with respect to our executives is designed to:

•                  attract, motivate and retain individuals of outstanding abilities and experience who are capable of achieving our strategic business goals;

•                  align total compensation with the short and long-term performance of our Company;

•                  recognize outstanding individual contributions; and

•                  provide competitive compensation opportunities

We provide ongoing income and security in the form of salary and benefits to our executives that are intended to be both attractive and competitive.  We also provide our executives with short-term incentives in the form of an annual cash bonus to reward the achievement of annual goals that support our business objectives.  Executives also receive long-term incentive compensation, which promotes retention and provides a link between executive compensation and value creation for the Company’s shareholders over a multi-year period.  Our long-term incentive compensation consists of stock options.  The stock options provide compensation tied to the fair market value of Parent’s common stock and provide no compensation if the fair market value of Parent’s common stock decreases below the fair market value on the grant date.

Assessment of Risk

We have periodically reviewed our compensation policies and practices for all employees and concluded that such policies and practices are not reasonably likely to have a material adverse effect on our Company.

Elements of Compensation

Our executive compensation program consists of three main elements:

•                  base salary;

•                  annual cash bonus; and

•                  long-term incentives consisting of stock options.

We have chosen these primary elements because each supports achievement of one or more of our compensation objectives, and each has an integral role in our total compensation program. In addition, during fiscal 2016, the Compensation Committee determined that to attract and retain certain Named Executive Officers during certain transition periods, special compensation arrangements were required, as described under “Onboarding Payments” below.

Largely due to the changes in our management team, as described in this Compensation Discussion and Analysis, the Company did not benchmark levels of executive compensation for fiscal 2016.  The Compensation Committee used industry data from surveys conducted by third-party national professional services and compensation consulting firms, along with general industry data, to obtain a general understanding of the market trends in such compensation practices during fiscal 2016.

Our CEO, along with the Senior Vice President of Human Resources, has historically evaluated each executive, making recommendations about compensation to the Compensation Committee.  The Compensation Committee considers these recommendations but ultimately is responsible for the approval of all executive compensation arrangements.  Our CEO is not present during the Compensation Committee’s deliberations about his own compensation.

Base Salary.  The base salaries of our executives are generally intended to reflect the position, duties and responsibilities of each executive. Accordingly, Mr. Covert receives an annual base salary of $900,000 and Ms. Thornton receives an annual base salary of $650,000. Mr. Sinclair receives an annual base salary of $575,000.

Prior to their resignations, Mr. Gonthier received an annual base salary of $900,000 and Mr. Lukow received an annual base salary of $550,000.

To enhance our management team and strengthen our business for future growth during the transition period following the resignations of Messrs. Gonthier and Lukow, Mr. Giancamilli received a monthly fee of $52,917 per month while serving as Interim President and Chief Executive Officer during fiscal 2016 and Mr. Fung received a monthly fee of $50,000 per month while serving as Interim Chief Financial Officer and Treasurer during fiscal 2016.

Annual Cash Bonuses.  As this was a year of transition, we did not establish a formal bonus plan for our executives during fiscal 2016.  Instead, during fiscal 2016, we used cash bonuses as a means of attracting high quality management candidates on an individual basis.  For fiscal 2017, we intend to establish a formal incentive compensation plan with pre-established performance goals based on the achievement of EBITDA targets.

Pursuant to Mr. Covert’s employment agreement, and in order to ease his transition into the Company, he was entitled to a guaranteed annual cash bonus for fiscal 2016 of 100% of his base salary, prorated for the period of his actual employment with the Company.  Beginning in fiscal 2017, Mr. Covert will be eligible to receive an annual cash bonus, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary.  Pursuant to Ms. Thornton’s employment agreement, she was not entitled to an annual cash bonus for the duration of her employment in fiscal 2016.  However, beginning in fiscal 2017, Ms. Thornton will be eligible to receive an annual cash bonus with a target bonus of 75% of her base salary and a maximum bonus of 150% of her base salary.  In respect of Mr. Sinclair’s service to the Company during fiscal 2016, he received a discretionary bonus equal to $250,000.

Messrs. Gonthier and Lukow resigned during fiscal 2016 and, therefore, neither received a cash bonus with respect to fiscal 2016.  However, Messrs. Gonthier and Lukow were each entitled to receive severance payments in connection with such resignations, as described below under “Severance.”

Messrs. Giancamilli and Fung, during their periods of engagement as NEOs in fiscal 2016, were eligible to earn a discretionary fee premium based on the Company’s achievement during their respective engagements of certain performance benchmarks.  The target fee premium was $52,917 for Mr. Giancamilli and $50,000 for Mr. Fung (i.e. the same as the monthly consulting fee payable under their respective consulting agreements), multiplied by the number of full and partial months during which Messrs. Giancamilli and Fung rendered services to the Company.  The Parent Board determined that no consulting fee premium would be paid to Messrs. Giancamilli or Fung with respect to their service during fiscal 2016.

Onboarding Payments.  In connection with Ms. Thornton’s hiring, she was granted a one-time signing bonus of $500,000.  If Ms. Thornton’s employment is terminated by the Company for Cause or by Ms. Thornton without Good Reason and not due to her Disability (as each is defined below under “Potential Payments Upon Termination or Change in Control — Felicia Thornton”) on or prior to November 2, 2017, then her net signing bonus will be subject to repayment. In connection with Mr. Sinclair’s hiring, he was granted a one-time bonus upon commencement of employment of $250,000.

Transition Program.  In connection with Mr. Covert’s hiring, he became eligible to receive cash amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his employment at the Company.  The maximum amount of such cash payments is approximately $4.96 million (based on the value of his prior equity awards), payable over a period of four years, such that the approximate amounts payable in each of fiscal 2016, 2017 and the following three fiscal years are: $240,000, $2.43 million, $1.31 million, $710,000 and $265,000, respectively.  If Mr. Covert is terminated for Cause or he resigns without Good Reason (each as defined below under “Potential Payments Upon Termination or Change in Control - Geoffrey Covert”), payment of such amounts will cease.  If Mr. Covert resigns without Good Reason on or prior to September 11, 2017, then he must repay to the Company all the amounts paid to him pursuant to the transition program.  Upon a Change in Control (as defined below under “Potential Payments Upon Termination or Change in Control — Geoffrey Covert”), all payments pursuant to the transition program shall accelerate, vest and become immediately payable.

Long-Term Incentives.  We provide our executives with long-term incentive compensation through stock option awards granted under the 2012 Plan.  We believe that awarding stock options creates a culture of ownership among our executives and aligns the interests of our executives with those of our investors.  During fiscal 2016, we granted 31,000 stock options to purchase shares of each of the Class A and Class B Common Stock of Parent (“options”) to Mr. Covert.  One-half of these options were granted at fair market value, and one-half of these options were granted at a premium.  During fiscal 2016, we also granted 10,000 options to each of Ms. Thornton and Mr. Sinclair.  For Messrs. Covert and Sinclair and Ms. Thornton, half of each option grant made during fiscal 2016 is subject to time-based vesting requirements and half of each option grant made during fiscal 2016 is subject to performance-based vesting requirements.

The options that are subject to time-based vesting requirements vest in equal installments over four years, subject to continued employment.  For the options that are subject to performance-based vesting requirements, vesting will occur upon, and subject to, the Company’s and Parent’s achievement of certain performance conditions.  With respect to Mr. Covert, if on any date following the date of grant, (i) the Company’s LTM EBITDA (as defined below) equals or exceeds $175 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 50% of the options subject to performance-based vesting requirements will vest and (ii) the Company’s LTM EBITDA equals or exceeds $225 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 100% of the options subject to performance-based vesting requirements will vest.  With respect to Ms. Thornton and Mr. Sinclair, if on any date following the date of grant, (i) the Company’s LTM EBITDA equals or exceeds $150 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 50% of the options subject to performance-based vesting requirements will vest and (ii) the Company’s LTM EBITDA equals or exceeds $225 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 100% of the options subject to performance-based vesting requirements will vest.

“LTM EBITDA,” as defined in the option agreements, means, on any date, the EBITDA (as defined below) of the Company, as determined by the Compensation Committee, for the most recent 12 fiscal month period for which financial statements are available on such date.

“EBITDA,” as defined in the option agreements, generally means consolidated net income, determined in accordance with generally accepted accounting principles, plus (without duplication) to the extent deducted in calculating such consolidated net income, the sum of (i) the provision for taxes based on income or profits; plus (ii) consolidated net interest expense; plus (iii) consolidated depreciation and amortization expense; plus (iv) certain adjustments as determined by the Compensation Committee.

Mr. Lukow was granted 5,000 options during fiscal 2016, all of which were forfeited in connection with his resignation.

As described above, under “Compensation of Directors During Fiscal 2016,” Mr. Giancamilli was granted 250 options in connection with his appointment as Chairman of the Parent Board.  Such options are subject to time-based vesting over a period of three years.

Options are generally subject to the right of Parent to repurchase (i) the shares received from exercise of the options at fair market value of such shares upon termination and (ii) the vested but unexercised options at the excess of the fair market value on the date of termination over the exercise price of such options.  However, if either Messrs. Covert’s, Sinclair’s or Lukow’s employment with the Company is terminated for Cause (as defined in the 2012 Plan), or either voluntarily resigns employment with the Company without Good Reason (as defined in the 2012 Plan) or is found to have engaged in Detrimental Activity (as defined in the 2012 Plan), Parent may repurchase the shares received from exercise of the options for the lesser of the exercise price of the options or the fair market value of the options on the date of such termination of employment.  If Ms. Thornton’s employment with the Company is terminated for Cause, she voluntarily resigns employment with the Company without Good Reason prior to the second anniversary of her start date (November 2, 2017) or she is found to have engaged in Detrimental Activity, Parent may repurchase the shares received from exercise of the options for the lesser of the exercise price of the options or the fair market value of the options on the date of such termination of employment.  See Note 11 to our Consolidated Financial Statements for further discussion on the repurchase rights available under the option awards.  As described above, Mr. Lukow forfeited his options in connection with his termination and his options were not repurchased by Parent.

All of the foregoing options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.  For further details regarding option grants made in fiscal 2016, see below under “Compensation Tables — Grants of Plan-Based Awards for Fiscal 2016.”

Perquisites.  Our executives are provided with certain limited perquisites in connection with the performance of their respective duties, in part to attract and retain such executives with a competitive compensation package as compared to the compensation packages for executives of similar positions and levels of responsibility in similar industries.  During fiscal 2016, Messrs. Covert, Sinclair, Gonthier and Lukow and Ms. Thornton were provided with Company-paid life insurance premiums and other Company-paid insurance premiums.  Additionally, Messrs. Covert and Lukow received reimbursements for relocation expenses during fiscal 2016.  The Company also paid for Mr. Covert’s and Ms. Thornton’s legal fees in connection with the negotiation of their respective employment agreements with the Company.  Mr. Gonthier received an automobile allowance during fiscal 2016.  For further detail regarding perquisites provided to our executives, see below under “Summary Compensation Table.”

401(k) Plan.  All full-time employees are eligible to participate in our 401(k) plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company matches employee contributions in cash at a rate of 100% of the first 3% of base compensation that an employee contributes, and 50% of the next 2% of base compensation that an employee contributes, with immediate vesting.  Mr. Gonthier was the only executive to receive these Company matches, subject to regulatory limits on contributions to 401(k) plans.

Severance.  In connection with his resignation, Mr. Gonthier received severance amounts in exchange for his execution of a release of claims in favor of the Company and continued compliance with certain restrictive covenants. Mr. Gonthier received (i) a lump sum payment of $900,000, (ii) $850,000, payable over a 24-month period following resignation, (iii) reimbursement of an amount equal to the Company’s contribution toward his COBRA premiums for a maximum of 18 months, and (iv) accelerated vesting of 20% of his options that were subject to time-based vesting, which options have been forfeited without being exercised by Mr. Gonthier.

Furthermore, in connection with his resignation, Mr. Gonthier entered into a consulting agreement with the Company on May 26, 2015, pursuant to which he provides transition and other services to the Company for a one-year period, unless earlier terminated pursuant to the terms of the consulting agreement.  Mr. Gonthier is entitled to a monthly consulting fee of $4,167 per month during the term of the consulting agreement.  If Mr. Gonthier’s consulting services are terminated by the Company for any reason other than for Cause (as defined in the consulting agreement), Mr. Gonthier will continue to receive the monthly consulting fees through the remainder of the original one-year term, conditioned, among other things, upon his execution and non-revocation of a release of claims against the Company and its affiliates.

During fiscal 2016, Mr. Lukow was paid a signing bonus, which was subject to partial repayment upon resignation prior to January 2017.  In connection with his resignation during fiscal 2016, Mr. Lukow received a severance payment of $1,000 in exchange for his execution of a release of claims in favor of the Company and continued compliance with certain restrictive covenants.  Mr. Lukow also entered into a consulting agreement with the Company on July 6, 2015, pursuant to which he provided transition and other services to the Company until February 25, 2016.  The Company agreed that (i) Mr. Lukow would earn a monthly consulting fee of $3,000 per month during the term of the consulting agreement and (ii) such monthly consulting fee would be clawed back by the Company to contribute to the repayment of Mr. Lukow’s signing bonus.

Post-Termination Arrangements.  The employment agreements with Mr. Covert and Ms. Thornton contain severance provisions.  The terms of these agreements related to post-termination compensation are described in detail under “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Parent Board that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Norman Axelrod

Scott Nishi

Adam Stein

COMPENSATION TABLES

Summary Compensation Table for Fiscal 2016

The following table sets forth information concerning all compensation paid to or earned by our NEOs for services to the Company in all capacities during fiscal 2016:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(a)		Option Awards ($)(b)(c)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)(d)	Total ($)

Geoffrey J. Covert	2016	332,308		586,149		0	—	71,124	989,581
President and Chief Executive Officer

Felicia Thornton	2016	150,000		500,000		3,342,950	—	22,148	4,015,098
Chief Financial Officer and Treasurer

Jack Sinclair	2016	287,500		500,000		0	—	5,897	793,397
Chief Merchandising Officer

Andrew Giancamilli(e)	2016	378,495		—		78,625	—	—	457,120
Former Interim President and Chief Executive Officer

Michael Fung(f)	2016	304,552		—		—	—	—	304,552
Former Interim Chief Financial Officer and Treasurer

Stéphane Gonthier	2016	464,277	(g)	—		—	—	1,785,273	2,249,550
Former President and Chief Executive Officer	2015	910,385		146,578		—	—	84,155	1,141,118
	2014	349,615		1,272,653		8,983,752	—	101,833	10,707,853

Bradley Lukow	2016	261,721	(h)	—		—	—	28,564	290,285
Former Chief Financial Officer, Treasurer and Secretary	2015	21,154		555,798	(i)	—	—	—	576,952

(a)                                 For Mr. Covert, the amount in the Bonus column for fiscal 2016 reflects the transition payments of $239,995 paid to Mr. Covert during fiscal 2016, see above under “Elements of Compensation — Transition Program” and the prorated guaranteed bonus paid to Mr. Covert in respect of fiscal 2016 of $346,154.  For Ms. Thornton, the amount in the Bonus column for fiscal 2016 reflects a one-time signing bonus of $500,000.  For Mr. Sinclair, the amount in the Bonus column for fiscal 2016 ($500,000) reflects (i) a one-time bonus upon commencement of employment of $250,000 and (ii) a discretionary bonus paid with the respect to fiscal 2016 of $250,000.

(b)                                 In accordance with SEC regulations, this column sets forth the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718. Amounts shown in this column may not correspond to the actual value that will be realized by the Named Executive Officers.  The options granted are options to purchase the common stock of Parent.  See Note 11 to our Consolidated Financial Statements for the assumptions used to calculate grant date fair value.

(c)                                  Messrs. Covert and Sinclair were granted 31,000 and 10,000 stock options, respectively, in fiscal 2016.  If either of Messrs. Covert’s or Sinclair’s employment with the Company is terminated for Cause, or either voluntarily resigns employment with the Company without Good Reason, Parent may repurchase the options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment, see above under “Long-Term Incentives.”  Accordingly, we have not recorded any stock-based compensation expense on the options for Messrs. Covert and Sinclair pursuant to FASB ASC Topic 718.  If not for this repurchase feature, the grant date fair value of the options granted in fiscal 2016 would have been $6,255,839 for Mr. Covert and $3,296,975 for Mr. Sinclair.

(d)                                 The amounts reported in the All Other Compensation column reflect, for each executive, as applicable (i) post-termination payments, (ii) the amount of our matching contribution under our 401(k) plan, (iii) dollar value of life insurance premiums we paid for each executive, (iv) relocation expenses, (v) auto allowance, (vi) other Company-paid insurance premiums and (vii) Company-paid legal fees paid in connection with the negotiation of the executive’s employment agreement.  Specifically, the All Other Compensation column above includes:

Name	Year	Post- Termination Payments ($)	Matching 401 (k) Contribution ($)	Value of Life Insurance Premiums ($)	Relocation Expenses ($)	Auto Allowance ($)	Value of Other Company-Paid Insurance Premiums ($)	Value of Company- Paid Legal Fees ($)	Total ($)
Geoffrey J. Covert	2016	—	—	1,046	50,090	—	213	19,775	71,124

Felicia Thornton	2016	—	—	74	—	—	908	21,166	22,148

Jack Sinclair	2016	—	—	901	—	—	4,996	—	5,897

Andrew Giancamilli	2016	—	—	—	—	—	—	—	—

Michael Fung	2016	—	—	—	—	—	—	—	—

Stéphane Gonthier	2016	1,766,433	7,516	275	—	6,923	4,126	—	1,785,273

Bradley Lukow	2016	1,000	—	372	23,178	—	4,014	—	28,564

(e)                                  Mr. Giancamilli is the Chairman of the Parent Board and previously served as Interim President and Chief Executive Officer from May 2015 to September 2015 under a consulting agreement, which provided for fees of $52,917 month. In fiscal 2016, Mr. Giancamilli received $125,041 and 250 stock options in connection with his service on the Parent Board, which amounts are included in this Summary Compensation Table.

(f)                                   Mr. Fung serves as a member of the Parent Board and previously served as Interim Chief Financial Officer and Treasurer from June 2015 to November 2015 under a consulting agreement, which provided for fees of $50,000 per month. In fiscal 2016, Mr. Fung received $41,401 in connection with his service on the Parent Board, which amounts are included in this Summary Compensation Table.

(g)                                  Includes $33,333, which represents the amount that Mr. Gonthier earned pursuant to his consulting agreement during fiscal 2016.

(h)                                 Includes $18,000, which represents the amount that Mr. Lukow earned pursuant to his consulting agreement during fiscal 2016, which amount was clawed back by the Company to contribute to repayment of his fiscal 2015 signing bonus.

(i)                                     Excludes $18,000, which represents the amount of Mr. Lukow’s signing bonus granted during fiscal 2015 that was clawed back by the Company during fiscal 2016.

Grants of Plan-Based Awards for Fiscal 2016

The following table sets forth information concerning the annual bonus plan and options granted to the Named Executive Officers under Parent’s 2012 Stock Incentive Plan during fiscal 2016:

					All Other Option
		Estimated Possible Payouts Under			Awards: Number of	Exercise or	Grant Date
		Equity Incentive Plan Awards (a)			Securities	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Underlying Options	Option Awards	Option Awards
Name	Date	($)	($)	($)	(#)(a)	($/Sh)(b)	($)(c)

Geoffrey J. Covert	9/21/15	—	7,750	—	7,750	$1,000	0
	9/21/15	—	7,750	—	7,750	$750	0

Felicia Thornton	11/13/15	—	5,000	—	5,000	$750	3,342,950

Jack Sinclair	12/2/15	—	5,000	—	5,000	$750	0

Andrew Giancamilli	12/2/15	—	—	—	250	$750	78,625

Michael Fung	—	—	—	—	—	—	—

Stéphane Gonthier	—	—	—	—	—	—	—

Bradley Lukow	2/5/15	—	1,250	—	3,750	$1,323	0	(d)

(a)                                 Mr. Covert received two grants, each to purchase 15,500 shares of Class A and Class B common stock of Parent.  One-half of each grant vests on each of the first four installments of the grant date, and the other half of each grant vests based on the achievement of certain performance targets.  Ms. Thornton received a grant to purchase 10,000 shares of Class A and Class B common stock of Parent.  One-half of the grant vests on each of the first four installments of the grant date, and the other half of the grant vests based on the achievement of certain performance targets. Mr. Sinclair received a grant to purchase 10,000 shares of Class A and Class B common stock of Parent.  One-half of the grant vests on each of the first four installments of the grant date, and the other half of the grant vests based on the achievement of certain performance targets. Mr. Giancamilli’s grant vests 50% on April 20, 2016, 25% on April 20, 2017 and 25% on April 20, 2018.  Mr. Lukow forfeited his grant of 5,000 options in connection with his resignation.

(b)                                 Mr. Covert received an option grant where the exercise price is equal to $750 per share plus the amount by which the fair market value of the underlying share exceeds $1,000 on the date of exercise.

(c)                                  Reflects aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.  Pursuant to the award agreements, if either of Messrs. Covert’s or Sinclair’s employment with the Company is terminated for cause, or he voluntarily resigns his employment with the Company without good reason, Parent may repurchase his options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment, see above under “Long-Term Incentives.”  Accordingly, we have not recorded any stock-based compensation expense on the options for Messrs. Covert or Sinclair pursuant to FASB ASC Topic 718.  If not for this repurchase feature, the grant date fair value of options granted to Mr. Covert on September 21, 2015 would have been $6,255,839 and the grant date fair value of options granted to Mr. Sinclair on December 2, 2015 would have been $3,296,975.  See Note 11 to our Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

(d)                                 This amount reflects the aggregate grant date fair value of the time-based options granted to Mr. Lukow awards computed in accordance with FASB ASC Topic 718.  Mr. Lukow received a grant of 3,750 options, subject to time-based vesting over a period of five years, and 1,250 options, which would have vested and become exercisable on the date on which the following conditions were met: (i) returns received as of such date by the Sponsors in respect of the shares of Class A and Class B common stock of Parent owned by such Sponsors (a) resulted in a rate of return of greater than 20% and (b) equaled at least 50% of the Sponsors’ aggregate equity contributions to Parent and its subsidiaries as of such date; and (ii) the fair market value per share of Parent’s Class A and Class B common stock on such date was at least three times the fair market value of such common stock on February 5, 2015.  Pursuant to Mr. Lukow’s award agreement, if his employment with the Company is terminated for cause, or he voluntarily resigns his employment with the Company without good reason, Parent may repurchase his options for the lesser of the exercise price of the option or the fair market value of the option on the date of termination of employment, see above under “Long-Term Incentives.”  Accordingly, we have not recorded any stock-based compensation expense on the options for Mr. Lukow pursuant to FASB ASC Topic 718.  If not for this repurchase feature, the grant date fair value of the time-based options granted to Mr. Lukow on February 5, 2015 would have been approximately $2,093,850.  Mr. Lukow’s option grant was forfeited when he resigned in June 2015.  See Note 11 to our Consolidated Financial Statements in this Report for the assumptions used to calculate grant date fair value.

Outstanding Equity Awards at Fiscal Year End 2016

The following table sets forth information on stock options held by the Named Executive Officers as of January 29, 2016:

Name	Grant Date	Securities Underlying Unexercised Options (#)Exercisable(a)	Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date

Geoffrey J. Covert	9/21/2015	—	7,750	7,750	1,000.00		09/21/25
	9/21/2015	—	7,750	7,750	750.00	(b)	09/21/25

Felicia Thornton	11/13/2015	—	5,000	5,000	750.00		11/13/25

Jack Sinclair	12/2/2015	—	5,000	5,000	750.00		12/02/25

Andrew Giancamilli	12/2/2015	—	250	—	750.00		12/02/25
	6/9/2012	150	100	—	1,000.00		6/09/22

Michael Fung	12/16/2013	100	150	—	1,219.00		12/16/23

Stéphane Gonthier	—	—	—	—	—		—

Bradley Lukow	—	—	—	—	—		—

(a)                                 All options have a term of ten years from the grant date. One-half of each grant for Mr. Covert, Ms. Thornton and Mr. Sinclair vests on each of the first four installments of the grant date, and the other half of each grant vests based on the achievement of certain performance targets.

(b)                                 For Mr. Covert, one of the option grants has an exercise price equal to $750 per share plus the amount by which the fair market value of the underlying share exceeds $1,000 on the date of exercise.

Option Exercises and Stock Vested

During fiscal 2016, our Named Executive Officers did not acquire shares pursuant to the exercise of option grants or the vesting of equity-based awards.

Potential Payments Upon Termination or Change in Control

This section describes the benefits that may become payable to our Named Executive Officers in connection with certain terminations of their employment with the Company and/or a change in control of the Company.  Messrs. Gonthier and Lukow resigned from the Company in May 2015 and June 2015, respectively.  As such, they are no longer qualified to receive any payments upon a change in control, and have received severance payments, as described above under “Severance.”  Furthermore, in connection with such resignations, the outstanding option grants to Messrs. Gonthier and Lukow have been forfeited.

Geoffrey Covert

We entered into an employment agreement with Mr. Covert effective September 11, 2015.  The agreement provides that if Mr. Covert’s employment is terminated without “Cause” (as defined below) or if Mr. Covert resigns for “Good Reason” (as defined below),

Mr. Covert will be entitled to receive the following severance payments, contingent upon Mr. Covert executing a general release in favor of the Company and Mr. Covert’s continued compliance with all applicable post-termination restrictive covenants:

(i) a payment equal to his base salary;

(ii) if the termination is during the last six months of the applicable fiscal year, a pro-rated share of the bonus for the year of termination (based on the period of actual employment) to which Mr. Covert would have been entitled had he worked for the full fiscal year during which the termination occurred, based on the actual level of achievement of the applicable goals for such fiscal year (a “pro-rata bonus”).

If Mr. Covert’s employment is terminated as a result of his death or “Disability,” which is defined as a “total disability” (as defined in the Company’s Long Term Disability Plan, or if none is in effect, as disability is defined in Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”)), Mr. Covert (or his estate) is entitled to receive, in addition to his accrued benefits, a pro-rata bonus (as defined above).

For purposes of the employment agreement, “Cause” means Mr. Covert’s (i) (a) being indicted for, or charged with, a felony under Federal or state law or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor under Federal law or state law where imprisonment is imposed (other than traffic-related offenses); (ii) perpetration of an illegal act, dishonesty, or fraud that that could cause economic injury to Parent, the Company or any affiliate of either of them, (iii) insubordination, or refusal to perform duties or responsibilities for any reason other than illness or incapacity; (iv) unsatisfactory performance of his material duties for the Company, Parent or any of their subsidiaries, after written notice thereof (if such a breach is capable of correction), unless he fully corrects his unsatisfactory performance within 30 days following receipt of such notice, as determined by the Parent Board or a duly authorized committee thereof; (v) willful and deliberate failure to perform his duties after he has been given notice and an opportunity to effectuate a cure as determined by the Company; (vi) willful misconduct or gross negligence with regard to the Company, Parent or any of their subsidiaries; (vii) unlawful appropriation of a material corporate opportunity; (viii) breach of (a) any confidentiality or other restrictive covenant entered into between Mr. Covert and the Company or any of its affiliates, including the fair competition agreement or (b) any other agreement with the Company or any of its affiliates; or (ix) failure to start providing services to the Company on the start date in accordance with his employment agreement for any reason.

For purposes of the employment agreement, “Good Reason” means a material breach of Mr. Covert’s employment agreement by the Company without Mr. Covert’s written consent. In each instance, in order to constitute Good Reason, Mr. Covert must provide the Company with written notice within 60 days following the circumstances constituting Good Reason, the Company must fail to cure the event within 30 days following the notice, and Mr. Covert must then resign within 15 days following the expiration of the Company’s cure period without the Company curing such circumstances.

Upon a Change in Control (as defined in the 2012 Plan, that otherwise qualifies as a change in control under Section 409A), all payments pursuant to the transition program, as described above under “Transition Program,” will accelerate, vest and become immediately payable.  Payments under the transition program are subject to forfeiture only upon Mr. Covert’s resignation without Good Reason.

Felicia Thornton

We entered into an employment agreement with Ms. Thornton effective November 2, 2015.  The agreement provides that if Ms. Thornton’s employment is terminated without “Cause” (as defined below) or if Ms. Thornton resigns for “Good Reason” (as defined below), Ms. Thornton will be entitled to receive the following severance payments, contingent upon Ms. Thornton executing a general release in favor of the Company and her continued compliance with all applicable post-termination restrictive covenants.

(i) if such termination is prior to November 2, 2017: (a) in addition to Ms. Thornton’s accrued benefits, she will be entitled to receive an amount equal to one and one-half times her base salary; and (b) an amount equal to the Company portion of her health care premiums (including for her spouse and eligible dependents) for 18 months following her termination date; or

(ii) if such termination is on or after November 2, 2017: (a) in addition to Ms. Thornton’s accrued benefits, she will be entitled to receive from the Company an amount equal to her base salary; and (b) an amount equal to the Company portion of her health care premiums (including for her spouse and eligible dependents) for 12 months following her termination date.

Additionally, in the event that, prior to a Change in Control (as defined in the 2012 Plan), Ms. Thornton’s employment is terminated without Cause or if Ms. Thornton resigns for Good Reason, the portion of Ms. Thornton’s options which will become vested and exercisable are (i) a pro-rata portion of her unvested time-vested options, based on the ratio of the number of days employed since the immediately preceding vesting date (or the grant date, if applicable) through the date of termination, up to 365; and (ii) a pro-rata portion of her performance-vested options (including any previously vested portion), based on the ratio of the number of days employed since the grant date through the date of termination, up to 1,460, subject to the attainment of the applicable performance requirements at any time through the last day of the fiscal year in which such termination occurs.

In the event of a Change in Control in which Ms. Thornton’s options survive such Change in Control and where Ms. Thornton’s employment is terminated without Cause or where Ms. Thornton resigns for Good Reason, the unvested portion of Ms. Thornton’s options will become fully vested and exercisable.

If Ms. Thornton’s employment is terminated as a result of her death or “Disability,” which is defined as a “total disability” (as defined in the Company’s Long Term Disability Plan, or if none is in effect, as disability is defined in Section 409A of the Internal Revenue Code of 1986, as amended), Ms. Thornton (or her estate) is entitled to receive, in addition to the accrued benefits, any unpaid annual bonus for the fiscal year completed prior to the year of such termination based on actual performance.

For purposes of the employment agreement, “Cause” means Ms. Thornton’s (i) (a) being indicted for, or charged with, a felony under Federal or state law or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor under Federal law or state law where imprisonment is imposed (other than traffic-related offenses); (ii) perpetration of an illegal act, dishonesty, or fraud that that could cause economic injury to Parent, the Company or any of their subsidiaries or any act of moral turpitude by Ms. Thornton, (iii) insubordination, or willful failure to perform duties or responsibilities for any reason other than illness or incapacity; (iv) willful misconduct or gross negligence with regard to the Company, Parent or any of their subsidiaries; (v) unlawful appropriation of a material corporate opportunity; or (vi) material breach of agreement with the Company or any of its affiliates, or breach (which will be deemed “material”) or such an agreement respecting any confidentiality or other restrictive covenant including the fair competition agreement, entered into between Ms. Thornton and the Company or any of its affiliates.  No termination of Ms. Thornton’s employment by the Company for “Cause” will be effective unless (i) the Company provides Ms. Thornton (a) written notice of the circumstances constituting “Cause” and (b) 30 days to cure such circumstances (if curable) and (ii) such circumstances have not been cured upon the expiration of such 30-day cure period. No act or omission to act by Ms. Thornton will be “willful” if conducted in good faith or with a reasonable belief that such act or omission was in the best interests of the Company.

For purposes of the employment agreement, “Good Reason” means the occurrence of any of the following without Ms. Thornton’s consent:  (i) a material reduction in Ms. Thornton’s titles, duties or authorities (including reporting responsibilities), (ii) a material reduction in Ms. Thornton’s annual base salary or target bonus, other than an across-the-board reduction applicable to all senior executives of the Company, (iii) any relocation of Ms. Thornton’s principal office by more than 50 miles; or (iv) a material breach of her employment agreement by the Company without her written consent. In each instance, in order to constitute Good Reason, Ms. Thornton must provide the Company with written notice within 60 days following the first occurrence of the circumstances constituting Good Reason, the Company must fail to cure the event within 30 days following the notice, and Ms. Thornton must then resign within 15 days following the expiration of the Company’s cure period without the Company curing such circumstances.

The following table sets forth information on the potential payments to Mr. Covert and Ms. Thornton upon certain terminations or upon a change in control, assuming such termination or change in control occurred on January 29, 2016:

Name	Cash Payments ($)		Continuation of Group Health Plans ($)	Acceleration of Vesting of Options ($)
Geoffrey J. Covert
Termination Without Cause or With Good Reason	5,967,685	(a)	—	—
Change in Control	4,721,531	(b)	—	—
Death/Disability	346,154	(c)

Felicia Thornton
Termination Without Cause or With Good Reason	975,000	(d)	16,433	—	(e)
Change in Control followed by Termination Without Cause or With Good Reason	—		—	—	(e)
Death/Disability	—		—	—

(a)                                 Cash payment for Mr. Covert represents 12 months of base salary continuation ($900,000), the value of his pro-rata bonus related to fiscal 2016 ($346,154) and the value of the unpaid payments under his transition program ($4,721,531).

(b)                                 Cash payment for Mr. Covert represents the value of the unpaid payments under his transition program ($4,721,531).

(c)                                  Cash payment for Mr. Covert represents the value of his pro-rata bonus related to fiscal 2016 ($346,154).

(d)                                 Cash payment for Ms. Thornton represents 18 months of base salary continuation ($975,000).

(e)                                  The fair market value of Parent’s common stock underlying the options held by Ms. Thornton as of January 29, 2016, the date of their separation, was lower than the exercise price of such options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

All of the outstanding membership units of 99 Cents Only Stores LLC are held directly by Parent.

The following table sets forth, as of March 31, 2016, certain information relating to the ownership of the common stock of Parent by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our current executive officers and directors as a group. Shares issuable upon the exercise of options exercisable on March 31, 2016 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  The percentages of shares outstanding provided in the table below are based upon 542,720 shares of Class A Common Stock and 542,720 shares of Class B Common Stock outstanding as of March 31, 2016.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock of Parent	Percent of Class A Common Stock of Parent		Number of Shares of Class B Common Stock of Parent		Percent of Class B Common Stock of Parent
Directors and Named Executive Officers (2)
Geoffrey J. Covert (3)	15,500	2.78%		15,500		2.78%
Felicia Thornton (4)	5,000		*	5,000			*
Jack Sinclair (5)	5,000		*	5,000			*
Stéphane Gonthier (6)	4,922		*	4,922			*
Bradley Lukow (7)	—	—		—		—
Norman Axelrod (8)	1,150		*	1,150			*
Michael Fung (9)	410		*	410			*
Andrew Giancamilli (10)	685		*	685			*
Dennis Gies (11)	—	—		—		—
David Kaplan (12)	—	—		—		—
Scott Nishi (13)	—	—		—		—
Adam Stein (14)	—	—		—		—
All of our current executive officers and directors as a group, 10 persons	27,745	4.88%		27,745		4.88%
Beneficial Owners of 5% or More of Parent’s Outstanding Common Stock
Ares Corporate Opportunities Fund III, L.P. (15)	335,900	61.89%		373,900	(16)	68.89%
CPP Investment Board (USRE II) Inc. (17)	200,000	36.85%		162,000		29.85%

*                 Less than 1% of the outstanding shares.

(1)                                 Except as otherwise noted, the address of each beneficial owner is c/o 99 Cents Only Stores LLC, 4000 Union Pacific Avenue, City of Commerce, CA 90023.

(2)                                 Through a voting agreement within the stockholders agreement, (i) Ares has the right to designate four members of the Parent Board and, subject to the approval of CPPIB, two independent members of the Parent Board, and (ii) CPPIB has the right to designate two members of the Parent Board, in each case, for so long as such Sponsor and its affiliates and permitted transferees own at least 15% of outstanding shares of Class A Common Stock.  Under the terms of the stockholders agreement, each of the Sponsors has agreed to vote in favor of the other’s director designees.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.” As a result, each of the Sponsors may be deemed to be the beneficial owner of the shares of Class A Common Stock of Parent owned by the other.  Each of Ares and CPPIB expressly disclaims beneficial ownership of the shares of Class A Common Stock of Parent not directly held by it, and such shares have not been included in the table above for purposes of calculating the number of shares beneficially owned by Ares or CPPIB.

(3)                                 Consists of 15,500 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Covert upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2016.

(4)                                 Consists of 5,000 shares of each of Class A Common Stock and Class B Common Stock issuable to Ms. Thornton upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2016.

(5)                                 Consists of 5,000 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Sinclair upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2016.

(6)                                 Consists of 4,922 shares of each of Class A Common Stock and Class B Common Stock directly held by Avenue of the Stars Investments LLC, a Delaware limited liability company (“Avenue of the Stars Investments”).  Mr. Gonthier is the manager of

Avenue of the Stars Investments and the trustee of a member of Avenue of the Stars Investments.  Such shares were purchased in connection with a Stock Purchase Agreement, dated as of September 30, 2013, for an aggregate purchase price of $5,999,918.  The address of Avenue of the Stars Investments is c/o The Corporation Trust Company, Corporation Trust Center 1209 Orange Street, Wilmington, Delaware 19801.  Mr. Gonthier resigned as President and Chief Executive of the Company and all positions, including as a director, with Parent and each of its subsidiaries effective May 25, 2015, and is no longer an employee of the Company or Parent or each of its subsidiaries.  In connection with Mr. Gonthier’s resignation, all of Mr. Gonthier’s options, whether vested or unvested, were forfeited and cancelled in the third and fourth quarters of fiscal 2016, and are no longer outstanding.  See Note 11 to the Consolidated Financial Statements.

(7)                                 Mr. Lukow resigned as Chief Financial Officer, Treasurer and Secretary of the Company and all positions with Parent and each of its subsidiaries effective June 21, 2015, and is no longer an employee of the Company or Parent or each of its subsidiaries.  Upon Mr. Lukow’s resignation, all of Mr. Lukow’s options, whether vested or unvested, were forfeited and cancelled in the second quarter of fiscal 2016, and are no longer outstanding. See Note 11 to the Consolidated Financial Statements.

(8)                                 Consists of (i) (a) 500 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Axelrod and (b) 250 shares of each of Class A Common Stock and Class B Common Stock directly held by AS Skip, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of June 11, 2012, for an aggregate purchase price of $750,000, and (ii) 400 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Axelrod upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2016.

(9)                                 Consists of (i) 310 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Fung; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $398,970 and (ii) 100 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Fung upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2016.

(10)                          Consists of (i) 410 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Giancamilli; such shares were purchased in connection with a Stock Purchase Agreement, dated as of October 8, 2013, for an aggregate purchase price of $499,790, and (ii) 275 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Giancamilli upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2016.

(11)                          The address of Mr. Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.  Mr. Gies is a Principal in the Private Equity Group of Ares Management.  Mr. Gies expressly disclaims beneficial ownership of the shares owned by Ares.

(12)                          The address of Mr. Kaplan is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.  Mr. Kaplan is a Partner in the Private Equity Group of Ares Management and Partner of Ares Management GP LLC, the general partner of Ares Management, L.P. (“Ares L.P.”), both of which indirectly control Ares.  Mr. Kaplan expressly disclaims beneficial ownership of the shares owned by Ares.

(13)                          The address of Mr. Nishi is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON,  M5C 2W5.  Mr. Nishi is a Senior Principal in the Direct Private Equity Group of CPPIB.

(14)                          The address of Mr. Stein is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.  Mr. Stein is a Partner in the Private Equity Group of Ares Management.  Mr. Stein expressly disclaims beneficial ownership of the shares owned by Ares.

(15)                          Refers to shares owned by Ares acquired in connection with the Merger.  The manager of Ares is ACOF Operating Manager III, LLC (“ACOF Operating Manager III”), and the sole member of ACOF Operating Manager III is Ares Management.  The sole member of Ares Management is Ares Management Holdings L.P. (“Ares Management Holdings”) and the general partner of Ares Management Holdings is Ares Holdco LLC (“Ares Holdco”), whose sole member is Ares Holdings Inc. (“Ares Holdings”), whose sole stockholder is Ares L.P. The general partner of Ares L.P. is Ares Management GP LLC (“Ares Management GP”) and the sole member of Ares Management GP is Ares Partners Holdco LLC (“Ares Partners” and, together with Ares, ACOF Operating Manager III, Ares Management, Ares Management Holdings, Ares Holdco, Ares Holdings, Ares L.P., and Ares Management GP, the “Ares Entities”).  Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Mr. Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal.  Decisions by Ares Partners’ board of managers generally are made by a majority of the members, which majority, subject to certain conditions, must include Mr. Ressler.  Each of the Ares Entities (other than Ares with respect to the shares held directly by it) and the members of Ares

Partners’ board of managers and the other directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of the shares of common stock owned by Ares.  The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(16)                          38,000 of these shares of Class B Common Stock are subject to (i) a call right that allows CPP Investment Board (USRE II) Inc. (“CPP”) to repurchase such stock at any time for de minimis consideration and (ii) a proxy by which Ares is to take certain actions requested by CPP to elect or remove the directors of Parent or certain other matters.

(17)                          Refers to shares owned by CPP acquired in connection with the Merger.  CPP is a wholly owned subsidiary of CPPIB.  CPPIB is managed by a board of directors.  Because the board of directors acts by consensus/majority approval, none of the directors has sole voting or dispositive power with respect to the shares of stock of Parent owned by CPP.  Mr. Nishi expressly disclaims beneficial ownership of such shares.  The address of each of CPP and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

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

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In transition fiscal 2014, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million. In fiscal 2016, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.4 million. The Sponsors provided no services to us during fiscal 2016 or fiscal 2015.

Parent Stock Purchase Agreements

In March 2015, in connection with Mr. Kvitko’s resignation as Executive Vice President and Chief Merchandising Officer of the Company and all positions held at Parent, Parent purchased all of the vested options to purchase shares of Class A Common Stock and Class B Common Stock held by Mr. Kvitko, for an aggregate consideration of approximately $0.4 million.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares are lenders.  As of January 30, 2015 these affiliates held approximately $1.4 million of term loans under the First

Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan Facility.

Senior Notes

Various funds affiliated with Ares and Canada Pension Plan Investment Board have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Director Independence

As of March 31, 2016, the Parent Board was comprised of Norman Axelrod, Michael Fung, Andrew Giancamilli, Dennis Gies, Geoffrey Covert, David Kaplan, Scott Nishi and Adam Stein.  Pursuant to the stockholders agreement of Parent, Messrs. Axelrod, Gies, Kaplan and Stein were designated by Ares and Mr. Nishi was designated by CPPIB.  Messrs. , Fung and Giancamilli were designated and approved by the Sponsors.  Mr. Covert, as chief executive officer, was elected pursuant to the stockholders agreement of Parent.  We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors or other governing body be independent.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as our independent registered public accounting firm and reported on our Consolidated Financial Statements for fiscal 2016 and fiscal 2015.

Services provided by EY and related fees for fiscal 2016 and fiscal 2015 were as follows:

	Year Ended January 29, 2016	Year Ended January 30, 2015

Audit Fees (a)	$1,316,871	$1,234,571
Audit Related Fees(b)	—	—
Tax Fees(c)	94,960	135,045
All Other Fees	—	—

(a)         Includes fees necessary to perform an audit or quarterly review in accordance with generally accepted auditing standards and services that generally only the independent registered public accounting firm can reasonably provide, such as attest services, consents and assistance with, and review of, documents filed with the Securities and Exchange Commission.

(b)         Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements.

(c)          Includes fees for tax compliance services and other on-call tax advisory services.

The Audit Committee has considered whether the provision of non-audit services by our principal registered public accounting firm is compatible with maintaining auditor independence and determined that it is.  Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The Audit Committee has a practice of granting pre-approval to certain specific audit and audit-related services and other services.  The Audit Committee pre-approved 100% of the audit and tax services provided by EY during fiscal 2016 and fiscal 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedule

a)       Financial Statements. Reference is made to the Index to the Financial Statements set forth in Item 8 on page 48 of this Report.

Financial Statement Schedules. All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included herein.

b)       Exhibits.  The exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

99 Cents Only Stores LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period

For the year ended January 29, 2016
Allowance for doubtful accounts	$58	116	34	$140
Tax valuation allowance	$—	81,760	—	$81,760

For the year ended January 30, 2015
Allowance for doubtful accounts	$107	67	116	$58
Tax valuation allowance	$—	—	—	$—

For the ten months ended January 31, 2014
Allowance for doubtful accounts	$84	136	113	$107
Tax valuation allowance	$11,610	—	11,610	$—

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Number Holdings, Inc., Number Merger Sub, Inc. and Registrant, dated October 11, 2011.(1)
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.5	Certificate of Incorporation of 99 Cents Only Stores Texas, Inc.(5)
3.6	Bylaws of 99 Cents Only Stores Texas, Inc.(5)
4.1	Indenture, dated as of December 29, 2011, between Number Merger Sub, Inc. and Wilmington Trust, National Association, as trustee.(3)
4.2	Supplemental Indenture, dated as of January 13, 2012, among the Registrant, 99 Cents Only Stores Texas, Inc., 99 Cents Only Stores and Wilmington Trust, National Association, as trustee.(3)
4.3	Registration Rights Agreement, dated as of December 29, 2011, between Number Merger Sub, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers (as defined therein).(3)
10.1

$175,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent and Issuer (as defined therein), BMO Harris Bank N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘ABL Credit Agreement’’).(3)

10.2

$525,000,000 Credit Agreement, dated as of January 13, 2012, among the Registrant, Number Holdings, Inc., the lenders party thereto, Royal Bank of Canada, as administrative agent, BMO Capital Markets and Deutsche Bank Securities Inc., as co-syndication agents, and the other agents named therein (the ‘‘Term Credit Agreement’’).(3)

10.3

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

10.5	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.6	Guaranty, dated as of January 13, 2012, among Number Holdings, Inc, the other Guarantors (as defined therein) and the Royal Bank of Canada, as administrative agent and collateral agent.(3)
10.7

Intercreditor Agreement, dated as of January 13, 2012, between the Royal Bank of Canada, as administrative agent under the ABL Facility (as defined herein), and the Royal Bank of Canada, as administrative agent under the Term Loan Facility (as defined herein).(3)

10.8	2012 Stock Incentive Plan of Number Holdings, Inc.(5)
10.9	Form of Non-Qualified Stock Option Agreement pursuant to the 2012 Stock Incentive Plan.(5)
10.10	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and ACOF Operating Manager III, LLC.(6)
10.11	Management Services Agreement, dated as of January 13, 2012, by and among Number Holdings, Inc., the Registrant and CPPIB Equity Investments Inc.(6)
10.12	Amendment No. 1 to the ABL Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto and Royal Bank of Canada, as administrative agent.(7)
10.13

Amendment No. 1 to the Term Credit Agreement, dated as of April 4, 2012, among the Registrant, Number Holdings, Inc., each other Loan Party thereto, each Participating Lender Party thereto and Royal Bank of Canada, as administrative agent.(7)

10.14	Employment Agreement, dated September 3, 2013, among the Registrant and Stéphane Gonthier. (2)
10.15	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of October 9, 2013, between Number Holdings, Inc. and Stéphane Gonthier.(2)
10.16	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.(2)

10.17

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.18

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.19

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer.(8)

10.20

Stockholders Agreement, dated as of January 13, 2012, among Number Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and the Other Stockholders party thereto.(5)

10.21	First Amendment to Stockholders Agreement, dated as of December 16, 2013, by and between Ares Corporate Opportunities Fund III, L.P. and CPP Investment Board (USRE II) Inc.(4)
10.22	Severance Agreement, dated as of April 17, 2013, among the Registrant and Mike Kvitko.(9)
10.23	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of February 5, 2015, among Number Holdings, Inc. and Bradley Lukow.(9)
10.24	Consulting Agreement, dated July 6, 2015, among the Registrant and Bradley Lukow.(10)
10.25	Consulting Agreement, dated May 26, 2015, among the Registrant and Stéphane Gonthier.(11)
10.26	Consulting Agreement, dated May 26, 2015, among the Registrant and Andrew Giancamilli.(11)
10.27	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung.(12)
10.28

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(12)

10.29	Employment Agreement, dated September 11, 2015, among the Registrant and Geoffrey J. Covert.(14)
10.30	Non-Qualified Stock Option Agreement ($750) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(14)
10.31	Non-Qualified Stock Option Agreement ($1000) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(14)
10.32	Employment Agreement, dated October 31, 2015, among the Registrant and Felicia Thornton.(13)
10.33	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton.(14)
10.34	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of December 2, 2015, between Number Holdings, Inc. and Jack Sinclair.*
10.35

Amendment No. 4 to the ABL Credit Agreement, dated April 8, 2016, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(15)

21.0	Subsidiaries*
31(a)	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31(b)	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32(a)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32(b)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith.

(1) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 11, 2011.

(2) Incorporated by reference from the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 8, 2013.

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2012.

(4) Incorporated by reference from the Registrant’s 2014 Transition Report on Form 10-KT as filed with the Securities and Exchange Commission on April 22, 2014.

(5) Incorporated by reference from the Registrant’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 9, 2012.

(6) Incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on August 29, 2012.

(7) Incorporated by reference from the Registrant’s Amendment No. 2 to Registration Statement on Form S-4/A as filed with the Securities and Exchange Commission on September 21, 2012.

(8) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2013.

(9) Incorporated by reference from the Registrant’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 22, 2015

(10) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2015

(11) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 11, 2015.

(12) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2015.

(13) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2015.

(14) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 14, 2015.

(15) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

99 CENTS ONLY STORES LLC

/s/ Geoffrey J. Covert
Date: April 28, 2016	By:	Geoffrey J. Covert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey J. Covert
Geoffrey J. Covert	President, Chief Executive Officer and Director (principal executive officer)	April 28, 2016

/s/ Felicia Thornton
Felicia Thornton	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	April 28, 2016

/s/ Norman Axelrod
Norman Axelrod	Director	April 28, 2016

/s/ Michael Fung
Michael Fung	Director	April 28, 2016

/s/Andrew Giancamilli
Andrew Giancamilli	Chairman of the Board	April 28, 2016

/s/ Dennis Gies
Dennis Gies	Director	April 28, 2016

/s/ Scott Nishi
Scott Nishi	Director	April 28, 2016

/s/ Adam Stein
Adam Stein	Director	April 28, 2016

/s/ David Kaplan
David Kaplan	Director	April 28, 2016