Form 10-Q
period 2016-04-29
99 CENTS ONLY STORES LLC
filed 2016-06-10
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2016

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

As of June 10, 2016, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores LLC and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate) and (c) our investments in our existing stores, warehouse and distribution facilities and information systems, that are not historical in nature.  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the conversion to a California limited liability company effective October 18, 2013 and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after such conversion.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in the Company’s Annual Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended January 29, 2016 filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 29, 2016	January 29, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,376	$2,312
Accounts receivable, net of allowance for doubtful accounts of $168 and $140 at April 29, 2016 and January 29, 2016, respectively	1,661	1,674
Income taxes receivable	2,222	3,665
Inventories, net	166,965	196,651
Assets held for sale	2,308	2,308
Other	15,337	18,603
Total current assets	190,869	225,213
Property and equipment, net	540,153	542,570
Deferred financing costs, net	5,062	916
Intangible assets, net	451,768	453,242
Goodwill	387,772	387,772
Deposits and other assets	8,273	7,319
Total assets	$1,583,897	$1,617,032

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,563	$79,197
Payroll and payroll-related	20,060	18,421
Sales tax	6,501	13,314
Other accrued expenses	50,418	41,464
Workers’ compensation	76,506	76,389
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	1,073	989
Total current liabilities	235,259	235,912
Long-term debt, net of current portion	867,566	875,843
Unfavorable lease commitments, net	5,289	5,746
Deferred rent	27,565	27,389
Deferred compensation liability	735	709
Capital and financing lease obligation, net of current portions	35,941	34,817
Deferred income taxes	163,045	163,045
Other liabilities	4,909	5,118
Total liabilities	1,340,309	1,348,579
Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at April 29, 2016 and January 29, 2016	550,390	550,226
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(287,605)	(262,411)
Other comprehensive income (loss)	3	(162)
Total equity	243,588	268,453
Total liabilities and equity	$1,583,897	$1,617,032

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the First Quarter Ended
	April 29, 2016	May 1, 2015
Net Sales:
99¢ Only Stores	$501,766	$494,808
Bargain Wholesale	11,163	11,361
Total sales	512,929	506,169
Cost of sales	363,962	349,546
Gross profit	148,967	156,623
Selling, general and administrative expenses	157,229	150,172
Operating (loss) income	(8,262)	6,451
Other (income) expense:
Interest income	(2)	(3)
Interest expense	16,526	16,272
Loss on extinguishment	335	—
Total other expense, net	16,859	16,269
Loss before provision for income taxes	(25,121)	(9,818)
Provision (benefit) for income taxes	73	(10,989)
Net (loss) income	$(25,194)	$1,171
Other comprehensive income, net of tax:

Unrealized losses on interest rate cash flow hedge	(214)	(76)
Less: reclassification adjustment included in net income	379	243
Other comprehensive income, net of tax	165	167

Comprehensive (loss) income	$(25,029)	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	April 29, 2016	May 1, 2015
Cash flows from operating activities:
Net (loss) income	$(25,194)	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,302	15,803
Amortization of deferred financing costs and accretion of OID	1,304	1,146
Amortization of intangible assets	437	444
Amortization of favorable/unfavorable leases, net	587	435
Loss on extinguishment of debt	335	—
Gain on disposal of fixed assets	(34)	(32)
Loss on interest rate hedge	409	359
Stock-based compensation	164	634
Changes in assets and liabilities associated with operating activities:
Accounts receivable	13	(297)
Inventories	29,686	(5,888)
Deposits and other assets	1,758	594
Accounts payable	(5,170)	13,054
Accrued expenses	3,403	3,380
Accrued workers’ compensation	117	(370)
Income taxes	1,443	(11,405)
Deferred rent	176	1,219
Other long-term liabilities	(166)	(102)
Net cash provided by operating activities	25,570	20,145
Cash flows from investing activities:
Purchases of property and equipment	(13,373)	(25,642)
Proceeds from sale of property and fixed assets	4	1,437
Net cash used in investing activities	(13,369)	(24,205)
Cash flows from financing activities:
Payment of long-term debt	(1,535)	(1,535)
Proceeds under revolving credit facility	64,800	126,300
Payments under revolving credit facility	(72,600)	(130,400)
Payments of debt issuance costs	(4,594)	—
Proceeds from financing lease obligations	2,031	—
Payments of capital and financing lease obligations	(239)	(23)
Payments to repurchase stock options of Number Holdings, Inc.	—	(362)
Net cash used in financing activities	(12,137)	(6,020)
Net increase (decrease) in cash	64	(10,080)
Cash - beginning of period	2,312	12,463
Cash - end of period	$2,376	$2,383
Supplemental cash flow information:
Income taxes refunded	$(1,370)	$—
Interest paid	$8,365	$9,125
Non-cash investing activities for purchases of property and equipment	$(536)	$6,381

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2016) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of April 29, 2016, the Company operated 392 retail stores with 284 in California, 49 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Parent with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded equity company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2016.  In the opinion of the Company’s management, these interim unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending January 27, 2017 (“fiscal 2017”).

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The first quarter ended April 29, 2016 (“the first quarter of fiscal 2017”) and the first quarter ended May 1, 2015 (“the first quarter of fiscal 2016”) were each comprised of 91 days.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted Accounting Standard Update(“ASU”)  No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires the Company to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The adoption of this accounting standard resulted in the reclassification of $11.5 million of debt issuance costs (net of accumulated amortization) from deferred financing costs, net to long-term debt, net of current portion on the Company’s consolidated balance sheet at January 29, 2016.  The Company also early adopted Accounting

Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as long-term on the balance sheet.  The adoption of this accounting standard resulted in the reclassification of $16.6 million of deferred income tax from current assets to long-term deferred income taxes liability on the Company’s consolidated balance sheet at January 29, 2016.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $2.1 million and $7.9 million as of April 29, 2016 and January 29, 2016, respectively.

Allowance for Doubtful Accounts

In connection with its wholesale business, the Company evaluates the collectability of accounts receivable based on a combination of factors.  In cases where the Company is aware of circumstances that may impair a specific customer’s or tenant’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  For all other customers and tenants, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experiences.

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

During the first quarter of each of fiscal 2017 and fiscal 2016, the Company did not record any long-lived asset impairment charges.

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

During the first quarter of fiscal 2017, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to or greater than the fair market value of the stock at the dates of grant.  The fair value of options that vest based on the Company’s and Parent’s achievement of certain performance hurdles were valued using a Monte Carlo simulation method. The fair value of options granted to the current Chief Executive Officer were valued using a binomial model and the Monte Carlo simulation method.   Refer to Note 8, “Stock-Based Compensation” for further discussion of the Company’s stock-based compensation.

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

Cost of Sales

Cost of sales includes the cost of inventory, freight in, obsolescence, spoilage, scrap and inventory shrink, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements such as reaching a certain volume of purchases of a vendor’s products are included as a reduction of cost of sales when such contractual milestones are reached or based on other systematic and rational approaches where possible.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of April 29, 2016 and January 29, 2016.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	April 29, 2016				January 29, 2016
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(91,973)	$—	$387,772	$479,745	$(91,973)	$—	$387,772
Trade name	410,000	—	—	410,000	410,000	—	—	410,000
Total indefinite lived intangible assets	$889,745	$(91,973)	$—	$797,772	$889,745	$(91,973)	$—	$797,772
Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(421)	$1,009	$2,000	$(570)	$(405)	$1,025
Bargain Wholesale customer relationships	20,000	—	(7,166)	12,834	20,000	—	(6,752)	13,248
Favorable leases	46,543	(566)	(18,052)	27,925	46,543	(566)	(17,008)	28,969
Total finite lived intangible assets	68,543	(1,136)	(25,639)	41,768	68,543	(1,136)	(24,165)	43,242
Total goodwill and other intangible assets	$958,288	$(93,109)	$(25,639)	$839,540	$958,288	$(93,109)	$(24,165)	$841,014

	April 29, 2016				January 29, 2016
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 14	$19,835	$(14,546)	$5,289	1 to 14	$19,835	$(14,089)	$5,746

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	April 29, 2016	January 29, 2016
Land	$170,871	$170,871
Buildings	111,205	111,205
Buildings improvements	75,649	74,157
Leasehold improvements	196,713	192,405
Fixtures and equipment	200,891	194,671
Transportation equipment	11,817	11,835
Construction in progress	19,956	18,073
Total property and equipment	787,102	773,217
Less: accumulated depreciation and amortization	(246,949)	(230,647)
Property and equipment, net	$540,153	$542,570

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the First Quarter Ended
	April 29, 2016	May 1, 2015

Net (loss) income	$(25,194)	$1,171
Unrealized loss on interest rate cash flow hedge, net of tax effects of $0, and $(51) for the first quarter of each of fiscal 2017 and fiscal 2016, respectively	(214)	(76)
Reclassification adjustment, net of tax effects of $0 and $162 for the first quarter of each of fiscal 2017 and fiscal 2016, respectively	379	243
Total unrealized gains, net	165	167
Total comprehensive (loss) income	$(25,029)	$1,338

Amounts in accumulated other comprehensive income (loss) as of April 29, 2016 and January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in the first quarter of fiscal 2017 and fiscal 2016 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	April 29, 2016	January 29, 2016

ABL Facility	$40,000	$47,800
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $3,933 and $4,724 as of April 29, 2016 and January 29, 2016, respectively	594,533	595,726
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(10,829)	(11,545)
Total debt	873,704	881,981
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$867,566	$875,843

As of April 29, 2016 and January 29, 2016, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	April 29, 2016	January 29, 2016

ABL Facility (included in non-current deferred financing costs)	$5,062	$916
First Lien Term Loan Facility (included in long-term debt, net of current portion)	4,037	4,387
Senior Notes (included in long-term debt, net of current portion)	6,792	7,158
Total deferred financing costs, net	$15,891	$12,461

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of April 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of April 29, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of April 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $598.5 million.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2016.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of April 29, 2016, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of April 29, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at April 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.5% for the quarter ended April 29, 2016).  The Company must also pay customary letter of credit fees and agency fees.

As of April 29, 2016, borrowings under the ABL Facility were $40.0 million, outstanding letters of credit were $11.0 million and availability under the ABL Facility subject to the borrowing base, was $56.5 million.  As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million.

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

On April 8, 2016, the Company amended its ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes (as defined below), unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date”) (such amendment, the “Fourth Amendment”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  The initial applicable margin for borrowings under the ABL Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

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

In connection with the Fourth Amendment and in the first quarter of fiscal 2017, the Company recognized a loss on debt extinguishment of approximately $0.3 million related to a portion of the unamortized debt issuance costs. The Company recorded $4.7 million of debt issuance costs in connection with the Fourth Amendment in the first quarter of fiscal 2017 as part of non-current deferred financing costs.

As of April 29, 2016, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of April 29, 2016, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the First Quarter Ended
	April 29, 2016	May 1, 2015

First Lien Term Loan Facility	$7,229	$7,248
ABL Facility	555	521
Senior Notes	6,875	6,951
Amortization of deferred financing costs and OID	1,302	1,146
Other interest expense	565	406
Interest expense	$16,526	$16,272

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

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert’s as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at April 29, 2016 and January 29, 2016. The Company recognizes the expense associated with these payments over the requisite service period.

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	April 29, 2016	January 29, 2016

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$408	$569
Accumulated other comprehensive (income) loss, net of tax (included in member’s equity)	$(3)	$162
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$1,010	$1,033
Transition payments (included in other long-term liabilities)	$212	$172

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the First Quarter Ended
	April 29, 2016	May 1, 2015

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$214	$76
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$379	$243
(Loss) gain related to ineffective portion of derivative recognized in interest expense	$30	$(46)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$869	$—

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of April 29, 2016:

	April 29, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$735	$735	$—	$—
LIABILITIES
Other current liabilities — interest rate swap	$408	$—	$408	$—
Other current liabilities — transition payments	$1,010	$—	$—	$1,010
Other long-term liabilities — transition payments	$212	$—	$—	$212
Other long-term liabilities — deferred compensation	$735	$735	$—	$—

Level 1 measurements include $0.7 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

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

The Company did not have any transfers in and out of Levels 1 and 2 during the first quarter of fiscal 2017.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 29, 2016:

	January 29, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$709	$709	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$569	$—	$569	$—
Other current liabilities — transition payments	$1,033	$—	$—	$1,033
Other long-term liabilities — transition payments	$172	$—	$—	$172
Other long-term liabilities — deferred compensation	$709	$709	$—	$—

Level 1 measurements include $0.7 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

Level 2 measurements include interest rate swap agreement estimated using industry standard valuation models using market-based observable inputs, including interest rate curves.

Level 3 measurements include transition payments to Mr. Covert estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the First Quarter Ended
Transition Payments	April 29, 2016	May 1, 2015
Description
Beginning balance	$(1,205)	$—
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	(869)	—
Included in other comprehensive loss	—	—
Purchases, sales, issues and settlements:
Settlements	852	—
Ending balance	$(1,222)	$—

Total amount of unrealized losses for the period included in earnings relating to liabilities held at the reporting period	$(570)	$—

(1)         Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of April 29, 2016 and January 29, 2016.

The fair value of the First Lien Term Loan Facility was estimated at $439.9 million, or $158.6 million lower than its carrying value, as of April 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $393.0 million, or $207.0 million lower than its carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $107.5 million, or $142.5 million lower than the carrying value, as of April 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $103.1 million, or $146.9 million lower than the carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent.  As of April 29, 2016, options for 69,140 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 22,765 time-based employee options outstanding as of April 29, 2016.

In the fourth quarter of fiscal 2016, 5,000 options were granted to the new Chief Merchandising Officer of the Company and Parent, which will vest based on the achievement of certain performance targets.  The Company has deferred recognition of the stock-based compensation expense for these performance-based stock options due to repurchase rights and transfer restrictions included in the terms of the award.  The nature of the repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence.  Additionally, the Company has deferred recognition of the stock-based compensation expense for these performance-based options until it is probable that the performance targets will be achieved.  The fair value of these performance-based options was estimated at the date of grant using the Black-Scholes pricing model.

Director Option Grants

Options granted to board members generally become exercisable over a three, four or five year service period and have terms of ten years from date of the grant.  Options granted to these board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards.  The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the first quarter of each of fiscal 2017 and fiscal 2016, the Company recorded stock-based compensation expense of $0.2 million and $0.6 million, respectively.

There were no stock option grants in the first quarter of fiscal 2017.

The following summarizes stock option activity in the first quarter of fiscal 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	69,585	$910
Granted	—	$—
Exercised	—	$—
Cancelled	(445)	$1,170
Outstanding at the end of the period	69,140	$909	8.9
Exercisable at the end of the period	9,277	$1,060	6.5

The following table summarizes the stock awards available for grant under the 2012 Plan as of April 29, 2016:

Number of Shares
Available for grant as of January 29, 2016	14,725
Authorized	—
Granted	—
Cancelled	445
Available for grant at April 29, 2016	15,170

9.                                      Related-Party Transactions

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan.  As of April 29, 2016 and June 6, 2016, funds affiliated with Ares and CPPIB held approximately $45.9 million and $131.7 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of April 29, 2016 and January 29, 2016 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first quarter of fiscal 2017 was a provision rate of (0.3)% compared to a benefit rate of  rate of 111.9% for the first quarter of fiscal 2016.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The change in the effective tax rate is primarily due to the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016 as discussed below, and the effect of not recognizing the benefit of losses incurred in fiscal 2017 in jurisdictions where we concluded is it more likely than not that such benefits would not be realized.

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

As of January 29, 2016, the valuation allowance increased to $81.8 million, which was primarily related to an increase in losses incurred during fiscal 2016.

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

As of April 29, 2016 and January 29, 2016, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of April 29, 2016 and January 29, 2016, the Company had recorded a liability of $76.4 million and $76.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of April 29, 2016 and January 29, 2016 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of April 29, 2016 and January 29, 2016, the Company had recorded a liability of $0.4 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a PAGA claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The Court has set a case management conference for June 15, 2016.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that it could face as a result of such lawsuit.

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

12.                               Assets Held for Sale

Assets held for sale as of April 29, 2016 and January 29, 2016 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with an aggregate carrying value of $2.3 million.

13.                               Other Accrued Expenses

Other accrued expenses as of April 29, 2016 and January 29, 2016 are as follows (in thousands):

	April 29, 2016	January 29, 2016
Accrued interest	$13,731	$6,875
Accrued occupancy costs	11,167	11,433
Accrued legal reserves and fees	8,723	8,371
Accrued interest swap	408	569
Accrued California Redemption Value	2,461	2,225
Accrued transportation	5,550	3,508
Other	8,378	8,483
Total other accrued expenses	$50,418	$41,464

14.                               New Authoritative Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company adopted the ASU 2014-12 in the first quarter of fiscal 2017 and such adoption did not have a material impact on the Company or its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.  If substantial doubt exists, additional disclosures are required. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt this standard in the annual period ended January 27, 2017 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the concept of extraordinary items under GAAP, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations.  This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2017 and such adoption did not have a material impact on the Company or its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.”  This ASU amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The amendment modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, among other provisions.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this standard in the first quarter of fiscal 2017 and such adoption did not have a material impact on the Company or its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires companies to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement.” ASU 2015-15 clarifies the presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. For line-of-credit arrangements, an entity can continue to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These standards are effective for public companies for annual periods beginning after December 15, 2015 as well as interim periods within those annual periods using the retrospective approach. The Company adopted this guidance retrospectively in the first quarter of fiscal 2017. As a result, the presentation of $11.5 million of debt issuance costs (net of accumulated amortization) have been reclassified from deferred financing costs, net to long-term debt, net of current portion as of January 29, 2016.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”  This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this standard in the first quarter of fiscal 2017 and such adoption did not have a material impact on the Company or its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This ASU simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and allows for either prospective or retrospective adoption, with early adoption permitted. The Company adopted this guidance retrospectively in the first quarter of fiscal 2017.  As a result, the presentation of $16.6 million of deferred income taxes have been reclassified from current assets to long-term deferred income tax liabilities as of January 29, 2016.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU revises an entity’s accounting on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease.  This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and is anticipating a material impact because the Company is party to a significant number of lease contracts.

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model.  Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance.” The amendments finalize the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion impacts whether an entity reports revenue on a gross or net basis.  The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. This ASU will require companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. The guidance will also allow entities to make an alternative policy election to account for forfeitures as they occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. This ASU provides guidance on accounting for licenses of intellectual property and identifying performance obligations.  The amendments clarify how an entity should evaluate its promise when granting a license of in intellectual property. They also clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of the contract.  The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of April 29, 2016 and January 29, 2016, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of April 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,285	$1,061	$30	$—	$2,376
Accounts receivable, net	1,583	78	—	—	1,661
Income taxes receivable	2,222	—	—	—	2,222
Inventories, net	146,057	20,908	—	—	166,965
Assets held for sale	2,308	—	—	—	2,308
Other	13,992	1,345	—	—	15,337
Total current assets	167,447	23,392	30	—	190,869
Property and equipment, net	483,513	56,615	25	—	540,153
Deferred financing costs, net	5,062	—	—	—	5,062
Equity investments and advances to subsidiaries	641,177	569,353	1,965	(1,212,495)	—
Intangible assets, net	449,839	1,929	—	—	451,768
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	7,903	362	8	—	8,273
Total assets	$2,142,713	$651,651	$2,028	$(1,212,495)	$1,583,897

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$70,458	$4,105	$—	$—	$74,563
Intercompany payable	570,237	584,480	2,534	(1,157,251)	—
Payroll and payroll-related	18,562	1,498	—	—	20,060
Sales tax	5,955	546	—	—	6,501
Other accrued expenses	47,391	2,985	42	—	50,418
Workers’ compensation	76,431	75	—	—	76,506
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	1,073	—	—	—	1,073
Total current liabilities	796,245	593,689	2,576	(1,157,251)	235,259
Long-term debt, net of current portion	867,566	—	—	—	867,566
Unfavorable lease commitments, net	5,260	29	—	—	5,289
Deferred rent	25,424	2,140	1	—	27,565
Deferred compensation liability	735	—	—	—	735
Capital and financing lease obligation, net of current portion	35,941	—	—	—	35,941
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	4,909	—	—	—	4,909
Total liabilities	1,899,125	595,858	2,577	(1,157,251)	1,340,309
Member’s Equity:
Member units	550,390	—	1	(1)	550,390
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(287,605)	(44,150)	(550)	44,700	(287,605)
Other comprehensive income	3	—	—	—	3
Total equity	243,588	55,793	(549)	(55,244)	243,588
Total liabilities and equity	$2,142,713	$651,651	$2,028	$(1,212,495)	$1,583,897

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,266	$1,009	$37	$—	$2,312
Accounts receivable, net	1,568	106	—	—	1,674
Income taxes receivable	3,665	—	—	—	3,665
Deferred income taxes	—	—	—	—	—
Inventories, net	171,691	24,960	—	—	196,651
Assets held for sale	2,308	—	—	—	2,308
Other	17,296	1,294	13	—	18,603
Total current assets	197,794	27,369	50	—	225,213
Property and equipment, net	484,764	57,780	26	—	542,570
Deferred financing costs, net	916	—	—	—	916
Equity investments and advances to subsidiaries	604,542	527,905	1,836	(1,134,283)	—
Intangible assets, net	451,245	1,997	—	—	453,242
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	6,932	379	8	—	7,319
Total assets	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,313	$4,884	$—	$—	$79,197
Intercompany payable	528,767	545,012	2,381	(1,076,160)	—
Payroll and payroll-related	17,024	1,397	—	—	18,421
Sales tax	12,801	513	—	—	13,314
Other accrued expenses	38,714	2,718	32	—	41,464
Workers’ compensation	76,314	75	—	—	76,389
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	989	—	—	—	989
Total current liabilities	755,060	554,599	2,413	(1,076,160)	235,912
Long-term debt, net of current portion	875,843	—	—	—	875,843
Unfavorable lease commitments, net	5,702	44	—	—	5,746
Deferred rent	25,218	2,168	3	—	27,389
Deferred compensation liability	709	—	—	—	709
Capital and financing lease obligation, net of current portion	34,817	—	—	—	34,817
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	5,118	—	—	—	5,118
Total liabilities	1,865,512	556,811	2,416	(1,076,160)	1,348,579

Member’s Equity:
Member units	550,226	—	1	(1)	550,226
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(262,411)	(41,324)	(497)	41,821	(262,411)
Other comprehensive loss	(162)	—	—	—	(162)
Total equity	268,453	58,619	(496)	(58,123)	268,453
Total liabilities and equity	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended April 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$469,222	$43,707	$—	$—	$512,929
Cost of sales	330,342	33,620	—	—	363,962
Gross profit	138,880	10,087	—	—	148,967
Selling, general and administrative expenses	144,263	12,913	53	—	157,229
Operating loss	(5,383)	(2,826)	(53)	—	(8,262)
Other (income) expense:
Interest income	(2)	—	—	—	(2)
Interest expense	16,526	—	—	—	16,526
Loss on extinguishment of debt	335	—	—	—	335
Equity in loss (earnings) of subsidiaries	2,879	—	—	(2,879)	—
Total other expense, net	19,738	—	—	(2,879)	16,859
(Loss) income before provision for income taxes	(25,121)	(2,826)	(53)	2,879	(25,121)
Provision for income taxes	73	—	—	—	73
Net (loss) income	$(25,194)	$(2,826)	$(53)	$2,879	$(25,194)
Comprehensive (loss) income	$(25,029)	$(2,826)	$(53)	$2,879	$(25,029)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended May 1, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$462,042	$44,127	$109	$(109)	$506,169
Cost of sales	316,767	32,779	—	—	349,546
Gross profit	145,275	11,348	109	(109)	156,623
Selling, general and administrative expenses	137,132	13,045	104	(109)	150,172
Operating income (loss)	8,143	(1,697)	5	—	6,451
Other (income) expense:
Interest income	(3)	—	—	—	(3)
Interest expense	16,272	—	—	—	16,272
Equity in loss (earnings) of subsidiaries	1,692	—	—	(1,692)	—
Total other expense, net	17,961	—	—	(1,692)	16,269
(Loss) income before provision for income taxes	(9,818)	(1,697)	5	1,692	(9,818)
Benefit for income taxes	(10,989)	—	—	—	(10,989)
Net income (loss)	$1,171	$(1,697)	$5	$1,692	$1,171
Comprehensive income (loss)	$1,338	$(1,697)	$5	$1,692	$1,338

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended April 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,784	$792	$(6)	$—	$25,570
Cash flows from investing activities:
Purchases of property and equipment	(12,632)	(740)	(1)	—	(13,373)
Proceeds from sales of fixed assets	4	—	—	—	4
Net cash used in investing activities	(12,628)	(740)	(1)	—	(13,369)

Cash flows from financing activities:
Payments of long-term debt	(1,535)	—	—	—	(1,535)
Proceeds under revolving credit facility	64,800	—	—	—	64,800
Payments under revolving credit facility	(72,600)	—	—	—	(72,600)
Payments of debt issuance costs	(4,594)	—	—	—	(4,594)
Proceeds from financing lease obligations	2,031	—	—	—	2,031
Payments of capital and financing lease obligations	(239)	—	—	—	(239)
Net cash used in financing activities	(12,137)	—	—	—	(12,137)
Net increase (decrease) in cash	19	52	(7)	—	64
Cash — beginning of period	1,266	1,009	37	—	2,312
Cash — end of period	$1,285	$1,061	$30	$—	$2,376

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended May 1, 2015

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,245	$(1,140)	$40	$—	$20,145
Cash flows from investing activities:
Purchases of property and equipment	(25,200)	(440)	(2)	—	(25,642)
Proceeds from sale of fixed assets	9	1,428	—	—	1,437
Net cash (used in) provided by investing activities	(25,191)	988	(2)	—	(24,205)

Cash flows from financing activities:
Payments of long—term debt	(1,535)	—	—	—	(1,535)
Proceeds under revolving credit facility	126,300	—	—	—	126,300
Payments under revolving credit facility	(130,400)	—	—	—	(130,400)
Payments of capital lease obligation	(23)	—	—	—	(23)
Payments to repurchase stock options of Number Holdings, Inc.	(362)	—	—	—	(362)
Net cash used in financing activities	(6,020)	—	—	—	(6,020)
Net (decrease) increase in cash	(9,966)	(152)	38	—	(10,080)
Cash — beginning of period	11,333	1,097	33	—	12,463
Cash — end of period	$1,367	$945	$71	$—	$2,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2016) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.

General

We are an extreme value retailer of consumable and general merchandise and seasonal products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving.  In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB”).

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal year 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  Fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The first quarter ended April 29, 2016 (“the first quarter of fiscal 2017”) and the first quarter ended May 1, 2015 (“the first quarter of fiscal 2016”) were each comprised of 91 days.

For the first quarter of fiscal 2017, we had net sales of $512.9 million, operating loss of $8.3 million and a net loss of $25.2 million.  Sales increased during the first quarter of fiscal 2017 over the same period in fiscal 2016 primarily due to the full quarter effect of new stores opened in fiscal 2016. Same-store sales were flat compared to the first quarter of fiscal 2016.  First quarter of fiscal 2017 results were negatively impacted by higher shrinkage as further discussed in “Results of Operations — First Quarter Ended April 29, 2016 Compared to First Quarter Ended May 1, 2015 — Gross Profit” and higher payroll-related expenses as further discussed in “Results of Operations — First Quarter Ended April 29, 2016 Compared to First Quarter Ended May 1, 2015 — Selling, General and Administrative Expenses”.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

In the first quarter of fiscal 2017, we opened one new store. In fiscal 2017, we currently intend to open up to six to eight new stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in fiscal 2017 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.  Since the filing of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016, there have been no other significant changes to our critical accounting policies and estimates.

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

Cost of Sales: Cost of sales includes the cost of inventory, freight-in, obsolescence, spoilage, scrap and inventory shrink, and is net of discounts and allowances.  Cost of sales also includes receiving, warehouse costs and distribution costs (which include payroll and associated costs, occupancy, transportation to and from stores and depreciation expense).  Cash discounts for satisfying early payment terms are recognized when payment is made, and allowances and rebates based upon milestone achievements, such as reaching a certain volume of purchases of a vendor’s products, are included as a reduction of cost of sales when such contractual milestones are reached or based on other systematic and rational approaches where possible.

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

Other (Income) Expense: Other (income) expense relates primarily to interest expense on our debt and capitalized and financing leases and loss on extinguishment of debt.

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the First Quarter Ended
	April 29, 2016	% of Net Sales	May 1, 2015	% of Net Sales
Net Sales:
99¢ Only Stores	$501,766	97.8%	$494,808	97.8%
Bargain Wholesale	11,163	2.2	11,361	2.2
Total sales	512,929	100.0	506,169	100.0
Cost of sales	363,962	71.0	349,546	69.1
Gross profit	148,967	29.0	156,623	30.9
Selling, general and administrative expenses	157,229	30.7	150,172	29.7
Operating (loss) income	(8,262)	(1.6)	6,451	1.3
Other (income) expense:
Interest income	(2)	0.0	(3)	0.0
Interest expense	16,526	3.2	16,272	3.2
Loss on extinguishment of debt	335	0.1	—	0.0
Total other expense, net	16,859	3.3	16,269	3.2
Loss before provision for income taxes	(25,121)	(4.9)	(9,818)	(1.9)
Provision (benefit) for income taxes	73	(0.0)	(10,989)	(2.2)
Net income (loss)	$(25,194)	(4.9)%	$1,171	0.2%

First Quarter Ended April 29, 2016 Compared to First Quarter Ended May 1, 2015

Net sales.  Total net sales increased $6.7 million, or 1.3%, to $512.9 million in the first quarter of fiscal 2017, from $506.2 million in the first quarter of fiscal 2016.  Net retail sales increased $6.9 million, or 1.4%, to $501.7 million in the first quarter of fiscal 2017, from $494.8 million in the first quarter of fiscal 2016.  Bargain Wholesale net sales decreased by $0.2 million, or 1.7%, to $11.2 million in the first quarter of fiscal 2017, from $11.4 million in the first quarter of fiscal 2016.  The $6.9 million increase in net retail sales was primarily due to the full quarter effect of stores opened in fiscal 2016.  Same-store sales were flat compared to the first quarter of fiscal 2016, with lower customer traffic of 1.5% offset by higher average ticket of 1.5%. Positives in same-store sales included higher sales in produce and consumables, partially as a result of improved in-stock levels due to improvements in the allocation and replenishment system, and lower cannibalization. Challenges in same-store sales included lower seasonal sales due to the overlapping of significant inventory purchases in fiscal 2016, which increased sales but led to excess inventory levels in stores, and prompted ongoing initiatives to clear excess on-hand seasonal inventory through promotions and mark-downs.

Gross profit.  Gross profit decreased $7.6 million, or 4.9%, to $149.0 million in the first quarter of fiscal 2017, from $156.6 million in the first quarter of 2016.  As a percentage of net sales, overall gross margin decreased to 29.0% in the first quarter of fiscal 2017, from 30.9% in the first quarter of fiscal 2016.  Overall gross profit was negatively impacted by an increase in inventory shrinkage of 140 basis points compared to the first quarter of fiscal 2016.  We have a number of key initiatives underway to identify and reduce shrinkage including loss prevention efforts, adherence to disciplined inventory management processes and the implementation of store perpetual inventory system.  Product margin declined by 40 basis points compared to the first quarter of fiscal 2016, driven in part by our efforts to reduce seasonal inventory through inventory clearance initiatives.  Distribution and transportation expenses increased 40 basis points primarily due to higher transportation costs. The Company completed its transition to the use of a national carrier for its outside carrier needs during the first quarter of fiscal 2017 and expects transportation costs to normalize over time.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $7.0 million, or 4.7%, to $157.2 million in the first quarter of fiscal 2017, from $150.2 million in the first quarter of fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 30.7% for the first quarter of fiscal 2017 from 29.7% for the first quarter of fiscal 2016.  The 100 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in payroll-related expenses. Payroll-related expenses were higher by 100 basis points primarily due to an increase in the minimum wage in California which went into effect in January 2016.  In addition, selling, general and administrative expenses as a percentage of net sales increased due to higher occupancy expenses, legal expenses and outside professional fees.  These increases were partially offset by lower advertising expenses.

Operating (loss) income.  Operating loss was $8.3 million for the first quarter of fiscal 2017 compared to operating income of $6.5 million for the first quarter of fiscal 2016.  Operating loss as a percentage of net sales was (1.6)% in the first quarter of fiscal 2017 compared to operating income of 1.3% in the first quarter of fiscal 2016.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $16.5 million for the first quarter of fiscal 2017 compared to interest expense of $16.3 million for the first quarter of fiscal 2016.  Interest expense was higher primarily due to interest expense on financing leases and amortization of debt issuance costs. Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility (as defined below) in April 2016.

Provision (benefit) for income taxes. The provision for income taxes was $0.1 million for the first quarter of fiscal 2017 compared to an income tax benefit of $11.0 million for the first quarter of fiscal 2016.  The effective income tax rate for the first quarter of fiscal 2017 was a provision rate of (0.3)% compared to a benefit rate of 111.9% for the first quarter 2016.  The change in the effective tax rate is primarily due to the effect of not recognizing the benefit of losses incurred in the first quarter of fiscal 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of the valuation allowance established in the second quarter of fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2017.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net (loss) income.  As a result of the items discussed above, net loss for the first quarter of fiscal 2017 was $25.2 million compared to net income of $1.2 million in the first quarter of fiscal 2016.  Net loss as a percentage of net sales was (4.9)% for the first quarter of fiscal 2017, compared to net income of 0.2% for the first quarter of fiscal 2016.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations and availability under our ABL Facility (as defined below), which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness for at least the next 12 months.  Availability under the ABL Facility (as defined below)  is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the first quarter of fiscal 2017, we held $2.4 million in cash, and our total indebtedness was $888.5 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $598.5 million, borrowings under the ABL Facility (as defined below) of $40.0 million and $250.0 million of our Senior Notes (as defined below).  As of April 29, 2016, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $56.5 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility (as defined below).  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility (as defined below) has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility (as defined below) will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.  We may pursue a refinancing of our other long-term obligations, but potential volatility and challenges in the then-current capital markets, including conditions affecting borrowing costs, could limit our ability to refinance at favorable terms, and could have a material adverse impact on our future financial condition.  We also have, and will continue to have, significant lease obligations.  As of April 29, 2016, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2017 are $57.7 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a term of seven years with a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned subsidiaries (with customary exceptions, including immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of April 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of April 29, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of April 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $598.5 million.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2016.

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

As of April 29, 2016 and June 6, 2016, various funds affiliated with Ares and CPPIB held approximately $45.9 million and $131.7 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of April 29, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at April 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended April 29, 2016).  We must also pay customary letter of credit fees and agency fees.

As of April 29, 2016, borrowings under the ABL Facility were $40.0 million, outstanding letters of credit were $11.0 million and availability under the ABL Facility subject to the borrowing base, was $56.5 million. As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million.

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

On April 8, 2016, we amended the ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date” (such amendment, the “Fourth Amendment”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  The initial applicable margin for borrowings under the ABL Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

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

In connection with the Fourth Amendment and in the first quarter of fiscal 2017, we recognized a loss on debt extinguishment of approximately $0.3 million related to a portion of the unamortized debt issuance costs. We recorded $4.7 million of debt issuance costs in connection with the Fourth Amendment in the first quarter of fiscal 2017 as part of non-current deferred financing costs.

As of April 29, 2016, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of April 29, 2016, we were in compliance with the terms of the Indenture.

As of April 29, 2016, various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Quarter Ended
	April 29, 2016	May 1, 2015
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(25,194)	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,302	15,803
Amortization of deferred financing costs and accretion of OID	1,304	1,146
Amortization of intangible assets	437	444
Amortization of favorable/unfavorable leases, net	587	435
Loss on extinguishment of debt	335	—
Gain on disposal of fixed assets	(34)	(32)
Loss on interest rate hedge	409	359
Stock-based compensation	164	634

Changes in assets and liabilities associated with operating activities:
Accounts receivable	13	(297)
Inventories	29,686	(5,888)
Deposits and other assets	1,758	594
Accounts payable	(5,170)	13,054
Accrued expenses	3,403	3,380
Accrued workers’ compensation	117	(370)
Income taxes	1,443	(11,405)
Deferred rent	176	1,219
Other long-term liabilities	(166)	(102)
Net cash provided by operating activities	$25,570	$20,145

Cash provided by operating activities during the first quarter of fiscal 2017 was $25.6 million and consisted of (i) net loss of $25.2 million; (ii) net income adjustments for depreciation and other non-cash items of $19.5 million; (iii) an increase in working capital activities of $32.2 million; and (iv) a decrease in other activities of $0.9 million, primarily due to an increase in other long-term assets.  The increase in working capital activities was primarily due to a decrease in inventory as a result of the focused effort on inventory and supply chain efficiencies and an increase in accrued expenses, partially offset by decreases in accounts payable.

Cash provided by operating activities during the first quarter of fiscal 2016 was $20.1 million and consisted of (i) net income of $1.2 million; (ii) net income adjustments for depreciation and other non-cash items of $18.8 million; (iii) a decrease in working capital activities of $0.6 million; and (iv) an increase in other activities of $0.8 million, primarily due to an increase in deferred rent, partially offset by an increase in other long-term assets and a decrease in other long-term liabilities.  The decrease in working capital activities was primarily due to an increase in income taxes receivable and in inventories, partially offset by increases in accounts payable and accrued expenses.

Investing Activities

	First Quarter Ended
	April 29,, 2016	May 1, 2015
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(13,373)	$(25,642)
Proceeds from sale of fixed assets	4	1,437
Net cash used in investing activities	$(13,369)	$(24,205)

Capital expenditures in the first quarter of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $13.4 million.

Capital expenditures in the first quarter of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $25.6 million.

We estimate that total capital expenditures through the end of the current fiscal year will be approximately $35 million to $40 million, comprised of approximately $20 million to $25 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance. We may fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions.

Financing Activities

	First Quarter Ended
	April 29, 2016	May 1, 2015
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(1,535)	$(1,535)
Proceeds under revolving credit facility	64,800	126,300
Payments under revolving credit facility	(72,600)	(130,400)
Payments of debt issuance costs	(4,594)	—
Proceeds from financing lease obligations	2,031	—
Payments of capital lease obligation	(239)	(23)
Payments to repurchase stock options of Number Holdings, Inc.	—	(362)
Net cash used in financing activities	$(12,137)	$(6,020)

Net cash used in financing activities in the first quarter of fiscal 2017 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility, partially offset by proceeds from the financing lease obligations.

Net cash used in financing activities in the first quarter of fiscal 2016 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan facility.

Off-Balance Sheet Arrangements

As of April 29, 2016, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 29, 2016 is provided in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.  During the first quarter of fiscal 2017, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On April 8, 2016, we amended the ABL Facility as described in Note 5 to the Unaudited Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and three locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the first quarter of fiscal 2017 and fiscal 2016 was $24.9 million and $23.3 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended April 29, 2016 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of April 29, 2016, we had variable rate borrowings of $598.5 million under our First Lien Term Loan Facility and $40.0 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limits our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50% as described in Note 6 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.  The term of the swap is from November 29, 2013 through May 31, 2016.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  As of April 29, 2016, the fair value of the interest rate swap was a liability of $0.4 million.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would not have resulted in any material change in our pre-tax earnings and cash flows for the three months ended April 29, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of April 29, 2016.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness in our internal control over financial reporting was a result of not designing effective controls over the assessment of accounting for deferred income taxes as described above.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements in our Annual Report on Form 10-K for year ended January 29, 2016 and this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.  In addition, while the material weakness resulted in the audit adjustments during our fourth quarter ended January 29, 2016, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2016, fiscal 2015 or transition fiscal 2014.

In order to remediate this material weakness and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we are taking the following steps to improve the overall processes and controls in our tax function:

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the first quarter of fiscal 2017, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended April 29, 2016 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 29, 2016 for information regarding the most significant factors affecting our operations.  As of April 29, 2016, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

On January 28, 2016, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”).  The comments from the Staff were issued with respect to its review of our Annual Report on Form 10-K for the fiscal year ended January 30, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2015.  We responded to the letter, and on April 5, 2016, we received a follow-up comment letter from the Staff.  We responded to all of the Staff’s comments in a letter we filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2016.  In each of our response letters were the supplemental analyses and information requested by the Staff.  On April 26, 2016, we received another follow-up comment letter from the Staff, which requested additional information on our assessment of and conclusions reached with respect to the timing of the deferred tax asset valuation allowance charge that we recorded in the second quarter of fiscal 2016.  We responded to the Staff’s comment in a letter we filed with the SEC on May 10, 2016.  We intend to continue to work with the Staff on the remaining comment.

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

99 CENTS ONLY STORES LLC

Date: June 10, 2016	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
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