Form 10-Q
period 2016-07-29
99 CENTS ONLY STORES LLC
filed 2016-09-09
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2016

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

As of September 7, 2016, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

Part I - Financial Information

		Page
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of July 29, 2016 (unaudited) and January 29, 2016	4
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended July 29, 2016 (unaudited) and July 31, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the first half ended July 29, 2016 (unaudited) and July 31, 2015 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

Part II — Other Information

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 29, 2016	January 29, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,309	$2,312
Accounts receivable, net of allowance for doubtful accounts of $48 and $140 at July 29, 2016 and January 29, 2016, respectively	1,481	1,674
Income taxes receivable	2,279	3,665
Inventories, net	175,575	196,651
Assets held for sale	2,308	2,308
Other	18,550	18,603
Total current assets	202,502	225,213
Property and equipment, net	530,858	542,570
Deferred financing costs, net	4,496	916
Intangible assets, net	450,293	453,242
Goodwill	387,772	387,772
Deposits and other assets	8,470	7,319
Total assets	$1,584,391	$1,617,032
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$104,839	$79,197
Payroll and payroll-related	21,124	18,421
Sales tax	9,995	13,314
Other accrued expenses	43,652	41,464
Workers’ compensation	74,632	76,389
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	29,693	989
Total current liabilities	290,073	235,912
Long-term debt, net of current portion	848,005	875,843
Unfavorable lease commitments, net	4,850	5,746
Deferred rent	27,756	27,389
Deferred compensation liability	773	709
Capital and financing lease obligation, net of current portions	36,547	34,817
Deferred income taxes	163,045	163,045
Other liabilities	4,618	5,118
Total liabilities	1,375,667	1,348,579
Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at July 29, 2016 and January 29, 2016	550,614	550,226
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(322,690)	(262,411)
Other comprehensive loss	—	(162)
Total equity	208,724	268,453
Total liabilities and equity	$1,584,391	$1,617,032

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net Sales:
99¢ Only Stores	$487,460	$477,327	$989,226	$972,135
Bargain Wholesale	8,998	11,195	20,161	22,556
Total sales	496,458	488,522	1,009,387	994,691
Cost of sales	355,258	352,647	719,220	702,193
Gross profit	141,200	135,875	290,167	292,498
Selling, general and administrative expenses	159,485	154,544	316,714	304,716
Operating loss	(18,285)	(18,669)	(26,547)	(12,218)
Other (income) expense:
Interest income	(36)	—	(38)	(3)
Interest expense	16,784	16,481	33,310	32,753
Loss on extinguishment	—	—	335	—
Total other expense, net	16,748	16,481	33,607	32,750
Loss before provision for income taxes	(35,033)	(35,150)	(60,154)	(44,968)
Provision for income taxes	52	42,951	125	31,962
Net loss	$(35,085)	$(78,101)	$(60,279)	$(76,930)
Other comprehensive income, net of tax:
Unrealized gains (losses) on interest rate cash flow hedge	46	(65)	(168)	(141)
Less: reclassification adjustment included in net income	(49)	240	330	483
Other comprehensive (loss) income, net of tax	(3)	175	162	342
Comprehensive loss	$(35,088)	$(77,926)	$(60,117)	$(76,588)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Half Ended
	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net loss	$(60,279)	$(76,930)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,520	32,667
Amortization of deferred financing costs and accretion of OID	2,941	2,305
Amortization of intangible assets	875	887
Amortization of favorable/unfavorable leases, net	1,193	880
Loss (gain) on disposal of fixed assets	293	(48)
Loss on interest rate hedge	514	743
Loss on extinguishment of debt	335	—
Long-lived assets impairment	—	478
Deferred income taxes	—	31,785
Stock-based compensation	388	1,408
Changes in assets and liabilities associated with operating activities:
Accounts receivable	193	293
Inventories	21,076	20,890
Deposits and other assets	(1,548)	6,471
Accounts payable	26,591	(38,902)
Accrued expenses	1,328	(7,623)
Accrued workers’ compensation	(1,757)	(1,125)
Income taxes	1,278	(27)
Deferred rent	367	2,195
Other long-term liabilities	(272)	1,046
Net cash provided by (used in) operating activities	27,036	(22,607)
Cash flows from investing activities:
Purchases of property and equipment	(23,960)	(43,685)
Proceeds from sale of property and fixed assets	612	1,439
Net cash used in investing activities	(23,348)	(42,246)
Cash flows from financing activities:
Payments of long-term debt	(3,069)	(3,069)
Proceeds under revolving credit facility	92,200	275,450
Payments under revolving credit facility	(119,100)	(225,850)
Payments of debt issuance costs	(4,725)	—
Proceeds from financing lease obligations	31,503	8,666
Payments of capital and financing lease obligations	(500)	(55)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	(57)
Net cash (used in) provided by financing activities	(3,691)	54,695
Net decrease in cash	(3)	(10,158)
Cash - beginning of period	2,312	12,463
Cash - end of period	$2,309	$2,305
Supplemental cash flow information:
Income taxes (refunded) paid	$(1,152)	$203
Interest paid	$30,667	$30,889
Non-cash investing activities for purchases of property and equipment d equipment	$949	$14,710

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2016) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of July 29, 2016, the Company operated 394 retail stores with 287 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The second quarter ended July 29, 2016 (the “second quarter of fiscal 2017”) and the second quarter ended July 31, 2015 (the “second quarter of fiscal 2016”) were each comprised of 91 days.  The six-month period ended July 29, 2016 (the “first half of fiscal 2017”) and the six-month period ended July 31, 2015 (the “first half of fiscal 2016”) were each comprised of 182 days.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted Accounting Standard Update(“ASU”)  No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of fiscal 2017, which requires the Company to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The adoption of this accounting standard resulted in the reclassification of $11.5 million of debt issuance costs (net of accumulated amortization) from deferred financing costs, net to long-term debt, net of current portion on the Company’s consolidated balance sheet at January 29, 2016.  The Company also early adopted Accounting Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” in the first quarter of fiscal 2017, which requires that all deferred tax assets and liabilities be classified as long-term on the balance sheet.  The adoption of this accounting standard resulted in the reclassification of $16.6 million of deferred income tax from current assets to long-term deferred income taxes liability on the Company’s consolidated balance sheet at January 29, 2016.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $8.6 million and $7.9 million as of July 29, 2016 and January 29, 2016, respectively.

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

During each of the second quarter and first half of fiscal 2017, the Company did not record any long-lived asset impairment charges.  During the second quarter of fiscal 2016, due to the underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.5 million.

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

During the third quarter of fiscal 2016, the Company determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  The first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  The Company performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of this preliminary analysis and based on best estimate, the Company recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $28.0 million adjustment in goodwill, lowering the estimated third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $92.0 million.

The remaining amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $375.2 million and $12.5 million, respectively, as of January 29, 2016.

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

During the first half of fiscal 2017, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of July 29, 2016 and January 29, 2016.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	July 29, 2016				January 29, 2016
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(91,973)	$—	$387,772	$479,745	$(91,973)	$—	$387,772
Trade name	410,000	—	—	410,000	410,000	—	—	410,000
Total indefinite lived intangible assets	$889,745	$(91,973)	$—	$797,772	$889,745	$(91,973)	$—	$797,772
Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(438)	$992	$2,000	$(570)	$(405)	$1,025
Bargain Wholesale customer relationships	20,000	—	(7,580)	12,420	20,000	—	(6,752)	13,248
Favorable leases	46,543	(566)	(19,096)	26,881	46,543	(566)	(17,008)	28,969
Total finite lived intangible assets	68,543	(1,136)	(27,114)	40,293	68,543	(1,136)	(24,165)	43,242
Total goodwill and other intangible assets	$958,288	$(93,109)	$(27,114)	$838,065	$958,288	$(93,109)	$(24,165)	$841,014

	July 29, 2016			January 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	$19,835	$(14,985)	$4,850	$19,835	$(14,089)	$5,746

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	July 29, 2016	January 29, 2016
Land	$170,211	$170,871
Buildings	111,205	111,205
Buildings improvements	76,573	74,157
Leasehold improvements	200,688	192,405
Fixtures and equipment	208,708	194,671
Transportation equipment	11,726	11,835
Construction in progress	14,582	18,073
Total property and equipment	793,693	773,217
Less: accumulated depreciation and amortization	(262,835)	(230,647)

Property and equipment, net	$530,858	$542,570

4.                                      Comprehensive Income

The following table sets forth the calculation of comprehensive income, net of tax effects (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net loss	$(35,085)	$(78,101)	$(60,279)	$(76,930)
Unrealized gain (loss) on interest rate cash flow hedge, net of tax effects of $(112), $(43), $(112) and $(94) for the second quarter and first half of each of fiscal 2017 and fiscal 2016, respectively	46	(65)	(168)	(141)
Reclassification adjustment, net of tax effects of $220, $159, $220 and $321 for the second quarter and first half of each of fiscal 2017 and fiscal 2016, respectively	(49)	240	330	483
Total (losses) gains, net	(3)	175	162	342
Total comprehensive loss	$(35,088)	$(77,926)	$(60,117)	$(76,588)

Amounts in accumulated other comprehensive income (loss) as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of AOCI in each of the second quarter and first half of fiscal 2017 and fiscal 2016 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	July 29, 2016	January 29, 2016
ABL Facility	$20,900	$47,800
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $3,588 and $4,724 as of July 29, 2016 and January 29, 2016, respectively	593,343	595,726
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(10,100)	(11,545)
Total debt	854,143	881,981
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$848,005	$875,843

As of July 29, 2016 and January 29, 2016, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	July 29, 2016	January 29, 2016
ABL Facility (included in non-current deferred financing costs)	$4,496	$916
First Lien Term Loan Facility (included in long-term debt, net of current portion)	3,683	4,387
Senior Notes (included in long-term debt, net of current portion)	6,417	7,158
Total deferred financing costs, net	$14,596	$12,461

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  The Credit Facilities include (a) a first lien asset based revolving credit facility (as amended, the “ABL Facility”), and (b) a first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of July 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of July 29, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $596.9 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of July 29, 2016, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of July 29, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at July 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.5% for the quarter ended July 29, 2016).  The Company must also pay customary letter of credit fees and agency fees.

As of July 29, 2016, borrowings under the ABL Facility were $20.9 million, outstanding letters of credit were $14.6 million and availability under the ABL Facility subject to the borrowing base, was $76.3 million.  As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million.

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

As of July 29, 2016, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 29, 2016, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
First Lien Term Loan Facility	$6,907	$7,257	$14,136	$14,505
ABL Facility	569	668	1,124	1,189
Senior Notes	6,875	6,875	13,750	13,826
Amortization of deferred financing costs and OID	1,638	1,159	2,940	2,305
Other interest expense	795	522	1,360	928
Interest expense	$16,784	$16,481	$33,310	$32,753

6.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreement expires.  The swap agreement, effective November 2013, hedged a portion of contractual floating rate interest commitments through the expiration of the swap agreement in May 2016.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness was 1.36% plus an applicable margin of 3.50%.

The Company designated the interest rate swap agreement as a cash flow hedge.  The interest rate swap agreement was highly correlated to the changes in interest rates to which the Company is exposed.  Unrealized gains and losses on the interest rate swap were designated as effective or ineffective.  The effective portion of such gains or losses was recorded as a component of AOCI or loss, while the ineffective portion of such gains or losses was recorded as a component of interest expense.  Realized gains and losses in connection with each required interest payment were reclassified from AOCI or loss to interest expense.

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert’s as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at July 29, 2016 and January 29, 2016. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the interest rate swap agreement was estimated using industry standard valuation models using market-based observable inputs, including interest rate curves (Level 2, as defined in Note 7, “Fair Value of Financial Instruments”).  The fair value of the transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	July 29, 2016	January 29, 2016

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$—	$569
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$—	$162
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$715	$1,033
Transition payments (included in other long-term liabilities)	$112	$172

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015

Derivatives designated as cash flow hedging instruments:
(Gain) loss related to effective portion of derivative recognized in OCI	$(46)	$65	$168	$141
(Gain) loss related to effective portion of derivatives reclassified from AOCI to interest expense	$(49)	$240	$330	$483
Gain (loss) related to ineffective portion of derivative recognized in interest expense	$65	$(15)	$36	$(61)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$665	$—	$1,534	$—

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of July 29, 2016:

	July 29, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$773	$773	$—	$—
LIABILITIES
Other current liabilities — transition payments	$715	$—	$—	$715
Other long-term liabilities — transition payments	$112	$—	$—	$112
Other long-term liabilities — deferred compensation	$773	$773	$—	$—

Level 1 measurements include $0.8 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of July 29, 2016.

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first half of fiscal 2017.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 29, 2016:

	January 29, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$709	$709	$—	$—
LIABILITES
Other current liabilities — interest rate swap	$569	$—	$569	$—
Other current liabilities — transition payments	$1,033	$—	$—	$1,033
Other long-term liabilities — transition payments interest rate swap	$172	$—	$—	$172
Other long-term liabilities — deferred compensation	$709	$709	$—	$—

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

Transition Payments	For the Second Quarter Ended		For the First Half Ended
Description	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015

Beginning balance	$(1,222)	$—	$(1,205)	$—
Transfers in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	(665)	—	(1,534)	—
Included in other comprehensive loss	—	—	—	—
Purchases, redemptions and settlements:
Settlements	1,060	—	1,912	—
Ending balance	$(827)	$—	$(827)	$—
Total amount of unrealized losses for the period included in earnings relating to liabilities held at the reporting period	$(314)	$—	$(564)	$—

(1)    Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financing costs.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of July 29, 2016 and January 29, 2016.

The fair value of the First Lien Term Loan Facility was estimated at $465.6 million, or $131.3 million lower than its carrying value, as of July 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $393.0 million, or $207.0 million lower than its carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $131.9 million, or $118.1 million lower than the carrying value, as of July 29, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $103.1 million, or $146.9 million lower than the carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). On July 26, 2016, the 2012 Plan was amended to increase the aggregate number of shares authorized for issuance under the 2012 Plan to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  Prior to the increase, the 2012 Plan authorized equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent. As of July 29, 2016, options for 82,120 shares of each of Class A Common Stock and Class B Common Stock were issued to certain members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

Employee Option Grants

Options subject to time-vesting conditions granted to employees generally become exercisable over a four or five year service period and have terms of ten years from the date of grant. Options with performance-vesting conditions granted to employees generally become exercisable based on the achievement of certain performance targets and have terms of ten years from the date of grant.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 21,791 time-based and 17,834 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of July 29, 2016.

During the second quarter of fiscal 2017, Parent provided certain employee option holders an opportunity to exchange their outstanding non-qualified stock options for options with an exercise price of $757 per share. On July 26, 2016, the Compensation Committee of Parent canceled 15,555 of the outstanding options with an exercise price higher than $757 per share and granted new options to holders of the canceled options with an exercise price of $757 per share.  The new options have a grant date of July 26, 2016, are vested to the same extent as the canceled options and have terms of ten years. New options subject to time-vesting conditions vest over a five-year service period and performance-vested options vest upon achievement of certain performance targets. The exchange was treated as a modification of stock options for accounting purposes and had no impact on compensation expense.  The fair value of new time-vested and performance-vested options was estimated at the date of modification using the Black-Scholes pricing model.

In the fourth quarter of fiscal 2016, 5,000 options were granted to the new Chief Merchandising Officer of the Company and Parent, which will vest based on the achievement of certain performance targets.  The Company has deferred recognition of the stock-based compensation expense for these performance-based stock options due to repurchase rights and transfer restrictions included in the terms of the award.  The nature of the repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence.  Additionally, the Company has deferred recognition of the stock-based compensation expense for these performance-based options until it is probable that the performance targets will be achieved.  The fair value of these performance-based options was estimated at the date of grant using the Black-Scholes pricing model. On July 26, 2016, the Compensation Committee of Parent amended these options to conform the vesting conditions for the performance-vested options with those granted to other employees. The amendment of the performance hurdles was treated as a modification of stock options for accounting purposes and had no impact on compensation expense.  The Company has continued to defer recognition of the stock-based compensation expense for the amended performance-based options.  The fair value of these performance-based options was estimated at the date of modification using the Black-Scholes pricing model.

Director Option Grants

Options granted to board members generally become exercisable over a three, four or five year service period and have terms of ten years from the date of grant.  Options granted to board members do not contain repurchase rights that would allow the Parent to repurchase these options at less than fair value. The Company recognizes stock-based compensation expense for these option grants over the service period. These options are accounted for as equity awards.  The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model.  On July 26, 2016, the Compensation Committee of Parent amended 1,000 previously granted board member options with exercise prices in excess of $757 per share to lower the exercise price to $757 per share. The reduction in the exercise price was treated as a modification of stock options for accounting purposes.  The modification, based on the fair value of the options both immediately before and after such modification, resulted in a total incremental compensation expense of less than $0.1 million in the second quarter of fiscal 2017.

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

On July 26, 2016, the Compensation Committee of Parent amended Ms. Thornton’s performance-based options to conform the vesting conditions for the performance-vested options with those granted to other employees.  The amendment of the performance targets was treated as a modification of stock options for accounting purposes and had no impact on compensation expense.  The Company has continued to defer recognition of the stock-based compensation expense for the amended performance-based options.  The fair value of these amended performance-based options was estimated at the date of modification using the Black-Scholes pricing model.

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

On July 26, 2016, the Compensation Committee of Parent amended Mr. Covert’s performance-based options to conform the vesting conditions for the performance-vested options with those granted to other employees.  The amendment of the performance hurdles was treated as a modification of stock options for accounting purposes and had no impact on compensation expense.  The Company has continued to defer recognition of the stock-based compensation expense for the amended performance-based options.  The fair value of the grant with an exercise price of $1,000 per share was estimated at the date of modification using a binomial model.  The fair value of the other grant was estimated at the date of modification using a Monte Carlo simulation method.

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the second quarter and first half of fiscal 2017, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively.  During the second quarter and first half of fiscal 2016, the Company recorded stock-based compensation expense of $0.8 million and $1.4 million, respectively.

The following summarizes stock option activity in the first half of fiscal 2017:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	69,585		$910
Granted	29,740	(a)	$757
Exercised	—		$—
Cancelled	(17,205	)(b)	$1,147
Outstanding at the end of the period	82,120		$801	9.4
Exercisable at the end of the period	9,523		$763	9.6

(a)         Includes 12,916 options granted to employees that will vest based on the achievement of certain performance targets.

(b)         Includes cancellation of 15,555 options in exchange for options with new terms.

The following table summarizes the stock awards available for grant under the 2012 Plan as of July 29, 2016:

Number of Shares
Available for grant as of January 29, 2016	14,725
Authorized	2,500
Granted	(29,740)
Cancelled	17,205
Available for grant at July 29, 2016	4,690

9.                                      Related-Party Transactions

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan.  As of July 29, 2016, funds affiliated with Ares and CPPIB held approximately $131.2 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of July 29, 2016 and January 29, 2016 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first half of fiscal 2017 was a provision rate of (0.2)% compared to a provision rate of rate of (71.1)% for the first half of fiscal 2016.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The change in the effective tax rate is primarily due to the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016 as discussed below, and the effect of not recognizing the benefit of losses incurred in fiscal 2017 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

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

As of July 29, 2016 and January 29, 2016, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or the fiscal year ending January 26, 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The maximum payout under the Mid-Term Cash Incentive Plan is $22.4 million. No amounts have been accrued under the Mid-term Cash Incentive Plan as of July 29, 2016.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of July 29, 2016.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of July 29, 2016 and January 29, 2016, the Company had recorded a liability of $74.5 million and $76.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of $0.1 million as of each of July 29, 2016 and January 29, 2016 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of July 29, 2016 and January 29, 2016, the Company had recorded a liability of $0.4 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Sale of Warehouse Facility

On July 6, 2016, the Company sold and concurrently licensed (through January 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. In addition to the proceeds, $1.0 million purchase price consideration has been held in escrow for the buyer to make certain repairs, and any amount not used for such repairs will be paid to the Company. The Company expects the buyer to complete such repairs within 18 months of the closing date. The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting lease is accounted for as a financing lease and the Company has recorded a financing lease obligation of $28.5 million (as a component of current liabilities) as of July 29, 2016.  The Company will derecognize the assets and financing lease obligation at the earlier of when the lease term ends or when the Company no longer has continuing involvement and depreciate the assets over their remaining useful lives.

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a Private Attorneys General Act of 2004 (“PAGA”) claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay has been lifted and the parties have agreed to mediate this matter on October 19, 2016.  A post-mediation status conference and, if needed, a trial setting conference, are scheduled for November 3, 2016.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification has been fully briefed.  Plaintiff has also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  The Court has asked the parties to consider mediating this matter prior to ruling on the class certification motion and the motion to strike.  Absent any agreement to mediate, both motions are currently set to be heard on October 24, 2016.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court and will be consolidated with the Barriga action.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Mr. Clavel alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  A case management conference was held on August 8, 2016, and continued to October 11, 2016.  BaronHR was recently served with the Complaint, and the parties are in the process of exploring early ADR options.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Environmental Matters

People of the State of California v. 99 Cents Only Stores LLC.  This action was brought by the San Joaquin District Attorney and a number of other public prosecutors against the Company alleging that the Company had violated hazardous waste statutory and regulatory requirements at its retail stores in California.  The Company settled this case through the entry of a stipulated judgment in December 2014 which contained injunctive relief requiring the Company to comply with applicable hazardous waste requirements at these stores. On June 29, 2015, the District Attorney informed the Company of alleged hazardous waste violations identified during a March 2015 inspection of a recently-opened store in Sonora, Tuolumne County and requested a meeting with the Company.  Since that time, the Company has been cooperating with the District Attorney to provide information regarding the alleged violations.  The District Attorney has demanded that the Company pay $187,500 to resolve this matter and to agree to additional injunctive relief in the existing settlement.  In connection with this matter, the Company has accrued an immaterial amount.  Although any monetary damages ultimately paid by the Company may exceed the accrued amount, it is not currently possible to estimate the amount of any such excess or the impact that any injunctive relief may have on the Company’s business, financial condition and results of operations.

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

12.                               Assets Held for Sale

Assets held for sale as of July 29, 2016 and January 29, 2016 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with an aggregate carrying value of $2.3 million.

13.                               Other Accrued Expenses

Other accrued expenses as of July 29, 2016 and January 29, 2016 are as follows (in thousands):

	July 29, 2016	January 29, 2016
Accrued interest	$6,789	$6,875
Accrued occupancy costs	13,535	11,433
Accrued legal reserves and fees	8,188	8,371
Accrued interest swap	—	569
Accrued California Redemption Value	2,646	2,225
Accrued transportation	3,786	3,508
Other	8,708	8,483
Total other accrued expenses	$43,652	$41,464

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. This ASU should be applied prospectively.  The Company will adopt ASU 2015-11 in the first quarter of fiscal 2018 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This ASU simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, and allows for either prospective or retrospective adoption, with early adoption permitted. The Company adopted this guidance retrospectively in the first quarter of fiscal 2017.  As a result, the presentation of $16.6 million of deferred income taxes was reclassified from current assets to long-term deferred income tax liabilities as of January 29, 2016.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU revises an entity’s accounting on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company will adopt ASU 2016-01 in the first quarter of fiscal 2019 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. This ASU provides guidance on accounting for licenses of intellectual property and identifying performance obligations.  The amendments clarify how an entity should evaluate its promise when granting a license of intellectual property. They also clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of the contract.  The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”.  This ASU rescinds certain SEC guidance from the applicable Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”.  This ASU provides narrow scope improvements and technical expedients on assessing collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and the disclosure requirement for the effect of the accounting change for the period of adoption. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of July 29, 2016 and January 29, 2016, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of July 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,288	$989	$32	$—	$2,309
Accounts receivable, net	1,300	181	—	—	1,481
Income taxes receivable	2,279	—	—	—	2,279
Inventories, net	154,536	21,039	—	—	175,575
Assets held for sale	2,308	—	—	—	2,308
Other	17,179	1,363	8	—	18,550
Total current assets	178,890	23,572	40	—	202,502
Property and equipment, net	475,894	54,941	23	—	530,858
Deferred financing costs, net	4,496	—	—	—	4,496
Equity investments and advances to subsidiaries	676,419	607,744	2,242	(1,286,405)	—
Intangible assets, net	448,432	1,861	—	—	450,293
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	8,109	346	15	—	8,470
Total assets	$2,180,012	$688,464	$2,320	$(1,286,405)	$1,584,391

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$99,523	$5,316	$—	$—	$104,839
Intercompany payable	608,784	623,555	2,752	(1,235,091)	—
Payroll and payroll-related	19,699	1,425	—	—	21,124
Sales tax	9,474	521	—	—	9,995
Other accrued expenses	40,000	3,637	15	—	43,652
Workers’ compensation	74,492	140	—	—	74,632
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	29,693	—	—	—	29,693
Total current liabilities	887,803	634,594	2,767	(1,235,091)	290,073
Long-term debt, net of current portion	848,005	—	—	—	848,005
Unfavorable lease commitments, net	4,825	25	—	—	4,850
Deferred rent	25,672	2,084	—	—	27,756
Deferred compensation liability	773	—	—	—	773
Capital and financing lease obligation, net of current portion	36,547	—	—	—	36,547
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	4,618	—	—	—	4,618
Total liabilities	1,971,288	636,703	2,767	(1,235,091)	1,375,667

Member’s Equity:
Member units	550,614	—	1	(1)	550,614
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(322,690)	(48,182)	(448)	48,630	(322,690)
Other comprehensive income	—	—	—	—	—
Total equity	208,724	51,761	(447)	(51,314)	208,724
Total liabilities and equity	$2,180,012	$688,464	$2,320	$(1,286,405)	$1,584,391

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,266	$1,009	$37	$—	$2,312
Accounts receivable, net	1,568	106	—	—	1,674
Income taxes receivable	3,665	—	—	—	3,665
Deferred income taxes	—	—	—	—	—
Inventories, net	171,691	24,960	—	—	196,651
Assets held for sale	2,308	—	—	—	2,308
Other	17,296	1,294	13	—	18,603
Total current assets	197,794	27,369	50	—	225,213
Property and equipment, net	484,764	57,780	26	—	542,570
Deferred financing costs, net	916	—	—	—	916
Equity investments and advances to subsidiaries	604,542	527,905	1,836	(1,134,283)	—
Intangible assets, net	451,245	1,997	—	—	453,242
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	6,932	379	8	—	7,319
Total assets	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,313	$4,884	$—	$—	$79,197
Intercompany payable	528,767	545,012	2,381	(1,076,160)	—
Payroll and payroll-related	17,024	1,397	—	—	18,421
Sales tax	12,801	513	—	—	13,314
Other accrued expenses	38,714	2,718	32	—	41,464
Workers’ compensation	76,314	75	—	—	76,389
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	989	—	—	—	989
Total current liabilities	755,060	554,599	2,413	(1,076,160)	235,912
Long-term debt, net of current portion	875,843	—	—	—	875,843
Unfavorable lease commitments, net	5,702	44	—	—	5,746
Deferred rent	25,218	2,168	3	—	27,389
Deferred compensation liability	709	—	—	—	709
Capital and financing lease obligation, net of current portion	34,817	—	—	—	34,817
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	5,118	—	—	—	5,118
Total liabilities	1,865,512	556,811	2,416	(1,076,160)	1,348,579

Member’s Equity:
Member units	550,226	—	1	(1)	550,226
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(262,411)	(41,324)	(497)	41,821	(262,411)
Other comprehensive loss	(162)	—	—	—	(162)
Total equity	268,453	58,619	(496)	(58,123)	268,453
Total liabilities and equity	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Second Quarter Ended July 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$455,238	$41,220	$111	$(111)	$496,458
Cost of sales	323,033	32,225	—	—	355,258
Gross profit	132,205	8,995	111	(111)	141,200
Selling, general and administrative expenses	146,560	13,027	9	(111)	159,485
Operating (loss) income	(14,355)	(4,032)	102	—	(18,285)
Other (income) expense:
Interest income	(36)	—	—	—	(36)
Interest expense	16,784	—	—	—	16,784
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	3,930	—	—	(3,930)	—
Total other expense, net	20,678	—	—	(3,930)	16,748
(Loss) income before provision for income taxes	(35,033)	(4,032)	102	3,930	(35,033)
Provision for income taxes	52	—	—	—	52
Net (loss) income	$(35,085)	$(4,032)	$102	$3,930	$(35,085)
Comprehensive (loss) income	$(35,088)	$(4,032)	$102	$3,930	$(35,088)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Half Ended July 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$924,460	$84,927	$111	$(111)	$1,009,387
Cost of sales	653,375	65,845	—	—	719,220
Gross profit	271,085	19,082	111	(111)	290,167
Selling, general and administrative expenses	290,823	25,940	62	(111)	316,714
Operating (loss) income	(19,738)	(6,858)	49	—	(26,547)
Other (income) expense:
Interest income	(38)	—	—	—	(38)
Interest expense	33,310	—	—	—	33,310
Loss on extinguishment of debt	335	—	—	—	335
Equity in loss (earnings) of subsidiaries	6,809	—	—	(6,809)	—
Total other expense, net	40,416	—	—	(6,809)	33,607
(Loss) income before provision for income taxes	(60,154)	(6,858)	49	6,809	(60,154)
Provision for income taxes	125	—	—	—	125
Net (loss) income	$(60,279)	$(6,858)	$49	$6,809	$(60,279)
Comprehensive (loss) income	$(60,117)	$(6,858)	$49	$6,809	$(60,117)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Half Ended July 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,029	$1,012	$(5)	$—	$27,036
Cash flows from investing activities:
Purchases of property and equipment	(22,928)	(1,032)	—	—	(23,960)
Proceeds from sales of fixed assets	612	—	—	—	612
Net cash used in investing activities	(22,316)	(1,032)	—	—	(23,348)
Cash flows from financing activities:
Payments of long-term debt	(3,069)	—	—	—	(3,069)
Proceeds under revolving credit facility	92,200	—	—	—	92,200
Payments under revolving credit facility	(119,100)	—	—	—	(119,100)
Payments of debt issuance costs	(4,725)	—	—	—	(4,725)
Proceeds from financing lease obligations	31,503	—	—	—	31,503
Payments of capital and financing lease obligations	(500)	—	—	—	(500)
Net cash used in financing activities	(3,691)	—	—	—	(3,691)
Net increase (decrease) in cash	22	(20)	(5)	—	(3)
Cash — beginning of period	1,266	1,009	37	—	2,312
Cash — end of period	$1,288	$989	$32	$—	$2,309

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

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal year 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  Fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The second quarter ended July 29, 2016 (the “second quarter of fiscal 2017”) and the second quarter ended July 31, 2015 (the “second quarter of fiscal 2016”) were each comprised of 91 days.  The six-month period ended July 29, 2016 (the “first half of fiscal 2017”) and the six-month period ended July 31, 2015 (the “first half of fiscal 2016”) were each comprised of 182 days.

For the second quarter of fiscal 2017, we had net sales of $496.4 million, operating loss of $18.3 million and a net loss of $35.1 million.  Sales increased during the second quarter of fiscal 2017 over the same period in fiscal 2016 primarily due to a 1.1% increase in same-store sales, the effect of new stores opened in fiscal 2017 and the full quarter effect of new stores opened in fiscal 2016.  Second quarter of fiscal 2017 results were positively impacted by decrease in shrinkage compared to the second quarter of fiscal 2016 as further discussed in “Results of Operations — Second Quarter Ended July 29, 2016 Compared to Second Quarter Ended July 31, 2015 — Gross Profit” and negatively impacted by higher payroll-related expenses as further discussed in “Results of Operations — Second Quarter Ended July 29, 2016 Compared to Second Quarter Ended July 31, 2015 — Selling, General and Administrative Expenses”.  For the first half of fiscal 2017, we had net sales of $1,009.4 million, operating loss of $26.5 million and a net loss of $60.3 million.  Sales increased during the first half of fiscal 2017 over the same period in fiscal 2016 primarily due to the full year effect of new stores opened in fiscal 2016, increase in same-store sales of 0.5% and the effect of new stores opened in the first half of fiscal 2017.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

In the second quarter of fiscal 2017, we opened three new stores in California and closed one store in Texas upon the expiration of a lease. In the first half of fiscal 2017, we opened four new stores. In the second half of fiscal 2017, we currently intend to open one new store.  This represents a reduction relative to our previous guidance of up to six to eight new stores in fiscal 2017, primarily due to changes in the timing of certain new store openings previously scheduled for the second half of fiscal 2017. We also expect to relocate one existing store in the second half of fiscal 2017 to an improved site in the same trade area. We believe that our near term growth in fiscal 2017 will primarily result from new store openings in our existing territories and increases in same-store sales, driven in part by our ongoing initiatives to enhance the customer shopping experience.

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

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	July 29, 2016	% of Net Sales	July 31, 2015	% of Net Sales	July 29, 2016	% of Net Sales	July 31, 2015	% of Net Sales
Net Sales:
99¢ Only Stores	$487,460	98.2%	$477,327	97.7%	$989,226	98.0%	$972,135	97.7%
Bargain Wholesale	8,998	1.8	11,195	2.3	20,161	2.0	22,556	2.3
Total sales	496,458	100.0	488,522	100.0	1,009,387	100.0	994,691	100.0
Cost of sales	355,258	71.6	352,647	72.2	719,220	71.3	702,193	70.6
Gross profit	141,200	28.4	135,875	27.8	290,167	28.7	292,498	29.4
Selling, general and administrative expenses	159,485	32.1	154,544	31.6	316,714	31.4	304,716	30.6
Operating loss	(18,285)	(3.7)	(18,669)	(3.8)	(26,547)	(2.6)	(12,218)	(1.2)
Other (income) expense:
Interest income	(36)	0.0	—	0.0	(38)	0.0	(3)	0.0
Interest expense	16,784	3.4	16,481	3.4	33,310	3.3	32,753	3.3
Loss on extinguishment of debt	—	0.0	—	0.0	335	0.0	—	0.0
Total other expense, net	16,748	3.4	16,481	3.4	33,607	3.3	32,750	3.3
Loss before provision for income taxes	(35,033)	(7.1)	(35,150)	(7.2)	(60,154)	(6.0)	(44,968)	(4.5)
Provision for income taxes	52	0.0	42,951	8.8	125	0.0	31,962	3.2
Net loss	$(35,085)	(7.1)%	$(78,101)	(16.0)%	$(60,279)	(6.0)%	$(76,930)	(7.7)%

Second Quarter Ended July 29, 2016 Compared to Second Quarter Ended July 31, 2015

Net sales.  Total net sales increased $7.9 million, or 1.6%, to $496.4 million in the second quarter of fiscal 2017, from $488.5 million in the second quarter of fiscal 2016.  Net retail sales increased $10.1 million, or 2.1%, to $487.4 million in the second quarter of fiscal 2017, from $477.3 million in the second quarter of fiscal 2016.  Bargain Wholesale net sales decreased by $2.2 million, or 19.6%, to $9.0 million in the second quarter of fiscal 2017, from $11.2 million in the second quarter of fiscal 2016.  The $10.1 million increase in net retail sales was primarily due to a 1.1% increase in same-store sales, the effect of new stores opened in fiscal 2017 and the full quarter effect of new stores opened in fiscal 2016.  Same-store sales increased 1.1% compared to the second quarter of fiscal 2016, with higher customer traffic of 1.5% offset by lower average ticket of 0.4%. The increase in same-store sales was primarily due to higher sales in produce, consumables and grocery as a result of improved product availability and higher in-stock levels due to improvements in the allocation and replenishment system and the expansion of our partnership with a third party produce distributor. These improvements were partially offset by lower seasonal sales due to the overlapping of significant inventory purchases in fiscal 2016, which increased sales but led to excess inventory levels in stores, and prompted ongoing initiatives to clear excess on-hand seasonal inventory through promotions and mark-downs. In addition, persistent price deflation in dairy negatively impacted the sales of milk and eggs.

Gross profit.  Gross profit increased $5.3 million, or 3.9%, to $141.2 million in the second quarter of fiscal 2017, from $135.9 million in the second quarter of 2016.  As a percentage of net sales, overall gross margin increased to 28.4% in the second quarter of fiscal 2017, from 27.8% in the second quarter of fiscal 2016.  Overall gross profit was positively impacted by a decrease in inventory shrinkage of 60 basis points compared to the second quarter of fiscal 2016.  This was primarily driven by a favorable comparison against the second quarter of fiscal 2016, when the shrink provision rate was increased to better reflect unfavorable physical inventory counts completed during the quarter. We have a number of key initiatives underway to identify and reduce shrinkage, including loss prevention efforts, adherence to disciplined inventory management processes and the implementation of a store perpetual inventory system.  Product margin was flat compared to the second quarter of fiscal 2016, due to lower inbound freight and duty costs offset by higher product costs, driven in part by our efforts to reduce seasonal inventory through inventory clearance initiatives, and unfavorable product mix shift.  Distribution and transportation expenses increased 30 basis points primarily due to higher transportation costs. We completed our transition to a national carrier during the first quarter of fiscal 2017 and expect transportation costs to normalize in the second half of fiscal 2017.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $5.0 million, or 3.2%, to $159.5 million in the second quarter of fiscal 2017, from $154.5 million in the second quarter of fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 32.1% for the second quarter of fiscal 2017 from 31.6% for the second quarter of fiscal 2016.  The 50 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in payroll-related expenses. Payroll-related expenses were higher by 80 basis points primarily due to an increase in the minimum wage in California which went into effect in January 2016 as well as higher performance compensation expenses. In addition, selling, general and administrative expenses as a percentage of net sales increased due to higher outside services expenses.  These increases were partially offset by charges recorded in the second quarter of fiscal 2016 relating to previously capitalized store and distribution center real estate development costs expensed as a result of cancelled projects, which elevated selling, general and administrative expenses as a percentage of net sales in the second quarter of fiscal 2016 and resulted in a favorable comparison in the second quarter of fiscal 2017.

Operating loss.  Operating loss was $18.3 million for the second quarter of fiscal 2017 compared to operating loss of $18.7 million for the second quarter of fiscal 2016.  Operating loss as a percentage of net sales was (3.7)% in the second quarter of fiscal 2017 compared to operating loss of (3.8)% in the second quarter of fiscal 2016.  The decrease in operating loss as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $16.8 million for the second quarter of fiscal 2017 compared to interest expense of $16.5 million for the second quarter of fiscal 2016.  Interest expense was higher primarily due to amortization of debt issuance costs and interest expense on financing leases.

Provision for income taxes. The provision for income taxes was less than $0.1 million for the second quarter of fiscal 2017 compared to an income tax provision of $43.0 million for the second quarter of fiscal 2016.  The effective income tax rate for the second quarter of fiscal 2017 was a provision rate of (0.1)% compared to a provision rate of (122.2)% for the second quarter 2016.  The change in the effective tax rate is primarily due to the effect of not recognizing the benefit of losses incurred in the second quarter of fiscal 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of the valuation allowance established in the second quarter of fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2017.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the second quarter of fiscal 2017 was $35.1 million compared to net loss of $78.1 million in the second quarter of fiscal 2016.  Net loss as a percentage of net sales was (7.1)% for the second quarter of fiscal 2017, compared to net loss of (16.0)% for the second quarter of fiscal 2016.

First Half Ended July 29, 2016 Compared to First Half Ended July 31, 2015

Net sales.  Total net sales increased $14.7 million, or 1.5%, to $1,009.4 million in the first half of fiscal 2017, from $994.7 million in the first half of fiscal 2016.  Net retail sales increased $17.1 million, or 1.8%, to $989.2 million in the first half of fiscal 2017, from $972.1 million in the first half of fiscal 2016.  Bargain Wholesale net sales decreased by $2.4 million, or 10.6%, to $20.2 million in the first half of fiscal 2017, from $22.6 million in the first half of fiscal 2016.  The $17.1 million increase in net retail sales is primarily due to the full year effect of new stores opened in fiscal 2016, increase in same-store sales of 0.5% and the effect of new stores opened in fiscal 2017. The increase in same-store sales was driven entirely by higher average ticket.  The increase in same-store sales was primarily due to higher sales in produce and consumables, as a result of better product availability and improved in-stock levels due to improvements in the allocation and replenishment system and expansion of our partnership with a third party produce distributor, as well as lower cannibalization. These improvements were partially offset by lower seasonal sales due to the overlapping of significant inventory purchases in fiscal 2016, which increased sales but led to excess inventory levels in stores, and prompted ongoing initiatives to clear excess on-hand seasonal inventory through promotions and mark-downs.

Gross profit.  Gross profit decreased $2.3 million, or 0.8%, to $290.2 million in the first half of fiscal 2017, from $292.5 million in the first half of fiscal 2016.  As a percentage of net sales, overall gross margin decreased to 28.7% in the first half of fiscal 2017 from 29.4% in the first half of fiscal 2016.  Overall gross profit was negatively impacted by an increase in inventory shrinkage of 50 basis points compared to the first half of fiscal 2016.  We have a number of key initiatives underway to identify and reduce shrinkage including loss prevention efforts, adherence to disciplined inventory management processes and the implementation of store perpetual inventory system.  Product margin decreased by 20 basis points compared to the second quarter of fiscal 2016, driven in part by our efforts to reduce seasonal inventory through inventory clearance initiatives as well as unfavorable product mix shift.  Distribution and transportation expenses increased 30 basis primarily due to higher transportation costs.  We completed our transition to a national carrier during the first quarter of fiscal 2017 and expect transportation costs to normalize in the second half of fiscal 2017.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $12.0 million, or 3.9%, to $316.7 million in the first half of fiscal 2017, from $304.7 million in the first half of fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 31.4% for the first half of fiscal 2017 from 30.6% for the first half of fiscal 2016.  The 70 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in payroll-related expenses. Payroll-related expenses were higher by 90 basis points primarily due to an increase in the minimum wage in California which went into effect in January 2016 as well as higher performance compensation expenses.  In addition, selling, general and administrative expenses as a percentage of net sales increased due to higher outside services and occupancy expenses.  These increases were partially offset by charges recorded in the second quarter of fiscal 2016 relating to previously capitalized store and distribution center real estate development costs expensed as a result of cancelled projects, which elevated selling, general and administrative expenses as a percentage of net sales in fiscal 2016 and resulted in a favorable comparison in fiscal 2017.

Operating (loss) income.  Operating loss was $26.5 million for the first half of fiscal 2017 compared to operating loss of $12.2 million for the first half of fiscal 2016.  Operating loss as a percentage of net sales was (2.6)% in the first half of fiscal 2017 compared to operating loss of (1.2)% in the first half of fiscal 2016.  The decrease in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $33.3 million for the first half of fiscal 2017 compared to interest expense of $32.8 million for the first half of fiscal 2016.  Interest expense was higher primarily due to amortization of debt issuance costs and interest expense on financing leases.  Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility (as defined below) in April 2016.

Provision for income taxes. The provision for income taxes was $0.1 million for the first half of fiscal 2017 compared to an income tax provision of $32.0 million for the first half of fiscal 2016.  The effective income tax rate for the first half of fiscal 2017 was a provision rate of (0.2)% compared to a provision rate of (71.1)% for the first half of fiscal 2016.  The change in the effective tax rate is primarily due to the effect of not recognizing the benefit of losses incurred in the first half of fiscal 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of the valuation allowance established in the second quarter of fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2017.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the first half of fiscal 2017 was $60.3 million compared to net loss of $76.9 million for the first half of fiscal 2016.  Net loss as a percentage of net sales was (6.0)% for the first half of fiscal 2017 compared to net income of (7.7)% for the first half of fiscal 2016.

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

As of the end of the second quarter of fiscal 2017, we held $2.3 million in cash, and our total indebtedness was $867.8 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $596.9 million, borrowings under the ABL Facility (as defined below) of $20.9 million and $250.0 million of our Senior Notes (as defined below).  As of July 29, 2016, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $76.3 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility (as defined below).  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility (as defined below) has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility (as defined below) will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.  We may pursue a refinancing of our other long-term obligations, but potential volatility and challenges in the then-current capital markets, including conditions affecting borrowing costs, could limit our ability to refinance at favorable terms, and could have a material adverse impact on our future financial condition.  We also have, and will continue to have, significant lease obligations.  As of July 29, 2016, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2017 are $39.1 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  The Credit Facilities include (a) our first lien asset-based revolving credit facility (as amended, the “ABL Facility”), and (b) our first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a)

the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of July 29, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of July 29, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $596.9 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc. and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of July 29, 2016, we were in compliance with the terms of the First Lien Term Loan Facility.

As of July 29, 2016, various funds affiliated with Ares and CPPIB held approximately $131.2 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of July 29, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at July 29, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended July 29, 2016).  We must also pay customary letter of credit fees and agency fees.

As of July 29, 2016, borrowings under the ABL Facility were $20.9 million, outstanding letters of credit were $14.6 million and availability under the ABL Facility subject to the borrowing base, was $76.3 million. As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million.

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

As of July 29, 2016, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 29, 2016, we were in compliance with the terms of the Indenture.

As of July 29, 2016, various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Half Ended
	July 29, 2016	July 31, 2015
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(60,279)	$(76,930)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,520	32,667
Amortization of deferred financing costs and accretion of OID	2,941	2,305
Amortization of intangible assets	875	887
Amortization of favorable/unfavorable leases, net	1,193	880
Loss on extinguishment of debt	335	—
Loss (gain) on disposal of fixed assets	293	(48)
Loss on interest rate hedge	514	743
Long-lived assets impairment	—	478
Deferred income taxes	—	31,785
Stock-based compensation	388	1,408

Changes in assets and liabilities associated with operating activities:
Accounts receivable	193	293
Inventories	21,076	20,890
Deposits and other assets	(1,548)	6,471
Accounts payable	26,591	(38,902)
Accrued expenses	1,328	(7,623)
Accrued workers’ compensation	(1,757)	(1,125)
Income taxes	1,278	(27)
Deferred rent	367	2,195
Other long-term liabilities	(272)	1,046
Net cash provided by (used in) operating activities	$27,036	$(22,607)

Cash provided by operating activities during the first half of fiscal 2017 was $27.0 million and consisted of (i) net loss of $60.3 million; (ii) net income adjustments for depreciation and other non-cash items of $40.1 million; (iii) an increase in working capital activities of $48.0 million; and (iv) a decrease in other activities of $0.8 million, primarily due to an increase in other long-term assets.  The increase in working capital activities was primarily due to an increase in accounts payable and a decrease in inventory as a result of the focused effort on inventory and supply chain efficiencies and an increase in accrued expenses.

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

Investing Activities

	First Half Ended
	July 29, 2016	July 31, 2015
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(23,960)	$(43,685)
Proceeds from sale of fixed assets	612	1,439

Net cash used in investing activities	$(23,348)	$(42,246)

Capital expenditures in the first half of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $24.0 million.

Capital expenditures in the first half of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $43.7 million. Proceeds from sale of fixed assets primarily relate to the sale of held for sale property.

We estimate that total capital expenditures through the end of the current fiscal year will be approximately $35 million to $40 million, comprised of approximately $20 million to $25 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance. In addition, we are currently evaluating the expansion of our store refresh initiative which may require us to update our full year capital expenditure outlook. We may fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions.

Financing Activities

	First Half Ended
	July 29, 2016	July 31, 2015
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(3,069)	$(3,069)
Proceeds under revolving credit facility	92,200	275,450
Payments under revolving credit facility	(119,100)	(225,850)
Payments of debt issuance costs	(4,725)	—
Proceeds from financing lease obligations	31,503	8,666
Payments of capital and financing lease obligation	(500)	(55)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings.	—	(57)

Net cash (used in) provided by financing activities	$(3,691)	$54,695

Net cash used in financing activities in the first half of fiscal 2017 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility, partially offset by proceeds from financing lease obligations.  In the second quarter of fiscal 2017, the Company sold and concurrently licensed (through January 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. Additional information regarding sale of the warehouse facility is contained in Note 11 to our Unaudited Consolidated Financial Statements.

Net cash provided by financing activities in the first half of fiscal 2016 was comprised primarily of net borrowings under the ABL Facility and proceeds from the financing lease obligations associated with sale-leaseback transactions, partially offset by repayments of borrowings under the First Lien Term Loan Facility.

Off-Balance Sheet Arrangements

As of July 29, 2016, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 29, 2016 is provided in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.  During the first half of fiscal 2017, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On April 8, 2016, we amended the ABL Facility as described in Note 5 to the Unaudited Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and five locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the second quarter of fiscal 2017 and fiscal 2016 was $24.9 million and $24.0 million, respectively. Rental expense charged to operations for the first half of fiscal 2017 and fiscal 2016 was $49.8 million and $47.3 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended July 29, 2016 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of July 29, 2016, we had variable rate borrowings of $596.9 million under our First Lien Term Loan Facility and $20.9 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

During the first quarter of fiscal 2013, we entered into an interest rate swap agreement to limit the variability of cash flows associated with interest payments on the First Lien Term Loan Facility that result from fluctuations in the LIBOR rate.  The swap limited our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50% as described in Note 6 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.  The fair value of the swap on the trade date was zero as we neither paid nor received any value to enter into the swap, which was entered into at market rates.  The term of the swap was from November 29, 2013 through May 31, 2016.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase in our pre-tax loss and a decrease in cash flows of approximately $1.0 million for the three months ended July 29, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of July 29, 2016.

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

In order to remediate this material weakness and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we have taken, and are taking, several steps to improve the overall processes and controls in our tax function.  We have supplemented our accounting and tax professionals with additional personnel with expertise in accounting for deferred taxes; and are continuing to redesign and enhance our income tax review procedures to include a more robust reconciliation of the deferred tax balances.

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the second quarter of fiscal 2017, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended July 29, 2016 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 29, 2016 for information regarding the most significant factors affecting our operations.  As of July 29, 2016, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosures

None

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1	Second Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of July 26, 2016 (*)

10.2	2016 Mid-Term Cash Incentive Plan (*)

10.3	Form of Refinancing Bonus Letter Agreement (*)

10.4	Form of Mid-Term Cash Incentive Plan Letter Agreement (*)

10.5	Form of Non-Qualified Employee Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan (*)

10.6

Non-Qualified Amended and Restated Stock Option Agreement ($750), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert (*)

10.7

Non-Qualified Amended and Restated Stock Option Agreement ($1000), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert (*)

10.8

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton (*)

10.9

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of December 2, 2015, between Number Holdings, Inc. and Jack Sinclair (*)

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

99 CENTS ONLY STORES LLC

Date: September 9, 2016	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
10.1	Second Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of July 26, 2016 (*)
10.2	2016 Mid-Term Cash Incentive Plan (*)
10.3	Form of Refinancing Bonus Letter Agreement (*)
10.4	Form of Mid-Term Cash Incentive Plan Letter Agreement (*)
10.5	Form of Non-Qualified Employee Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan (*)
10.6

Non-Qualified Amended and Restated Stock Option Agreement ($750), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert (*)

10.7

Non-Qualified Amended and Restated Stock Option Agreement ($1000), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert (*)

10.8

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton (*)

10.9

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of December 2, 2015, between Number Holdings, Inc. and Jack Sinclair (*)

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