Form 10-Q
period 2016-10-28
99 CENTS ONLY STORES LLC
filed 2016-12-09
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2016

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

As of December 7, 2016, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of October 28, 2016 (unaudited) and January 29, 2016	4
	Consolidated Statements of Comprehensive Income (Loss) for the third quarter and first three quarters ended October 28, 2016 (unaudited) and October 30, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the first three quarters ended October 28, 2016 (unaudited) and October 30, 2015 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
	Part II — Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 28, 2016	January 29, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,426	$2,312
Accounts receivable, net of allowance for doubtful accounts of $117 and $140 at October 28, 2016 and January 29, 2016, respectively	3,142	1,674
Income taxes receivable	2,235	3,665
Inventories, net	188,380	196,651
Assets held for sale	4,903	2,308
Other	11,293	18,570

Total current assets	212,379	225,180
Property and equipment, net	522,002	542,570
Deferred financing costs, net	3,992	916
Intangible assets, net	448,830	453,242
Goodwill	387,772	387,772
Deposits and other assets	8,384	7,352

Total assets	$1,583,359	$1,617,032

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$88,049	$79,197
Payroll and payroll-related	22,034	18,421
Sales tax	15,002	13,314
Other accrued expenses	54,244	39,520
Workers’ compensation	75,542	76,389
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	30,251	989

Total current liabilities	291,260	233,968
Long-term debt, net of current portion	868,382	875,843
Unfavorable lease commitments, net	4,426	5,746
Deferred rent	29,717	29,333
Deferred compensation liability	774	709
Capital and financing lease obligation, net of current portions	46,856	34,817
Deferred income taxes	163,045	163,045
Other liabilities	7,011	5,118

Total liabilities	1,411,471	1,348,579

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at October 28, 2016 and January 29, 2016	550,769	550,226
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(359,681)	(262,411)
Other comprehensive loss	—	(162)

Total equity	171,888	268,453

Total liabilities and equity	$1,583,359	$1,617,032

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015

Net Sales:
99¢ Only Stores	$489,900	$480,547	$1,479,126	$1,452,682
Bargain Wholesale	10,244	10,918	30,405	33,474

Total sales	500,144	491,465	1,509,531	1,486,156
Cost of sales	354,982	359,796	1,074,202	1,061,989

Gross profit	145,162	131,669	435,329	424,167
Selling, general and administrative expenses	165,219	147,149	481,933	451,865
Goodwill impairment	—	120,000	—	120,000

Operating loss	(20,057)	(135,480)	(46,604)	(147,698)

Other (income) expense:
Interest income	(7)	—	(45)	(3)
Interest expense	16,920	16,549	50,230	49,302
Loss on extinguishment	—	—	335	—

Total other expense, net	16,913	16,549	50,520	49,299

Loss before provision for income taxes	(36,970)	(152,029)	(97,124)	(196,997)
Provision for income taxes	21	607	146	32,569

Net loss	$(36,991)	$(152,636)	$(97,270)	$(229,566)

Other comprehensive income, net of tax:
Unrealized losses on interest rate cash flow hedge	—	(192)	(168)	(333)
Less: reclassification adjustment included in net income	—	724	330	1,207

Other comprehensive income, net of tax	—	532	162	874

Comprehensive loss	$(36,991)	$(152,104)	$(97,108)	$(228,692)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Three Quarters Ended
	October 28, 2016	October 30, 2015

Cash flows from operating activities:
Net loss	$(97,270)	$(229,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,375	49,179
Amortization of deferred financing costs and accretion of OID	4,457	3,542
Amortization of intangible assets	1,312	1,332
Amortization of favorable/unfavorable leases, net	1,802	1,322
Gain on disposal of fixed assets	(564)	(5,497)
Loss on interest rate hedge	514	1,119
Goodwill impairment	—	120,000
Loss on extinguishment of debt	335	—
Long-lived assets impairment	491	509
Deferred income taxes	—	31,704
Stock-based compensation	543	1,456
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,468)	141
Inventories	8,271	29,804
Deposits and other assets	5,202	3,487
Accounts payable	8,190	(22,433)
Accrued expenses	19,781	3,270
Accrued workers’ compensation	(847)	(1,786)
Income taxes	1,322	9,371
Deferred rent	1,339	3,266
Other long-term liabilities	3,146	1,607

Net cash provided by operating activities	7,931	1,827

Cash flows from investing activities:
Purchases of property and equipment	(35,273)	(55,710)
Proceeds from sale of property and fixed assets	617	22,320
Insurance recoveries for replacement assets	937	—

Net cash used in investing activities	(33,719)	(33,390)

Cash flows from financing activities:
Payments of long-term debt	(4,604)	(4,604)
Proceeds under revolving credit facility	168,500	404,050
Payments under revolving credit facility	(174,500)	(385,350)
Payments of debt issuance costs	(4,725)	(487)
Proceeds from financing lease obligations	41,993	8,666
Payments of capital and financing lease obligations	(762)	(143)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	(57)

Net cash provided by financing activities	25,902	21,685

Net increase (decreased) in cash	114	(9,878)
Cash - beginning of period	2,312	12,463

Cash - end of period	$2,426	$2,585

Supplemental cash flow information:
Income taxes refunded	$(1,175)	$(8,500)
Interest paid	$38,436	$39,084
Non-cash investing activities for purchases of property and equipment	$(662)	$17,953

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 29, 2016) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of October 28, 2016, the Company operated 394 retail stores with 287 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The third quarter ended October 28, 2016 (the “third quarter of fiscal 2017”) and the third quarter ended October 30, 2015 (the “third quarter of fiscal 2016”) were each comprised of 91 days.  The nine-month period ended October 28, 2016 (the “first three quarters of fiscal 2017”) and the nine-month period ended October 30, 2015 (the “first three quarters of fiscal 2016”) were each comprised of 273 days.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted Accounting Standard Update (“ASU”)  No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of fiscal 2017, which requires the Company to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The adoption of this accounting standard resulted in the reclassification of $11.5 million of debt issuance costs (net of accumulated amortization) from deferred financing costs, net to long-term debt, net of current portion on the Company’s consolidated balance sheet at January 29, 2016.  The Company also early adopted ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” in the first quarter of fiscal 2017, which requires that all deferred tax assets and liabilities be classified as long-term on the balance sheet.  The adoption of this accounting standard resulted in the reclassification of $16.6 million of deferred income tax from current assets to long-term deferred income taxes liability on the Company’s consolidated balance sheet at January 29, 2016.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $3.2 million and $7.9 million as of October 28, 2016 and January 29, 2016, respectively.

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

During the third quarter of fiscal 2017, the Company decided to close five retail stores in California by the end of fiscal 2017 upon the expiration of their respective lease terms.  As a result of this decision, the Company recognized an impairment charge of approximately $0.1 million related to the closure of three of these stores and recorded an impairment charge of $0.1 million related to fixtures that will be disposed of and for which the Company concluded the fair value was zero.   During the third quarter of fiscal 2017, the Company also reduced the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.2 million.  During the second quarter of fiscal 2016, due to the underperformance of one store in Texas, the Company concluded that the carrying value of its long-lived assets was not recoverable and accordingly recorded an asset impairment charge of $0.5 million.

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

During the first three quarters of fiscal 2017, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

During the third quarter of fiscal 2017, the Company sold and concurrently leased back two stores with an aggregate carrying value of $7.6 million and received net proceeds from these transactions of $10.5 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed.  The resulting leases are accounted for as financing leases and the Company has recorded a corresponding financing lease obligation of $10.5 million (as a component of current and non-current liabilities).  The Company will amortize the financing lease obligation over the lease term and depreciate the assets over their remaining useful lives.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of October 28, 2016 and January 29, 2016.

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

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and liabilities, and unfavorable leases, respectively (in thousands):

	October 28, 2016				January 29, 2016
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(91,973)	$—	$387,772	$479,745	$(91,973)	$—	$387,772
Trade name	410,000	—	—	410,000	410,000	—	—	410,000

Total indefinite lived intangible assets	$889,745	$(91,973)	$—	$797,772	$889,745	$(91,973)	$—	$797,772

Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(454)	$976	$2,000	$(570)	$(405)	$1,025
Bargain Wholesale customer relationships	20,000	—	(7,994)	12,006	20,000	—	(6,752)	13,248
Favorable leases	46,543	(566)	(20,129)	25,848	46,543	(566)	(17,008)	28,969

Total finite lived intangible assets	68,543	(1,136)	(28,577)	38,830	68,543	(1,136)	(24,165)	43,242

Total goodwill and other intangible assets	$958,288	$(93,109)	$(28,577)	$836,602	$958,288	$(93,109)	$(24,165)	$841,014

	October 28, 2016			January 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	$19,835	$(15,409)	$4,426	$19,835	$(14,089)	$5,746

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	October 28, 2016	January 29, 2016
Land	$169,145	$170,871
Buildings	111,205	111,205
Buildings improvements	77,218	74,157
Leasehold improvements	202,335	192,405
Fixtures and equipment	210,503	194,671
Transportation equipment	11,917	11,835
Construction in progress	19,045	18,073

Total property and equipment	801,368	773,217
Less: accumulated depreciation and amortization	(279,366)	(230,647)

Property and equipment, net	$522,002	$542,570

4.                                      Comprehensive Loss

The following table sets forth the calculation of comprehensive loss, net of tax effects (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 28, 2016	October 30, 2015	October, 28 2016	October 30, 2015

Net loss	$(36,991)	$(152,636)	$(97,270)	$(229,566)
Unrealized loss on interest rate cash flow hedge, net of tax effects of $0, $94, $(112) and $0 for the third quarter and first three quarters of fiscal 2017 and fiscal 2016, respectively	—	(192)	(168)	(333)
Reclassification adjustment, net of tax effects of $0, $(321), $220 and $0 for the third quarter and first three quarters of fiscal 2017 and fiscal 2016, respectively	—	724	330	1,207

Total gains, net	—	532	162	874

Total comprehensive loss	$(36,991)	$(152,104)	$(97,108)	$(228,692)

Amounts in accumulated other comprehensive loss as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of accumulated other comprehensive loss in each of the third quarter and first three quarters of fiscal 2017 and fiscal 2016 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	October 28, 2016	January 29, 2016

ABL Facility	$41,800	$47,800
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $3,240 and $4,724 as of October 28, 2016 and January 29, 2016, respectively	592,157	595,726
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(9,437)	(11,545)

Total debt	874,520	881,981
Less: current portion	6,138	6,138

Long-term debt, net of current portion	$868,382	$875,843

As of October 28, 2016 and January 29, 2016, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	October 28, 2016	January 29, 2016

ABL Facility (included in non-current deferred financing costs)	$3,992	$916
First Lien Term Loan Facility (included in long-term debt, net of current portion)	3,326	4,387
Senior Notes (included in long-term debt, net of current portion)	6,111	7,158

Total deferred financing costs, net	$13,429	$12,461

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of October 28, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of October 28, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 28, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $595.4 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of October 28, 2016, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of October 28, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at October 28, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 28, 2016).  The Company must also pay customary letter of credit fees and agency fees.

As of October 28, 2016, borrowings under the ABL Facility were $41.8 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $48.6 million.  As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million.

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

As of October 28, 2016, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 28, 2016, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30 2015

First Lien Term Loan Facility	$6,785	$7,230	$20,921	$21,735
ABL Facility	700	654	1,824	1,843
Senior Notes	6,875	6,875	20,625	20,701
Amortization of deferred financing costs and OID	1,514	1,238	4,454	3,543
Other interest expense	1,046	552	2,406	1,480
Interest expense	$16,920	$16,549	$50,230	$49,302

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

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert’s as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at October 28, 2016 and January 29, 2016. The Company recognizes the expense associated with these payments over the requisite service period.

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

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	October 28, 2016	January 29, 2016

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$—	$569
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$—	$162
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$934	$1,033
Transition payments (included in other long-term liabilities)	$146	$172

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$—	$192	$168	$333
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$—	$724	$330	$1,207
(Loss) gain related to ineffective portion of derivative recognized in interest expense	$—	$(27)	$36	$(88)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$253	$713	$1,787	$713

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of October 28, 2016:

	October 28, 2016
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$773	$773	$—	$—
LIABILITIES
Other current liabilities — transition payments	$934	$—	$—	$934
Other long-term liabilities — transition payments	$146	$—	$—	$146
Other long-term liabilities — deferred compensation	$773	$773	$—	$—

Level 1 measurements include $0.8 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of October 28, 2016.

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first three quarters of fiscal 2017.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
Transition Payments	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Description
Beginning balance	$(827)	$—	$(1,205)	$—
Transfers in and/or out of Level 3	—	—	—	—
Total realized/unrealized loss:
Included in earnings (1)	(253)	(713)	(1,787)	(713)
Included in other comprehensive loss	—	—	—	—
Purchases, redemptions and settlements:
Settlements	—	—	1,912	—

Ending balance	$(1,080)	$(713)	$(1,080)	$(713)

Total amount of unrealized losses for the period included in earnings relating to liabilities held at the reporting period	$(253)	$(713)	$(817)	$(713)

(1)         Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financing costs.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of October 28, 2016 and January 29, 2016.

The fair value of the First Lien Term Loan Facility was estimated at $467.4 million, or $128.0 million lower than its carrying value, as of October 28, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $393.0 million, or $207.0 million lower than its carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $148.1 million, or $101.9 million lower than the carrying value, as of October 28, 2016, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $103.1 million, or $146.9 million lower than the carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the third quarter of fiscal 2017, the Company recognized an impairment charge of approximately $0.1 million relating to the anticipated closure of three stores. The remaining net book value of assets measured at fair value was $0.1 million.  During the third quarter of fiscal 2017, the Company also recorded impairment charges of $0.1 million related to fixtures that will be disposed of and for which the Company concluded the fair value was zero. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3).

During the third quarter of fiscal 2017, the Company also reduced the carrying value of a held for sale property to its fair value of $1.5 million from $1.7 million, resulting in an impairment charge of $0.2 million. Fair value was determined on the basis of a broker quote, less estimated cost to sell (Level 2).

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). On July 26, 2016, the 2012 Plan was amended to increase the aggregate number of shares authorized for issuance under the 2012 Plan to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  Prior to the increase, the 2012 Plan authorized equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent. As of October 28, 2016, options for 82,155 shares of each of Class A Common Stock and Class B Common Stock were outstanding and held by employees, members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 21,896 time-based and 18,009 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of October 28, 2016.

During the second quarter of fiscal 2017, Parent provided certain employee option holders an opportunity to exchange their outstanding non-qualified stock options for options with an exercise price of $757 per share. On July 26, 2016, the Compensation Committee of Parent canceled 15,555 of the outstanding options with an exercise price higher than $757 per share and granted new options to holders of the canceled options with an exercise price of $757 per share.  In the third quarter of fiscal 2017, the Compensation Committee of Parent canceled an additional 260 of the outstanding options with an exercise price higher than $757 per share and granted new options to holders of the canceled options with an exercise price of $757 per share. The new options are generally vested to the same extent as the canceled options and have terms of ten years. New options subject to time-vesting conditions vest over a five-year service period and performance-vested options vest upon achievement of certain performance targets. The exchanges were treated as a modification of stock options for accounting purposes and had no impact on compensation expense.  The fair value of new time-vested and performance-vested options was estimated at the date of modification using the Black-Scholes pricing model.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting.  During the third quarter and first three quarters of fiscal 2017, the Company recorded stock-based compensation expense of $0.2 million and $0.5 million, respectively.  During the third quarter and first three quarters of fiscal 2016, the Company recorded stock-based compensation expense of less than $0.1 million and $1.5 million, respectively.

The following summarizes stock option activity in the first three quarters of fiscal 2017:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	69,585		$910
Granted	30,240	(a)	$757
Exercised	—		$—
Cancelled	(17,670	)(b)	$1,184

Outstanding at the end of the period	82,155		$800	9.2

Exercisable at the end of the period	14,470		$788	9.3

(a)         Includes 13,146 options granted to employees that will vest based on the achievement of certain performance targets.

(b)         Includes cancellation of 15,815 options in exchange for options with new terms.

The following table summarizes the stock awards available for grant under the 2012 Plan as of October 28, 2016:

Number of Shares
Available for grant as of January 29, 2016	14,725
Authorized	2,500
Granted	(30,240)
Cancelled	17,670
Available for grant at October 28, 2016	4,655

9.                                      Related-Party Transactions

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan.  As of October 28, 2016, funds affiliated with Ares and CPPIB held approximately $130.9 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of October 28, 2016 and January 29, 2016 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first three quarters of fiscal 2017 was a provision rate of (0.2)% compared to a provision rate of rate of (16.5)% for the first three quarters of fiscal 2016.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The change in the effective tax rate is primarily due to the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016 as discussed below, and the effect of not recognizing the benefit of losses incurred in fiscal 2017 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

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

As of October 28, 2016 and January 29, 2016, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is

intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or the fiscal year ending January 26, 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending July 31, 2020. The maximum payout under the Mid-Term Cash Incentive Plan is $22.5 million. The Company recognizes the expense associated with this Mid-Term Cash Incentive Plan over the requisite service periods and has accrued $3.0 million as of October 28, 2016.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of October 28, 2016.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of October 28 2016 and January 29, 2016, the Company had recorded a liability of $75.5 million and $76.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of $0.1 million as of each of October 28, 2016 and January 29, 2016 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of October 28, 2016 and January 29, 2016, the Company had recorded a liability of $0.4 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Sale of Warehouse Facility

On July 6, 2016, the Company sold and concurrently licensed (through February 28, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. In addition to the proceeds, $1.0 million purchase price consideration has been held in escrow for the buyer to make certain repairs, and any amount not used for such repairs will be paid to the Company. The Company expects the buyer to complete such repairs within 18 months of the closing date. The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting lease is accounted for as a financing lease and the Company has recorded a financing lease obligation of $29.1 million (as a component of current liabilities) as of October 28, 2016.  The Company will derecognize the assets and financing lease obligation at the earlier of when the lease term ends or when the Company no longer has continuing involvement and depreciate the assets over their remaining useful lives.

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

Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay has been lifted and the parties mediated this matter on October 19, 2016.  The mediation did not result in a settlement, and a bench trial has been set to commence on May 31, 2017.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012, because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification has been fully briefed.  Plaintiff has also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  At the Court’s request the parties have agreed, to mediate this matter on March 2, 2017, prior to any ruling on the class certification motion and the motion to strike.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court and will be mediated along with the Barriga action on March 2, 2017.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that could result from such lawsuits.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Mr. Clavel alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  BaronHR has also answered the First Amended Complaint.  Trial has been set to commence on July 18, 2017, and a mediation has been set for January 19, 2017.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Jimmy Mejia, et al. v. 99 Cents Only Stores LLC.  Former store associates Jimmy Mejia and Yamilet Serrano filed an action against the Company on September 16, 2016, on behalf of themselves and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay timely wages during employment and upon termination, and failure to provide proper wage statements.  On November 14, 2016, the Company answered the complaint, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  A case management conference has been set for January 19, 2017.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Environmental Matters

People of the State of California v. 99 Cents Only Stores LLC.  This action was brought by the San Joaquin District Attorney and a number of other public prosecutors against the Company alleging that the Company had violated hazardous waste statutory and regulatory requirements at its retail stores in California.  The Company settled this case through the entry of a stipulated judgment in December 2014 which contained injunctive relief requiring the Company to comply with applicable hazardous waste requirements at these stores. On June 29, 2015, the District Attorney informed the Company of alleged hazardous waste violations identified during a March 2015 inspection of a recently-opened store in Sonora, Tuolumne County and requested a meeting with the Company.  Since that time, the Company has been cooperating with the District Attorney to provide information regarding the alleged violations.  The District Attorney has demanded that the Company pay $187,500 to resolve this matter and to agree to additional injunctive relief in the existing settlement.  In May 2016, the discussions with the District Attorney were extended to include non-compliance issues identified at an existing store in San Jose during an inspection on March 16, 2016.  In connection with this matter, the Company has accrued an immaterial amount.  Although any monetary damages ultimately paid by the Company may exceed the accrued amount, it is not currently possible to estimate the amount of any such excess or the impact that any injunctive relief may have on the Company’s business, financial condition and results of operations.

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

12.                               Assets Held for Sale

Assets held for sale as of October 28, 2016 consisted of vacant land in Rancho Mirage and Los Angeles, California and land in Bullhead, Arizona with an aggregate carrying value of $4.9 million.  Assets held for sale as of January 29, 2016 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with an aggregate carrying value of $2.3 million.

13.                               Other Accrued Expenses

Other accrued expenses as of October 28, 2016 and January 29, 2016 are as follows (in thousands):

	October 28, 2016	January 29, 2016
Accrued interest	$13,862	$6,875
Accrued occupancy costs	13,195	9,489
Accrued legal reserves and fees	9,031	8,371
Accrued interest swap	—	569
Accrued California Redemption Value	2,488	2,225
Accrued transportation	4,606	3,508
Other	11,062	8,483
Total other accrued expenses	$54,244	$39,520

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively.  The adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-17, “Interest Held through Related Parties that are under Common Control”, which provides guidance on the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (“VIE”) by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted.  The adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In October 2016 the FASB has issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of October 28, 2016 and January 29, 2016, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,263	$1,130	$33	$—	$2,426
Accounts receivable, net	3,083	59	—	—	3,142
Income taxes receivable	2,244	(9)	—	—	2,235
Inventories, net	163,157	25,223	—	—	188,380
Assets held for sale	4,903	—	—	—	4,903
Other	10,702	578	13	—	11,293
Total current assets	185,352	26,981	46	—	212,379
Property and equipment, net	468,446	53,535	21	—	522,002
Deferred financing costs, net	3,992	—	—	—	3,992
Equity investments and advances to subsidiaries	717,928	648,186	2,900	(1,369,014)	—
Intangible assets, net	447,037	1,793	—	—	448,830
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	8,027	343	14	—	8,384
Total assets	$2,218,554	$730,838	$2,981	$(1,369,014)	$1,583,359

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$82,321	$5,728	$—	$—	$88,049
Intercompany payable	649,684	668,622	3,041	(1,321,347)	—
Payroll and payroll-related	20,576	1,458	—	—	22,034
Sales tax	14,393	609	—	—	15,002
Other accrued expenses	49,924	4,301	19	—	54,244
Workers’ compensation	75,467	75	—	—	75,542
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	30,251	—	—	—	30,251
Total current liabilities	928,754	680,793	3,060	(1,321,347)	291,260
Long-term debt, net of current portion	868,382	—	—	—	868,382
Unfavorable lease commitments, net	4,404	22	—	—	4,426
Deferred rent	27,440	2,272	5	—	29,717
Deferred compensation liability	774	—	—	—	774
Capital and financing lease obligation, net of current portion	46,856	—	—	—	46,856
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	7,011	—	—	—	7,011
Total liabilities	2,046,666	683,087	3,065	(1,321,347)	1,411,471

Member’s Equity:
Member units	550,769	—	1	(1)	550,769
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(359,681)	(52,192)	(85)	52,277	(359,681)
Other comprehensive income	—	—	—	—	—
Total equity	171,888	47,751	(84)	(47,667)	171,888
Total liabilities and equity	$2,218,554	$730,838	$2,981	$(1,369,014)	$1,583,359

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,266	$1,009	$37	$—	$2,312
Accounts receivable, net	1,568	106	—	—	1,674
Income taxes receivable	3,665	—	—	—	3,665
Deferred income taxes	—	—	—	—	—
Inventories, net	171,691	24,960	—	—	196,651
Assets held for sale	2,308	—	—	—	2,308
Other	17,279	1,278	13	—	18,570
Total current assets	197,777	27,353	50	—	225,180
Property and equipment, net	484,764	57,780	26	—	542,570
Deferred financing costs, net	916	—	—	—	916
Equity investments and advances to subsidiaries	604,542	527,905	1,836	(1,134,283)	—
Intangible assets, net	451,245	1,997	—	—	453,242
Goodwill	387,772	—	—	—	387,772
Deposits and other assets	6,949	395	8	—	7,352
Total assets	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,313	$4,884	$—	$—	$79,197
Intercompany payable	528,767	545,012	2,381	(1,076,160)	—
Payroll and payroll-related	17,024	1,397	—	—	18,421
Sales tax	12,801	513	—	—	13,314
Other accrued expenses	37,019	2,477	24	—	39,520
Workers’ compensation	76,314	75	—	—	76,389
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	989	—	—	—	989
Total current liabilities	753,365	554,358	2,405	(1,076,160)	233,968
Long-term debt, net of current portion	875,843	—	—	—	875,843
Unfavorable lease commitments, net	5,702	44	—	—	5,746
Deferred rent	26,913	2,409	11	—	29,333
Deferred compensation liability	709	—	—	—	709
Capital and financing lease obligation, net of current portion	34,817	—	—	—	34,817
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	5,118	—	—	—	5,118
Total liabilities	1,865,512	556,811	2,416	(1,076,160)	1,348,579

Member’s Equity:
Member units	550,226	—	1	(1)	550,226
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(262,411)	(41,324)	(497)	41,821	(262,411)
Other comprehensive loss	(162)	—	—	—	(162)
Total equity	268,453	58,619	(496)	(58,123)	268,453
Total liabilities and equity	$2,133,965	$615,430	$1,920	$(1,134,283)	$1,617,032

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Third Quarter Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$458,013	$42,131	$459	$(459)	$500,144
Cost of sales	322,306	32,676	—	—	354,982
Gross profit	135,707	9,455	459	(459)	145,162
Selling, general and administrative expenses	152,117	13,465	96	(459)	165,219
Operating (loss) income	(16,410)	(4,010)	363	—	(20,057)
Other (income) expense:
Interest income	(7)	—	—	—	(7)
Interest expense	16,920	—	—	—	16,920
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	3,647	—	—	(3,647)	—
Total other expense, net	20,560	—	—	(3,647)	16,913
(Loss) income before provision for income taxes	(36,970)	(4,010)	363	3,647	(36,970)
Provision for income taxes	21	—	—	—	21
Net (loss) income	$(36,991)	$(4,010)	$363	$3,647	$(36,991)
Comprehensive (loss) income	$(36,991)	$(4,010)	$363	$3,647	$(36,991)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the First Three Quarters Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,382,473	$127,058	$570	$(570)	$1,509,531
Cost of sales	975,681	98,521	—	—	1,074,202
Gross profit	406,792	28,537	570	(570)	435,329
Selling, general and administrative expenses	442,940	39,405	158	(570)	481,933
Operating (loss) income	(36,148)	(10,868)	412	—	(46,604)
Other (income) expense:
Interest income	(45)	—	—	—	(45)
Interest expense	50,230	—	—	—	50,230
Loss on extinguishment of debt	335	—	—	—	335
Equity in loss (earnings) of subsidiaries	10,456	—	—	(10,456)	—
Total other expense, net	60,976	—	—	(10,456)	50,520
(Loss) income before provision for income taxes	(97,124)	(10,868)	412	10,456	(97,124)
Provision for income taxes	146	—	—	—	146
Net (loss) income	$(97,270)	$(10,868)	$412	$10,456	$(97,270)
Comprehensive (loss) income	$(97,108)	$(10,868)	$412	$10,456	$(97,108)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the First Three Quarters Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,193	$1,742	$(4)	$—	$7,931
Cash flows from investing activities:
Purchases of property and equipment	(33,652)	(1,621)	—	—	(35,273)
Proceeds from sales of fixed assets	617	—	—	—	617
Insurance recoveries for replacement assets	937	—	—	—	937
Net cash used in investing activities	(32,098)	(1,621)	—	—	(33,719)
Cash flows from financing activities:
Payments of long-term debt	(4,604)	—	—	—	(4,604)
Proceeds under revolving credit facility	168,500	—	—	—	168,500
Payments under revolving credit facility	(174,500)	—	—	—	(174,500)
Payments of debt issuance costs	(4,725)	—	—	—	(4,725)
Proceeds from financing lease obligations	41,993	—	—	—	41,993
Payments of capital and financing lease obligations	(762)	—	—	—	(762)
Net cash provided by financing activities	25,902	—	—	—	25,902
Net (decrease) increase in cash	(3)	121	(4)	—	114
Cash — beginning of period	1,266	1,009	37	—	2,312
Cash — end of period	$1,263	$1,130	$33	$—	$2,426

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

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal 2017 began on January 30, 2016, will end on January 27, 2017 and will consist of 52 weeks.  The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, ended on January 29, 2016 and consisted of 52 weeks.  The third quarter ended October 28, 2016 (the “third quarter of fiscal 2017”) and the third quarter ended October 30, 2015 (the “third quarter of fiscal 2016”) were each comprised of 91 days.  The nine-month period ended October 28, 2016 (the “first three quarters of fiscal 2017”) and the nine-month period ended October 30, 2015 (the “first three quarters of fiscal 2016”) were each comprised of 273 days.

For the third quarter of fiscal 2017, we had net sales of $500.1 million, operating loss of $20.1 million and a net loss of $37.0 million.  Sales increased during the third quarter of fiscal 2017 over the same period in fiscal 2016 primarily due to the effect of new stores opened in fiscal 2017, an increase in same-store sales of 0.8% and the full quarter effect of new stores opened in fiscal 2016.  Third quarter of fiscal 2017 results were positively impacted by decrease in shrinkage and higher product margin compared to the third quarter of fiscal 2016 as further discussed in “Results of Operations — Third Quarter Ended October 28, 2016 Compared to Third Quarter Ended October 30, 2015 — Gross Profit” and negatively impacted by higher payroll-related expenses as further discussed in “Results of Operations — Third Quarter Ended October 28, 2016 Compared to Third Quarter Ended October 30, 2015 — Selling, General and Administrative Expenses”.  For the first three quarters of fiscal 2017, we had net sales of $1,509.5 million, operating loss of $46.6 million and a net loss of $97.3 million.  Sales increased during the first three quarters of fiscal 2017 over the same period in fiscal 2016 primarily due to the full year effect of new stores opened in fiscal 2016, the effect of new stores opened in the first three quarters of fiscal 2017 and an increase in same-store sales of 0.6%.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

In the first three quarters of fiscal 2017, we opened four new stores in California and closed one store in Texas upon the expiration of a lease. In the fourth quarter of fiscal 2017, we currently intend to open one new store.  Also during the fourth quarter, we expect to close five retail stores in California upon the expiration of their respective lease terms. We believe that our near term growth will primarily result from new store openings in our existing territories and increases in same-store sales, driven in part by our ongoing initiatives to enhance the customer shopping experience.

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

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	October 28, 2016	% of Net Sales	October 30, 2015	% of Net Sales	October 28, 2016	% of Net Sales	October 30, 2015	% of Net Sales
Net Sales:
99¢ Only Stores	$489,900	98.0%	$480,547	97.8%	$1,479,126	98.0%	$1,452,682	97.7%
Bargain Wholesale	10,244	2.0	10,918	2.2	30,405	2.0	33,474	2.3

Total sales	500,144	100.0	491,465	100.0	1,509,531	100.0	1,486,156	100.0
Cost of sales	354,982	71.0	359,796	73.2	1,074,202	71.2	1,061,989	71.5

Gross profit	145,162	29.0	131,669	26.8	435,329	28.8	424,167	28.5
Selling, general and administrative expenses	165,219	33.0	147,149	29.9	481,933	31.9	451,865	30.4
Goodwill impairment	—	0.0	120,000	24.4	—	0.0	120,000	8.1

Operating loss	(20,057)	(4.0)	(135,480)	(27.6)	(46,604)	(3.1)	(147,698)	(9.9)

Other (income) expense:
Interest income	(7)	0.0	—	0.0	(45)	0.0	(3)	0.0
Interest expense	16,920	3.4	16,549	3.4	50,230	3.3	49,302	3.3
Loss on extinguishment of debt	—	0.0	—	0.0	335	0.0	—	0.0

Total other expense, net	16,913	3.4	16,549	3.4	50,520	3.3	49,299	3.3

Loss before provision for income taxes	(36,970)	(7.4)	(152,029)	(30.9)	(97,124)	(6.4)	(196,997)	(13.3)
Provision for income taxes	21	0.0	607	0.1	146	0.0	32,569	2.2

Net loss	$(36,991)	(7.4)%	$(152,636)	(31.1)%	$(97,270)	(6.4)%	$(229,566)	(15.4)%

Third Quarter Ended October 28, 2016 Compared to Third Quarter Ended October 30, 2015

Net sales.  Total net sales increased $8.7 million, or 1.8%, to $500.1 million in the third quarter of fiscal 2017, from $491.5 million in the third quarter of fiscal 2016.  Net retail sales increased $9.4 million, or 1.9%, to $489.9 million in the third  quarter of fiscal 2017, from $480.5 million in the third quarter of fiscal 2016.  Bargain Wholesale net sales decreased by $0.7 million, or 6.2%, to $10.2 million in the third quarter of fiscal 2017, from $10.9 million in the third quarter of fiscal 2016.  The $9.4 million increase in net retail sales was primarily due to the effect of new stores opened in fiscal 2017, a 0.8% increase in same-store sales and the full quarter effect of new stores opened in fiscal 2016.  Same-store sales increased 0.8% compared to the third quarter of fiscal 2016, with higher average ticket of 1.1% offset by lower customer traffic of 0.3%.  The increase in same-store sales was primarily due to higher sales from fresh offerings, as a result of increased product availability and improved in-stock levels due to improvements in the allocation and replenishment system and the expansion of our partnership with a third party produce distributors. In addition, seasonal sales increased as a result of a high-quality merchandise assortment and a uniform merchandising strategy.

Gross profit.  Gross profit increased $13.5 million, or 10.2%, to $145.2 million in the third quarter of fiscal 2017, from $131.7 million in the third quarter of 2016.  As a percentage of net sales, overall gross margin increased to 29.0% in the third quarter of fiscal 2017, from 26.8% in the third quarter of fiscal 2016.  Overall gross profit was positively impacted by a decrease in inventory shrinkage. Shrinkage improved by 100 basis points compared to the third quarter of fiscal 2016 based on positive trends in recent physical counts that we believe was driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin increased by 70 basis points compared to the third quarter of fiscal 2016 as a result of lower inbound freight and duty costs.  Distribution and transportation expenses decreased by 40 basis points primarily due to lower transportation costs.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $18.1 million, or 12.3%, to $165.2 million in the third quarter of fiscal 2017, from $147.1 million in the third quarter of fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 33.0% for the third quarter of fiscal 2017 from 29.9% for the third quarter of fiscal 2016.  The 310 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in payroll-related expenses. Payroll-related expenses were higher by 160 basis points primarily due to an increase in the minimum wage in California which went into effect in January 2016 as well as higher performance compensation expenses. In addition, the third quarter of fiscal 2016 included a $5.4 million gain on the sale of a cold storage distribution facility, which lowered prior year third quarter selling, general and administrative expenses as a percentage of net sales by 110 basis points and resulted in an unfavorable comparison to the third quarter of fiscal 2017. Selling, general and administrative expenses in the third quarter of fiscal 2017 were also negatively impacted by an estimates sales tax audit liability of 50 basis points.

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit. The significant changes in assumptions that, in part, led to the goodwill impairment included decreases in new store expansion for all future years, slower sales growth from new store additions and gross margin compression.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants. See Note 1 to the Unaudited Consolidated Financial Statements for more information related to the goodwill impairment.

Operating loss.  Operating loss was $20.1 million for the third quarter of fiscal 2017 compared to operating loss of $135.5 million for the third quarter of fiscal 2016.  Operating loss as a percentage of net sales was (4.0)% in the third quarter of fiscal 2017 compared to operating loss of (27.6)% in the third quarter of fiscal 2016.  The decrease in operating loss as a percentage of net sales was primarily due to a favorable comparison to prior year that included a goodwill impairment charge as well as changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $16.9 million for the third quarter of fiscal 2017 compared to interest expense of $16.5 million for the third quarter of fiscal 2016.  Interest expense was higher primarily due to interest expense on financing leases and amortization of debt issuance costs.

Provision for income taxes. The provision for income taxes was less than $0.1 million for the third quarter of fiscal 2017 compared to an income tax provision of $0.6 million for the third quarter of fiscal 2016.  The effective income tax rate for the third quarter of fiscal 2017 was a provision rate of (0.1)% compared to a provision rate of (0.4)% for the third quarter 2016.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the third quarter of fiscal 2017 and 2016 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of the valuation allowance established in the second quarter of fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2017.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the third quarter of fiscal 2017 was $37.0 million compared to net loss of $152.6 million in the third quarter of fiscal 2016.  Net loss as a percentage of net sales was (7.4)% for the third quarter of fiscal 2017, compared to net loss of (31.1)% for the third quarter of fiscal 2016.

First Three Quarters Ended October 28, 2016 Compared to First Three Quarters Ended October 30, 2015

Net sales.  Total net sales increased $23.3 million, or 1.6%, to $1,509.5 million in the first three quarters of fiscal 2017, from $1,486.2 million in the first three quarters of fiscal 2016.  Net retail sales increased $26.4 million, or 1.8%, to $1,479.1 million in the first three quarters of fiscal 2017, from $1,452.7 million in the first three quarters of fiscal 2016.  Bargain Wholesale net sales decreased by $3.1 million, or 9.2%, to $30.4 million in the first three quarters of fiscal 2017, from $33.5 million in the first three quarters of fiscal 2016.  The $26.4 million increase in net retail sales is primarily due to the full year effect of new stores opened in fiscal 2016, the effect of new stores opened in fiscal 2017 and an increase in same-store sales of 0.6%.  Same-store sales increased 0.6% compared to the first three quarters of fiscal 2016, with higher average ticket of 0.8% offset by lower customer traffic of 0.1%.  The increase in same-store sales was primarily due to higher sales from produce offerings, as a result of better product availability and improved in-stock levels due to improvements in the allocation and replenishment system and expansion of our partnership with a third party produce distributors. These improvements were partially offset by lower seasonal sales due to the overlapping of significant inventory purchases in fiscal 2016, which increased sales but led to excess inventory levels in stores, and prompted ongoing initiatives to clear excess on-hand seasonal inventory through promotions and mark-downs.

Gross profit.  Gross profit increased $11.2 million, or 2.6%, to $435.3 million in the first three quarters of fiscal 2017, from $424.2 million in the first three quarters of fiscal 2016.  As a percentage of net sales, overall gross margin increased to 28.8% in the first three quarters of fiscal 2017 from 28.5% in the first three quarters of fiscal 2016.  Product margin increased by 10 basis points compared to the first three quarters of fiscal 2016, due to lower inbound freight and duty costs offset by higher product costs, driven in part by our efforts to reduce seasonal inventory through inventory clearance initiatives.  Inventory shrinkage was flat compared to the first three quarters of fiscal 2016.  We have a number of key initiatives underway to identify and reduce shrinkage including loss prevention efforts, adherence to disciplined inventory management processes and the ongoing implementation of a store perpetual inventory system.  Distribution and transportation expenses were flat compared to the first three quarters of fiscal 2016.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $30.0 million, or 6.7%, to $481.9 million in the first three quarters of fiscal 2017, from $451.9 million in the first three quarters of fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 31.9% for the first three quarters of fiscal 2017 from 30.4% for the first three quarters of fiscal 2016.  The 150 basis point increase in selling, general and administrative expenses as a percentage of net sales was primarily driven by an increase in payroll-related expenses. Payroll-related expenses were higher by 110 basis points primarily due to an increase in the minimum wage in California which went into effect in January 2016 as well as higher performance compensation expenses.  Third quarter of fiscal 2016 included a gain of $5.4 million realized on the sale of a cold storage distribution facility that lowered selling, general and administrative expenses as a percentage of net sales in fiscal 2016 and resulted in an unfavorable comparison in fiscal 2017.  In addition, selling, general and administrative expenses as a percentage of net sales increased due to higher outside services and an estimated sales tax audit liability.  These increases were partially offset by charges recorded in the second quarter of fiscal 2016 relating to previously capitalized real estate development costs expensed as a result of cancelled projects, which elevated selling, general and administrative expenses as a percentage of net sales in fiscal 2016 and resulted in a favorable comparison in fiscal 2017.

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

Operating loss.  Operating loss was $46.6 million for the first three quarters of fiscal 2017 compared to operating loss of $147.7 million for the first three quarters of fiscal 2016.  Operating loss as a percentage of net sales was (3.1)% in the first three quarters of fiscal 2017 compared to operating loss of (9.9)% in the first three quarters of fiscal 2016.  The decrease in operating loss as a percentage of net sales was primarily due to favorable comparison to prior year that included a goodwill impairment charge as well as changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $50.2 million for the first three quarters of fiscal 2017 compared to interest expense of $49.3 million for the first three quarters of fiscal 2016.  Interest expense was higher primarily due to amortization of debt issuance costs and interest expense on financing leases.  Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility (as defined below) in April 2016.

Provision for income taxes. The provision for income taxes was $0.1 million for the first three quarters of fiscal 2017 compared to an income tax provision of $32.6 million for the first three quarters of fiscal 2016.  The effective income tax rate for the first three quarters of fiscal 2017 was a provision rate of (0.2)% compared to a provision rate of (16.5)% for the first three quarters of fiscal 2016.  The change in the effective tax rate is primarily due to the effect of not recognizing the benefit of losses incurred in the first three quarters of fiscal 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the first three quarters of fiscal 2016.  See Note 10 to the Unaudited Consolidated Financial Statements for a description of the valuation allowance established in the second quarter of fiscal 2016 against the deferred tax assets and the implications of that allowance on the assessment of our conclusions on realization of the tax benefits of losses incurred in fiscal 2017.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the first three quarters of fiscal 2017 was $97.3 million compared to net loss of $229.6 million for the first three quarters of fiscal 2016.  Net loss as a percentage of net sales was (6.4)% for the first three quarters of fiscal 2017 compared to net loss of (15.4)% for the first three quarters of fiscal 2016.

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

As of the end of the third quarter of fiscal 2017, we held $2.4 million in cash, and our total indebtedness was $887.2 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $595.4 million, borrowings under the ABL Facility (as defined below) of $41.8 million and $250.0 million of our Senior Notes (as defined below).  As of October 28, 2016, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $48.6 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility (as defined below).  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility (as defined below) has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility (as defined below) will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.  We may pursue a refinancing of our other long-term obligations, but potential volatility and challenges in the then-current capital markets, including conditions affecting borrowing costs, could limit our ability to refinance at favorable terms, and could have a material adverse impact on our future financial condition.  We also have, and will continue to have, significant lease obligations.  As of October 28, 2016, our minimum annual rental obligations under long-term operating leases for the remainder of fiscal 2017 are $19.6 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.50% as of October 28, 2016), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of October 28, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 28, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $595.4 million.

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

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 28, 2016, we were in compliance with the terms of the First Lien Term Loan Facility.

As of October 28, 2016, various funds affiliated with Ares and CPPIB held approximately $130.9 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of October 28, 2016) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at October 28, 2016), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 28, 2016).  We must also pay customary letter of credit fees and agency fees.

As of October 28, 2016, borrowings under the ABL Facility were $41.8 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $48.6 million. As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million.

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

As of October 28, 2016, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 28, 2016, we were in compliance with the terms of the Indenture.

As of October 28, 2016, various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Three Quarter Ended
	October 28, 2016	October 30, 2015
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(97,270)	$(229,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,375	49,179
Amortization of deferred financing costs and accretion of OID	4,457	3,542
Amortization of intangible assets	1,312	1,332
Amortization of favorable/unfavorable leases, net	1,802	1,322
Loss on extinguishment of debt	335	—
Gain on disposal of fixed assets	(564)	(5,497)
Loss on interest rate hedge	514	1,119
Long-lived assets impairment	491	509
Goodwill impairment	—	120,000
Deferred income taxes	—	31,704
Stock-based compensation	543	1,456

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,468)	141
Inventories	8,271	29,804
Deposits and other assets	5,202	3,487
Accounts payable	8,190	(22,433)
Accrued expenses	19,781	3,270
Accrued workers’ compensation	(847)	(1,786)
Income taxes	1,322	9,371
Deferred rent	1,339	3,266
Other long-term liabilities	3,146	1,607

Net cash provided by operating activities	$7,931	$1,827

Cash provided by operating activities during the first three quarters of fiscal 2017 was $7.9 million and consisted of (i) net loss of $97.3 million; (ii) net loss adjustments for depreciation and other non-cash items of $60.2 million; (iii) an increase in working capital activities of $41.0 million; and (iv) an increase in other activities of $4.0 million, primarily due to an increase in other long-term liabilities.  The increase in working capital activities was primarily due to an increase in accounts payable and accrued expenses and a decrease in inventory as a result of the focused effort on inventory and supply chain efficiencies.

Cash provided by operating activities during the first three quarters of fiscal 2016 was $1.8 million and consisted of (i) net loss of $229.6 million; (ii) net loss adjustments for depreciation, deferred taxes, goodwill impairment and other non-cash items of $204.7 million; (iii) an increase in working capital activities of $21.7 million; and (iv) an increase in other activities of $5.0 million, primarily due to increased deferred rent and other long-term liabilities.  The increase in working capital activities was primarily due to a decrease in inventory and income taxes receivable, partially offset by decreases in accounts payable.

Investing Activities

	First Three Quarter Ended
	October 28, 2016	October 30, 2015
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(35,273)	$(55,710)
Proceeds from sale of property and fixed assets	617	22,320
Insurance recoveries for replacement assets	937	—

Net cash used in investing activities	$(33,719)	$(33,390)

Capital expenditures in the first three quarters of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $35.3 million.

Capital expenditures in the first three quarters of fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $55.7 million. Proceeds from sale of fixed assets primarily relate to the sale of held for sale properties and a sale-leaseback transaction.

We estimate that total capital expenditures through the end of the current fiscal year will increase to approximately $45 million to $47 million, compared to the previous estimate for the fiscal year of $35 million to $40 million.  This increase in expenditures is primarily due to the expansion of our store refresh initiative in the Phoenix market, an option to purchase a piece of surplus real estate and additional expenditures on store signage and maintenance.  The current estimate is comprised of approximately $30 million to $32 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $15 million primarily related to information technology upgrades and supply chain infrastructure maintenance.  We may fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions.  Our capital expenditures guidance excludes anticipated expenditures associated with the rebuild of one store in the Los Angeles area that was impacted by a fire in May 2016.  We expect to recover a substantial portion of the capital expenditures associated with the rebuild through insurance reimbursements.

Financing Activities

	First Three Quarter Ended
	October 28, 2016	October 30, 2015
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(4,604)	$(4,604)
Proceeds under revolving credit facility	168,500	404,050
Payments under revolving credit facility	(174,500)	(385,350)
Payments of debt issuance costs	(4,725)	(487)
Proceeds from financing lease obligations	41,993	8,666
Payments of capital and financing lease obligation	(762)	(143)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings.	—	(57)

Net cash provided by financing activities	$25,902	$21,685

Net cash provided in financing activities in the first three quarters of fiscal 2017 was comprised primarily of proceeds from financing lease obligations associated with sale-leaseback transactions and net debt borrowings under the ABL Facility, partially offset by repayment of debt under the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility.  In the second quarter of fiscal 2017, the Company sold and concurrently licensed (through February 28, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. Additional information regarding sale of the warehouse facility is contained in Note 11 to our Unaudited Consolidated Financial Statements. Additional information regarding sale-leaseback transactions is contained in Note 1 to our Unaudited Consolidated Financial Statements.

Net cash provided by financing activities in the first three quarters of fiscal 2016 was comprised primarily of net borrowings under the ABL Facility and proceeds from the financing lease obligations associated with sale-leaseback transactions, partially offset by repayments of borrowings under the First Lien Term Loan Facility.

Off-Balance Sheet Arrangements

As of October 28, 2016, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 29, 2016 is provided in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.  During the first three quarters of fiscal 2017, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On April 8, 2016, we amended the ABL Facility as described in Note 5 to the Unaudited Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and seven locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance. Rental expense (including property taxes, maintenance and insurance) charged to operations for the third quarter of fiscal 2017 and fiscal 2016 was $25.3 million and $24.3 million, respectively. Rental expense charged to operations for the first three quarters of fiscal 2017 and fiscal 2016 was $75.2 million and $71.7 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended October 28, 2016 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of October 28, 2016, we had variable rate borrowings of $595.4 million under our First Lien Term Loan Facility and $41.8 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

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

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowings, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase in our pre-tax loss and a decrease in cash flows of approximately $1.4 million for the three months ended October 28, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of October 28, 2016.

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

Changes in Internal Control Over Financial Reporting

In the third quarter of fiscal 2017, we implemented the Ceridian Dayforce Human Capital Management system, which includes both a payroll and benefits system.  The implementation of this payroll system involved changes to our financial systems and also necessitated changes to our internal controls over financial reporting.  Specifically, we modified our controls over business processes that were impacted by the new system, including user access security, automated workflow, transaction authorization, system reporting, and reconciliation procedures.

Except as described above, during the third quarter of fiscal 2017, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended October 28, 2016 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 29, 2016 for information regarding the most significant factors affecting our operations.  As of October 28, 2016, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1	Employment Agreement, dated August 24, 2016, among the Registrant and Jack Sinclair. (2)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(2) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 29, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC

Date: December 9, 2016	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)
10.1	Employment Agreement, dated August 24, 2016, by and among the Registrant and Jack Sinclair. (2)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*                 Filed herewith.

**          Furnished herewith.

(1)         Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(2)         Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on August 29, 2016.