Form 10-K
period 2017-01-27
99 CENTS ONLY STORES LLC
filed 2017-04-26
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 27, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant is privately held.  There is no trading in the registrant’s membership units and therefore an aggregate market value based on the registrant’s membership units is not determinable.

As of April 19, 2017, there were 100 units outstanding of the registrant’s membership units, none of which are publicly traded.

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

Fiscal Periods and Basis of Presentation

On December 16, 2013, the board of directors of the Company’s sole member, Number Holdings, Inc., a Delaware corporation (“Parent”), approved a resolution changing the end of the Company’s fiscal year.  Prior to the change, the fiscal year of the Company ended on the Saturday closest to the last day of March.  The Company’s new fiscal year end is the Friday closest to the last day of January, with each quarterly period ending the Friday closest to the last day of April, July, October or January, as applicable.

Our fiscal year 2017 (“fiscal 2017”) began on January 30, 2016 and ended January 27, 2017 and consisted of 52 weeks.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Our fiscal year 2016 (“fiscal 2016”) began on January 31, 2015 and ended on January 29, 2016 and consisted of 52 weeks.  Our fiscal year 2015 (“fiscal 2015”) began on February 1, 2014 and ended on January 30, 2015 and consisted of 52 weeks.  Our fiscal year ended January 31, 2014 (“transition fiscal 2014” or the “ten months ended January 31, 2014”) began on March 31, 2013 and ended on January 31, 2014 and consisted of 44 weeks.  Our fiscal year 2013 (“fiscal 2013”) began on April 1, 2012 and ended on March 30, 2013, consisting of 52 weeks.  Our fiscal year 2018 (“fiscal 2018”) will consist of 53 weeks beginning January 28, 2017 and ending February 2, 2018.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.

EXPLANATORY NOTE

During the fourth quarter of fiscal 2017, we determined that deferred tax liabilities as of January 29, 2016 were overstated by $6.5 million and the deferred tax valuation allowance was understated by $6.5 million. The total net deferred tax balances as of January 29, 2016 and tax provision for fiscal 2017 were not affected by this error.  We analyzed the impact of the $6.5 million deferred tax liability overstatement on the goodwill impairment charge recorded in fiscal 2016 and determined that the charge was understated by $7.1 million (revised from $6.7 million previously disclosed on Exhibit 99.1 of our Current Report on Form 8-K furnished to the Securities and Exchange Commission on April 20, 2017).

Management evaluated the materiality of these errors quantitatively and qualitatively, and concluded that they were not material, to the financial statements of any period presented, but has elected to correct them in the accompanying fiscal 2016 consolidated financial statements.  See Note 1 to the Consolidated Financial Statements in this Report for more information. These corrections are reflected in our discussions of our fiscal 2016 financial results in this Report.

The following parts of this Report include discussion of or disclosure related to the correction of the errors:

•                  Part I, Item 1A, “Risk Factors”

•                  Part II, Item 6, “Selected Financial Data”

•                  Part II, Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part II, Item 8, “Financial Statements and Supplementary Data”

•                  Part IV, Item 15, “Exhibits, Financial Statement Schedule”

PART I

Item 1. Business

With over 30 years of operating experience, we believe, based on our industry experience, that we are a leading operator of extreme value retail stores in the southwestern United States.  As of January 27, 2017, we operated 390 stores located in the states of California (283 stores), Texas (48 stores), Arizona (38 stores) and Nevada (21 stores).  Our stores offer everyday consumable products and other household items as well as seasonal items that are primarily priced at 99.99¢ or less.  We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise.  In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products, which we believe are generally of greater value than what consumers can find elsewhere.  We believe that our differentiated merchandise mix, combined with outstanding value, enables us to appeal to a broad consumer demographic, increases our overall customer traffic and frequency of customer visits, as well as strengthens our customer loyalty.  We believe that our stores are significantly larger than those of other U.S. publicly reporting dollar store chains, which enables us to offer a wider assortment of merchandise and provide our customers with a better shopping experience.

As of January 27, 2017, on a trailing 52-week period, our stores open for the full year averaged net sales of $5.2 million per store and $319 per estimated saleable square foot, which we believe, based on our industry experience, is the highest among U.S. publicly reporting dollar store chains.  We opened five stores in California during fiscal 2017.  We closed six underperforming stores in fiscal 2017 upon expiration of their leases, including five in California and one in Texas. In fiscal 2018, we currently intend to open three stores, all of which are expected to be opened in our existing markets.

We also sell merchandise through our Bargain Wholesale division to retailers, distributors and exporters.  The Bargain Wholesale division complements our retail operations by exposing us to a broader selection of opportunistic buys and generating additional sales with relatively small incremental operating expenses.  Bargain Wholesale represented 1.9% of our total sales in fiscal 2017.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Parent with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB”) (together with Ares, the “Sponsors”).  As a result of the Merger, the Company common stock was delisted from the New York Stock Exchange and we ceased to be a publicly held and traded equity company.

The total cash merger consideration paid was approximately $1.6 billion. In connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  The Credit Facilities include (a) first lien based revolving credit facility (as amended, the “ABL Facility”), and (b) first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).  The Company also issued $250 million 11% senior unsecured notes due 2019 (the “Senior Notes”).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for more information about our indebtedness.

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

Strong Historical Financial Performance and Compelling Store Unit Economics

Our store base has historically demonstrated strong and consistent sales and profitability growth potential as well as compelling unit economics. Our stores have posted positive same-stores sales growth in nine of the past ten years with the same-store sales growth of 2.1% in fiscal 2017. Our newly opened stores generally ramp up quickly and typically reach near full volumes within the first 12 to 24 months.

Historically, our stores have demonstrated relatively consistent profitability levels as a percentage of sales. Our stores have a low cost operating model with attractive margins, low maintenance capital expenditures and low ongoing working capital needs. Furthermore, despite headwinds in selling, general and administrative expenses, nearly all stores were 4-wall cash flow positive in fiscal 2017.

Our Business Strategy

We are focused on three key strategies designed to profitably scale our business while continuing to meet the needs of our customers.

Enhancing the Customer Shopping Experience

We aim to achieve a sustainable increase in sales by enhancing the customer shopping experience, which we believe will both increase basket size with our current customers and attract new customers, including those that historically have not shopped at extreme value retailers. Key elements of the strategy include:

Focus on fresh

We believe our fresh food offerings, including produce, deli and dairy products primarily priced at 99.99¢, represent a significant point of differentiation relative to our national dollar store and discount peers and are a key driver of sales growth. Customer research studies that were recently conducted by leading market research firms show that a significant portion of our customers view us as their first or primary destination when shopping for fresh perishable items. Despite the continuing food price deflation in fiscal 2017, we achieved meaningful growth of our fresh offerings through a combination of improved quality and in-stock levels on key SKUs. This was due in part to our successful partnerships with third-party produce providers, as well as improved product availability, relative to fiscal 2016, at our traditional price point of 99.99¢. We believe the overall strength in our fresh food offerings was a key driver of positive customer traffic in fiscal 2017. We are currently testing and intend to make additional targeted investments in our fresh food strategy which includes procurement, supply chain, in-store equipment and training to further improve quality and broaden our merchandise assortment. We are also exploring the possibility of expanding our partnerships with third-party produce providers to broaden assortment and cover additional store locations.

Provide a fun, exciting treasure hunt experience

We believe another important component of our differentiated shopping experience is our ability to create a fun and exciting treasure hunt experience that offers a “wow” factor for our customers. This is accomplished through two primary channels. First, our assortment has consistently included a significant portion of closeout merchandise, with a focus on national branded consumer packaged goods and high-value merchandise priced significantly below the typical retail prices of our peers in the discount retail industry. Independent customer research suggests that a sizable portion of our shoppers specifically visit our stores to hunt for these limited-time values, which in turn drives frequency, basket size and customer loyalty. Second, we have accelerated initiatives to broaden our general merchandise assortment priced above $1 as well as our seasonal assortment. Our over $1 general merchandise assortment is primarily comprised of high-value and high-recognition products for everyday household and recreational use, nearly always priced significantly below the everyday retail price of identical or comparable merchandise at peers in the discount retail industry. Our seasonal assortment includes a broad selection of popular and high-value décor, wearables and packaging materials, as well as consumables developed specifically for each season and primarily priced at $1. We believe the improvements in these assortments positively contributed towards our average ticket growth in fiscal 2017. We also believe that these assortments, and the fun and exciting shopping experience that they create on a consistent basis, will, over time, allow us to further improve our customer loyalty as well as acquire new customers.

Comprehensive market refresh program

Beginning in fourth quarter of fiscal 2016, we launched a comprehensive refresh program in one of our key markets, the city of San Diego, in order to accelerate our efforts to enhance the customer shopping experience. Key aspects of our market refresh program include:

1.              Upgrading our store facilities and improving cleanliness;

2.              Broadening our merchandise assortment, in-stock and fresh grocery offerings;

3.              Elevating our customer service; and

4.              Implementing targeted marketing campaigns to attract and retain new customers.

Since the completion of the San Diego refresh program in the second quarter of fiscal 2017, we have received positive customer feedback on the overall improvements and achieved strong sales momentum. The overall sales growth of San Diego has significantly exceeded our chain average.

We believe a systematic and comprehensive refresh program conducted on a market-by-market basis, when completed expeditiously and in a cost-effective manner, can meaningfully improve the operating performance of each market and generate positive returns on the initial investment. Accordingly, in the fourth quarter of fiscal 2017, we commenced our second refresh program in our Phoenix market. We expect to complete the Phoenix refresh program by early fiscal 2018. We intend to continue assessing the effectiveness of our market refresh programs in fiscal 2018 and evaluate additional potential target markets in a prudent and systematic fashion.

Improving Operational Efficiency and Effectiveness

We believe a number of opportunities exist to simplify and streamline our operational processes that will enable us to expand margins and improve profitability.  In particular, we are focused on:

Reducing shrink and managing scrap

We intend to significantly reduce our current elevated levels of shrink and scrap through initiatives designed to address all potential areas of losses, including:

1.              Effectively managing inventory allocation and sell-through of perishables items and establishing cold-chain management practices to minimize excess spoilage;

2.              Maintaining supply chain integrity, such as pallet picking and shipping accuracy;

3.              Improving execution of in-store merchandise receipts and product flow to ensure quality of store inventory and mitigate losses due to poor handling; and

4.              Implementing preemptive loss prevention efforts to identify and eliminate theft.

In fiscal 2017, we achieved a meaningful reduction in our shrink and scrap expenses relative to fiscal 2016. We believe significant opportunities remain to further reduce our shrink and scrap expenses in fiscal 2018.

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

2.              Reduce our reliance on a manual ordering process by implementing an automated merchandise ordering and replenishment system to ensure that the right product is replenished to the right store in the right quantities at the right time; and

3.              Improve our distribution efficiencies by ensuring on-time deliveries to our warehouses and our stores, in order to minimize disruptions to the merchandise flow.

These initiatives are designed to achieve lower overall inventory levels and reduce our handling costs and warehousing space requirements, which we expect will contribute to reductions in working capital investments and improved operating margins.  We also believe improving our merchandise flow will position us to achieve higher sales through a more robust allocations process, which will result in an improved in-stock position and fewer missed sales opportunities.

In fiscal 2017, improvements in our merchandise flow and clearance of excess inventory allowed us to significantly reduce our inventory levels, which in turn allowed us to rationalize multiple warehouse locations. The inventory reduction was accomplished even as we improved our overall in-stock levels of key, high-volume SKUs and positive same-store sales growth.  Furthermore, we have made and plan to make additional investments in systems and infrastructure to support these merchandising flow improvements.

In addition, we believe opportunities remain to further improve the overall merchandise flow in our Texas market, which will be an area of emphasis in fiscal 2018 and beyond.  We expect to accomplish this through a combination of improved inbound logistics to our Katy distribution center as well as refining the regional assortment through localized buying of key re-orderable and closeout merchandise.  We believe these improvements will drive customer traffic and increase margins, which will allow us to achieve profitable growth in the Texas market.

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

3.              Investing in on-site treatment programs for better workplace care in the event of injuries; and

4.              Consistently evaluating and adopting best practices in safety culture and safety initiatives through a joint corporate safety steering committee, which oversees the implementation of safety improvement measures.

We have made substantial progress in building a culture of safety in fiscal 2017, including an over 20% year-over-year reduction in total claims. The reduction in claims is one of the key drivers of a material reduction of our outstanding workers’ compensation liability reserve at the end of fiscal 2017.

In addition, we conduct regular evaluations of our real estate portfolio in the ordinary course of business. In fiscal 2017, as a part of the evaluation process, we closed six stores, including one in Texas and five in California. We believe a substantial portion of the volume will be absorbed into other nearby 99¢ Only stores, thereby minimizing the impact on overall sales. The relocation and closures occurred at stores with expiring leases, and did not result in any material termination charges. We may opportunistically close or relocate additional stores in the future to improve overall profitability.

Pursuing New Store Growth

We opened five new stores during fiscal 2017 and we currently intend to open three new stores in fiscal 2018.  We plan to continue to pursue a disciplined store growth plan in our existing markets over the near term, and will accelerate our store growth in a manageable fashion over the longer term with continued improvement of cash flow and capital availability.  We believe that this will strengthen our competitive advantage in our key geographic regions and enable us to take advantage of economies of scale in distribution, store logistics and marketing.

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

The following table sets forth certain relevant information with respect to our retail operations (dollar amounts in thousands, except percentages and sales per square footage):

	Year Ended	Year Ended	Year Ended		Ten Months Ended		Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015		January 31, 2014		March 30, 2013

Net retail sales	$2,023,034	$1,961,050	$1,881,865	(a)	$1,486,699	(b)	$1,620,683
Annual net retail sales growth rate	3.2%	4.2%	6.8	%(a)	10.7	%(b)	8.9%
Store count at beginning of year	391	383	343		316		298
New stores	5	8	41		28		19
Stores closed(c)	6	—	1		1		1

Total store count at year-end	390	391	383		343		316
Average net sales per store open the full years(d)	$5,173	$5,075	$5,366		$5,446	(g)	$5,327
Estimated store saleable square foot	6,309,406	6,307,255	6,189,669		5,607,991		5,211,483
Average net sales per estimated saleable square foot(d)	$319	$314	$328		$330	(e)	$321
Change in comparable same-store sales(f)	2.1%	(2.7)%	0.4	%(g)	3.7	%(h)	4.3%

(a)         For fiscal 2015, each of annual net retail sales of $1,881.9 million and the annual net retail sales growth rate of 6.8% was calculated based on the net retail sales for the 52-week period ended January 31, 2014.

(b)         For transition fiscal 2014, net retail sales of $1,486.7 million were based on a 44-week period and the annual net retail sales growth rate of 10.7% was calculated based on the net retail sales for the 43-week period ended January 26, 2013.

(c)          Five stores in California and one store in Texas were closed in fiscal 2017 due to underperformance and the expiration of their respective leases.

(d)         Stores open for 12 months.

(e)          Average net sales per store and average net sales per estimated saleable square foot are based on trailing 52-week period.

(f)           Change in comparable same-store sales for years ended January 27, 2017, January 29, 2016 and January 30, 2015 are based on stores open at least 14 months. For other periods presented change in comparable same-store sales is based on stores open at least 15 months.  This change in definition of same-store sales, if applied retrospectively, would not have had a material impact on the comparability of same-store sales for the prior periods presented.  See Item 6, “Selected Financial Data” for additional discussion.

(g)          Comparable same-store sales for fiscal 2015 are calculated based on the 52-week period ended January 30, 2015 as compared to the 52-week period ended January 31, 2014.

(h)         Comparable same-store sales for transition fiscal 2014 are calculated based on the 43-week period ended January 25, 2014 as compared to the 43-week period ended January 26, 2013.

Merchandising.  All of our stores offer a broad variety of first-quality, name-brand and other closeout merchandise as well as a wide assortment of regularly available consumer goods, including a significant quantity of fresh and perishable food.  We also carry private-label consumer products made for us.  We believe that the success of our 99¢ Only stores concept arises in part from the value inherent in pricing consumable items primarily at 99.99¢ or less per item, many of which are name-brands, which generally provide greater value than consumers can find elsewhere. In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items.

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

Over the past several years, we have expanded our assortment of seasonal and general merchandise. Consistent with our overall merchandising strategy, our seasonal and general merchandise categories offer high-value and high-recognition products, typically for special occasions, recreational and everyday household use. We believe the improved assortment has allowed us a capture a greater portion of our customers’ overall share of wallet.

Substantially all of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not historically had a significant impact on us.

Our major product categories at 99¢ Only stores consist of:

•                  Fresh merchandise, which includes deli, bakery, dairy, produce and frozen.

•                  Grocery merchandise, which includes beverages, candies, cookies, grocery-breakfast, grocery-canned and other snacks.

•                  Consumables products, which include baby products, food storage, health & beauty, household cleaning, pet supplies, picnic supplies and soft lines.

•                  General merchandise and seasonal, which includes bath & bedding, electronics, hardware & audio, home décor, kitchenware, party supplies, plastics, seasonal, stationery and toys & recreation.

Our retail sales by major product category for fiscal 2017, fiscal 2016 and fiscal 2015 are set forth below:

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
Product Category:
Fresh	26%	25%	22%
Grocery	32%	32%	35%
Consumables	22%	22%	23%
General merchandise and seasonal	19%	20%	19%
Other	1%	1%	1%
	100%	100%	100%

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

Marketing and Advertising.  Our marketing strategy emphasizes a customer first approach through consumer research and data gathering. We have a strategic focus on communicating the magic of closeouts, our broad assortment, seasonal offering and fresh produce to drive incremental traffic and capture additional share of wallet. Our marketing includes multi-media campaigns that include print media, digital & social media, television and billboards as well as our store grand opening program. For example, we have recently launched a new marketing campaign on multiple media platforms titled “Do the 99!”, which uses specially designed graphics and visuals to highlight our assortment for a variety of everyday and special occasions. We are also continuously evaluating new and innovative methods to attract customers to our stores.

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

We continuously seek out buying opportunities from both our existing vendors and new sources.  No single vendor accounted for more than 5% of our total purchases in fiscal 2017.  During fiscal 2017, we purchased merchandise from more than 999 vendors, many of which have been supplying us product for over 25 years.

A significant portion of the merchandise purchased by us in fiscal 2017 was closeout merchandise.  We have developed strong relationships with many vendors and distributors who recognize that our merchandise can be moved quickly through our retail and wholesale distribution channels.  Our buyers continuously search for closeout opportunities.

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

We utilize and develop private label consumer products to broaden the assortment of merchandise that is consistently available and to maintain attractive margins.  We also import merchandise such as kitchen items, housewares, toys, seasonal products, party, pet-care and hardware.

Warehousing and Distribution

An important aspect of our purchasing strategy involves our ability to warehouse and distribute merchandise quickly and with flexibility.  Our warehousing and distribution facilities are strategically located next to the Long Beach, California and Los Angeles, California port systems, the rail yards in the City of Commerce and the major California interstate arteries.  This enables quick turnaround of time-sensitive products as well as provides long-term warehousing capabilities for one-time closeout purchases and seasonal or holiday items.  Our distribution center in the Houston area has both dry and cold storage capacity, and services our Texas operations.

We utilize both our private fleet and owner operators for our store deliveries / backhauls and vendor pick-ups in Southern California.  We have contracted with a dedicated carrier to service our Northern California, Arizona and Nevada stores.  We use two dedicated operators to service our Texas stores.

Our primary distribution practice is to have the majority of the merchandise delivered from our vendors to our warehouses and then shipped to our store locations.  We do, however, occasionally utilize direct store deliveries for select product categories.

In fiscal 2017, we established partnerships with multiple third-party produce distributors, who currently serve the majority of our store network and deliver a select number of high-volume fresh produce SKUs. We may expand our third-party produce distribution relationships in the future; however, retaining in-house expertise on cold chain distribution remains an integral part of our overall supply chain strategy.

Additional information pertaining to warehouse and distribution facilities is described under Item 2, “Properties.”

Information Systems

We currently operate all of our master data, price management, point-of-sale, merchandising, distribution center inventory, accounting and reporting systems on SAP.  In fiscal 2017, we completed the migration of our human resources and payroll data processing to Ceridian DayForce HCM.  We also operate several proprietary supply chain systems that are tightly coupled with HighJump’s warehouse management solutions.  The proprietary systems include an IBM UNIX-based purchase order and inventory control system that supports store back office personal computer system the Bargain Wholesale business.

We are in the process of extending our SAP systems to support store inventory and perpetual management function that we plan to complete by the end of the first quarter of fiscal 2018.  During fiscal 2017, we also integrated our proprietary store ordering and merchandising platform with an automated forecasting and replenishment package solution.

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

We believe we do not currently face significant competition from e-commerce retailers. We believe our low price points, significant mix of fresh food and perishables and relatively low e-commerce adoption rates of our core shoppers serve as barriers against direct competition with major e-commerce retailers.

Employees

As of January 27, 2017, we had approximately 17,200 employees.  None of our employees are party to a collective bargaining agreement and none are represented by a labor union.

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

Environmental Matters

In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations.  Under various federal, state, and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances.  These laws and regulations often impose liability without regard to fault. In the future we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our distribution and warehouse facilities, including: an aboveground and underground diesel storage tank at one of our City of Commerce, California distribution centers, a compressed natural gas tank at one of our City of Commerce, California distribution centers; an aboveground propane storage tank at one of our City of Commerce, California distribution centers; an ammonia storage at our Texas warehouse; aboveground diesel storage tank at our Texas warehouse; an aboveground propane storage tank at our leased Slauson warehouse in City of Commerce, California; and an aboveground propane storage tank at our leased Los Palos warehouse in Los Angeles, California. Except as disclosed in Item 3, “Legal Proceedings,” we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance, concerning our owned or leased real estate.

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

Over the past several years, we implemented several strategic initiatives, including accelerating store growth, retrofitting our existing store base and enhancing our merchandising and replenishment systems.  The accelerated timing in implementing these initiatives and the significant change they brought to our operations placed increased demands on our operating, managerial and administrative resources and also contributed to decreased profitability and other declines in our operating results during fiscal 2016.  In response, we are continuing to implement corrective measures focusing on merchandising, supply chain and operational effectiveness that we believe will improve performance over the next several future periods.  These measures are in various stages of testing, evaluation, and implementation, upon which we expect to rely to continue to improve our results of operations and financial condition and to achieve our financial plans.  These initiatives are inherently risky and uncertain, even when tested successfully, in their application to our business in general.  Successful system-wide implementation relies in part on consistency of training, stability of workforce, ease of execution, and the absence of offsetting factors that can influence results adversely.  Failure to achieve successful implementation of our initiatives or the cost of these initiatives exceeding management’s estimates could adversely affect our business, results of operations and financial condition.  Furthermore, there can be no assurance that these measures, even if successful, will improve our financial results and, if they do, there can be no guarantee as to the timing, sustainability or magnitude of any such improvement.  In addition, implementation of these measures has required and may continue to require us to experience short-term cost increases or margin declines.  For example, to clear inventory that had built up as a result of the “Go Taller” and global sourcing initiatives, during fiscal 2016, we undertook a range of promotional activities that adversely affected our margins.  We were also required to undertake similar activities in fiscal 2017 to clear additional inventory.  Poor operating performance could adversely affect our relationships with key vendors, our lenders and other business partners, who may seek to impose stricter credit or other terms on their arrangements with us.  Any or all of the foregoing could restrict our operational flexibility and/or impair our liquidity position, which could further adversely affect our operating results and financial condition and cause the trading price of our debt securities to decline.  This could also impair our ability to attract and retain qualified personnel, including members of management.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We hold high volumes of inventory and are subject to the attendant risks of inventory loss, spoilage, shrink, scrap and theft (which we collectively refer to as “shrinkage”).  Additionally, our strategic initiatives in merchandising and inventory allocation have in the past and may from time to time in the future exacerbate our inventory shrinkage rates.  In transition fiscal 2014 and continuing into the first quarter of fiscal 2016, we implemented the “Go Taller” program to increase the length and height of shelving and displays at all retail locations.  This remodeling program resulted in increased misplaced and damaged products as items were moved from the shelves to the floor, and increased shipment volumes of inventory to stores, all of which contributed to significant increases in inventory shrinkage.  Although we have responded to recent inventory shrinkage charges by reinstating our in-house Loss Prevention department and implementing inventory procedures retraining, we cannot assure you that actual rates of inventory shrinkage will decline or that the measures we are taking will effectively reduce the problem of inventory shrinkage.  Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns.  To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results or that subjects us to the risk of increased inventory shrinkage.  Our store and warehouse inventory, net of allowance, approximated $175.9 million and $196.7 million at January 27, 2017 and January 29, 2016, respectively.  We periodically review the net realizable value of our inventory and make adjustments to our carrying value when appropriate.  The current carrying value of inventory reflects our belief that we will realize the net values recorded on the balance sheet.  However, we may not do so, and if we do not, this may result in overcrowding and supply chain difficulties.  To obtain inventory at attractive prices, we take advantage of large volume purchases and closeouts.  As a result, we carry high inventory levels relative to our sales. In recent periods, primarily as a result of network capacity changes and global sourcing initiatives, we experienced overcrowding in our warehouses, which placed stress on our distribution operations as well as the back rooms of our retail stores.  This has also resulted in increased inventory shrinkage due to a variety of factors, including spoilage if merchandise could not be sold in the anticipated timeframes.  In transition fiscal 2014, we implemented a new merchandising strategy that significantly increased global sourcing of merchandise from import suppliers, which in part required the purchase of seasonal merchandise up to nine months before its sale.  These initiatives thus resulted in unanticipated inventory buildup that was particularly pronounced with respect to seasonal merchandise.

If we are unable to effectively manage inventory levels, we may have to sell large portions of inventory at amounts less than their carrying value or write down or otherwise dispose of a significant part of inventory, which could lead cost of sales, gross profit, operating income, and net income to decline significantly during the period in which such event or events occur.  In response to the inventory buildup created by the global sourcing program, we implemented inventory liquidation initiatives including short-term promotional activities, which negatively impacted our gross margins and operating results.  Margins could also be negatively affected should the grocery category sales become a larger percentage of total sales in the future, and by increases in shrinkage and spoilage from perishable products.  In addition, we offer selected items priced above 99.99¢ and we believe that we have additional opportunities to expand our selection of these items. If we are unable to sell these items above 99.99¢ in the volumes that we expect this could further exacerbate the foregoing risks.

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

•                  changes in tariff, import duties and freight rates; and

•                  testing and compliance.

The United States and other countries have at times proposed various forms of protectionist trade legislation.  We are subject to trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell as well as to raw material imported to manufacture those products.  We may also be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our vendors are found to be in violation of U.S. laws and regulations applicable to the importation of our products. Our and our vendors’ compliance with the regulations is subject to interpretation and review by applicable authorities.  Any changes in current tariff structures or other trade policies or interpretations could result in increases in the cost of and/or store level reduction in the availability of certain merchandise and could adversely affect our ability to purchase such merchandise and our operations.  The results of the recent United States elections may signal a change in trade policy between the United States and other countries. Because a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. In addition, decreases in the value of the U.S. dollar against foreign currencies, particularly the Chinese renminbi, could increase the cost of products we purchase from overseas vendors. The pricing of our products in our stores may also be affected by changes in foreign currency rates and require us to make adjustments which would impact our revenue and profit.

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

Our future growth and performance depends on our ability to attract, retain and motivate qualified employees, many of whom are in positions with historically high rates of turnover such as field managers and distribution center managers.  Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation (including changes in “entitlement” programs such as health insurance and paid leave programs).  To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase.  In addition, comprehensive healthcare reform legislation has caused our healthcare costs to increase.  We anticipate future increases in the cost of health benefits, partly as a result of the implementation of the Patient Protection and Affordable Care Act (the “ACA”) enacted in 2010, as well as other healthcare reform legislation by Congress and state legislatures, including modification to or the repeal of the ACA.  If the ACA is repealed or modified or if new legislation is passed, such action could significantly increase costs of the healthcare benefits provided to our employees, the ultimate costs of which and the potentially adverse impact to the Company and its employees cannot be quantified at this time.  If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and operating results.  Furthermore, our ability to pass along increases in labor costs to our customers is constrained by our low price model.

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

In addition, many of the factors discussed above, along with current global economic conditions and uncertainties, the potential for additional failures or realignments of financial institutions, and the related impact on available credit may affect us and our vendors and other business partners, landlords and service providers in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk of bankruptcy of our vendors, landlords or counterparties to, or other financial institutions involved in, the Credit Facilities and other contracts, increasing the cost of goods to us, and other adverse consequences which we are unable to fully anticipate or control.

Material damage to, or interruptions to, our information systems as a result of external factors, staffing shortages and difficulties in updating our existing software or developing or implementing new software could have a material adverse effect on our business or results of operations.

We depend on a variety of information technology systems for the efficient functioning of many aspects of our business, including our inventory replenishment systems which are necessary to properly forecast, manage, analyze and record our inventory.  We are continually evaluating our information processes and computer systems to better run our business, including through our migration to SAP.  These technology improvements may not deliver desired results or may do so on a delayed schedule.  Additionally, such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, natural disasters and human error.  Any material interruptions or the cost of replacements may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim, may experience loss or corruption of critical data and may receive negative publicity, all of which could have a material adverse effect on our business or results of operations.

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

A substantial portion of our total assets consists of goodwill and intangible assets.  Goodwill and certain intangible assets are not amortized, but are tested for impairment at least annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of our net assets might be impaired.  Testing for impairment involves an estimation of the fair value of our net assets and other factors and involves a high degree of judgment and subjectivity.  There are numerous risks that may cause the fair value of our net assets to fall below its carrying amount, including those described elsewhere in this Report.  If we have an impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and stockholders’ equity for the period in which the impairment charge is recorded. During the third quarter of fiscal 2016, we determined that sufficient indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  Our first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  We performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of the preliminary results of the impairment test, impairment of goodwill was required and based on our best estimate, we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016.  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $20.9 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $99.1 million. If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future.  If we have an additional impairment of our goodwill or intangible assets, the amount of any impairment could be significant and could negatively impact our net income and members’ equity for the period in which the impairment charge is recorded.

Our operations are concentrated in California.

As of January 27, 2017, 283 of our 390 stores were located in California (with 48 stores in Texas, 38 stores in Arizona and 21 stores in Nevada).  We expect that we will continue to open additional stores in as well as outside of California.  For the foreseeable future, our results of operations will depend significantly on trends in the California economy and its legal/regulatory environment.  Declines in retail spending on higher margin discretionary items and continuing trends of increasing demand for lower margin food products may negatively impact our profitability.  California has also historically enacted minimum wages that exceed federal standards; the California minimum wage increased to $10.50 per hour effective January 1, 2017.  Moreover, certain municipalities in which our stores are located have set minimum wages above the applicable state standards.  Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.  California typically has other factors making compliance, litigation and workers’ compensation claims more prevalent and costly.  Additional local regulation in certain California jurisdictions may further pressure margins.

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

Prior to the Merger, we leased 13 store locations and a parking lot associated with one of these stores from former members of management and their affiliates, of which 12 stores were leased on a month to month basis.  In connection with the Merger, we entered into new lease agreements for these 13 stores and one parking lot. Although the terms negotiated were acceptable to us, we cannot be certain that terms negotiated are no less favorable than a negotiated arm’s length transaction with a third party.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent.  However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to employment practices, acts of war, employee, blackouts and certain other crime and some natural disasters, including earthquakes and tsunamis.  If we incur these losses and they are material, our business could suffer. In addition, we self-insure a significant portion of expected losses under our workers’ compensation and general liability programs.  Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.  In the fourth quarter of fiscal 2016, we increased workers’ compensation accrual by $7.2 million as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  We have designed and staffed a focused effort to build a culture of safety at 99 Cents designed to reduce the frequency and severity of workers’ compensation claims against us.  In fiscal 2017, we experienced an improvement in frequency of claims and anticipation of severity of historical claims.  However, we can provide no assurance that costs associated with workers’ compensation claims will continue to decline in the future.  Future increases in workers’ compensation costs, if incurred, could have a material adverse effect on our business, financial condition, and results of operations.  Although we continue to maintain property insurance for catastrophic events, we are effectively self-insured for property losses up to the amount of our deductibles.  If we experience a greater number of these losses than we anticipate, our financial performance could be adversely affected.

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

Under various federal, state and local environmental laws and regulations, current or previous owners or occupants of property may face liability associated with hazardous substances.  These laws and regulations often impose liability without regard to fault.  In the future, we may be required to incur substantial costs for preventive or remedial measures associated with hazardous materials.  We have several storage tanks at our distribution and warehouse facilities, including: an aboveground and underground diesel storage tank at one of our City of Commerce, California distribution centers, a compressed natural gas tank at one of our City of Commerce, California distribution centers; an aboveground propane storage tank at one of our City of Commerce, California distribution centers; ammonia storage at our Texas warehouse; an aboveground diesel storage tank at our Texas warehouse; an aboveground propane storage tank at our leased Slauson warehouse in City of Commerce, California; and an aboveground propane storage tank at our leased Los Palos warehouse in Los Angeles, California.  Except as disclosed in Item 3, “Legal Proceedings,” we have not been notified of, and are not aware of, any potentially material current environmental liability, claim or non-compliance.  We could incur costs in the future related to owned properties, leased properties, storage tanks, or other business properties and/or activities.  In the ordinary course of business, we handle or dispose of commonplace household products that are classified as hazardous materials under various environmental laws and regulations.  We have adopted policies regarding the handling and disposal of these products, but we cannot be assured that our policies and training are comprehensive and/or are consistently followed, and we are still potentially subject to liability under, or violations of, these environmental laws and regulations in the future even if our policies are consistently followed.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) released a new lease standard, requiring companies to capitalize substantially all leases, including operating leases, in their financial statements. The new lease standard will be effective beginning after December 15, 2018.  The new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is largely similar to current accounting. The standard also eliminates real estate-specific provisions for all entities. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The new accounting standard, as currently issued, is currently expected to result in significant changes to our current accounting and would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future.  However, even if the new guidance is adopted as issued, certain incurrence ratios and other provisions under the indenture governing the Senior Notes (the “Indenture”) and under the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements.  As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under generally accepted accounting principles (“GAAP”) in the United States as so amended.

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

During fiscal 2016, management identified a material weakness in our internal control over financial reporting with respect to identifying items within our deferred tax balances that could be materially incorrect.  Specifically, we did not provide appropriate oversight of our third-party tax preparer.  A more complete description of this material weakness is included in Item 9A, “Controls and Procedures.”  Although we have implemented certain measures that we believe will remediate this material weakness, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic or annual reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and lease obligations, which could affect our ability to meet our obligations under our indebtedness and may otherwise restrict our activities.

Our total indebtedness as of January 27, 2017 was $883.2 million, consisting of gross borrowings under our First Lien Term Loan Facility of $593.9 million, borrowings under the ABL Facility of $39.3 million and $250.0 million of our Senior Notes.  Availability under the ABL Facility (subject to the borrowing base) was $37.2 million as of January 27, 2017.

We also have, and will continue to have, significant lease obligations. As of January 27, 2017, our minimum annual rental obligations under long-term leases for fiscal 2018 are $84.8 million.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The Indenture and our Credit Facilities each contain restrictions on the incurrence of additional indebtedness.  However, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.  Accordingly, we and our subsidiaries may be able to incur substantial additional indebtedness in the future.  We have additional availability under our ABL Facility subject to the borrowing base of $37.2 million as of January 27, 2017.

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

Failure to comply with the financial requirements under our ABL Facility could result in decreased credit availability and reduced distributions.

Additional borrowing under our ABL Facility is dependent on the maintenance of certain liquidity levels, compliance with financial ratio covenants, the borrowing base and other provisions set forth in the ABL Facility. Our ABL Facility contains additional restrictive provisions that are imposed if “excess availability” falls below the greater of (x) 15% of the maximum credit under the ABL Facility and (y) $25.0 million for five (5) consecutive Business Days. Operating under “cash dominion” would increase our reporting requirements, operational complexities for the Company and permit the administrative agent to invoke control rights over certain of our accounts. Further, under the ABL Facility, we could in the future be required to maintain a fixed charge coverage ratio of 1.00 to 1.00 when “excess availability” falls below the greater of (i) 12.5% of the maximum credit under the ABL Facility and (y) $20.0 million.  As of January 27, 2017, our fixed charge coverage ratio was less than 1.00 to 1.00. A decrease in excess availability as a result of decreases in inventory, increases in outstanding debt (including letters of credit) or otherwise, could cause our excess availability to fall below the “cash dominion” trigger, which would subject us to additional requirements and restrict access to borrowings under the ABL Facility, which would adversely affect our liquidity and our ability to execute our strategic plan.

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

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk.  If interest rates continue to increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed would remain the same, and our net income and cash flow, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 27, 2017, we owned 66 stores and leased 324 of our 390 store locations. Additionally, as of January 27, 2017, we owned four parcels of land for potential store sites.

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

The following table sets forth, as of January 27, 2017, information relating to the calendar year expiration dates for our current store leases:

Calendar Years	Number of Leases Expiring Assuming No Exercise of Renewal Options	Number of Leases Expiring Assuming Full Exercise of Renewal Options
2017	4	2
2018-2020	106	9
2021-2023	96	16
2024-2028	110	45
2029-thereafter	8	252

We own our main distribution center and executive office facility, located in the City of Commerce, California.  We lease two warehouse facilities located in City of Commerce, California that expire in March 2018 and January 2030, respectively. We also lease a cold warehouse facility located in Los Angeles, California that expires in February 2029.

In calendar 2016, we exited two leased warehouse facilities to reduce our warehouse footprint in Southern California. In July 2016, we sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California. See Note 10 to the Consolidated Financial Statements for additional information.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of January 27, 2017 and January 29, 2016 and for the years ended January 27, 2017, January 29, 2016 and January 30, 2015 have been derived from our Consolidated Financial Statements and notes thereto included in this Report.  The selected consolidated financial data as of January 30, 2015, January 31, 2014 and March 30, 2013, and for the ten months ended January 31, 2014 and the year ended March 30, 2013 have been derived from our audited consolidated financial statements that are not included in this Report.

Fiscal years ended January 27, 2017, January 29, 2016 and January 30, 2015 are each comprised of 52 weeks.  The period for the ten months ended January 31, 2014 is comprised of 44 weeks.  The fiscal year ended March 30, 2013 is comprised of 52 weeks.

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

Certain amounts as of and for the year ended January 29, 2016 have been revised to correct for immaterial errors as described in Note 1 to our Consolidated Financial Statements.

The historical results presented below are not necessarily indicative of the results to be expected for any future period.  The information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in this Report.

	Year Ended	Year Ended	Year Ended	Ten Months Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015	January 31, 2014	March 30, 2013
	(Amounts in thousands, except operating data)
Statements of Income Data:
Net Sales:
99¢ Only Stores	$2,023,034	$1,961,050	$1,881,865	$1,486,699	$1,620,683
Bargain Wholesale	38,973	42,945	45,084	42,044	47,968
Total sales	2,062,007	2,003,995	1,926,949	1,528,743	1,668,651

Cost of sales	1,460,595	1,441,631	1,308,849	1,033,077	1,117,051
Gross profit	601,412	562,364	618,100	495,666	551,600

Selling, general and administrative expenses	654,509	614,026	546,259	481,449	493,316
Goodwill impairment	—	99,102	—	—	—
Operating (loss) income	(53,097)	(150,764)	71,841	14,217	58,284

Other expense, net	69,052	65,649	62,734	55,195	77,282

(Loss) income before provision for income taxes	(122,149)	(216,413)	9,107	(40,978)	(18,998)
Provision (benefit) for income taxes	(3,990)	31,942	3,605	(28,493)	(10,089)
Net (loss) income	$(118,159)	$(248,355)	$5,502	$(12,485)	$(8,909)

Company Operating Data:
Sales Growth:
99¢ Only Stores	3.2%	4.2%	N/A	N/A	8.9%
Bargain Wholesale	(9.2)%	(4.7)%	N/A	N/A	10.0%
Total sales	2.9%	4.0%	N/A	N/A	8.9%

Gross margin	29.2%	28.1%	32.1%	32.4%	33.1%
Operating margin	(2.6)%	(7.5)%	3.7%	0.9%	3.5%
Net (loss) income	(5.7)%	(12.4)%	0.3%	(0.8)%	(0.5)%

	January 27, 2017		January 29, 2016(e)		January 30, 2015(e)		January 31, 2014(e)		March 30, 2013(e)
	(Amounts in thousands, except operating data)
Retail Operating Data (a) :
99¢ Only Stores at end of period	390		391		383		343		316
Change in comparable same-store sales	2.1	%(b)	(2.7	)%(b)	0.4	%(b)	3.7	%(c)	4.3	%(c)
Average net sales per store open the full year	$5,173		$5,075		$5,366		$5,446		$5,327
Average net sales per estimated saleable square foot (d)	$319		$314		$328		$330		$321
Estimated saleable square footage at year end	6,309,406		6,307,255		6,189,669		5,607,991		5,211,483

Balance Sheet Data:
Working capital (deficit)	$(81,870)		$(8,788)		$54,808		$50,327		$119,291
Total assets	$1,548,306		$1,609,903		$1,873,316		$1,706,568		$1,705,413
Capital and financing lease obligation, including current portion	$78,525		$35,806		$25,061		$285		$354
Long-term debt, including current portion	$871,513		$881,981		$893,266		$838,676		$739,641
Total member’s/shareholders’ equity	$144,019		$261,324		$507,752		$499,087		$638,970

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

(e)    Certain prior year balance sheet amounts have been reclassified to conform to the current year’s presentation. Specifically, in fiscal 2017, we adopted an accounting standard that requires us to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of original issue discounts (“OID”).  The adoption of this accounting standard resulted in the reclassification of $11.5 million, $14.3 million, $16.7 million, $18.7 million of debt issuance costs (net of accumulated amortization) from deferred financing costs, net to long-term debt, net of current portion on our consolidated balance sheets at January 29, 2016, January 30, 2015, January 31, 2014 and March 31, 2013, respectively. We also early adopted a new accounting standard in fiscal 2017, which requires that all deferred tax assets and liabilities be classified as long-term on the balance sheet.  The adoption of this accounting standard resulted in the reclassification of $16.6 million, $41.6 million, $47.0 million and $33.1 million of deferred income tax from current assets to long-term deferred income taxes liability on our consolidated balance sheets at January 29, 2016, January 30, 2015, January 31, 2014 and March 31, 2013, respectively.  For additional information, see Note 2 to our Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with Item 1, “Business”, Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Report.

Overview

On January 13, 2012, we were acquired through the Merger. See Item 1, “Business—Merger” for more information about the Merger.

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Fiscal year 2017 consisted of 52 weeks beginning January 30, 2016 and ending January 27, 2017. Fiscal 2016 thus consisted of 52 weeks beginning January 31, 2015 and ending January 29, 2016. Fiscal 2015 consisted of 52 weeks beginning February 1, 2014 and ending January 30, 2015. Our fiscal 2018 will consist of 53 weeks beginning January 28, 2017 and ending February 2, 2018.

During fiscal 2017, we had net sales of $2,062.0 million, operating loss of $53.1 million and net loss of $118.2 million.  Sales increased by 2.9% in fiscal 2017 over fiscal 2016 primarily due to increase in same-store sales of 2.1%, the full year effect of new stores opened in fiscal 2016 and the effect of five new stores opened in fiscal 2017.  Average sales per store open at least 12 months, on a trailing 52-week period, were $5.2 million in fiscal 2017 compared to $5.1 million in in fiscal 2016.  Average net sales per estimated saleable square foot (computed for stores open at least 12 months) on a trailing 52-week period were $319 per square foot for fiscal 2017 compared to $314 per square foot for fiscal 2016. Existing stores at January 27, 2017 averaged approximately 16,000 saleable square feet.  Fiscal 2017 results were positively impacted by decrease in shrinkage compared to fiscal 2016 as further discussed under “Results of Operations— Fiscal Year Ended January 29, 2016 Compared to Fiscal Year Ended January 30, 2015—Gross Profit” and negatively impacted by higher payroll-related expenses as further discussed under “Results of Operations— Fiscal Year Ended January 27, 2017 Compared to Fiscal Year Ended January 29, 2016 — Selling, General and Administrative Expenses”.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy”.  A number of factors could prevent us from achieving our key strategies. See Item 1A, “Risk Factors,” for more information on such factors.

In fiscal 2016, we decided to reduce the pace of store openings to focus on stabilizing our operations and results.  In fiscal 2017, we opened five stores in California and closed six stores upon the expiration of their leases, including five in California and one in Texas.  The six closed stores were underperforming our overall chain average and, in a majority of the cases, we believe a substantial portion of the volume will be absorbed into other nearby 99¢ Only stores, thereby minimizing the impact on overall sales. The relocation and closures occurred at stores with expiring leases, and did not result in any material termination charges.

In fiscal 2018, we currently intend to open three new stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in fiscal 2018 will primarily result from new store openings in our existing territories and increases in same-store sales.

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

Considerable management judgment is necessary to estimate these inventory valuation reserves.  As an indicator of the sensitivity of this estimate, a 10% increase in shrinkage and the excess and obsolete inventory provisions at January 27, 2017, would have increased these reserves by approximately $2.6 million and $0.2 million, respectively, and increased pre-tax loss in fiscal 2017 by the same amounts.

In order to obtain inventory at attractive prices, we take advantage of large volume purchases, closeouts and other similar purchase opportunities.  Consequently, our inventory fluctuates from period to period and the inventory balances vary based on the timing and availability of such opportunities.  Our inventory was $175.9 million as of January 27, 2017 and $196.7 million as of January 29, 2016.  Inventory turnover, which we calculate by dividing cost of sales by ending inventory, was 8.3 times as of January 27, 2017 and 7.3 times as of January 29, 2016.

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

During the third quarter of fiscal 2017, we decided to close five retail stores in California by the end of fiscal 2017 upon the expiration of their respective lease terms.  As a result of this decision, we recognized an impairment charge of approximately $0.1 million related to the closure of three of these stores and recorded an impairment charge of $0.1 million related to fixtures that will be disposed of and for which we concluded the fair value was zero.  During fiscal 2017, we also reduced the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.2 million.  During fiscal 2016, due to the underperformance of two stores in Texas and one store in California, we concluded that the carrying value of the long-lived assets relating to such stores were not recoverable and accordingly recorded an asset impairment charge of $0.8 million.  During fiscal 2016, we also recorded impairment charges of $0.2 million related to equipment and fixtures that will be disposed of and for which we concluded the fair value was zero. During fiscal 2015, we wrote down the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.1 million.  We have not made any material changes to our long-lived asset impairment methodology during fiscal 2017.

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

Goodwill and indefinite-lived intangible assets, such as the 99¢ Only Stores trade name, are not amortized but are instead tested annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired.  Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the fair value of the reporting unit to which the goodwill is assigned.  We determine fair value based on a combination of the income approach and the market approach prepared by an independent third party valuation firm.  Fair value of a trade name is determined using a relief from royalty method under the income approach, which uses projected revenue allocable to the trade name and an assumed royalty rate. These approaches involve making key assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment and are subject to change.

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

During the third quarter of fiscal 2016, we determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  Our first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  We performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of this preliminary analysis and based on our best estimate, we recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $20.9 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $99.1 million.

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

The remaining amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $368.1 and $12.5 million, respectively, as of January 29, 2016.

During the fourth quarter of fiscal 2017, we completed step one of our annual goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of our reporting units exceeded their carrying amounts.  The results of this test showed that the fair value of our retail reporting unit exceeded its carrying value by a substantial amount.  The fair value of our wholesale reporting unit exceeded carrying value by approximately 18%.  As discussed above, considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill.  The forecasts used in our fiscal 2017 annual impairment test include growth in net sales, new store openings and same-store sales, positive trends in cost of sales and selling, general and administrative expense.  As described above, these estimates and assumptions could be materially affected by factors such as unforeseen events or changes in general economic conditions, a decline in comparable company market multiples, changes to discount rates, increased competitive forces, our inability to maintain our pricing structure, deterioration of our vendor relationships, failure to adequately manage and improve our inventory processes and procedures and changes in customer behavior which could result in changes to management’s strategies.  If operating results continue to change versus our expectations, additional impairment charges may be recorded in the future.  See Note 1 to our Consolidated Financial Statements.

Additionally, during the fourth quarter of fiscal 2017, we completed our annual indefinite-lived intangible asset impairment test and determined there was no impairment to the trade name since the fair value of the trade name exceeded its carrying amount.  The results of this test showed that the fair value of trade name exceeded carrying value by approximately 18%.  Fair value of the trade name was determined using the relief from royalty method that estimates our theoretical royalty savings from ownership of the intangible asset.  Key assumptions used in this model included sales projections, discount rates and royalty rates, and considerable management judgment is necessary in developing and evaluating such assumptions.  If future results are not consistent with our current estimates and assumptions, impairment charges maybe recorded in future.

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

There were no material changes in the estimates or assumptions used to determine legal reserves during fiscal 2017 and a 10% change in legal reserves would not be material to our consolidated financial position or results of operations.

Self-insured workers’ compensation liability.  We self-insure for workers’ compensation claims in California and Texas. We have established a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred. We do not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing our workers’ compensation liability.  In fiscal 2016, we increased worker’s compensation liability reserve by $7.2 million primarily as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  We implemented initiatives designed to create a culture of safety and to reduce the frequency and severity of workers’ compensation injuries.  In the fourth quarter of fiscal 2017, we decreased workers’ compensation liability reserve by $5.6 million, primarily as a result of lower incurred and projected expenses associated with fiscal 2017 workers’ compensation claims.  As an indicator of the sensitivity of this estimate, at January 27, 2017, a 10% increase in our estimate of expected losses from workers’ compensation claims would have increased this reserve by approximately $6.9 million and increased fiscal 2017 pre-tax loss by the same amount.

Self-insured health insurance liability.  We self-insure for a portion of our employee medical benefit claims.  The liability for the self-funded portion of our health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program.  At January 27, 2017, a 10% change in self-insured health liability would not have been material to our consolidated financial position or results of operations.

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

We had approximately $163.0 million of net deferred tax liabilities as of January 29, 2016, which was comprised of approximately $57.2 million of net deferred tax assets and $220.2 million of deferred tax liabilities, net of tax valuation allowance of $88.3 million.  The increase in the valuation allowance was primarily related to an increase in losses incurred during fiscal 2016.  We had approximately $161.5 million of net deferred tax liabilities as of January 27, 2017, which was comprised of approximately $32.0 million of net deferred tax assets and $193.5 million of deferred tax liabilities, net of tax valuation allowance of $137.7 million.  Management re-evaluated the available evidence in assessing our ability to realize the benefits of our deferred tax assets at January 27, 2017 and concluded it was more likely than not that we would not realize our net deferred tax assets.  Significant management judgment is required in accounting for income tax contingencies as the outcomes are often difficult to predict.  There are no uncertain tax positions at January 27, 2017.

Stock-Based Compensation.  Subsequent to the Merger, Parent issued options to acquire shares of common stock of our Parent to certain of our executive officers and employees. We account for stock-based payment awards based on their fair values.  Stock options have a term of ten years.  For awards classified as equity, we estimate the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  Assumptions utilized to value options include estimating the fair value of Parent’s common stock (which is not publicly traded), the term that the options are expected to be outstanding, an estimate of the volatility of Parent’s stock price (which is based on a peer group of publicly traded companies), applicable interest rates and the expected dividend yield of Parent’s common stock. Other factors involving judgments that affect the expensing of stock-based payments include estimated forfeiture rates of stock-based awards.  All of the outstanding options that we have granted to our executive officers and employees (with the exception of options granted to our current Chief Financial Officer and certain directors that contain less restrictive repurchase rights) give the Parent repurchase rights as described in more detail in Note 11 to our Consolidated Financial Statements. In accordance with accounting guidance, we have not recorded any stock-based compensation expense for these grants.  For all other time-based options, the value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods, which is generally a vesting term of four or five years.  For options that vest based on achievement of performance targets, compensation expense will be recognized only when it is probable that applicable performance criteria will be met.  As described in Note 11 to our Consolidated Financial Statements, we granted options to our current Chief Executive Officer that are valued using binomial model and a Monte Carlo simulation method.  For the reasons set forth above, the Company has deferred recognition of the stock-based compensation expense for these stock options.

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

Other Expense (Income):  Other expense relates primarily to loss on extinguishment of debt, interest expense on our debt, capitalized and financing leases and other interest.

Certain amounts as of and for the year ended January 29, 2016 have been revised to correct immaterial errors as described in Note 1 to our Consolidated Financial Statements.

The following table sets forth, for the periods indicated, certain selected income statement data, including such data as a percentage of net sales.  The years ended January 27, 2017, January 29, 2016, and January 30, 2015 each consist of 52 weeks (the percentages may not add up due to rounding):

	Year Ended		Year Ended		Year Ended
	January 27, 2017	% of Net Sales	January 29, 2016	% of Net Sales	January 30, 2015	% of Net Sales
	(Amounts in thousands, except percentages)
Net Sales:
99¢ Only Stores	$2,023,034	98.1%	$1,961,050	97.9%	$1,881,865	97.7%
Bargain Wholesale	38,973	1.9	42,945	2.1	45,084	2.3
Total sales	2,062,007	100.0	2,003,995	100.0	1,926,949	100.0

Cost of sales	1,460,595	70.8	1,441,631	71.9	1,308,849	67.9
Gross profit	601,412	29.2	562,364	28.1	618,100	32.1

Selling, general and administrative expenses	654,509	31.7	614,026	30.6	546,259	28.3
Goodwill impairment	—	0.0	99,102	4.9	—	0.0
Operating (loss) income	(53,097)	(2.6)	(150,764)	(7.5)	71,841	3.7

Other (income) expense:
Interest income	(47)	0.0	(4)	0.0	—	0.0
Interest expense	68,764	3.3	65,653	3.3	62,734	3.3
Loss on extinguishment of debt	335	0.0	—	0.0	—	0.0
Other expenses, net	69,052	3.3	65,649	3.3	62,734	3.3

(Loss) income before provision for income taxes	(122,149)	(5.9)	(216,413)	(10.8)	9,107	0.5
(Benefit) provision for income taxes	(3,990)	(0.2)	31,942	1.6	3,605	0.2

Net (loss) income	$(118,159)	(5.7)	$(248,355)	(12.4)	$5,502	0.3

Fiscal Year Ended January 27, 2017 (52 Weeks) Compared to Fiscal Year Ended January 29, 2016 (52 Weeks)

Net sales.  Total net sales increased $58.0 million, or 2.9%, to $2,062.0 million in fiscal 2017, a 52-week period, from $2,004.0 million in fiscal 2016, also a 52-week period.  Net retail sales increased $61.9 million, or 3.2%, to $2,023.0 million in fiscal 2017, from $1,961.1 million in fiscal 2016.  Bargain Wholesale net sales decreased by approximately $3.9 million, or 9.2%, to $39.0 million in fiscal 2017, from $42.9 million in fiscal 2016.  Of the $61.9 million increase in net retail sales, $41.1 million was due to a 2.1% increase in same-store sales for all stores open at least 14 months, the effect of new stores opened in fiscal 2017 was $15.8 million and the full year effect of new stores opened in or prior to fiscal 2016 was $12.1 million.  The increase in retail sales was partially offset by a decrease in sales of approximately $7.1 million due the impact of closed stores.  Same-store sales increased 2.1% compared to fiscal 2016, with higher average ticket of 1.7% and higher customer traffic of 0.4%.  The increase in same-store sales was primarily driven by higher sales from fresh offerings as a result of better product availability, improved in-stock levels and the expansion of our third party distributor partnership, as well as improved sales from general merchandise driven by better product assortment and higher seasonal sales achieved in part through improved store execution. These improvements were partially offset by the ongoing deflationary environment in milk and eggs, which persisted throughout fiscal 2017.

During fiscal 2017, we opened five stores in California and closed six stores in fiscal 2017 upon expiration of their leases, including five in California and one in Texas.  At the end of fiscal 2017, we had 390 stores compared to 391 stores at the end fiscal 2016. Estimated saleable retail square footage as of January 27, 2017 and January 29, 2016 was 6.31 million and 6.30 million, respectively.  For 99¢ Only stores open all of fiscal 2017, the average net sales per estimated saleable square foot was $5.2 million per store and $319 per estimated saleable square foot.

Gross profit. Gross profit increased $39.0 million, or 6.9% to $601.4 million in fiscal 2017, compared to $562.4 million in fiscal 2016.  As a percentage of net sales, overall gross margin increased to 29.2% in fiscal 2017, from 28.1% in fiscal 2016. Among the gross profit components, shrinkage improved by 60 basis points compared to fiscal 2016 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin was flat compared to fiscal 2016 as lower inbound freight and duty costs were offset by our efforts to reduce excess inventory through clearance initiatives as well as an unfavorable product mix shift. Distribution and transportation expenses decreased by 10 basis points primarily due to lower distribution costs.  The remaining improvements in gross profit were attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $40.5 million, or 6.6%, to $654.5 million in fiscal 2017, from $614.0 million in fiscal 2016.  As a percentage of net sales, selling, general and administrative expenses increased to 31.7% for fiscal 2017 from 30.6% for fiscal 2016.  The 110 basis point increase in selling, general and administrative expenses as a percentage of net sales was driven by a number of factors.  Payroll-related expenses increased by 120 basis points, primarily due to an increase in the California minimum wage, which went into effect in January 2016, and higher performance compensation expenses.  In addition selling, general and administrative expenses were negatively impacted by the anniversary of a $5.4 million gain realized on the sale of a cold storage facility during the third quarter of fiscal 2016 as well as higher outside services expenses.  These increases were partially offset by a 50 basis points decrease in workers’ compensation accrual, primarily driven by lower incurred and projected expenses associated with workers’ compensation claims in fiscal 2017 and prior years.

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit.  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in $20.9 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge to $99.1 million. Significant changes in assumptions that led to the goodwill impairment included decreases in new store expansion for all future years, slower sales growth from new store additions and gross margin compression.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants.  See Note 1 to the Consolidated Financial Statements.

Operating loss. Operating loss was $53.1 million for fiscal 2017, compared to operating loss of $150.8 million for fiscal 2016.  Operating loss as a percentage of net sales was (2.6)% in fiscal 2017 compared to operating loss as a percentage of sales of (7.5)% in fiscal 2016.  The decrease in operating loss as a percentage of net sales was primarily due to favorable comparison to prior year that included a goodwill impairment charge as well as changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $68.8 million in fiscal 2017, compared to $65.6 million in in fiscal 2016.  Interest expense was higher primarily due to amortization of debt issuance costs, interest expense on financing leases and interest on estimated sales tax liability.  Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility in April 2016.

(Benefit) provision for income taxes.  The provision for income taxes was a benefit of $4.0 million in fiscal 2017, compared to an income tax provision of $31.9 million in fiscal 2016, primarily due to the establishment of a valuation allowance of $31.7 million in the second quarter of fiscal 2016 against deferred income tax assets (as described in Note 5 to our Consolidated Financial Statements).  The effective tax rate for fiscal 2017 was a benefit rate of 3.3% compared to an effective tax rate of 14.8% for fiscal 2016. The effective combined federal and state income tax rates for fiscal 2017 differ from the statutory rates primarily due to recording of additional valuation allowance for losses sustained in fiscal 2017 (as described in Note 5 to our Consolidated Financial Statements) and the benefit of a tax credit carryback for fiscal 2017.  The effective combined federal and state income tax rates for fiscal 2016 differ from the statutory rates primarily due to the non-deductible goodwill impairment charge and the establishment of a valuation allowance in fiscal 2016 (as described in Note 5 to our Consolidated Financial Statements).

Net loss.  As a result of the items discussed above, net loss for fiscal 2017 was $118.2 million, compared to net loss for fiscal 2016 of $248.4 million. Net loss as a percentage of net sales was (5.7)% in fiscal 2017 compared to net loss as a percentage of net sales of (12.4)% in fiscal 2016.

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

Goodwill impairment.  During the third quarter of fiscal 2016, we recorded a best estimate of $120.0 million non-cash goodwill impairment charge relating to the retail reporting unit.  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in $20.9 million adjustment in goodwill, lowering the third quarter of fiscal 2016 goodwill impairment charge to $99.1 million. Significant changes in assumptions that led to the goodwill impairment included decreases in new store expansion for all future years, slower sales growth from new store additions and gross margin compression.  The goodwill impairment charge did not adversely affect our debt position, cash flow, liquidity or compliance with financial covenants.  See Note 1 to the Consolidated Financial Statements.

Operating (loss) income. Operating loss was $150.8 million for fiscal 2016, compared to operating income of $71.8 million for fiscal 2015.  Operating loss as a percentage of net sales was (7.5)% in fiscal 2016 compared to operating income of 3.7% in fiscal 2015.  The decrease in operating income as a percentage of net sales was primarily due to the recording of a goodwill impairment charge, changes in gross margin and selling, general, and administrative expenses, each as discussed above.

Interest expense. Interest expense was $65.6 million in fiscal 2016, compared to $62.7 million in in fiscal 2015.  Interest expense was higher primarily due to interest expense on financing leases and higher average borrowings under the ABL Facility (as discussed below).

Provision for income taxes.  The provision for income taxes was $31.9 million in fiscal 2016, compared to an income tax provision of $3.6 million in fiscal 2015, primarily due to the establishment of a valuation allowance of $31.7 million in the second  quarter of fiscal 2016 against deferred income tax assets (as described in Note 5 to our Consolidated Financial Statements).  The effective tax rate for fiscal 2016 was a provision rate of 14.8% compared to an effective tax rate of 39.6% for fiscal 2015.  The effective combined federal and state income tax rates for fiscal 2016 differ from the statutory rates primarily due to the non-deductible goodwill impairment charge and the establishment of a valuation allowance in fiscal 2016 (as described in Note 5 to our Consolidated Financial Statements).  The effective combined federal and state income tax rates for fiscal 2015 differ from the statutory rates primarily due to the non-deductibility of certain costs.

Net (loss) income.  As a result of the items discussed above, net loss for fiscal 2016 was $248.4 million, compared to net income for fiscal 2015 of $5.5 million. Net loss as a percentage of net sales was (12.4)% in fiscal 2016 compared to net income as a percentage of net sales of 0.3% in fiscal 2015.

Effects of Inflation

During fiscal 2017, fiscal 2016 and fiscal 2015, inflation did not have a material impact on our overall operations.  Increases in various costs due to future inflation may impact our operating results to the extent that such increases cannot be passed along to our customers.  See Item 1A, “Risk Factors—Risks Related to Our Business— Increases in costs and other inflationary pressures may affect our ability to keep pricing almost all of our merchandise at 99.99¢ or less.”

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements. Our primary sources of liquidity are the net cash flow from operations and availability under our ABL Facility, which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness, for at least the next 12 months. Availability under our ABL Facility is not expected to materially affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of January 27, 2017, we held $2.4 million in cash, and our total indebtedness was $883.2 million, consisting of gross borrowings under the First Lien Term Loan Facility of $593.9 million, borrowings under the ABL Facility of $39.3 million and $250.0 million of our Senior Notes. As of January 27, 2017, availability under the ABL Facility (subject to the borrowing base) was $37.2 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility.  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.  We may pursue a refinancing of our other long-term obligations, but potential volatility and challenges in the then-current capital markets, including conditions affecting borrowing costs, could limit our ability to refinance at favorable terms, and could have a material adverse impact on our future financial condition.   We also have, and will continue to have, significant lease obligations.  As of January 27, 2017, our minimum annual rental obligations under long-term leases for fiscal 2018 are $84.8 million. These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future. However, we expect to be able to service these obligations from our net cash flow from operations and availability under our ABL Facility, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  The First Lien Term Loan Facility has a term of seven years with a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned domestic subsidiaries (with customary exceptions, including immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.75% as of January 27, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the

Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

On April 4, 2012, we amended the terms of the First Lien Term Loan Facility (the “First Amendment”) and incurred related refinancing costs of $11.2 million.  The First Amendment, among other things, (i) decreased the applicable margin from LIBOR plus 5.50% (or Base Rate plus 4.50%) to LIBOR plus 4.00% (or Base Rate plus 3.00%) and (ii) decreased the LIBOR floor from 1.50% to 1.25%.

On October 8, 2013, we entered into the Second Amendment which among other things, (i) provided $100.0 million of additional term loans as described above, (ii) decreased the applicable margin from LIBOR plus 4.00% (or Base Rate plus 3.00%) to LIBOR plus 3.50% (or Base Rate plus 2.50%) and (iii) decreased the LIBOR floor from 1.25% to 1.00%.  The Second Amendment required scheduled quarterly payments each equal to 0.25% of the amended principal amount of the Term Loans (approximately $1.5 million).

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

As of January 27, 2017 and January 29, 2016, the interest rate on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 27, 2017 and January 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $593.9 million and $600.0 million, respectively.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2017, fiscal 2016 and fiscal 2015.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc. (“99 Cents Texas”)) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of January 27, 2017, we were in compliance with the terms of the First Lien Term Loan Facility.

As of January 27, 2017, various funds affiliated with Ares and CPPIB held approximately $130.5 million of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of January 27, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.00% at January 27, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter. The weighted average interest rate for borrowings under the ABL Facility was 4.18% as of January 27, 2017 and 2.53% as of January 29, 2016.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 27, 2017 and January 29, 2016).  We must also pay customary letter of credit fees and agency fees.

As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.  As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million.

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

As of January 27, 2017, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 27, 2017, we were in compliance with the terms of the Indenture.

As of January 27, 2017, various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net (loss) income	$(118,159)	$(248,355)	$5,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	69,030	66,402	53,911
Amortization of deferred financing costs and accretion of OID	5,988	4,820	4,344
Amortization of intangible assets	1,750	1,789	1,787
Amortization of favorable/unfavorable leases, net	2,737	1,704	735
Loss on extinguishment of debt	335	—	—
Loss (gain) on disposal of fixed assets	532	(5,416)	(84)
Loss on interest rate hedge	514	1,402	1,504
Goodwill impairment	—	99,102	—
Long-lived and intangible assets impairment	761	2,171	149
Deferred income taxes	(1,595)	33,394	4,212
Stock-based compensation	692	1,538	2,846

Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,836)	280	(161)
Inventories	20,759	99,389	(89,796)
Deposits and other assets	6,506	1,228	(2,258)
Accounts payable	9,377	(44,407)	52,530
Accrued expenses	18,082	(2,081)	7,586
Accrued workers’ compensation	(7,220)	5,898	(3,427)
Income taxes	(319)	7,246	(6,413)
Deferred rent	1,982	4,096	10,105
Other long-term liabilities	6,656	1,457	(4,801)
Net cash provided by operating activities	$16,572	$31,657	$38,271

Cash provided by operating activities in fiscal 2017 was $16.6 million and consisted of (i) net loss of $118.2 million; (ii) net loss adjustments for depreciation and other non-cash items of $80.7 million; (iii) an increase in working capital activities of $46.1 million; and (iv) an increase in other activities of $7.9 million, primarily due to an increase in other long-term liabilities.  The increase in working capital activities was primarily due to a decrease in inventory and increase in accrued expenses and accounts payable, partially offset by decrease in accrued workers’ compensation.  Inventory decreased primarily as a result of a focused effort on inventory and supply chain efficiencies.

Cash provided by operating activities in fiscal 2016 was $31.7 million and consisted of (i) net loss of $248.4 million; (ii) net income adjustments for depreciation, deferred taxes, goodwill impairment and other non-cash items of $206.9 million; (iii) an increase in working capital activities of $67.4 million; and (iv) an increase in other activities of $5.8 million, primarily due to increased deferred rent and other long-term liabilities.  The increase in working capital activities was primarily due to a decrease in inventory and income taxes receivable, partially offset by decreases in accounts payable.  Inventory decreased primarily as a result of a Company-wide strategy to reduce inventory.

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

Investing Activities

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
	(52 Weeks)	(52 Weeks)	(52 Weeks)

Cash flows from investing activities:
Purchases of property and equipment	$(45,791)	$(65,950)	$(111,387)
Proceeds from sale of property and fixed assets	6,234	31,436	39
Insurance recoveries for replacement assets`	937	—	—
Net cash used in investing activities	$(38,620)	$(34,514)	$(111,348)

Capital expenditures in fiscal 2017 consisted of property acquisition, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects, totaling $45.8 million. Proceeds from sale of property and fixed assets primarily relate to a sale-leaseback transaction completed during fiscal 2017 (see Note 1 to our Consolidated Financial Statements).

Capital expenditures in fiscal 2016 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $66.0 million. Proceeds from sale of fixed assets primarily relate to sale of held for sale properties and sale-leaseback transactions completed during the year (see Note 1 to our Consolidated Financial Statements).

Capital expenditures in fiscal 2015 consisted of property acquisitions, leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects, totaling $111.4 million.

We estimate that total capital expenditures over the next twelve months will be approximately $53 million to $58 million, comprised of approximately $36 million to $41 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $17 million primarily related to information technology upgrades and supply chain infrastructure upgrades and maintenance. We expect to fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions. Our estimated capital expenditures exclude anticipated expenditures associated with the rebuild of one of our stores in the Los Angeles area that was impacted by a fire in May 2016, a substantial portion of which we expect to recover through insurance reimbursements.

Financing Activities

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from financing activities:
Payments of long-term debt	(6,138)	(6,138)	(6,138)
Proceeds under revolving credit facility	264,800	471,350	305,500
Payments under revolving credit facility	(273,300)	(480,550)	(248,500)
Payments of debt issuance costs	(4,725)	(487)	—
Proceeds from financing lease obligations	42,592	9,359	—
Payments of capital and financing lease obligations	(1,045)	(381)	(88)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	(57)	—
Net cash provided by (used in) financing activities	22,184	(7,294)	50,698

Net cash provided by financing activities in fiscal 2017 was primarily comprised of proceeds from financing lease obligations associated with sale-leaseback transactions, partially offset by net repayments under the ABL Facility, repayment of debt under the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility.  In the second quarter of fiscal 2017, we sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. Additional information regarding the sale of the warehouse facility is contained in Note 10 to our Consolidated Financial Statements. Additional information regarding sale-leaseback transactions is contained in Note 1 to our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

As of January 27, 2017, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our consolidated contractual obligations (in thousands) as of January 27, 2017.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(a)	$883,162	$6,138	$837,724	$39,300	$—
Interest payments (b)	150,100	57,860	88,616	3,624	—
Capital lease obligations (c)	179	67	112	—	—
Financing lease obligations (c)	56,469	3,973	8,149	8,497	35,850
Operating lease obligations	487,672	80,790	140,013	105,701	161,168
Purchase obligations (d)	764	764	—	—	—
Deferred compensation liability	816	—	—	—	816
Total	$1,579,162	$149,592	$1,074,614	$157,122	$197,834

(a)         Assumes planned maturity of $39.3 million under the ABL Facility on April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021. See Note 6 to our Consolidated Financial Statements.

(b)         Includes interest expense on fixed and variable debt, using fiscal 2017 year end rates and balance. See Note 6 to our Consolidated Financial Statements.

(c)          Includes capital and financing lease obligations and related interest.

(d)         Purchase obligations include legally binding agreements that primarily consist of construction contracts of new stores.  Amounts committed under open purchase orders for merchandise are not included if cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We do not have any liabilities related to uncertain tax positions as of January 27, 2017.  See Note 5 to our Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for one location classified as a capital lease and seven locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease. Most leases require us to pay property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2017 were approximately $102.5 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2016 were approximately $97.3 million.  Rental expenses (including property taxes, maintenance and insurance) charged to expenses in fiscal 2015 were approximately $85.5 million.  We typically seek leases with a five-year to ten-year term and with multiple five-year renewal options. See Item 2, “Properties.”  The large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

Variable Interest Entities

As of January 27, 2017 and January 29, 2016, we did not have any variable interest entities.

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

Our primary interest rate exposure relates to outstanding amounts under our Credit Facilities.  As of January 27, 2017, we had variable rate borrowings of $593.9 million under our First Lien Term Loan Facility and $39.3 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 6 to our Consolidated Financial Statements.

We may manage interest rate risk through the use of interest swap agreements or interest cap agreements to limit the effect of interest rate fluctuations from time to time.  We were previously a party to an interest rate swap agreement that limited our interest exposure on a notional value of $261.8 million to 1.36% plus an applicable margin of 3.50%.  We are currently not using an interest swap agreement or interest cap agreement to limit such interest rate fluctuations.

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowing levels and interest rate derivatives outstanding as of January 27, 2017 and January 29, 2016, respectively, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase of our pre-tax loss and a decrease in cash flows of approximately $6.3 million for fiscal 2017 and $1.9 million for fiscal 2016.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

99 Cents Only Stores LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member of 99 Cents Only Stores LLC

We have audited the accompanying consolidated balance sheets of 99 Cents Only Stores LLC and subsidiaries as of January 27, 2017 and January 29, 2016, and the related consolidated statements of comprehensive income (loss), member’s equity and cash flows for the years ended January 27, 2017, January 29, 2016, and January 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(b) for the years ended January 27, 2017, January 29, 2016, and January 30, 2015. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 99 Cents Only Stores LLC and subsidiaries at January 27, 2017 and January 29, 2016, and the consolidated results of its operations and its cash flows for the years ended January 27, 2017, January 29, 2016, and January 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
April 26, 2017

99 Cents Only Stores LLC

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 27, 2017	January 29, 2016
ASSETS
Current Assets:
Cash	$2,448	$2,312
Accounts receivable, net of allowance for doubtful accounts of $122 and $140 as of January 27, 2017 and January 29, 2016, respectively	3,510	1,674
Income taxes receivable	3,876	3,665
Inventories, net	175,892	196,651
Assets held for sale	4,903	2,308
Other	10,307	18,570
Total current assets	200,936	225,180
Property and equipment, net	507,620	542,570
Deferred financing costs, net	3,488	916
Intangible assets, net	447,027	453,242
Goodwill	380,643	380,643
Deposits and other assets	8,592	7,352
Total assets	$1,548,306	$1,609,903

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$86,588	$79,197
Payroll and payroll-related	24,110	18,421
Sales tax	19,389	13,314
Other accrued expenses	46,082	39,520
Workers’ compensation	69,169	76,389
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligation	31,330	989
Total current liabilities	282,806	233,968
Long-term debt, net of current portion	865,375	875,843
Unfavorable lease commitments, net	3,988	5,746
Deferred rent	30,360	29,333
Deferred compensation liability	816	709
Capital and financing lease obligation, net of current portion	47,195	34,817
Deferred income taxes	161,450	163,045
Other liabilities	12,297	5,118
Total liabilities	1,404,287	1,348,579
Commitments and contingencies (Note 10)
Member’s Equity:
Member units — 100 units issued and outstanding at January 27, 2017 and January 29, 2016	550,918	550,226
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(387,699)	(269,540)
Other comprehensive loss	—	(162)
Total equity	144,019	261,324
Total liabilities and equity	$1,548,306	$1,609,903

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net Sales:
99¢ Only Stores	$2,023,034	$1,961,050	$1,881,865
Bargain Wholesale	38,973	42,945	45,084
Total sales	2,062,007	2,003,995	1,926,949
Cost of sales	1,460,595	1,441,631	1,308,849
Gross profit	601,412	562,364	618,100
Selling, general and administrative expenses (includes asset impairment of $761, $2,171 and $149 for the years ended January 27, 2017, January 29, 2016 and January 30, 2015, respectively)	654,509	614,026	546,259
Goodwill impairment	—	99,102	—
Operating (loss) income	(53,097)	(150,764)	71,841
Other (income) expense:
Interest income	(47)	(4)	—
Interest expense	68,764	65,653	62,734
Loss on extinguishment of debt	335	—	—
Total other expense, net	69,052	65,649	62,734
(Loss) income before provision for income taxes	(122,149)	(216,413)	9,107
(Benefit) provision for income taxes	(3,990)	31,942	3,605
Net (loss) income	(118,159)	(248,355)	5,502
Other comprehensive income, net of tax:
Unrealized losses on interest rate cash flow hedge	(168)	(152)	(576)
Less: reclassification adjustment included in net income (loss)	330	988	969
Other comprehensive income, net of tax	162	836	393

Comprehensive (loss) income	$(117,997)	$(247,519)	$5,895

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(Amounts in thousands)

	Member Units		Investment in Number Holdings, Inc. Preferred	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Member’s
	Units	Amount	Stock	Deficit)	Income (Loss)	Equity
BALANCE, January 31, 2014	—	$546,365	$(19,200)	$(26,687)	$(1,391)	$499,087
Net income	—	—	—	5,502	—	5,502
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	393	393
Stock-based compensation	—	2,846	—	—	—	2,846
Payments to repurchase stock options of Number Holdings, Inc.	—	(76)	—	—	—	(76)
BALANCE, January 30, 2015	—	$549,135	$(19,200)	$(21,185)	$(998)	$507,752
Net loss	—	—	—	(248,355)	—	(248,355)
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	836	836
Stock-based compensation	—	1,538	—	—	—	1,538
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	(57)	—	—	—	(57)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)	—	—	—	(390)
BALANCE, January 29, 2016	—	$550,226	$(19,200)	$(269,540)	$(162)	$261,324
Net loss	—	—	—	(118,159)	—	(118,159)
Unrealized net gains on interest rate cash flow hedge, net of tax	—	—	—	—	162	162
Stock-based compensation	—	692	—	—	—	692
BALANCE, January 27, 2017	—	$550,918	$(19,200)	$(387,699)	$—	$144,019

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net (loss) income	$(118,159)	$(248,355)	$5,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	69,030	66,402	53,911
Amortization of deferred financing costs and accretion of OID	5,988	4,820	4,344
Amortization of intangible assets	1,750	1,789	1,787
Amortization of favorable/unfavorable leases, net	2,737	1,704	735
Loss on extinguishment of debt	335	—	—
Loss (gain) on disposal of fixed assets	532	(5,416)	(84)
Loss on interest rate hedge	514	1,402	1,504
Goodwill impairment	—	99,102	—
Long-lived and intangible assets impairment	761	2,171	149
Deferred income taxes	(1,595)	33,394	4,212
Stock-based compensation	692	1,538	2,846
Changes in assets and liabilities associated with operating activities:
Accounts receivable	(1,836)	280	(161)
Inventories	20,759	99,389	(89,796)
Deposits and other assets	6,506	1,228	(2,258)
Accounts payable	9,377	(44,407)	52,530
Accrued expenses	18,082	(2,081)	7,586
Accrued workers’ compensation	(7,220)	5,898	(3,427)
Income taxes	(319)	7,246	(6,413)
Deferred rent	1,982	4,096	10,105
Other long-term liabilities	6,656	1,457	(4,801)
Net cash provided by operating activities	16,572	31,657	38,271

Cash flows from investing activities:
Purchases of property and equipment	(45,791)	(65,950)	(111,387)
Proceeds from sale of property and fixed assets	6,234	31,436	39
Insurance recoveries for replacement assets	937	—	—
Net cash used in investing activities	(38,620)	(34,514)	(111,348)

Cash flows from financing activities:
Payments of long-term debt	(6,138)	(6,138)	(6,138)
Proceeds under revolving credit facility	264,800	471,350	305,500
Payments under revolving credit facility	(273,300)	(480,550)	(248,500)
Payments of debt issuance costs	(4,725)	(487)	—
Proceeds from financing lease obligations	42,592	9,359	—
Payments of capital and financing lease obligation	(1,045)	(381)	(88)
Payments to repurchase stock options of Number Holdings, Inc.	—	(390)	(76)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	—	(57)	—
Net cash provided by (used in) financing activities	22,184	(7,294)	50,698

Net increase (decrease) in cash	136	(10,151)	(22,379)
Cash - beginning of period	2,312	12,463	34,842
Cash - end of period	$2,448	$2,312	$12,463

Supplemental cash flow information:
Income taxes (refunded) paid	$(2,079)	$(8,700)	$6,358
Interest paid	$60,593	$61,489	$58,222
Non-cash investing activities for purchases of property and equipment	$1,986	$15,683	$(15,700)
Non-cash investment for building —leased facility	$—	$—	$24,600

The accompanying notes are an integral part of these consolidated financial statements.

99 Cents Only Stores LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Years Ended January 27, 2017, January 29, 2016 and January 30, 2015

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California. Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as defined below) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products.  As of January 27, 2017, the Company operated 390 retail stores with 283 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Parent with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB”) (together, the “Sponsors”).  As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded equity company.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, with a 98 day quarter every five to six years each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.  The Company’s fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, and ended on January 27, 2017 and consisted of 52 weeks. The Company’s fiscal year 2016 (“fiscal 2016”) began on January 31, 2015, and ended on January 29, 2016 and consisted of 52 weeks. The Company’s fiscal year 2015 (“fiscal 2015”) began on February 1, 2014, and ended on January 30, 2015 and consisted of 52 weeks.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company adopted Accounting Standard Update (“ASU”)  No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in the first quarter of fiscal 2017, which requires the Company to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the debt liability, similar to the presentation of original issue discounts (“OID”). The adoption of this accounting standard resulted in the reclassification of $11.5 million of debt issuance costs (net of accumulated amortization) from deferred financing costs, net to long-term debt, net of current portion on the Company’s consolidated balance sheet at January 29, 2016.  The Company also early adopted ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” in the first quarter of fiscal 2017, which requires that all deferred tax assets and liabilities be classified as long-term on the balance sheet.  The adoption of this accounting standard resulted in the reclassification of $16.6 million of deferred income tax from current assets to long-term deferred income taxes liability on the Company’s consolidated balance sheet at January 29, 2016.

Immaterial Error Correction

During the fourth quarter of fiscal 2017, the Company determined that deferred tax liabilities as of January 29, 2016 were overstated by $6.5 million and the deferred tax valuation allowance was understated by $6.5 million. The total net deferred tax balances as of January 29, 2016 and tax provision for fiscal 2017 were not affected by this error.  The Company analyzed the impact of the $6.5 million deferred tax liability overstatement on the goodwill impairment charge recorded in fiscal 2016 and determined that the charge was understated by $7.1 million.

Management evaluated the materiality of these errors quantitatively and qualitatively, and concluded that they were not material, to the financial statements of any period presented, but has elected to correct them in the accompanying fiscal 2016 consolidated financial statements.

Certain of the as previously reported balances include the adoption of ASU 2015-03 related to debt issuance costs and ASU 2015-17 related  to deferred income tax (see Note 2).The following table sets forth the effect this correction had on the Company’s prior period reported balance sheet as of January 29, 2016 (in thousands):

	January 29, 2016
	As Reported	Adjustments	As Adjusted

Goodwill	$387,772	$(7,129)	$380,643
Total assets	1,617,032	(7,129)	1,609,903
Accumulated deficit	(262,411)	(7,129)	(269,540)
Total equity	268,453	(7,129)	261,324
Total liabilities and equity	$1,617,032	$(7,129)	$1,609,903

The following table sets forth the effect this correction had on the Company’s prior statement of comprehensive loss for fiscal 2016 (in thousands):

	Year Ended January 29, 2016
	As Reported	Adjustments	As Adjusted

Goodwill impairment	$91,973	$7,129	$99,102
Operating loss	(143,635)	(7,129)	(150,764)
Loss before provision for income taxes	(209,284)	(7,129)	(216,413)
Net loss	(241,226)	(7,129)	(248,355)
Comprehensive loss	$(240,390)	$(7,129)	$(247,519)

The correction discussed above also resulted in changes to previously reported amounts in the Company’s consolidated statements of cash flows. The correction had no impact on net cash provided by operating activities. The following table sets forth the effect this correction had on the Company’s prior statement of cash flows for fiscal 2016 (in thousands):

	Year Ended January 29, 2016
	As Reported	Adjustments	As Adjusted

Net loss	$(241,226)	$(7,129)	$(248,355)
Goodwill impairment	91,973	7,129	99,102
Net cash provided by operating activities	$31,657	$—	$31,657

Certain amounts disclosed in Notes 1, 3, 5, 8 and 16 for fiscal 2016 have been revised to reflect the correction.

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s cash balances held at financial institutions and exceeding FDIC insurance totaled $4.4 million and $3.9 million as of January 27, 2017 and January 29, 2016, respectively.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows.  Book overdrafts included in accounts payable were $7.0 million and $7.9 million as of January 27, 2017 and January 29, 2016, respectively.

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

In the fourth quarter of fiscal 2015, the Company recorded a charge for additional inventory shrinkage based upon the results of annual physical inventory counts completed during the quarter. This resulted in a net charge to cost of sales and a corresponding reduction in inventory of approximately $10.0 million, which was primarily related to the implementation of certain strategic initiatives, including the “Go Taller” store remodeling program.  The “Go Taller” store remodeling program increased the amount of shelving space at the stores by raising the height of store shelves.  During the remodeling and startup phase of the program, retail stores remained open and many products were moved from the shelves to the floor to accommodate the remodeling, which the Company believes led to an increase in misplaced and damaged products.  In anticipation of the extra shelf space, more inventory was shipped to stores, which we believe also increased shrinkage.  A reduction in workforce during fiscal year ended January 31, 2014 resulted in the outsourcing of the Company’s Loss Prevention department, which was not reinstated in-house until the third quarter of fiscal 2016.  These initiatives collectively disrupted store operations, resulting in increased loss due to theft and misplaced and damaged inventory.

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

During the third quarter of fiscal 2017, the Company decided to close five retail stores in California by the end of fiscal 2017 upon the expiration of their respective lease terms.  As a result of this decision, the Company recognized an impairment charge of approximately $0.1 million related to the closure of three of these stores and recorded an impairment charge of $0.1 million related to fixtures that will be disposed of and for which the Company concluded the fair value was zero.  During fiscal 2017, the Company also reduced the carrying value of a held for sale property to the estimated net realizable value, net of expected disposal costs, and accordingly recorded an asset impairment charge of $0.2 million.

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

The amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $467.2 million and $12.5 million, respectively, as of January 30, 2015.

During the third quarter of fiscal 2016, the Company determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name, including (i) overall performance deterioration reflected in decreased comparable same-store sales and cannibalization from stores opened in fiscal 2015 under an accelerated expansion program, (ii) increases in inventory shrinkage and buildup of excess inventory, (iii) decreased margin due to disappointing results from sales promotions and (iv) a decision to delay the pace of future store openings.  The first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  The Company performed step two of the goodwill impairment test that requires the retail reporting unit’s fair value to be allocated to all of the assets and liabilities of the reporting unit, including any intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination, including consideration of the fair value of tangible property and intangible assets.  As a result of this preliminary analysis and based on best estimate, the Company recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $20.9 million adjustment in goodwill, lowering the estimated third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $99.1 million.

During the fourth quarter of fiscal 2016, the Company completed step one of its annual goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the Company’s reporting units exceeded their carrying amounts.

The remaining amount of goodwill allocated to the retail reporting unit and wholesale reporting unit was $368.1 million and $12.5 million, respectively, as of January 29, 2016.

During the fourth quarter of fiscal 2017, the Company completed step one of its annual goodwill impairment test for the two reporting units and determined that there was no impairment of goodwill since the fair value of the Company’s reporting units exceeded their carrying amounts.  The results of this test showed that the fair value of our retail reporting unit exceeded its carrying value by a substantial amount.  The results of this test showed that the fair value of wholesale reporting unit exceeded carrying value by approximately 18%.  As discussed above, considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill.  The Company’s forecasts used in its fiscal 2017 annual impairment test include growth in net sales, new store openings and same-store sales, positive trends in cost of sales and selling, general and administrative expense.  In each case, these estimates and assumptions could be materially affected by factors such as unforeseen events or changes in general economic conditions, a decline in comparable company market multiples, changes to discount rates, increased competitive forces, inability to maintain pricing structure, deterioration of vendor relationships, failure to adequately manage and improve inventory processes and procedures and changes in customer behavior which could result in changes to management’s strategies.  If operating results continue to change versus the Company’s expectations, additional impairment charges may be recorded in the future.

Additionally, during the fourth quarter of fiscal 2017, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment to the trade name since the fair value of the trade name exceeded its carrying amount.  The results of this test showed that the fair value of trade name exceeded carrying value by approximately 18%.  The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset.  Key assumptions used in this model included sales projections, discount rates and royalty rates, and considerable management judgment is necessary in developing and evaluating such assumptions.  If future results are not consistent with current estimates and assumptions, impairment charges maybe recorded in future.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards based on their fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  For awards classified as equity, the Company estimates the fair value for each option award as of the date of grant using the Black-Scholes option pricing model or other appropriate valuation models.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the stock price.  Stock options are generally granted to employees at exercise prices equal to or greater than the fair market value of the stock at the dates of grant.  The fair value of options granted to the current Chief Executive Officer were valued using a binomial model and the Monte Carlo simulation method.  Refer to Note 11, “Stock-Based Compensation Plans” for further discussion of the Company’s stock-based compensation.

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

During the third quarter of fiscal 2017, the Company sold and concurrently leased back two stores with an aggregate carrying value of $7.6 million and received net proceeds from these transactions of $10.5 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed.  The resulting leases are accounted for as financing leases and the Company has recorded a corresponding financing lease obligation of $10.5 million (as a component of current and non-current liabilities).  The Company will amortize the financing lease obligation over the lease term and depreciate the assets over their remaining useful lives.  During the fourth quarter of fiscal 2017, the Company sold and concurrently leased back a store with a carrying value of $2.7 million and received net proceeds from this transaction of $5.6 million.  The resulting lease qualifies as and is accounted for as an operating lease.  The Company recorded a gain on the sale of $0.9 million as part of selling, general and administrative expenses and will amortize deferred gain of $2.0 million relating to the sale-leaseback transaction over the lease term.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for January 27, 2017 and January 29, 2016.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $8.3 million, $8.2 million and $6.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

Comprehensive Income (Loss)

OCI includes unrealized gains or losses on investments and interest rate derivatives designated as cash flow hedges.  The following table sets forth the calculation of comprehensive income (loss), net of tax effects, for the periods indicated (in thousands):

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
Net (loss) income	$(118,159)	$(248,355)	$5,502

Unrealized losses on interest rate cash flow hedge, net of tax effects of $(112) in fiscal 2017, $(102) in fiscal 2016 and $(384) in fiscal 2015	(168)	(152)	(576)
Reclassification adjustment, net of tax effects of $220 in fiscal 2017, $658 in fiscal 2016 and $647 in fiscal 2015	330	988	969
Total gains, net	162	836	393
Total comprehensive (loss) income	$(117,997)	$(247,519)	$5,895

Amounts in accumulated other comprehensive loss as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges. Reclassifications out of AOCI in fiscal 2017, fiscal 2016 and fiscal 2015 are presented in Note 7, “Derivative Financial Instruments.”

2.                                      New Authoritative Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year, while allowing early adoption as of the original public entity date.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended application of the Topic 606, including disclosure requirements related to performance obligations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is primarily engaged in the business of selling consumable and general merchandise and seasonal products. Revenues from the sale of such products are recognized at the point of sale. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on our consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The expected adoption method of ASU 2014-09 is being evaluated by the Company.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.  If substantial doubt exists, additional disclosures are required. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted this standard as of January 27, 2017 and such adoption did not have an impact on the Company or its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease.  This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and is anticipating a material impact on its consolidated financial statements because the Company is party to a significant number of lease contracts.

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products,” which is designed to provide guidance and eliminate diversity in the accounting for the de-recognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model.  Breakage should be recognized in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied retrospectively or using a modified retrospective approach.  The Company will adopt ASU 2016-04 in the first quarter of fiscal 2019 and such adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. This ASU will require companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. The guidance will also allow entities to make an alternative policy election to account for forfeitures as they occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company will adopt this standard in the first quarter of fiscal 2018. The Company will make a policy election to account for forfeitures of share-based payments as they occur and will implement this provision using a modified retrospective transition method. The Company expects to adopt other provisions of ASU 2016-09 on a prospective basis, and the adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for periods beginning after December 15, 2017 on a retrospective basis, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

On December 2016, FASB issued ASU 2016-19, “Technical Corrections and Improvements”, which includes amendments related to differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplifications to the Accounting Standards Codification, and minor improvements to the guidance. The amendments of the standard that require transition guidance are effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. All other amendments were effective immediately. The Company is currently evaluating the impact of the amendments to the standard that have not yet been adopted by the Company on its consolidated financial statements.

In January 2017 the FASB issued ASU No.  2017-01 “Business Combinations: Clarifying the Definition of a Business”, revises the definition of a business and may affect acquisitions, disposals, goodwill impairment and consolidation. The new guidance specifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The changes to the definition of a business in this guidance will likely result in more acquisitions being accounted for as asset acquisitions and would also affect the accounting for disposal transactions. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted.  The adoption is not expected to have a material impact on the Company or its consolidated financial statements.

In January 2017, the FASB issued 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings”. The amendments in this ASU add language to the SEC Staff Guidance in relation to new FASB guidance on revenue, leases and credit losses. This ASU provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. The Company adopted this ASU during the fourth quarter of fiscal 2017. Since this update is intended to add disclosures related to certain ASUs, the adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the goodwill impairment testing by eliminating Step 2 from the goodwill impairment testing required, should an impairment be discovered during its annual or interim assessment. The new standard is effective for annual or interim impairment tests beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

3.                                      Goodwill and Other Intangible Assets and Liabilities

As a result of the Merger, the Company recognized goodwill, and other intangible assets and liabilities. The following table sets forth the value of the goodwill and other intangible assets and liabilities, and the amortization of finite lived intangible assets and liabilities (in thousands):

	Remaining	January 27, 2017				January 29, 2016
	Amortization Life (Years)	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill		$479,745	$(99,102)	$—	$380,643	$479,745	$(99,102)	$—	$380,643
Trade name		410,000	—	—	410,000	410,000	—	—	410,000
Total indefinite lived intangible assets		$889,745	$(99,102)	$—	$790,643	$889,745	$(99,102)	$—	$790,643
Finite lived intangible assets:
Trademarks	15	$2,000	$(570)	$(470)	$960	$2,000	$(570)	$(405)	$1,025
Bargain Wholesale customer relationships	7	20,000	—	(8,408)	11,592	20,000	—	(6,752)	13,248
Favorable leases	2 to 12	45,871	(566)	(20,830)	24,475	46,543	(566)	(17,008)	28,969
Total finite lived intangible assets		67,871	(1,136)	(29,708)	37,027	68,543	(1,136)	(24,165)	43,242
Total goodwill and other intangible assets		$957,616	$(100,238)	$(29,708)	$827,670	$958,288	$(100,238)	$(24,165)	$833,885

	As of January 27, 2017
	Trademarks	Bargain Wholesale Customer Relationships	Favorable Leases
Estimated amortization of finite lived intangible assets (a) (b):
FY 2018	$64	$1,656	$3,907
FY 2019	64	1,656	3,900
FY 2020	64	1,656	3,590
FY 2021	64	1,656	3,315
FY 2022	64	1,656	3,152
Thereafter	640	3,312	6,611
	$960	$11,592	$24,475

	As of January 27, 2017					As of January 29, 2016
	Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Remaining Amortization Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	1 to 13	$19,835	$(15,847)	$3,988	Unfavorable leases	1 to 14	$19,835	$(14,089)	$5,746

Estimated amortization of unfavorable leases (b):
FY 2018		$1,198
FY 2019		853
FY 2020		551
FY 2021		352
FY 2022		324
Thereafter		710
		$3,988

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

The Company recorded a goodwill impairment charge of $99.1 million in fiscal 2016. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. In fiscal 2016, the Company recorded a favorable lease impairment charge of $0.6 million relating one store as part of selling, general and administrative expenses. In fiscal 2016, the Company recorded an impairment charge of $0.6 million relating to its trademarks as part of selling, general and administrative expenses.

4.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	January 27, 2017	January 29, 2016
Property and equipment
Land	$167,544	$170,871
Buildings	110,327	111,205
Buildings improvements	77,246	74,157
Leasehold improvements	205,336	192,405
Fixtures and equipment	209,397	194,671
Transportation equipment	11,893	11,835
Construction in progress	16,724	18,073
Total property and equipment	798,467	773,217
Less: accumulated depreciation and amortization	(290,847)	(230,647)
Property and equipment, net	$507,620	$542,570

As of January 27, 2017 and January 29, 2016, buildings include $24.6 million that represents the estimated fair market value of a building under a build-to-suit lease in which the Company is the deemed owner for accounting purposes. See Note 10, “Commitments and Contingencies.” As of January 27, 2017, land, buildings and building improvements include $30.2 million relating to five sale-leaseback transactions completed in fiscal 2017 and fiscal 2016 in which the Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. As of January 29, 2016, land, buildings and building improvements include $8.8 million  relating to two sale-leaseback transactions completed in fiscal 2016 in which the Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed.  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 10, “Commitments and Contingencies.”

5.                                      Income Tax Provision

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
Current:
Federal	$(2,834)	$(216)	$(1,289)
State	435	(1,128)	676
Foreign	4	1	6
	(2,395)	(1,343)	(607)
Deferred - federal and state	(1,595)	33,285	4,212
(Benefit) provision for income taxes	$(3,990)	$31,942	$3,605

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	January 29, 2017		January 29, 2016		January 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at statutory federal rate	$(42,752)	35.0%	$(75,770)	35.0%	$3,187	35.0%
State income taxes, net of federal income tax effect	(1,312)	1.1	16,533	(7.7)	790	8.7
Goodwill impairment	—	—	34,686	(16.0)	—	—
Valuation allowance	41,184	(33.7)	54,948	(25.4)	—	—
Effect of permanent differences	3,175	(2.6)	1,806	(0.8)	816	9.0
Welfare to work, and other job credits	(4,272)	3.5	(1,158)	0.5	(1,192)	(13.1)
Other	(13)	(0.0)	897	(0.4)	4	0.0
	$(3,990)	3.3%	$31,942	(14.8)%	$3,605	39.6%

The difference between the statutory rate of 35% and the effective tax rate for fiscal 2017 was driven primarily by the impact of recording additional valuation allowance against deferred tax assets due to additional losses sustained in fiscal 2017 as discussed below.

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

The components of deferred tax assets and liabilities were as follows (in thousands):

	January 27, 2017	January 29, 2016
DEFERRED TAX ASSETS
Workers’ compensation	$29,170	$32,692
Uniform inventory capitalization	5,910	7,374
Leases	2,431	3,398
Stock-based compensation	472	214
Net operating loss carry-forwards	60,622	37,965
Inventory	643	746
Accrued liabilities	22,040	16,442
Amortization	7	17
Debt extinguishment	—	4,659
State taxes	9,290	9,962
Credits	27,352	28,572
Depreciation	7,997	—
Other	3,790	3,443
Total Gross Deferred Tax Assets	169,724	145,484
Less: Valuation Allowances	137,695	88,298
Total Net Deferred Tax Assets	32,029	57,186
DEFERRED TAX LIABILITIES
Depreciation	—	(20,995)
Intangibles	(188,570)	(193,999)
Prepaid expenses	(3,253)	(4,177)
Other	(1,656)	(1,060)
Total Deferred Tax Liabilities	(193,479)	(220,231)
Net Deferred Tax Liabilities	$(161,450)	$(163,045)

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

As of January 29, 2016, the valuation allowance increased to $88.3 million, which was primarily related to an increase in losses incurred during fiscal 2016. As of January 27, 2017, the valuation allowance increased to $137.7 million, which was primarily related to an increase in losses incurred during fiscal 2017.

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

As of January 27, 2017, the Company had federal and state net operating loss (“NOL”), which will expire between fiscal 2019 and fiscal 2037.  The Company’s credit carryforwards will expire between fiscal 2025 and fiscal 2037.  As of January 27, 2017 and January 29, 2016, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

6.                                      Debt

Short and long-term debt consists of the following (in thousands):

	January 27, 2017	January 29, 2016

ABL Facility	$39,300	$47,800
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $2,888 and $4,724 as of January 27, 2017 and January 29, 2016, respectively	590,974	595,726
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(8,761)	(11,545)
Total debt	871,513	881,981
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$865,375	$875,843

As of January 27, 2017 the scheduled maturities of debt for each of the five succeeding fiscal years are as follows (in thousands):

January 27, 2017
Future maturities	Maturities of Long-term Debt

FY 2018	$6,138
FY 2019	587,724
FY 2020	250,000
FY 2021	—
FY 2022(a)	39,300
Thereafter	—
Long-term debt, current and non-current	$883,162

(a)         Assumes planned maturity of $39.3 million under the ABL Facility on April 8, 2021; provided however, the ABL Facility will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility (as defined below) and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes (as defined below), unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021.

As of January 27, 2017 and January 29, 2016 the current and non-current net deferred financing costs are as follows (in thousands):

Deferred financing costs	January 27, 2017	January 29, 2016

ABL Facility (included in non-current deferred financing costs)	$3,488	$916
First Lien Term Loan Facility (included in long-term debt, net of current portion)	2,964	4,387
Senior Notes (included in long-term debt, net of current portion)	5,797	7,158
Total deferred financing costs, net	$12,249	$12,461

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (3.75% as of January 27, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of January 27, 2017 and January 29, 2016, the interest rate charged on the First Lien Term Loan Facility was 4.50% (1.00% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of January 27, 2017 and January 29, 2016, the gross amount outstanding under the First Lien Term Loan Facility was $593.9 million and $600.0 million, respectively.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year. There was no Excess Cash Flow payment required for fiscal 2017, fiscal 2016 or fiscal 2015.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of January 27, 2017, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.00% as of January 27, 2017) or (ii) the determined Base Rate plus an applicable margin to be determined (2.00% at January 27, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.  The weighted average interest rate for borrowings under the ABL Facility was 4.18% as of January 27, 2017 and 2.53% as of January 29, 2016.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended January 27, 2017 and January 29, 2016).  The Company must also pay customary letter of credit fees and agency fees.

As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.  As of January 29, 2016, borrowings under the ABL Facility were $47.8 million, outstanding letters of credit were $2.5 million and availability under the ABL Facility subject to the borrowing base, was $90.9 million, prior to giving effect to a subsequent amendment to the ABL Facility on April 8, 2016 that decreased commitments available under the ABL Facility by $25.0 million.

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

As of January 27, 2017, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of January 27, 2017, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	Year Ended January 27, 2017	Year Ended January 29, 2016	Year Ended January 30, 2015

First lien term loan facility	$27,687	$28,855	$29,233
ABL facility	2,608	2,446	1,360
Senior notes	27,500	27,500	27,500
Amortization of deferred financing costs and OID	5,987	4,821	4,344
Other interest expense	4,982	2,031	297
Interest expense	$68,764	$65,653	$62,734

7.                                      Derivative Financial Instruments

The Company entered into derivative instruments for risk management purposes and uses these derivatives to manage exposure to fluctuation in interest rates.

Interest Rate Swap

In May 2012, the Company entered into a floating-to-fixed interest rate swap agreement for an initial aggregate notional amount of $261.8 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness once the Company’s interest rate cap agreement expires.  The swap agreement that expired in May 2016, hedged a portion of contractual floating rate interest commitments through its expiration.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness was 1.36% plus an applicable margin of 3.50%.

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

Covert Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at January 27, 2017 and January 29, 2016. The Company recognizes the expense associated with these payments over the requisite service period.

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

	January 27, 2017	January 29, 2016

Derivatives designated as cash flow hedging instruments
Interest rate swap (included in other current liabilities)	$—	$569
Accumulated other comprehensive loss, net of tax (included in member’s equity)	$—	$162
Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$831	$1,033
Transition payments (included in other liabilities)	$217	$172

A summary of recorded amounts included in the consolidated statements of comprehensive income (loss) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 27 , 2017	January 29, 2016	January 30, 2015
Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$168	$152	$576
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$330	$988	$969
Gain related to ineffective portion of derivative recognized in interest expense	$(36)	$(244)	$(112)
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$2,182	$1,445	$—

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

The Company uses the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 27, 2017:

	January 27, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$816	$816	$—	$—
LIABILITIES
Other current liabilities — transition payments	$831	$—	$—	$831
Other long-term liabilities — transition payments	$217	$—	$—	$217
Other long-term liabilities — deferred compensation	$816	$816	$—	$—

Level 1 measurements include $0.8 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of January 27, 2017.

Level 3 measurements include transition payments to Mr. Covert (See Note 7, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2017.

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

The Company did not have any transfers of investments in and out of Levels 1 and 2 during fiscal 2016.

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

Transition Payments	Year Ended January 27, 2017	Year Ended January 29, 2016	Year Ended January 30, 2015
Description
Beginning balance	$(1,205)	$—	$—
Transfers in and/or out of Level 3	—	—	—
Total realized/unrealized loss
Included in earnings (1)	(2,182)	(1,445)	—
Included in other comprehensive loss	—	—	—
Purchases, redemptions and settlements:
Settlements	2,339	240	—
Ending balance	$(1,048)	$(1,205)	$—
Total amount of unrealized losses for the period included in earnings relating to liabilities held at the reporting period	$(877)	$(1,205)	$—

(1)Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financings costs.

The fair value of the First Lien Term Loan Facility was estimated at $516.7 million, or $77.2 million lower than its carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $393.0 million, or $207.0 million lower than its carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $166.9 million, or $83.1 million lower than the carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $103.1 million, or $146.9 million lower than the carrying value, as of January 29, 2016, based on quoted market prices of the debt (Level 1 inputs).

See Note 6, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the fourth quarter of fiscal 2017, the Company reduced the carrying value of certain transferable liquor licenses to their fair value of $0.1 million from $0.4 million, resulting in an impairment charge of $0.3 million. Fair value measurements used in these impairment evaluations were based on prices of liquor licenses in the open market in same or similar jurisdictions (Level 2).

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

In fiscal 2016, the Company recorded a goodwill impairment charge of $99.1 million. The valuation methodologies incorporate unobservable inputs reflecting significant estimates and assumptions made by management (Level 3 inputs).  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” In fiscal 2016, the Company recorded an impairment charge of $0.6 million relating to its trademarks, primarily as a result of change in merchandising strategy and resulting lower projected cash flows than previously estimated. The fair value measurements used in these impairment evaluations were based on relief from royalty method using unobservable inputs (Level 3).  See Note 3, “Goodwill and Other Intangible Assets and Liabilities.”

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

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  The affiliates of the Sponsors provided no services to the Company in fiscal 2015.  In fiscal 2016, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.4 million.  In fiscal 2017, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million.

First Lien Term Loan Facility

As of January 27, 2017, funds affiliated with Ares and CPPIB held approximately $130.5 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility. No amounts were held by these affiliates as of January 29, 2016.

Senior Notes

As of January 27, 2017 and January 29, 2016 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 6, “Debt”.

Lease Commitments

The Company leases various facilities under operating leases (except for one location which is classified as a capital lease and seven locations classified as financing leases) expiring at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to expenses on a straight-line basis over the term of each respective lease.  Certain leases require the payment of property taxes, maintenance and insurance.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in fiscal 2017 were $102.5 million, of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2017.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in fiscal 2016 were $97.3 million, of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2016.  Rental expenses (including property taxes, maintenance and insurance) charged to expense in fiscal 2015 were $85.5 million, of which $0.3 million was paid as percentage rent, based on sales volume for fiscal 2015.  Sub-lease income earned in fiscal 2017, fiscal 2016 and fiscal 2015 was $0.9 million, $0.4 million and $0.5 million, respectively.

As of January 27, 2017, the minimum annual rentals payable and future minimum sub-lease income under all non-cancelable leases was as follows (amounts in thousands):

Fiscal Year:	Operating leases	Financing leases	Capital leases	Future Minimum Sub-lease Income
2018	$80,790	$3,973	$67	$1,780
2019	74,347	3,987	67	1,597
2020	65,666	4,162	45	344
2021	56,085	4,162	—	282
2022	49,616	4,335	—	128
Thereafter	161,168	35,850	—	—
Future minimum lease payments	$487,672	$56,469	$179	$4,131
Less amount representing interest		(26,993)	(13)
Unamortized balance of financing obligations at end of lease term		48,883	—
Total capital and financing obligations		$78,359	$166

The capital leases relate to a building for one of the Company’s retail stores and vehicles.  The gross asset amount recorded under the capital lease was $0.4 million as of January 27, 2017 and $0.3 million as of January 29, 2016.  Accumulated depreciation was $0.3 million at each of January 27, 2017 and January 29, 2016.

Five of the financing leases relate to sale-leaseback transactions in fiscal 2017 and fiscal 2016 in which the Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed with the financing obligations equal to the amount of proceeds received.  See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.”  As of January 27, 2017, the Company has also recorded a financing lease obligation related to the sale of a warehouse facility as described below.

As of January 29, 2016, the Company had also recorded a financing lease obligation and related construction in progress for one store.  The Company had concluded that it was the “deemed owner” of the construction project (for accounting purposes) during the construction period.  As of January 29, 2016, the Company had recorded an asset of $1.0 million, representing the amount of construction in progress, and a financing lease obligation of $0.6 million recorded as a component of non-current liabilities.  Upon completion of the construction, the Company evaluated the de-recognition of the asset and liability under sale-leaseback accounting guidance.  The Company concluded that it had “continuing involvement,” which precluded the de-recognition of the asset and the financing obligations from the consolidated balance sheet when construction was completed.  As of January 27, 2017, the Company has recorded an asset of $2.7 million and a financing lease obligation of $2.3 million recorded as a component of current and non-current liabilities.

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

Accordingly, as of January 30, 2015, the Company had recorded an asset of $24.6 million, representing the estimated fair market value of the building, and a financing lease obligation of $24.9 million (including accrued interest), recorded as a component of current and non-current liabilities.

Sale of Warehouse Facility

On July 6, 2016, the Company sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. In addition to the proceeds, $1.0 million purchase price consideration had been held in escrow for the buyer to make certain repairs, and any amount not used for such repairs would be paid to the Company. The repairs were completed in January 2017 and the Company received $0.6 million from amounts held in escrow. The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting lease is accounted for as a financing lease and the Company has recorded a financing lease obligation of $30.1 million (as a component of current liabilities) as of January 27, 2017.  The Company will de-recognize the assets and financing lease obligation at the earlier of when the lease term ends or when the Company no longer has continuing involvement.  The Company exited the warehouse facility in March 2017, and expects to record a gain on sale of $18.5 million in the first quarter of fiscal 2018.

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or fiscal 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending July 31, 2020. The maximum payout under the Mid-Term Cash Incentive Plan is $22.5 million. The Company recognizes the expense associated with this Mid-Term Cash Incentive Plan over the requisite service periods and has accrued $6.0 million as January 27, 2017.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of January 27, 2017.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

In the fourth quarter of fiscal 2016, the Company increased worker’s compensation liability reserve by $7.2 million, primarily as a result of higher incurred and projected expenses associated with fiscal 2016 workers’ compensation claims.  The Company implemented initiatives designed to create a culture of safety and to reduce the frequency and severity of workers’ compensation injuries.  In the fourth quarter of fiscal 2017, the Company decreased workers’ compensation liability reserve by $5.6 million, primarily as a result of lower incurred and projected expenses associated with fiscal 2017 workers’ compensation claims.  As of January 27, 2017 and January 29, 2016, the Company had recorded a liability of $69.1 million and $76.3 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of January 27, 2017 and January 29, 2016 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  At January 27, 2017 and January 29, 2016, the Company had recorded a liability of $0.9 million and $0.4 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

The following table summarizes the changes in the reserves for self-insurance for the periods indicated (in thousands):

	Workers’ Compensation	Health Insurance
Balance as of 1/31/14	$73,918	$600

Claims Payments	$(29,105)	$(6,664)
Reserve Accruals	25,678	6,521
Balance as of 1/30/15	$70,491	$457

Claims Payments	$(29,740)	$(6,081)
Reserve Accruals	35,638	6,047
Balance as of 1/29/16	$76,389	$423

Claims Payments	$(31,534)	$(7,755)
Reserve Accruals	24,314	8,195
Balance as of 1/27/17	$69,169	$863

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a Private Attorneys General Act of 2004 (“PAGA”) claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay has been lifted and the parties mediated this matter on October 19, 2016.  The mediation did not result in a settlement, and a bench trial has been scheduled for May 31, 2017.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification has been fully briefed.  Plaintiff has also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  At the Court’s request the parties agreed to mediate this matter prior to any ruling on the class certification motion and the motion to strike.  That mediation took place on March 2, 2017, and did not result in a settlement.  The motion for class certification and motion to strike were heard on April 20, 2017, and taken under submission by the Court.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court and was mediated along with the Barriga action on March 2, 2017.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that could result from such lawsuits.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Mr. Clavel alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  BaronHR has also answered the First Amended Complaint.  Trial has been set to commence on July 18, 2017.  A mediation took place on January 19, 2017, and at the conclusion of the mediation, the parties executed a term sheet settlement agreement to resolve the alleged PAGA claims.  The parties are in the process of drafting a long-form settlement agreement reflecting the final terms and the settlement is contingent on court approval.  The Company has accrued in an immaterial amount related to this matter in fiscal 2017.  If the proposed settlement is not finalized or not approved by the Court, the Company will not be able to predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Jimmy Mejia, et al. v. 99 Cents Only Stores LLC.  Former store associates Jimmy Mejia and Yamilet Serrano filed an action against the Company on September 16, 2016, on behalf of themselves and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay timely wages during employment and upon termination, and failure to provide proper wage statements.  On November 14, 2016, the Company answered the complaint, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  Trial has been scheduled for January 8, 2018.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

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

11.                               Stock-Based Compensation Plans

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). On July 26, 2016, the 2012 Plan was amended to increase the aggregate number of shares authorized for issuance under the 2012 Plan to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  Prior to the increase, the 2012 Plan authorized equity awards to be granted for up to 85,000 shares of Class A Common Stock of Parent and 85,000 shares of Class B Common Stock of Parent. As of January 27, 2017, options for 82,140 shares of each of Class A Common Stock and Class B Common Stock were outstanding and held by employees, members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 21,925 time-based and 17,965 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of January 27, 2017.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  At the grant date, the Company estimates an amount of forfeitures that will occur prior to vesting. During fiscal 2017, the Company recorded stock-based compensation expense of $0.7 million related to time-based options.  The income tax benefit was $0.3 million for fiscal 2017.  During fiscal 2016, the Company recorded stock-based compensation expense of $1.5 million related to time-based options.  The income tax benefit was $0.2 million for fiscal 2016.  During fiscal 2015, the Company recorded stock-based compensation expense of $2.8 million related to time-based options.  The income tax benefit was $1.1 million for fiscal 2015.

The fair value of stock options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 27, 2017	January 29, 2016	January 30, 2015
Weighted-average fair value of options granted	$293.00	$373.35	$506.47
Risk free interest rate	1.38%	1.92%	2.12%
Expected life (in years)	6.03	6.62	6.48
Expected stock price volatility	38.2%	42.1%	35.0%
Expected dividend yield	None	None	None

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

As of January 27, 2017, there were $20.9 million of total unrecognized compensation costs related to non-vested options and options subject to repurchase rights for which no compensation has been recorded.  During fiscal 2017, 9,093 options vested and the fair value of these vested options was $2.7 million.  During fiscal 2016, 8,623 options vested and the fair value of these vested options was $4.0 million.  During fiscal 2015, 8,226 options vested and the fair value of these vested options was $3.8 million. No options were exercised in fiscal 2017. The aggregate pre-tax intrinsic value of options exercised in fiscal 2016 was $0.1 million.  The aggregate pre-tax intrinsic value of options exercised in fiscal 2015 was less than $0.1 million. The following summarizes stock option activity during the year ended January 27, 2017:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Year)	Aggregate Intrinsic Value
Options outstanding at the beginning of the period	69,585		$910
Granted	30,480	(a)	$757
Exercised	—		$—
Cancelled	(17,925	)(b)	$1,139
Outstanding at the end of the period	82,140		$800	9.0	$—
Exercisable at the end of the period	15,818		$785	9.0	$—
Exercisable and expected to vest at the end of the period	42,802		$798	9.0	$—

(a)         Includes 13,266 options granted to employees that vest based on the achievement of certain performance targets.

(b)         Includes cancellation of 15,815 options in exchange for options with new terms.

The following table summarizes the stock awards available for grant under the 2012 Plan as of January 27, 2017:

Number of Shares
Available for grant as of January 29, 2016	14,725
Authorized	2,500
Granted	(30,480)
Cancelled	17,925
Available for grant at January 27, 2017	4,670

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

13.                               Employee Benefit Plans

401(k) Plan

In 1998, the Company adopted a 401(k) Plan (the “Plan”).  All full-time employees are eligible to participate in the Plan after 30 days of service and are eligible to receive matching contributions from the Company after one year of service.  The Company contributed $2.1 million, $2.0 million and $1.9 million during fiscal year 2017, fiscal year 2016 and fiscal year 2015.  The Company matches 100% of the first 3% of compensation that an employee contributes and 50% of the next 2% of compensation that the employee contributes with immediate vesting.

Deferred Compensation Plan

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and/or bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.  The assets and liabilities of a rabbi trust are accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to creditor claims in the event of insolvency. The deferred compensation liability and related long-term assets were $0.8 million as of January 27, 2017 and $0.7 million as of January 29, 2016.

14.                               Assets Held for Sale

Assets held for sale as of January 27, 2017 consisted of vacant land in Rancho Mirage and Los Angeles, California and land in Bullhead, Arizona with an aggregate carrying value of $4.9 million.  Assets held for sale as of January 29, 2016 consisted of vacant land in Rancho Mirage, California and land in Bullhead, Arizona with an aggregate carrying value of $2.3 million.

In September 2015, the Company completed the sale of a cold storage distribution center in City of Commerce, California and received net proceeds of $11.8 million.  The carrying value of the cold storage distribution center was $6.5 million. The gain on the sale is recorded as part of selling, general and administrative expenses.

15.                               Other Current Assets and Other Accrued Expenses

Other current assets as of January 27, 2017 and January 29, 2016 are as follows (in thousands):

	January 27, 2017	January 29, 2016
Prepaid expenses	$7,809	$13,317
Other	2,498	5,253
Total other current assets	$10,307	$18,570

Other accrued expenses as of January 27, 2017 and January 29, 2016 are as follows (in thousands):

	January 27, 2017	January 29, 2016
Accrued interest	$6,840	$6,875
Accrued occupancy costs	9,438	9,489
Accrued legal reserves and fees	10,624	8,371
Accrued interest swap	—	569
Accrued California Redemption Value	2,343	2,225
Accrued transportation	4,598	3,509
Other	12,239	8,482
Total other accrued expenses	$46,082	$39,520

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

As of January 27, 2017 and January 29, 2016, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 27, 2017

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,207	$1,105	$136	$—	$2,448
Accounts receivable, net	3,478	32	—	—	3,510
Income taxes receivable	3,885	(9)	—	—	3,876
Inventories, net	148,429	27,463	—	—	175,892
Assets held for sale	4,903	—	—	—	4,903
Other	9,571	723	13	—	10,307
Total current assets	171,473	29,314	149	—	200,936
Property and equipment, net	456,020	51,571	29	—	507,620
Deferred financing costs, net	3,488	—	—	—	3,488
Equity investments and advances to subsidiaries	766,276	696,162	2,907	(1,465,345)	—
Intangible assets, net	445,302	1,725	—	—	447,027
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,246	331	15	—	8,592
Total assets	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$78,835	$7,753	$—	$—	$86,588
Intercompany payable	697,590	719,397	3,497	(1,420,484)	—
Payroll and payroll-related	22,370	1,740	—	—	24,110
Sales tax	18,867	522	—	—	19,389
Other accrued expenses	43,962	2,103	17	—	46,082
Workers’ compensation	69,094	75	—	—	69,169
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	31,330	—	—	—	31,330
Total current liabilities	968,186	731,590	3,514	(1,420,484)	282,806
Long-term debt, net of current portion	865,375	—	—	—	865,375
Unfavorable lease commitments, net	3,969	19	—	—	3,988
Deferred rent	28,141	2,216	3	—	30,360
Deferred compensation liability	816	—	—	—	816
Capital and financing lease obligation, net of current portion	47,195	—	—	—	47,195
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	12,297	—	—	—	12,297
Total liabilities	2,087,429	733,825	3,517	(1,420,484)	1,404,287

Member’s Equity:
Member units	550,918	—	1	(1)	550,918
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(387,699)	(54,665)	(418)	55,083	(387,699)
Other comprehensive income	—	—	—	—	—
Total equity	144,019	45,278	(417)	(44,861)	144,019
Total liabilities and equity	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,266	$1,009	$37	$—	$2,312
Accounts receivable, net	1,568	106	—	—	1,674
Income taxes receivable	3,665	—	—	—	3,665
Deferred income taxes	—	—	—	—	—
Inventories, net	171,691	24,960	—	—	196,651
Assets held for sale	2,308	—	—	—	2,308
Other	17,279	1,278	13	—	18,570
Total current assets	197,777	27,353	50	—	225,180
Property and equipment, net	484,764	57,780	26	—	542,570
Deferred financing costs, net	916	—	—	—	916
Equity investments and advances to subsidiaries	604,542	527,905	1,836	(1,134,283)	—
Intangible assets, net	451,245	1,997	—	—	453,242
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	6,949	395	8	—	7,352
Total assets	$2,126,836	$615,430	$1,920	$(1,134,283)	$1,609,903

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$74,313	$4,884	$—	$—	$79,197
Intercompany payable	528,767	545,012	2,381	(1,076,160)	—
Payroll and payroll-related	17,024	1,397	—	—	18,421
Sales tax	12,801	513	—	—	13,314
Other accrued expenses	37,019	2,477	24	—	39,520
Workers’ compensation	76,314	75	—	—	76,389
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	989	—	—	—	989
Total current liabilities	753,365	554,358	2,405	(1,076,160)	233,968
Long-term debt, net of current portion	875,843	—	—	—	875,843
Unfavorable lease commitments, net	5,702	44	—	—	5,746
Deferred rent	26,913	2,409	11	—	29,333
Deferred compensation liability	709	—	—	—	709
Capital and financing lease obligation, net of current portion	34,817	—	—	—	34,817
Deferred income taxes	163,045	—	—	—	163,045
Other liabilities	5,118	—	—	—	5,118
Total liabilities	1,865,512	556,811	2,416	(1,076,160)	1,348,579

Member’s Equity:
Member units	550,226	—	1	(1)	550,226
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(269,540)	(41,324)	(497)	41,821	(269,540)
Other comprehensive loss	(162)	—	—	—	(162)
Total equity	261,324	58,619	(496)	(58,123)	261,324
Total liabilities and equity	$2,126,836	$615,430	$1,920	$(1,134,283)	$1,609,903

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 27, 2017

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,885,822	$176,185	$339	$(339)	$2,062,007

Cost of sales	1,324,799	135,796	—	—	1,460,595
Gross profit	561,023	40,389	339	(339)	601,412
Selling, general and administrative expenses	600,882	53,710	256	(339)	654,509
Operating (loss) income	(39,859)	(13,321)	83	—	(53,097)
Other (income) expense:
Interest income	(47)	—	—	—	(47)
Interest expense	68,744	20	—	—	68,764
Loss on extinguishment of debt	335	—	—	—	335
Equity in (earnings) loss of subsidiaries	13,262	—	—	(13,262)	—
Total other expense, net	82,294	20	—	(13,262)	69,052
(Loss) income before provision for income taxes	(122,153)	(13,341)	83	13,262	(122,149)
Provision for income taxes	(3,994)	—	4	—	(3,990)
Net (loss) income	$(118,159)	$(13,341)	$79	$13,262	$(118,159)
Comprehensive (loss) income	$(117,997)	$(13,341)	$79	$13,262	$(117,997)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 29, 2016

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,827,058	$176,937	$751	$(751)	$2,003,995

Cost of sales	1,303,576	138,055	—	—	1,441,631
Gross profit	523,482	38,882	751	(751)	562,364
Selling, general and administrative expenses	560,231	53,830	716	(751)	614,026
Goodwill impairment	99,102	—	—	—	99,102
Operating (loss) income	(135,851)	(14,948)	35	—	(150,764)
Other (income) expense:
Interest income	(4)	—	—	—	(4)
Interest expense	65,653	—	—	—	65,653
Equity in (earnings) loss of subsidiaries	14,914	—	—	(14,914)	—
Total other expense, net	80,563	—	—	(14,914)	65,649
(Loss) income before provision for income taxes	(216,414)	(14,948)	35	14,914	(216,413)
Provision for income taxes	31,941	—	1	—	31,942
Net (loss) income	$(248,355)	$(14,948)	$34	$14,914	$(248,355)
Comprehensive (loss) income	$(247,519)	$(14,948)	$34	$14,914	$(247,519)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,746,916	$180,033	$—	$—	$1,926,949

Cost of sales	1,169,431	139,418	—	—	1,308,849

Gross profit	577,485	40,615	—	—	618,100
Selling, general and administrative expenses	494,147	51,587	525	—	546,259
Operating income (loss)	83,338	(10,972)	(525)	—	71,841
Other (income) expense:
Interest expense	62,734	—	—	—	62,734
Equity in loss of subsidiaries	11,503	—	—	(11,503)	—
Total other expense, net	74,237	—	—	(11,503)	62,734
Income (loss) before provision for income taxes	9,101	(10,972)	(525)	11,503	9,107
Provision for income taxes	3,599	—	6	—	3,605
Net income (loss)	$5,502	$(10,972)	$(531)	$11,503	$5,502
Comprehensive income (loss)	$5,895	$(10,972)	$(531)	$11,503	$5,895

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended January 27, 2017

(In thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$14,769	$1,694	$109	$—	$16,572
Cash flows from investing activities:
Purchases of property and equipment	(44,183)	(1,598)	(10)	—	(45,791)
Proceeds from sales of property and fixed assets	6,234	—	—	—	6,234
Insurance recoveries for replacement assets	937	—	—	—	937
Net cash used in investing activities	(37,012)	(1,598)	(10)	—	(38,620)
Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	264,800	—	—	—	264,800
Payments under revolving credit facility	(273,300)	—	—	—	(273,300)
Payments of debt issuance costs	(4,725)	—	—	—	(4,725)
Proceeds from financing lease obligations	42,592	—	—	—	42,592
Payments of capital and financing lease obligations	(1,045)	—	—	—	(1,045)
Net cash provided by financing activities	22,184	—	—	—	22,184
Net (decrease) increase in cash	(59)	96	99	—	136
Cash — beginning of period	1,266	1,009	37	—	2,312
Cash — end of period	$1,207	$1,105	$136	$—	$2,448

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended January 29, 2016

(In thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$31,091	$559	$7	$—	$31,657
Cash flows from investing activities:
Purchases of property and equipment	(63,817)	(2,130)	(3)	—	(65,950)
Proceeds from sales of property and fixed assets	29,953	1,483	—	—	31,436
Net cash used in investing activities	(33,864)	(647)	(3)	—	(34,514)
Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	471,350	—	—	—	471,350
Payments under revolving credit facility	(480,550)	—	—	—	(480,550)
Payments of debt issuance costs	(487)	—	—	—	(487)
Proceeds from financing lease obligations	9,359	—	—	—	9,359
Payments of capital and financing lease obligations	(381)	—	—	—	(381)
Payments to repurchase stock options of Number Holdings, Inc	(390)	—	—	—	(390)
Net settlement of stock options of Number Holdings, Inc. for tax withholdings	(57)	—	—	—	(57)
Net cash used in financing activities	(7,294)	—	—	—	(7,294)
Net (decrease) increase in cash	(10,067)	(88)	4	—	(10,151)
Cash — beginning of period	11,333	1,097	33	—	12,463
Cash — end of period	$1,266	$1,009	$37	$—	$2,312

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended January 30, 2015

(Amounts in thousands)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,239	$9,970	$62	$—	$38,271
Cash flows from investing activities:
Purchases of property and equipment	(101,357)	(10,000)	(30)	—	(111,387)
Proceeds from sale of fixed assets	31	8	—	—	39
Investment in subsidiary	(1)	—	—	1	—
Net cash used in investing activities	(101,327)	(9,992)	(30)	1	(111,348)
Cash flows from financing activities:
Payments of long-term debt	(6,138)	—	—	—	(6,138)
Proceeds under revolving credit facility	305,500	—	—	—	305,500
Payments under revolving credit facility	(248,500)	—	—	—	(248,500)
Payments of capital lease obligation	(88)	—	—	—	(88)
Payments to repurchase stock options of Number Holdings, Inc.	(76)	—	—	—	(76)
Capital contributions	—	—	1	(1)	—
Net cash provided by financing activities	50,698	—	1	(1)	50,698
Net (decrease) increase in cash	(22,390)	(22)	33	—	(22,379)
Cash — beginning of period	33,723	1,119	—	—	34,842
Cash - end of period	$11,333	$1,097	$33	$—	$12,463

17.                               Subsequent Events

On July 6, 2016, the Company sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. In addition to the proceeds, $1.0 million purchase price consideration had been held in escrow for the buyer to make certain repairs, and any amount not used for such repairs would be paid to the Company. The repairs were completed in January 2017 and the Company received $0.6 million from amounts held in escrow. The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting lease is accounted for as a financing lease and the Company has recorded a financing lease obligation of $30.1 million (as a component of current liabilities) as of January 27, 2017.  The Company will de-recognize the assets and financing lease obligation at the earlier of when the lease term ends or when the Company no longer has continuing involvement.  The Company exited the warehouse facility in March 2017, and expects to record a gain on sale of $18.5 million in the first quarter of fiscal 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of January 27, 2017.

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

In order to remediate this material weakness and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we have taken, and are taking, several steps to improve the overall processes and controls in our tax function.  We have supplemented our accounting and tax professionals with additional personnel with expertise in accounting for deferred taxes; and are continuing to redesign and enhance our income tax review procedures to include a more robust reconciliation of the deferred tax balances.  As part of this remediation process, during the fourth quarter of fiscal 2017 (as more fully described in Note 1 to our Consolidated Financial Statements), we revised certain amounts as of and for the year ended January 29, 2016.  We evaluated the effect of these errors and concluded that they arose as a result of a material weakness over internal controls over financial reporting relating to our accounting for deferred income taxes that existed as of January 29, 2016.  In addition, during the fourth quarter of fiscal 2017, we identified certain other adjustments relating to our deferred tax accounts for fiscal 2017 that led management to conclude that the material weakness in our internal controls over financial reporting was not fully remediated as of January 27, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness in our internal control over financial reporting was a result of not designing effective controls over the assessment of accounting for deferred income taxes as described above.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K for the year ended January 27, 2017 and year ended January 29, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.  In addition, while the material weakness resulted in the audit adjustments described above during our fourth quarter ended January 29, 2016 and other adjustments in the fourth quarter of fiscal 2017, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2017, fiscal 2016 or fiscal 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, uses the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), for evaluating the effectiveness of our internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Based on this evaluation and testing, management concluded that there was a material weakness in deferred income tax accounting as described more fully above.  Due to this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of January 27, 2017.  While the material weakness resulted in the audit adjustments described above during our fourth quarter ended January 29, 2016 and other adjustments identified in the fourth quarter of fiscal 2017, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2017, fiscal 2016 or fiscal 2015.

Changes in Internal Control Over Financial Reporting

Except as described above, we did not make any changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the Company’s executive officers and members of the board of directors (the “Parent Board”) of Number Holdings, Inc., the Company’s sole member, as of March 31, 2017:

Name	Age	Position
Geoffrey Covert	65	President, Chief Executive Officer and Director
Felicia Thornton	53	Chief Financial Officer and Treasurer
Jack Sinclair	56	Chief Merchandising Officer
Norman Axelrod	64	Director
Michael Fung	66	Director
Andrew Giancamilli	66	Chairman of the Board of Directors
Dennis Gies	37	Director
David Kaplan	49	Director
Scott Nishi	41	Director
Allyson Satin	31	Director

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

Michael Fung joined the Company as a director in December 2013 and served as the Company’s Interim Chief Financial Officer and Treasurer from June 2015 until November 2015 and Interim Executive Vice President and Chief Administrative Officer from January 2013 until September 2013.  Mr. Fung currently serves as Interim Chief Operating Officer and Chief Financial Officer of The Neiman Marcus Group LLC, a luxury retailer.  Mr. Fung served as Senior Vice President and Chief Financial Officer at Walmart U.S., a multinational retailer, from 2006 until his retirement in February 2012.  At Walmart U.S., Mr. Fung also served as Senior Vice President, Internal Audit Services between 2003 and 2006, and as Vice President, Finance and Administration of Global Procurement between 2001 and 2003.  Before joining Walmart, Mr. Fung spent five years as Vice President and Chief Financial Officer of Sensient Technologies Corporation, a global manufacturer and marketer of colors, flavors and fragrances, three years as Senior Vice President and Chief Financial Officer of Vanstar Corporation, a developer of information technology and networking solutions, and four years as Vice President and Chief Financial Officer of Bass Pro Shops, Inc., a hunting, fishing and outdoor gear retailer.  Mr. Fung is currently a member of the Board of Directors of Franklin Covey Co.  Mr. Fung is a Certified Public Accountant (Inactive) in the State of Illinois.  He received his M.B.A from the University of Chicago and his B.S. in Accounting from the University of Illinois at Chicago.  Mr. Fung brings valuable financial knowledge and experience to the Parent Board.

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

Dennis Gies joined the Company as a director in January 2012.  Mr. Gies is a Partner in the Private Equity Group of Ares Management.  Mr. Gies joined Ares Management in 2006 from UBS Investment Bank where he participated in the execution of a variety of transactions including leveraged buyouts, mergers and acquisitions, dividend recapitalizations and debt and equity financings.  He currently serves on the boards of directors of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer and the parent entity of The Neiman Marcus Group LLC, a luxury retailer.  Mr. Gies also serves on the Board of Trustees of the Center for Early Education.  Mr. Gies graduated with a M.S. in Electrical Engineering from University of California, Los Angeles and magna cum laude with a B.S. in Electrical Engineering from Virginia Tech.  Mr. Gies brings to the Parent Board financial expertise, as well as experience as a private equity investor evaluating and managing investments in companies across various industries.

David Kaplan joined the Company as a director in January 2012.  He is a Co-Founder of Ares Management and a Director and Partner of Ares Management GP LLC, Ares Management’s general partner.  He is a Partner of Ares Management, Co-Head of its Private Equity Group and a member of its Management Committee.  He additionally serves on several of the investment committees for certain funds managed by the Ares Management Private Equity Group.  Mr. Kaplan joined Ares Management in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003.  From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit.  Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp.  Mr. Kaplan currently serves as Chairman of the boards of directors of the parent entity of The Neiman Marcus Group LLC, a luxury retailer, and of Smart & Final Stores, Inc., a value-oriented food and everyday staples retailer, and as a member of the boards of directors of ATD Corporation, a replacement tire distributor, and the parent entities of Floor and Decor Outlets of America, Inc., a hard surface flooring and related accessories retailer, and Guitar Center, Inc., a musical instruments retailer.   Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc., an intimate apparel retailer, where he served as the company’s Chairman, GNC Holdings, Inc., a specialty retailer of health and wellness products, Dominick’s Supermarkets, Inc., a grocery store retailer, Stream Global Services, Inc., a business process outsourcing provider, Orchard Supply Hardware Stores Corporation, a home improvement retailer, and Allied Waste

Industries Inc., a waste services company.  Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center, is a Trustee of the Center for Early Education and serves on the President’s Advisory Group of the University of Michigan.  Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance.  Mr. Kaplan brings to the Parent Board over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries.

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

Allyson Satin  joined the Company as a director in August 2016.  Ms. Satin is a Principal in the Private Equity Group of Ares Management. Prior to joining Ares Management in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin graduated from the University of California, Berkeley Haas School of Business where she received a B.S. in Business Administration. Ms. Satin brings to the Parent Board experience as a private equity investor evaluating and managing investments in companies across various industries.

Conversion

Effective upon and following the Conversion, we are managed by our sole member, Parent, rather than directly by a board of directors. The Parent Board serves in the capacity of the board of directors for us.

Board Composition and Terms

As of March 31, 2017, the Parent Board was composed of eight directors.  Each director serves for annual terms or until his or her successor is duly elected and qualified.  Pursuant to the stockholders agreement of our Parent, one of our Parent’s two principal stockholders has the right to designate four members of the Parent Board and two independent members of the Parent Board, which independent directors shall be approved by the other principal stockholder, and the other principal stockholder has the right to designate two members of the Parent Board, in each case for so long as they or their respective affiliates beneficially own at least 15% of the then outstanding shares of Class A Common Stock.  The stockholders agreement provides for the election of the current chief executive officer of Parent to the Parent Board.  For more details of the stockholders agreement of our Parent, see Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” in this Report.

Board Committees

The Parent Board has established an audit committee (the “Audit Committee”) and a compensation committee (the “Compensation Committee”).

Audit Committee

The Audit Committee has the authority to supervise the auditing of us and Parent and to act as liaison between us and our independent registered public accounting firm. The members of the Audit Committee are Michael Fung (Chair), Dennis Gies and Scott Nishi.  Adam Stein was a member of the Audit Committee until his resignation on August 23, 2016. The Parent Board has determined that Messrs. Fung, Gies and Nishi are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K and have the attributes set forth in such section.

Compensation Committee

The Compensation Committee has the authority to review and approve the compensation of the officers of us and Parent and all of our other officers, key employees and directors, as well as our compensation philosophy, strategy, program design, and administrative practices.  The members of the Compensation Committee are Norman Axelrod (Chair), Scott Nishi and Dennis Gies.  Mr. Gies was appointed to the Compensation Committee only July 21, 2016 upon Adam Stein’s resignation from the Compensation Committee.

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

Item 11.  Executive Compensation

Compensation Discussion & Analysis

There were no changes to our named executive officers (“Named Executive Officers,” “NEOs” or “executives”) in fiscal 2017.

Accordingly, our NEOs for fiscal 2017 are (i) the individual who served as our principal executive officer (Mr. Covert), (ii) the individual who served as our principal financial officer (Ms. Thornton) and (iii) the other individual who was serving as an executive officer (Mr. Sinclair):

•                  Geoffrey J. Covert — President and Chief Executive Officer

•                  Felicia Thornton - Chief Financial Officer and Treasurer

•                  Jack Sinclair — Chief Merchandising Officer

Compensation Objectives

Our compensation program with respect to our executives is designed to:

•                  attract, motivate and retain individuals of outstanding abilities and experience who are capable of achieving our strategic business goals;

•                  align total compensation with the short-term, mid-term and long-term performance of our Company;

•                  recognize outstanding contributions; and

•                  provide more at-risk compensation opportunities to encourage dedication to the Company’s exceptional performance, profitability and growth.

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

In fiscal 2017 we implemented additional programs to align the interests of executives and shareholders.  We established two mid-term incentive programs, the Mid-Term Cash Incentive Plan and the special Refinancing Bonus Letters, each designed to promote the success of the Company by rewarding certain employees (including NEOs) for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company.  Awards under the Mid-Term Cash Incentive Plan are payable if certain EBITDA targets are met in fiscal 2017 or fiscal 2018.  Similarly, in order to provide incentive for obtaining a refinancing for the Company, bonuses under the Refinancing Bonus Letters are payable if the Company obtains refinancing by October 1, 2018.

Assessment of Risk

We have periodically reviewed our compensation policies and practices for all employees and concluded that such policies and practices are not reasonably likely to have a material adverse effect on our Company.

Elements of Compensation

Our executive compensation program consists of five main elements:

•                  base salary;

•                  annual cash bonus;

•                  mid-term cash incentive bonus;

•                  special refinancing bonus; and

•                  long-term incentives consisting of stock options.

We have chosen these primary elements because each supports achievement of one or more of our compensation objectives, and each has an integral role in our total compensation program.

The Company did not benchmark levels of executive compensation for fiscal 2017.  The Compensation Committee used general industry data to obtain a general understanding of the market trends in compensation practices in setting compensation levels for fiscal 2017.

Base Salary.  The base salaries of our executives are generally intended to reflect the position, duties and responsibilities of each executive.  They are designed to provide competitive compensation and attract individuals who are capable of achieving our business goals.  Accordingly, Mr. Covert receives an annual base salary of $900,000 and Ms. Thornton receives an annual base salary of $650,000. Mr. Sinclair’s annual base salary was increased from $575,000 to $650,000 in fiscal 2017, in order to bring his salary into range with the salaries of the other executives.

Annual Cash Bonuses.  By providing incentives based on Company performance, our annual cash bonuses reward outstanding contributions to the Company and encourage exceptional Company performance.  Pursuant to Mr. Covert’s employment agreement, he was eligible to receive an annual cash bonus, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary.  Pursuant to Ms. Thornton’s employment agreement, she was eligible to receive an annual cash bonus with a target bonus of 75% of her base salary and a maximum bonus of 150% of her base salary.  Pursuant to Mr. Sinclair’s employment agreement, he was eligible to receive an annual cash bonus with a target bonus of 75% of his base salary and a maximum bonus of 150% of his base salary.  Cash bonuses are payable based on the achievement of certain Adjusted EBITDA (as defined under our annual cash bonus plan) goals.  For fiscal 2017, target Adjusted EBITDA was $66.6 million.  Adjusted EBITDA is based on audited consolidated net income, taxes based on income or profits, net interest expense, depreciation and amortization expense, the expense or income effect of certain items (including stock-based compensation, non-cash lease expense, discontinued operations and closed store costs), severance, termination and non-capitalized consulting expenses, and certain other adjustments as determined to be appropriate by the Compensation Committee.  With adjustments for improvements in workers’ compensation, reduction in shrink and management of scrap, as approved by the Compensation Committee, the Company achieved an Adjusted EBITDA of $65.4 million for fiscal 2017.  Based on this achievement, pursuant to our annual cash bonus plan, Mr. Covert received a cash bonus of $832,500, Ms. Thornton received a cash bonus of $450,938, and Mr. Sinclair received a cash bonus of $450,938 for fiscal 2017.

Onboarding Payments.  In connection with Ms. Thornton’s hiring, she was granted a one-time signing bonus of $500,000 in fiscal 2016.  If Ms. Thornton’s employment is terminated by the Company for Cause or by Ms. Thornton without Good Reason and not due to her Disability (as each is defined below under “Potential Payments Upon Termination or Change in Control — Felicia Thornton”) on or prior to November 2, 2017, then her net signing bonus will be subject to repayment.

Transition Program.  In connection with Mr. Covert’s hiring in fiscal 2016, he became eligible to receive cash amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his employment at the Company.  The maximum amount of such cash payments is approximately $4.87 million (based on the value of his prior equity awards), payable over a period of four years, such that the actual amounts paid in each of fiscal 2016 and 2017 are $240,000 and $2.34 million, respectively, and the approximate maximum amounts payable in the following three fiscal years are: $1.31 million, $710,000 and $265,000, respectively.  If Mr. Covert is terminated for Cause or he resigns without Good Reason (each as defined below under “Potential Payments Upon Termination or Change in Control - Geoffrey Covert”), payment of such amounts will cease.  If Mr. Covert resigns without Good Reason on or prior to September 11, 2017, then he must repay to the Company all the amounts paid to him pursuant to the transition program.  Upon a Change in Control (as defined below under “Potential Payments Upon Termination or Change in Control — Geoffrey Covert”), all payments pursuant to the transition program shall accelerate, vest and become immediately payable.

Long-Term Incentives.  We provide our executives with long-term incentive compensation through stock option awards granted under the 2012 Plan.  We believe that awarding stock options creates a culture of ownership among our executives and aligns the interests of our executives with those of our shareholders.  We did not grant any stock option awards in fiscal 2017 to our NEOs.

The options that are subject to time-based vesting requirements vest in equal installments over four years, subject to continued employment.  For the options that are subject to performance-based vesting requirements, vesting will occur upon, and subject to, the Company’s and Parent’s achievement of certain performance conditions.  During fiscal 2017, we approved the amendment and restatement of the terms of options with performance-based vesting requirements.  These new terms provide that, with respect to Mr. Covert, Ms. Thornton and Mr. Sinclair, if on any date following the date of grant, (i) the Company’s LTM EBITDA (as defined below) equals or exceeds $99 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 50% of the options subject to performance-based vesting requirements will vest, and (ii) the Company’s LTM EBITDA equals or exceeds $150 million on the last day of each of the 12 consecutive calendar months ending prior to such date, 100% of the options subject to performance-based vesting requirements will vest.  Prior to the amendment and restatement of the option terms, Mr. Covert’s performance-vesting options required that LTM EBITDA equal or exceed $175 million for 50% vesting and $225 million for 100% vesting, and Ms. Thornton’s and Mr. Sinclair’s performance-vesting options required that LTM EBITDA equal or exceed $150 million for 50% vesting and $225 million for 100% vesting.

“LTM EBITDA,” as defined in the option agreements, means, on any date, the Adjusted EBITDA (as defined below) of the Company, as determined by the Compensation Committee, for the most recent 12 fiscal month period for which financial statements are available on such date.

“Adjusted EBITDA,” as defined in the option agreements, generally means audited consolidated net income, determined in accordance with generally accepted accounting principles, plus (without duplication) to the extent deducted in calculating such consolidated net income, the sum of (a) the provision for taxes based on income or profits; plus (b) consolidated net interest expense; plus (c) consolidated depreciation and amortization expense; plus (d) the expense or income effect of certain items, including stock-based compensation, non-cash lease expense, discontinued operations and closed store costs (including termination expenses), severance, termination and other one-time personnel-related expenses, and non-capitalized consulting expenses; plus (e) certain other adjustments as determined to be appropriate by the Compensation Committee, in each case as determined by the Compensation Committee, as such sum may be adjusted by the Committee.

Options are generally subject to the right of Parent to repurchase (i) the shares received from exercise of the options at fair market value of such shares upon termination and (ii) the vested but unexercised options at the excess of the fair market value on the date of termination over the exercise price of such options.  However, if either Messrs. Covert’s or Sinclair’s employment with the Company is terminated for Cause (as defined in the 2012 Plan), or either voluntarily resigns employment with the Company without Good Reason (as defined in the 2012 Plan) or is found to have engaged in Detrimental Activity (as defined in the 2012 Plan), Parent may repurchase the shares received from exercise of the options for the lesser of the exercise price of the options or the fair market value of the options on the date of such termination of employment.  If Ms. Thornton’s employment with the Company is terminated for Cause, she voluntarily resigns employment with the Company without Good Reason prior to the second anniversary of her start date (November 2, 2017) or she is found to have engaged in Detrimental Activity, Parent may repurchase the shares received from exercise of the options for the lesser of the exercise price of the options or the fair market value of the options on the date of such termination of employment.  See Note 11 to our Consolidated Financial Statements for further discussion on the repurchase rights available under the option awards.

All of the foregoing options are subject to the terms of the 2012 Plan and the award agreement under which they were granted.  For further details regarding option grants made in fiscal 2017, see below under “Compensation Tables — Grants of Plan-Based Awards for Fiscal 2017.”

Option Exchange and Option Amendments.  On July 26, 2016, the shareholders of Holdings approved an increase in the number shares of common stock of Holdings authorized for issuance under the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan now authorizes equity awards to be granted for up to 87,500 shares of Class A Common Stock of Holdings and 87,500 shares of Class B Common Stock of Holdings (such Class A Common Stock and Class B Common Stock, collectively “Common Stock”). Prior to the increase, the 2012 Plan authorized equity awards to be granted for up to 85,000 shares of Common Stock.

In addition, Holdings provided most employee option holders (excluding Messrs. Covert and Sinclair and Ms. Thornton) an opportunity to exchange their outstanding nonqualified stock options (“Options”) for Options with an exercise price of $757 per share. Specifically, the Committee canceled the outstanding Options with an exercise prices per share higher than $757 and granted new Options to holders of the canceled Options with an exercise price of $757 per share.  The purpose of allowing the exchange of options for options with lower exercise prices is to ensure option holders remain incentivized by their options, and to promote share ownership so as to align option holder and shareholder interests.  The new Options are vested to the same extent as the canceled options and are otherwise generally subject to time-vesting and performance-vesting conditions.

The Committee approved the amendment and restatement of the terms of the outstanding Options held by Messrs. Covert and Sinclair and Ms. Thornton (the “Option Agreements”). The Option Agreements, each of which consists of 50% time-vested Options (vesting over 4 years from the grant date) and 50% performance-vested Options, were amended to conform the vesting hurdles for the performance-vested options with those granted to other employees. Mr. Covert has two Options to purchase 15,500 shares of Common Stock each, and Ms. Thornton and Mr. Sinclair each have an Option to purchase 10,000 shares of Common Stock.

Mid-Term Cash Incentive Plan.  In fiscal 2017, the Compensation Committee adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”).  The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees (including NEOs) for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company.  Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) of $75,000,000 for either fiscal 2017 or fiscal 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s target award amount under the Mid-Term Cash Incentive Plan will be eligible for payment.  No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved.  If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s target award amount will be eligible for payment.  Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending January 31, 2020.

Generally, if a participant experiences a termination of employment with the Company prior to payment, the unpaid portion of the participant’s award is forfeited.  However, if (i) Mr. Covert, Ms. Thornton or Mr. Sinclair is terminated by us without Cause (as defined in their respective employment agreements with the Company) or (ii) Mr. Covert or Ms. Thornton terminates his or her employment for Good Reason (as defined in their respective employment agreements with the Company), the applicable executive will remain eligible to receive a pro rata portion of their respective award, if any, for a limited period following termination. The awards eligible to be earned by Messrs. Covert and Sinclair and Ms. Thornton are $7.0 million, $5.0 million and $5.0 million, respectively.

The Company did not achieve the Initial Mid-Term Plan Goal for fiscal 2017, so no awards were paid or became eligible for payment under the Mid-Term Cash Incentive Plan with respect to fiscal 2017.

Special Refinancing Bonus Letters.  In fiscal 2017, the Compensation Committee approved special bonus letters for Messrs. Covert and Sinclair and Ms. Thornton (the “Refinancing Bonus Letters”).  The Refinancing Bonus Letters are designed to promote the success of the Company by providing incentives and rewarding executives for obtaining refinancing for the Company in fiscal 2017 or fiscal 2018.  Pursuant to the terms of the Refinancing Bonus Letters, if a Refinancing Transaction (as defined in the Refinancing Bonus Letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction (the “Refinancing Bonus”).  The Refinancing Bonuses eligible to be earned by the applicable executives total $4.0 million.  If, within 45 days prior to such transaction, (i) Mr. Covert, Ms. Thornton or Mr. Sinclair experiences a termination of employment by the Company without Cause or (ii) Mr. Covert or Ms. Thornton terminates his or her employment for Good Reason, the applicable executive will receive the Refinancing Bonus.  The Refinancing Bonuses to be earned by Messrs. Covert and Sinclair and Ms. Thornton are $2.0 million, $1.0 million and $1.0 million, respectively.

A Refinancing Transaction did not occur in fiscal 2017, so no Refinancing Bonuses were paid or became eligible for payment during fiscal 2017.

Perquisites.  Our executives are provided with certain limited perquisites in connection with the performance of their respective duties, in part to attract and retain such executives with a competitive compensation package as compared to the compensation packages for executives of similar positions and levels of responsibility in similar industries.  During fiscal 2017, Messrs. Covert, Sinclair and Ms. Thornton were provided with Company-paid life insurance premiums and other Company-paid insurance premiums.  Additionally, Mr. Covert and Ms. Thornton received reimbursements for relocation expenses during fiscal 2017.  For further detail regarding perquisites provided to our executives, see below under “Summary Compensation Table.”

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

Post-Termination Arrangements.  The employment agreements with Mr. Covert, Ms. Thornton and Mr. Sinclair contain severance provisions.  The terms of these agreements related to post-termination compensation are described in detail under “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Parent Board that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Norman Axelrod

Scott Nishi

Dennis Gies

COMPENSATION TABLES

Summary Compensation Table for Fiscal 2017

The following table sets forth information concerning all compensation paid to or earned by our NEOs for services to the Company in all capacities during fiscal 2017:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Option Awards ($)(b)(c)	Non-Equity Incentive Plan Compensation ($)(d)	All Other Compensation ($)(e)	Total ($)

Geoffrey J. Covert	2017	900,000	2,339,286	—	832,500	28,656	4,100,442
President and Chief Executive Officer	2016	332,308	586,149	0	—	71,124	989,581

Felicia Thornton	2017	650,000	—	—	450,938	27,433	1,128,371
Chief Financial Officer and Treasurer	2016	150,000	500,000	3,342,950	—	22,148	4,015,098

Jack Sinclair	2017	600,961	—	—	450,938	14,053	1,065,952
Chief Merchandising Officer	2016	287,500	500,000	0	—	5,897	793,397

(a)                                 For Mr. Covert, the amount in the Bonus column for fiscal 2017 reflects the transition payments of $2,339,286, paid to Mr. Covert during fiscal 2017, see above under “Elements of Compensation — Transition Program”.  For Mr. Covert, the amount in the Bonus column for fiscal 2016 reflects the transition payments of $239,995 paid to Mr. Covert during fiscal 2016 and the prorated guaranteed bonus paid to Mr. Covert in respect of fiscal 2016 of $346,154.  For Ms. Thornton, the amount in the Bonus column for fiscal 2016 reflects a one-time signing bonus of $500,000.  For Mr. Sinclair, the amount in the Bonus column for fiscal 2016 ($500,000) reflects (i) a one-time bonus upon commencement of employment of $250,000 and (ii) a discretionary bonus paid with the respect to fiscal 2016 of $250,000.

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

(d)                                 For Mr. Covert, the amount in the Non-Equity Incentive Plan Compensation column for fiscal 2017 reflects an annual cash bonus paid in respect of fiscal 2017 of $832,500.  For Ms. Thornton, the amount in the Non-Equity Incentive Plan Compensation column for fiscal 2017 reflects an annual cash bonus paid in respect of fiscal 2017 of $450,938.  For Mr. Sinclair, the amount in the Non-Equity Incentive Plan Compensation column for fiscal 2017 reflects an annual cash bonus paid in respect of fiscal 2017 of $450,938.

(e)                                  The amounts reported in the All Other Compensation column reflect, for each executive, as applicable (i) the amount of our matching contribution under our 401(k) plan, (ii) dollar value of life insurance premiums we paid for each executive, (iii) relocation expenses and (iv) other Company-paid insurance premiums.  Specifically, the All Other Compensation column above includes:

Name	Year	Matching 401 (k) Contribution ($)	Value of Life Insurance Premiums ($)	Relocation Expenses ($)	Value of Other Company-Paid Insurance Premiums ($)	Total ($)
Geoffrey J. Covert	2017	13,369	5,510	6,450	3,327	28,656

Felicia Thornton	2017	2,000	1,191	12,673	11,569	27,433

Jack Sinclair	2017	—	2,270	—	11,783	14,053

Grants of Plan-Based Awards for Fiscal 2017

The following table sets forth information concerning the annual bonus plan, mid-term cash incentive plan and special bonus letters granted to the NEOs during fiscal 2017.  There were no options granted to the Named Executive Officers under Parent’s 2012 Stock Incentive Plan during fiscal 2017:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)	Awards ($/Sh)	Awards ($)

Geoffrey J. Covert	7/26/16(a)	225,000	900,000	1,800,000	—	—	—
	7/26/16(b)	—	7,000,000	—	—	—	—
	7/26/16(c)	—	2,000,000	—	—	—	—

Felicia Thornton	7/26/16(a)	121,875	487,500	975,000	—	—	—
	7/26/16(b)	—	5,000,000	—	—	—	—
	7/26/16(c)	—	1,000,000	—	—	—	—

Jack Sinclair	7/26/16(a)	121,875	487,500	975,000	—	—	—
	7/26/16(b)	—	5,000,000	—	—	—	—
	7/26/16(c)	—	1,000,000	—	—	—	—

(a)                                 The amounts represent the threshold, target and maximum payout amounts under the Company’s annual cash bonus plan. See “Components of Executive Compensation — Annual Cash Bonuses” above for more information regarding the annual cash bonuses.

(b)                                 The amounts represent the target payout amounts under the Company’s Mid-Term Cash Incentive Plan. No threshold or maximum amounts were established. See “Components of Executive Compensation — Mid-Term Cash Incentive Plan” above for more information.

(c)                                  The amounts represent the target payout amounts under the special bonus letters. No threshold or maximum amounts were established. See “Components of Executive Compensation — Special Bonus Letters” above for more information.

Outstanding Equity Awards at Fiscal Year End 2017

The following table sets forth information on stock options held by the Named Executive Officers as of January 27, 2017:

Name	Grant Date	Securities Underlying Unexercised Options (#)Exercisable(a)	Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date

Geoffrey J. Covert	9/21/2015	1,938	5,812	7,750	1,000.00		09/21/25
	9/21/2015	1,938	5,812	7,750	750.00	(b)	09/21/25

Felicia Thornton	11/13/2015	1,250	3,750	5,000	750.00		11/13/25

Jack Sinclair	12/2/2015	1,250	3,750	5,000	750.00		12/02/25

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

Option Exercises and Stock Vested

During fiscal 2017, our Named Executive Officers did not acquire shares pursuant to the exercise of option grants or the vesting of equity-based awards.

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

For purposes of the employment agreement, “Cause” means Mr. Covert’s (i) (a) being indicted for, or charged with, a felony under Federal or state law or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor where imprisonment is imposed (other than traffic-related offenses); (ii) perpetration of an illegal act, dishonesty, or fraud that that could cause economic injury to Parent, the Company or any of their subsidiaries; (iii) insubordination or refusal to perform his duties or responsibilities for the Company, Parent or any of their subsidiaries for any reason other than illness or incapacity; (iv) unsatisfactory performance of his material duties for the Company, Parent or any of their subsidiaries, after written notice thereof (if such a breach is capable of correction), unless he fully corrects his unsatisfactory performance within 30 days following receipt of such notice, as determined by the Parent Board or a duly authorized committee thereof; (v) willful and deliberate failure to perform his duties after he has been given notice and an opportunity to effectuate a cure as determined by the Company; (vi) willful misconduct or gross negligence with regard to the Company, Parent or any of their subsidiaries; (vii) unlawful appropriation of a material corporate opportunity; (viii) breach of (a) any confidentiality or other restrictive covenant entered into between Mr. Covert and the Company or any of its affiliates, including the fair competition agreement or (b) any other agreement with the Company or any of its affiliates; or (ix) failure to start providing services to the Company on September 11, 2015 in accordance with his employment agreement for any reason.

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

(i) if such termination is prior to November 2, 2017: (a) in addition to Ms. Thornton’s accrued benefits, she will be entitled to receive an amount equal to one and one-half times her base salary; (b) an amount equal to the Company portion of her health care premiums (including for her spouse and eligible dependents) for 18 months following her termination date; and (c) any unpaid annual bonus for the fiscal year completed prior to the year of such termination based on actual performance; or

(ii) if such termination is on or after November 2, 2017: (a) in addition to Ms. Thornton’s accrued benefits, she will be entitled to receive from the Company an amount equal to her base salary; (b) an amount equal to the Company portion of her health care premiums (including for her spouse and eligible dependents) for 12 months following her termination date; and (c) any unpaid annual bonus for the fiscal year completed prior to the year of such termination based on actual performance.

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

For purposes of the employment agreement, “Cause” means Ms. Thornton’s (i) (a) being indicted for, or charged with, a felony under Federal or state law or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor where imprisonment is imposed (other than traffic-related offenses); (ii) perpetration of an illegal act, dishonesty, or fraud that that could cause economic injury to Parent, the Company or any of their subsidiaries or any act of moral turpitude by Ms. Thornton, (iii) insubordination, or willful failure to perform her duties or responsibilities for the Company, Parent or any of their subsidiaries for any reason other than illness or incapacity; (iv) willful misconduct or gross negligence with regard to the Company, Parent or any of their subsidiaries; (v) unlawful appropriation of a material corporate opportunity; or (vi) material breach of agreement with the Company or any of its affiliates, or breach (which will be deemed “material”) of such an agreement respecting any confidentiality or other restrictive covenant including the fair competition agreement, entered into between Ms. Thornton and the Company or any of its affiliates.  No termination of Ms. Thornton’s employment by the Company for “Cause” under clause (iii) or (vi) above will be effective unless (i) the Company provides Ms. Thornton (a) written notice of the circumstances constituting “Cause” and (b) 30 days to cure such circumstances (if curable) and (ii) such circumstances have not been cured upon the expiration of such 30-day cure period. No act or omission to act by Ms. Thornton will be “willful” if conducted in good faith or with a reasonable belief that such act or omission was in the best interests of the Company.

For purposes of the employment agreement, “Good Reason” means the occurrence of any of the following without Ms. Thornton’s consent:  (i) a material reduction in Ms. Thornton’s titles, duties or authorities (including reporting responsibilities); (ii) a material reduction in Ms. Thornton’s annual base salary or target bonus, other than an across-the-board reduction applicable to all senior executives of the Company; (iii) any relocation of Ms. Thornton’s principal office by more than 50 miles; or (iv) a material breach of her employment agreement by the Company without her written consent. In each instance, in order to constitute Good Reason, Ms. Thornton must provide the Company with written notice within 60 days following the first occurrence of the circumstances constituting Good Reason, the Company must fail to cure the event within 30 days following the notice, and Ms. Thornton must then resign within 15 days following the expiration of the Company’s cure period without the Company curing such circumstances.

Jack Sinclair

We entered into an employment agreement with Mr. Sinclair effective August 24, 2016.  The agreement provides that if Mr. Sinclair’s employment is terminated without “Cause” (as defined below), Mr. Sinclair will be entitled to receive the following severance payments, contingent upon Mr. Sinclair executing a general release in favor of the Company and his continued compliance with all applicable post-termination restrictive covenants.

(i) if such termination is prior to March 11, 2017, in addition to Mr. Sinclair’s accrued benefits, he will be entitled to receive an amount equal to one and one-half times his base salary paid over 18 months following his termination date.

(ii) if such termination is on or after March 11, 2017, in addition to Mr. Sinclair’s accrued benefits, he will be entitled to receive from the Company an amount equal to his base salary paid over 12 months following his termination date.

For purposes of the employment agreement, “Cause” means Mr. Sinclair’s (i) (a) being indicted for, or charged with, a felony under Federal or state law or (b) conviction of, or plea of guilty or nolo contendere to, a misdemeanor where imprisonment is imposed (other than traffic-related offenses); (ii) perpetration of an illegal act, dishonesty, or fraud that could cause economic injury to Parent, the Company or any of their subsidiaries or any act of moral turpitude by Mr. Sinclair; (iii) insubordination, refusal to perform his duties or responsibilities for any reason other than illness or incapacity or unsatisfactory performance of his duties for the Company, Parent or any of their subsidiaries; (iv) willful and deliberate failure to perform his duties after he has been given notice and an opportunity to effectuate a cure as determined by the Company; (v) willful misconduct or gross negligence with regard to the Company, Parent or any of their subsidiaries; (vi) unlawful appropriation of a material corporate opportunity; or (vii) material breach of agreement with the Company or any of its affiliates, including any confidentiality or other restrictive covenant entered into between Mr. Sinclair and the Company or any of its affiliates, including the fair competition agreement.

Mid-Term Cash Incentive Plan and Special Refinancing Bonus Letters

Generally under the Mid-Term Cash Incentive Plan, if a participant experiences a termination of employment with the Company prior to payment, the unpaid portion of the participant’s Mid-Term Cash Bonus award is forfeited.  However, if (i) Mr. Covert, Ms. Thornton or Mr. Sinclair is terminated by us without Cause (as defined in their respective employment agreements with the Company) or (ii) Mr. Covert or Ms. Thornton terminates his or her employment for Good Reason (as defined in their respective employment agreements with the Company), the applicable executive will remain eligible to receive a pro rata portion of their respective award, if any, for a limited period following termination. The awards eligible to be earned by Messrs. Covert and Sinclair and Ms. Thornton are $7.0 million, $5.0 million and $5.0 million, respectively.  The Company did not achieve the Initial Mid-Term Plan Goal for fiscal 2017, so no awards were paid or became eligible for payment under the Mid-Term Cash Incentive Plan with respect to fiscal 2017.

Under the Special Refinancing Bonus Letters, if, within 45 days prior to a Refinancing Transaction (as defined in the Refinancing Bonus Letters), (i) Mr. Covert, Ms. Thornton or Mr. Sinclair experiences a termination of employment by the Company without Cause or (ii) Mr. Covert or Ms. Thornton terminates his or her employment for Good Reason, the applicable executive will receive the Refinancing Bonus.  The Refinancing Bonuses to be earned by Messrs. Covert and Sinclair and Ms. Thornton are $2.0 million, $1.0 million and $1.0 million, respectively.  A Refinancing Transaction did not occur in fiscal 2017, so no Refinancing Bonuses were paid or became eligible for payment during fiscal 2017.

The following table sets forth information on the potential payments to Mr. Covert, Ms. Thornton and Mr. Sinclair upon certain terminations or upon a change in control, assuming such termination or change in control occurred on January 27, 2017:

Name	Cash Payments ($)		Continuation of Group Health Plans ($)	Acceleration of Vesting of Options ($)
Geoffrey J. Covert
Termination Without Cause or With Good Reason	4,021,748	(a)	—	—
Change in Control	2,289,248	(b)	—	—
Death/Disability	832,500	(c)	—	—

Felicia Thornton
Termination Without Cause or With Good Reason	1,425,938	(d)	15,971	—	(e)
Change in Control followed by Termination Without Cause or With Good Reason	—		—	—	(e)
Death/Disability	450,938	(f)	—	—

Jack Sinclair
Termination Without Cause	975,000	(g)	—	—

(a)                                 Cash payment for Mr. Covert represents 12 months of base salary continuation ($900,000), annual cash bonus ($832,500) and the value of the unpaid payments under his transition program ($2,289,248).

(b)                                 Cash payment for Mr. Covert represents the value of the unpaid payments under his transition program ($2,289,248).

(c)                                  Cash payment for Mr. Covert represents annual cash bonus ($832,500).

(d)                                 Cash payment for Ms. Thornton represents 18 months of base salary continuation ($975,000) and annual cash bonus ($450,938).

(e)                                  The fair market value of Parent’s common stock underlying the options held by Ms. Thornton as of January 27, 2017, the date of her separation, was lower than the exercise price of such options.

(f)                                   Cash payment for Ms. Thornton represents annual cash bonus ($450,938).

(g)                                  Cash payment for Mr. Sinclair represents 18 months of base salary continuation ($975,000).

Compensation of Directors During Fiscal 2017

The Parent Board sets the compensation for each director who is not an officer of or otherwise employed by us (a “non-executive director”) based on recommendations from the Compensation Committee.  Non-executive directors who are employed by Ares or CPPIB do not receive compensation for their services as directors.  Messrs.  Axelrod, Fung and Giancamilli are not employed by Ares or CPPIB, and accordingly, they are the only directors who earned compensation for services as a director for fiscal 2017 (the “non-sponsor directors”).

Mr. Axelrod, as the longest tenured non-sponsor director, earned $50,000 in cash fees for his service on the Parent Board in fiscal 2017.

Mr. Giancamilli currently serves as the Chairman of the Parent Board.  For his service as member of the Parent Board, Mr. Giancamilli earned an annualized fee of $35,000.  For his service as Chairman of the Parent Board, he received an additional fee for such Chairman services at an annualized rate of $115,000, which resulted in Mr. Giancamilli earning an annualized fee of $150,000 in fiscal 2017.

Mr. Fung currently serves as the Chairman of the Audit Committee and member of the Parent Board.  For his service as member of the Parent Board, Mr. Fung earned an annualized fee of $35,000.  For his service as Chairman of the Audit Committee, he received an additional fee for such Chairman services at an annualized rate of $10,000, which resulted in Mr. Fung earning an annualized fee of $45,000 with respect to such period.  In addition, the outstanding Options with exercise prices in excess of $757 per share previously granted to Norman Axelrod, Andrew Giancamilli and Michael Fung, members of the Board, were amended to lower the exercise price to $757 per share.  The purpose of amending these options to lower their exercise prices is to ensure directors remain incentivized by their options, and to promote share ownership by directors so as to align director and shareholder interests.

The following table provides information regarding the compensation earned by or awarded to our non-executive directors who did not serve as named executive officers during fiscal 2017:

Name	Fees Earned or Paid in Cash ($)	Repriced Options ($)	Total ($)
Norman Axelrod	$50,000	$14,615	$64,615
Andrew Giancamilli	$150,000	$7,855	$157,855
Michael Fung	$45,000	$19,325	$64,325

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Axelrod, Nishi and Gies.  To our knowledge, there were no interrelationships involving members of the Compensation Committee or other directors requiring disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

All of the outstanding membership units of 99 Cents Only Stores LLC are held directly by Parent.

The following table sets forth, as of March 31, 2017, certain information relating to the ownership of the common stock of Parent by (i) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our current executive officers and directors as a group. Shares issuable upon the exercise of options exercisable on March 31, 2017 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  The percentages of shares outstanding provided in the table below are based upon 542,720 shares of Class A Common Stock and 542,720 shares of Class B Common Stock outstanding as of March 31, 2017.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock of Parent	Percent of Class A Common Stock of Parent	Number of Shares of Class B Common Stock of Parent		Percent of Class B Common Stock of Parent
Directors and Named Executive Officers (2)
Geoffrey J. Covert (3)	19,375	3.45%	19,375		3.45%
Felicia Thornton (4)	6,250	1.14%	6,250		1.14%
Jack Sinclair (5)	6,250	1.14%	6,250		1.14%
Norman Axelrod (6)	1,250	*	1,250		*
Michael Fung (7)	460	*	460		*
Andrew Giancamilli (8)	798	*	798		*
Dennis Gies (9)	—	—	—		—
David Kaplan (10)	—	—	—		—
Scott Nishi (11)	—	—	—		—
Allyson Satin (12)	—	—	—		—
All of our current executive officers and directors as a group, 10 persons	34,383	5.97%	34,483		5.97%
Beneficial Owners of 5% or More of Parent’s Outstanding Common Stock
Ares Corporate Opportunities Fund III, L.P. (13)	335,900	61.89%	373,900	(14)	68.89%
CPP Investment Board (USRE II) Inc. (15)	200,000	36.85%	162,000		29.85%

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

(3)                                 Consists of 15,500 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Covert upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2017  and 3,875 shares of each of Class A Common Stock and Class B Common stock issuable to Mr. Covert upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(4)                                 Consists of 5,000 shares of each of Class A Common Stock and Class B Common Stock issuable to Ms. Thornton upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2017 and 1,250 shares of each of Class A Common Stock and Class B Common stock issuable to Ms. Thornton upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(5)                                 Consists of 5,000 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Sinclair upon the exercise of performance-based options which may become exercisable within 60 days of March 31, 2017 and 1,250 shares of each of Class A Common Stock and Class B Common stock issuable to Mr. Sinclair upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(6)                                 Consists of (i) (a) 500 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Axelrod and (b) 250 shares of each of Class A Common Stock and Class B Common Stock directly held by AS Skip, LLC, a Delaware limited liability company of which Mr. Axelrod is the managing member; such shares were purchased in connection with a Stock Purchase Agreement, dated as of June 11, 2012, for an aggregate purchase price of $750,000, and (ii) 500 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Axelrod upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(7)                                 Consists of (i) 310 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Fung; such shares were purchased in connection with a Stock Purchase Agreement, dated as of April 11, 2014, for an aggregate purchase price of $398,970 and (ii) 150 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Fung upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(8)                                 Consists of (i) 410 shares of each of Class A Common Stock and Class B Common Stock directly held by Mr. Giancamilli; such shares were purchased in connection with a Stock Purchase Agreement, dated as of October 8, 2013, for an aggregate purchase price of $499,790, and (ii) 388 shares of each of Class A Common Stock and Class B Common Stock issuable to Mr. Giancamilli upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2017.

(9)                                 The address of Mr. Gies is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.  Mr. Gies is a Principal in the Private Equity Group of Ares Management.  Mr. Gies expressly disclaims beneficial ownership of the shares owned by Ares.

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

(12)                          The address of Ms. Satin is c/o Ares Management LLC, 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.  Ms. Satin is a Principal in the Private Equity Group of Ares Management.  Ms. Satin expressly disclaims beneficial ownership of the shares owned by Ares.

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

(14)                          38,000 of these shares of Class B Common Stock are subject to (i) a call right that allows CPP Investment Board (USRE II) Inc. (“CPP”) to repurchase such stock at any time for de minimis consideration and (ii) a proxy by which Ares is to take certain actions requested by CPP to elect or remove the directors of Parent or certain other matters.

(15)                          Refers to shares owned by CPP acquired in connection with the Merger.  CPP is a wholly owned subsidiary of CPPIB.  CPPIB is managed by a board of directors.  Because the board of directors acts by consensus/majority approval, none of the directors has sole voting or dispositive power with respect to the shares of stock of Parent owned by CPP.  Mr. Nishi expressly disclaims beneficial ownership of such shares.  The address of each of CPP and CPPIB is c/o Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, ON, M5C 2W5.

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

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In fiscal 2015, the Company did not reimburse affiliates of the Sponsors for any expenses.  The Sponsors provided no services to us during fiscal 2015.  In fiscal 2016, the Company reimbursed affiliates of the Sponsors their expenses in the amount of $0.4 million.  In fiscal 2017, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million.

Credit Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of January 29, 2016, these affiliates no longer held any term loans under the First Lien Term Loan Facility.  As of January 27, 2017, funds affiliated with Ares and CPPIB held approximately $130.5 million of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of January 27, 2017 and January 29, 2016 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Director Independence

As of March 31, 2017, the Parent Board was comprised of Norman Axelrod, Michael Fung, Andrew Giancamilli, Dennis Gies, Geoffrey Covert, David Kaplan, Scott Nishi and Allyson Satin.  Pursuant to the stockholders agreement of Parent, Messrs. Axelrod, Gies, Kaplan and Satin were designated by Ares and Mr. Nishi was designated by CPPIB.  Messrs. , Fung and Giancamilli were designated and approved by the Sponsors.  Mr. Covert, as chief executive officer, was elected pursuant to the stockholders agreement of Parent.  We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors or other governing body be independent.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as our independent registered public accounting firm and reported on our Consolidated Financial Statements for fiscal 2017 and fiscal 2016.

Services provided by EY and related fees for fiscal 2017 and fiscal 2016 were as follows:

	Year Ended January 27, 2017	Year Ended January 29, 2016

Audit Fees (a)	$1,329,854	$1,716,071
Audit Related Fees(b)	—	—
Tax Fees(c)	78,094	94,960
All Other Fees	—	—

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

The Audit Committee has considered whether the provision of non-audit services by our principal registered public accounting firm is compatible with maintaining auditor independence and determined that it is.  Pursuant to the rules of the Securities and Exchange Commission, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The Audit Committee has a practice of granting pre-approval to certain specific audit and audit-related services and other services.  The Audit Committee pre-approved 100% of the audit and tax services provided by EY during fiscal 2017 and fiscal 2016.

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

Item 16. Form 10-K Summary

None.

99 Cents Only Stores LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Beginning of Period	Addition	Reduction	End of Period

For the year ended January 27, 2017
Allowance for doubtful accounts	$140	21	39	$122
Tax valuation allowance	$88,298	64,204	14,807	$137,695

For the year ended January 29, 2016
Allowance for doubtful accounts	$58	116	34	$140
Tax valuation allowance	$—	88,298	—	$88,298

For the year ended January 30, 2015
Allowance for doubtful accounts	$107	67	116	$58
Tax valuation allowance	$—	—	—	$—

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Number Holdings, Inc., Number Merger Sub, Inc. and Registrant, dated October 11, 2011.(1)
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013.(2)
3.5	Certificate of Incorporation of 99 Cents Only Stores Texas, Inc.(5)
3.6	Bylaws of 99 Cents Only Stores Texas, Inc.(5)
4.1	Indenture, dated as of December 29, 2011, between Number Merger Sub, Inc. and Wilmington Trust, National Association, as trustee.(3)
4.2	Supplemental Indenture, dated as of January 13, 2012, among the Registrant, 99 Cents Only Stores Texas, Inc., 99 Cents Only Stores and Wilmington Trust, National Association, as trustee.(3)
4.3	Registration Rights Agreement, dated as of December 29, 2011, between Number Merger Sub, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers (as defined therein).(3)
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

10.14	First Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of September 27, 2013.(2)
10.15

Amendment No. 2 to the ABL Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.16

Amendment No. 2 to the Term Credit Agreement, dated as of October 8, 2013, among the Registrant, Number Holdings, Inc., each other Loan Party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(2)

10.17

Purchase Agreement, dated as of October 15, 2013, by and among Number Holdings, Inc., Sherry Gold, individually and in her capacity as Trustee of The Gold Revocable Trust dated 10/26/2005, Jeff Gold, Howard Gold, Karen Schiffer and Eric Schiffer.(8)

10.18

Stockholders Agreement, dated as of January 13, 2012, among Number Holdings, Inc., Ares Corporate Opportunities Fund III, L.P., Canada Pension Plan Investment Board and the Other Stockholders party thereto.(5)

10.19	First Amendment to Stockholders Agreement, dated as of December 16, 2013, by and between Ares Corporate Opportunities Fund III, L.P. and CPP Investment Board (USRE II) Inc.(4)
10.20	Severance Agreement, dated as of April 17, 2013, among the Registrant and Mike Kvitko.(9)
10.21	Non-Qualified Stock Option Agreement pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of February 5, 2015, among Number Holdings, Inc. and Bradley Lukow.(9)
10.22	Consulting Agreement, dated July 6, 2015, among the Registrant and Bradley Lukow.(10)
10.23	Consulting Agreement, dated May 26, 2015, among the Registrant and Stéphane Gonthier.(11)
10.24	Consulting Agreement, dated May 26, 2015, among the Registrant and Andrew Giancamilli.(11)
10.25	Consulting Agreement, dated August 24, 2015, among the Registrant and Michael Fung.(12)
10.26

Amendment No. 3 to the ABL Credit Agreement, dated August 24, 2015, among the Company, Number Holdings, Inc., each other Loan Party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(12)

10.27	Employment Agreement, dated September 11, 2015, among the Registrant and Geoffrey J. Covert.(14)
10.28	Non-Qualified Stock Option Agreement ($750) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(14)
10.29	Non-Qualified Stock Option Agreement ($1000) pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(14)
10.30	Employment Agreement, dated October 31, 2015, among the Registrant and Felicia Thornton.(13)
10.31	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton.(14)
10.32	Non-Qualified Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of December 2, 2015, between Number Holdings, Inc. and Jack Sinclair.(15)
10.33

Amendment No. 4 to the ABL Credit Agreement, dated April 8, 2016, among the Company, Number Holdings, Inc., each other Loan Party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.(16)

10.34	Second Amendment to the 2012 Stock Incentive Plan of Number Holdings, Inc., dated as of July 26, 2016. (17)
10.35	2016 Mid-Term Cash Incentive Plan.(17)
10.36	Form of Mid-Term Cash Incentive Plan Letter Agreement.(17)
10.37	Form of Refinancing Bonus Letter Agreement.(17)
10.38	Form of Non-Qualified Employee Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan.(17)
10.39

Non-Qualified Amended and Restated Stock Option Agreement ($750), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(17)

10.40

Non-Qualified Amended and Restated Stock Option Agreement ($1000), pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of September 21, 2015, between Number Holdings, Inc. and Geoffrey J. Covert.(17)

10.41

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of November 13, 2015, between Number Holdings, Inc. and Felicia Thornton.(17)

10.42

Non-Qualified Amended and Restated Stock Option Agreement, pursuant to the Number Holdings, Inc. 2012 Stock Incentive Plan, dated as of December 2, 2015, between Number Holdings, Inc. and Jack Sinclair.(17)

10.43	Employment Agreement, dated August 24, 2016, among the Registrant and Jack Sinclair.(18)
21.0	Subsidiaries*
31(a)	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31(b)	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32(a)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
32(b)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Furnished herewith.

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
(15) Incorporated by reference from the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 28, 2016
(16) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2016.
(17) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 9, 2016.
(18) Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

99 CENTS ONLY STORES LLC

/s/ Geoffrey J. Covert
Date: April 26, 2017	By:	Geoffrey J. Covert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey J. Covert
Geoffrey J. Covert	President, Chief Executive Officer and Director (principal executive officer)	April 26, 2017
/s/ Felicia Thornton
Felicia Thornton	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	April 26, 2017

/s/ Norman Axelrod
Norman Axelrod	Director	April 26, 2017

/s/ Michael Fung
Michael Fung	Director	April 26, 2017

/s/Andrew Giancamilli
Andrew Giancamilli	Chairman of the Board	April 26, 2017

/s/ Dennis Gies
Dennis Gies	Director	April 26, 2017

/s/ Scott Nishi
Scott Nishi	Director	April 26, 2017

/s/ Allyson Satin
Allyson Satin	Director	April 26, 2017

/s/ David Kaplan
David Kaplan	Director	April 26, 2017