Form 10-Q
period 2017-04-28
99 CENTS ONLY STORES LLC
filed 2017-06-09
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

As of June 7, 2017, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  The words “expect,” “estimate,” “anticipate,” “predict,” “will,” “project,” “plan,” “believe” and other similar expressions and variations thereof are intended to identify forward-looking statements.  Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of 99 Cents Only Stores LLC and its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, and (b) the business and growth strategies of the Company (including the Company’s store opening growth rate) and (c) our investments in our existing stores, warehouse and distribution facilities and information systems, that are not historical in nature.  The term the “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the conversion to a California limited liability company effective October 18, 2013 and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after such conversion.  Readers are cautioned not to put undue reliance on such forward-looking statements.  Such forward-looking statements are and will be based on the Company’s then-current expectations, estimates and assumptions regarding future events and are applicable only as of the date of such statements.  The Company may not realize its expectations and its estimates and assumptions may not prove correct.  In addition, such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in the Company’s Annual Report on Form 10-K containing the Company’s most recent audited financial statements for the fiscal year ended January 27, 2017 filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 28, 2017	January 27, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,420	$2,448
Accounts receivable, net of allowance for doubtful accounts of $73 and $122 at April 28, 2017 and January 27, 2017, respectively	3,353	3,510
Income taxes receivable	3,861	3,876
Inventories, net	184,663	175,892
Assets held for sale	4,903	4,903
Other	18,878	10,307
Total current assets	218,078	200,936
Property and equipment, net	485,854	507,620
Deferred financing costs, net	2,984	3,488
Intangible assets, net	445,622	447,027
Goodwill	380,643	380,643
Deposits and other assets	8,607	8,592
Total assets	$1,541,788	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$111,565	$86,588
Payroll and payroll-related	25,571	24,110
Sales tax	16,574	19,389
Other accrued expenses	55,513	46,082
Workers’ compensation	69,408	69,169
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	1,214	31,330
Total current liabilities	285,983	282,806
Long-term debt, net of current portion	858,850	865,375
Unfavorable lease commitments, net	3,674	3,988
Deferred rent	30,791	30,360
Deferred compensation liability	868	816
Capital and financing lease obligation, net of current portions	53,775	47,195
Deferred income taxes	161,450	161,450
Other liabilities	10,995	12,297
Total liabilities	1,406,386	1,404,287

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at April 28, 2017 and January 27, 2017	551,054	550,918
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(396,452)	(387,699)
Total equity	135,402	144,019
Total liabilities and equity	$1,541,788	$1,548,306

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	April 28, 2017	April 29, 2016

Net Sales:
99¢ Only Stores	$537,992	$501,766
Bargain Wholesale	9,520	11,163
Total sales	547,512	512,929
Cost of sales	385,159	363,962
Gross profit	162,353	148,967
Selling, general and administrative expenses	153,751	157,229
Operating income (loss)	8,602	(8,262)

Other (income) expense:
Interest income	(2)	(2)
Interest expense	17,342	16,526
Loss on extinguishment	—	335
Total other expense, net	17,340	16,859
Loss before provision for income taxes	(8,738)	(25,121)
Provision for income taxes	15	73
Net loss	$(8,753)	$(25,194)
Other comprehensive income, net of tax:

Unrealized losses on interest rate cash flow hedge	—	(214)
Less: reclassification adjustment included in net income	—	379

Other comprehensive income, net of tax	—	165

Comprehensive loss	$(8,753)	$(25,029)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Quarter Ended
	April 28, 2017	April 29, 2016

Cash flows from operating activities:
Net loss	$(8,753)	$(25,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,939	16,302
Amortization of deferred financing costs and accretion of OID	1,714	1,304
Amortization of intangible assets	438	437
Amortization of favorable/unfavorable leases, net	661	587
Loss on extinguishment of debt	—	335
Gain on disposal of fixed assets	(17,896)	(34)
Loss on interest rate hedge	—	409
Stock-based compensation	136	164
Changes in assets and liabilities associated with operating activities:
Accounts receivable	157	13
Inventories	(8,771)	29,686
Deposits and other assets	(8,508)	1,758
Accounts payable	22,298	(5,170)
Accrued expenses	8,077	3,403
Accrued workers’ compensation	239	117
Income taxes	15	1,443
Deferred rent	431	176
Other long-term liabilities	(2,719)	(166)
Net cash provided by operating activities	4,458	25,570

Cash flows from investing activities:
Purchases of property and equipment	(7,367)	(13,373)
Proceeds from sale of property and fixed assets	4,064	4
Net cash used in investing activities	(3,303)	(13,369)

Cash flows from financing activities:
Payment of long-term debt	(1,535)	(1,535)
Proceeds under revolving credit facility	46,400	64,800
Payments under revolving credit facility	(52,600)	(72,600)
Payments of debt issuance costs	—	(4,594)
Proceeds from financing lease obligations	6,840	2,031
Payments of capital and financing lease obligations	(288)	(239)
Net cash used in financing activities	(1,183)	(12,137)
Net (decrease) increase in cash	(28)	64
Cash - beginning of period	2,448	2,312
Cash - end of period	$2,420	$2,376
Supplemental cash flow information:
Income taxes refunded	$—	$(1,370)
Interest paid	$8,304	$8,365
Non-cash investing activities for purchases of property and equipment	$(2,679)	$(536)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 27, 2017) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of April 28, 2017, the Company operated 390 retail stores with 283 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

Merger

On January 13, 2012, the Company was acquired through a merger (the “Merger”) with a subsidiary of Parent with the Company surviving.  In connection with the Merger, the Company became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB” and, together with Ares, the “Sponsors”). As a result of the Merger, the Company’s common stock was delisted from the New York Stock Exchange and the Company ceased to be a publicly held and traded equity company.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  In the opinion of the Company’s management, these interim unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations for each of the periods presented.  The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 2, 2018 (“fiscal 2018”).

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  The Company’s fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The first quarter ended April 28, 2017 (the “first quarter of fiscal 2018”) and the first quarter ended April 29, 2016 (the “first quarter of fiscal 2017”) were each comprised of 91 days.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $6.5 million and $7.0 million as of April 28, 2017 and January 27, 2017, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Inventory costs are established using a methodology that approximates first in, first out, which for store inventories is based on a retail inventory method.  Valuation allowances for shrinkage as well as excess and obsolete inventory are also recorded.  The Company includes spoilage, scrap and shrink in its definition of shrinkage.  Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the applicable period.  Such estimates are based on experience and the most recent physical inventory results.  Physical inventory counts are completed at each of the Company’s retail stores at least once a year by an outside inventory service company.  The Company performs inventory cycle counts at its warehouses throughout the year.  The Company also performs inventory reviews and analysis on a quarterly basis for both warehouse and store inventory to determine inventory valuation allowances for excess and obsolete inventory.  The valuation allowances for excess and obsolete inventory are based on the age of the inventory, sales trends and future merchandising plans.  The valuation allowances for excess and obsolete inventory require management judgment and estimates that may impact the ending inventory valuation and valuation allowances that may have a material effect on the reported gross margin for the period. These estimates are subject to change based on management’s evaluation of, and response to, a variety of factors and trends, including, but not limited to, consumer preferences and buying patterns, age of inventory, increased competition, inventory management, merchandising strategies and historical sell through trends.  The Company’s ability to adequately evaluate the impact of inventory management and merchandising strategies executed in response to such factors and trends in future periods could have a material impact on such estimates.

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

During the third quarter of fiscal 2016, the Company determined that indicators of impairment existed to require an interim impairment analysis of goodwill and trade name.  The first step evaluation concluded that the fair value of the retail reporting unit was below its carrying value.  The Company performed step two of the goodwill impairment test.  As a result of the preliminary analysis and based on best estimate, the Company recorded a $120.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2016, which was reflected as goodwill impairment in the consolidated statements of comprehensive income (loss).  The finalization of the preliminary goodwill impairment test was completed in the fourth quarter of fiscal 2016 and resulted in a $20.9 million adjustment in goodwill, lowering the estimated third quarter of fiscal 2016 goodwill impairment charge from $120.0 million to $99.1 million.

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

During the first quarter of fiscal 2018, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

During the first quarter of fiscal 2018, the Company sold and concurrently leased back a future store site with an aggregate carrying value of $1.4 million and received net proceeds from this transaction of $6.8 million, which will be applied towards the construction of the future store.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transaction closed.  The Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance.  As of April 28, 2017, the Company has recorded a financing lease obligation of $6.9 million (as a component of current and non-current liabilities).  During the first quarter of fiscal 2018, the Company sold and concurrently leased back a store with a carrying value of $2.2 million and received net proceeds from this transaction of $4.0 million.  The resulting lease qualifies as and is accounted for as an operating lease.  The Company will amortize the deferred gain of $1.8 million relating to the sale-leaseback transaction over the lease term.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of April 28, 2017 and January 27, 2017.

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

Comprehensive Income

OCI includes unrealized gains or losses on interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and unfavorable leases (in thousands):

	April 28, 2017				January 27, 2017
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(99,102)	$—	$380,643	$479,745	$(99,102)	$—	$380,643
Trade name	410,000	—	—	410,000	410,000	—	—	410,000
Total indefinite lived intangible assets	$889,745	$(99,102)	$—	$790,643	$889,745	$(99,102)	$—	$790,643
Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(485)	$945	$2,000	$(570)	$(470)	$960
Bargain Wholesale customer relationships	20,000	—	(8,822)	11,178	20,000	—	(8,408)	11,592
Favorable leases	45,871	(566)	(21,806)	23,499	45,871	(566)	(20,830)	24,475
Total finite lived intangible assets	67,871	(1,136)	(31,113)	35,622	67,871	(1,136)	(29,708)	37,027
Total goodwill and other intangible assets	$957,616	$(100,238)	$(31,113)	$826,265	$957,616	$(100,238)	$(29,708)	$827,670

	April 28, 2017			January 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	$19,835	$(16,161)	$3,674	$19,835	$(15,847)	$3,988

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	April 28, 2017	January 27, 2017
Land	$155,009	$167,544
Buildings	108,089	110,327
Buildings improvements	76,438	77,246
Leasehold improvements	208,102	205,336
Fixtures and equipment	215,649	209,397
Transportation equipment	11,893	11,893
Construction in progress	15,440	16,724
Total property and equipment	790,620	798,467
Less: accumulated depreciation and amortization	(304,766)	(290,847)
Property and equipment, net	$485,854	$507,620

4.                                      Comprehensive Loss

The following table sets forth the calculation of comprehensive loss, net of tax effects (in thousands):

	For the First Quarter Ended
	April 28, 2017	April 29, 2016

Net loss	$(8,753)	$(25,194)
Unrealized loss on interest rate cash flow hedge, net of tax effects of $0 for the first quarter of each of fiscal 2018 and fiscal 2017, respectively	—	(214)
Reclassification adjustment, net of tax effects of $0 for the first quarter of each of fiscal 2018 and fiscal 2017, respectively	—	379
Total gains, net	—	165
Total comprehensive loss	$(8,753)	$(25,029)

Amounts in accumulated other comprehensive loss as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of accumulated other comprehensive loss in the first quarter of fiscal 2017 presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	April 28, 2017	January 27, 2017

ABL Facility	$33,100	$39,300
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $2,534 and $2,888 as of April 28, 2017 and January 27, 2017, respectively	589,794	590,974
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(7,906)	(8,761)
Total debt	864,988	871,513
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$858,850	$865,375

As of April 28, 2017 and January 27, 2017, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	April 28, 2017	January 27, 2017

ABL Facility (included in non-current deferred financing costs)	$2,984	$3,488
First Lien Term Loan Facility (included in long-term debt, net of current portion)	2,601	2,964
Senior Notes (included in long-term debt, net of current portion)	5,305	5,797
Total deferred financing costs, net	$10,890	$12,249

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.00% as of April 28, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of April 28, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.61% (1.11% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of April 28, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $592.3 million.

Following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2017.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of April 28, 2017, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of April 28, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at April 28, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended April 28, 2017).  The Company must also pay customary letter of credit fees and agency fees.

As of April 28, 2017, borrowings under the ABL Facility were $33.1 million, outstanding letters of credit were $32.4 million and availability under the ABL Facility subject to the borrowing base, was $50.8 million.  As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.

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

As of April 28, 2017, the Company was in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of April 28, 2017, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the First Quarter Ended
	April 28, 2017	April 29, 2016

First Lien Term Loan Facility	$6,811	$7,229
ABL Facility	781	555
Senior Notes	6,951	6,875
Amortization of deferred financing costs and OID	1,714	1,302
Other interest expense	1,085	565
Interest expense	$17,342	$16,526

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

Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at April 28, 2017 and January 27, 2017. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	April 28, 2017	January 27, 2017

Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$549	$831
Transition payments (included in other long-term liabilities)	$210	$217

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive income (loss) is as follows (in thousands):

	For the First Quarter Ended
	April 28, 2017	April 29, 2016

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$—	$214
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$—	$379
(Loss) gain related to ineffective portion of derivative recognized in interest expense	$—	$30
Derivatives not designated as hedging instruments:
Loss recognized in selling, general and administrative expenses	$136	$869

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of April 28, 2017:

	April 28, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$868	$868	$—	$—
LIABILITIES
Other current liabilities — transition payments	$549	$—	$—	$549
Other long-term liabilities — transition payments	$210	$—	$—	$210
Other long-term liabilities — deferred compensation	$868	$868	$—	$—

Level 1 measurements include $0.9 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of April 28, 2017.

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first quarter of fiscal 2018.

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the First Quarter Ended
Transition Payments	April 28, 2017	April 29, 2016
Description
Beginning balance	$(1,048)	$(1,205)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	(136)	(869)
Included in other comprehensive loss	—	—
Purchases, sales, issues and settlements:
Settlements	425	852
Ending balance	$(759)	$(1,222)
Total amount of unrealized losses for the period included in earnings relating to liabilities held at the reporting period	$(88)	$(570)

(1)         Losses are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financing costs.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of April 28, 2017 and January 27, 2017.

The fair value of the First Lien Term Loan Facility was estimated at $561.2 million, or $31.1 million lower than its carrying value, as of April 28, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $516.7 million, or $77.2 million lower than its carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $211.3 million, or $38.8 million lower than the carrying value, as of April 28, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $166.9 million, or $83.1 million lower than the carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes equity awards to be granted for up to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  As of April 28, 2017, options for 81,935 shares of each of Class A Common Stock and Class B Common Stock were outstanding and held by employees, members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 21,770 time-based and 17,915 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of April 28, 2017.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  In accordance with the adoption of ASU No. 2016-09, “Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2018, the Company elected to recognize forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific options forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period stock-based compensation expense.  During the first quarter of fiscal 2018 and 2017, the Company recorded stock-based compensation expense of $0.1 million and $0.2 million, respectively.

There were no stock option grants in the first quarter of fiscal 2018.

The following summarizes stock option activity in the first quarter of fiscal 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	82,140	$800
Granted	—	$—
Exercised	—	$—
Cancelled	(205)	$757
Outstanding at the end of the period	81,935	$800	8.7
Exercisable at the end of the period	16,049	$784	8.7

The following table summarizes the stock awards available for grant under the 2012 Plan as of April 28, 2017:

Number of Shares
Available for grant as of January 27, 2017	4,670
Authorized	—
Granted	—
Cancelled	205
Available for grant at April 28, 2017	4,875

9.                                      Related-Party Transactions

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In the first quarter of fiscal 2018, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million.

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of April 28, 2017 and January 27, 2017, funds affiliated with Ares and CPPIB held approximately $130.2 million and $130.5 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of April 28, 2017 and January 27, 2017 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first quarter of fiscal 2018 was a provision rate of (0.2)% compared to a provision rate of rate of (0.3)% for the first quarter of fiscal 2017.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The effective tax rate reflects the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016, and the effect of not recognizing the benefit of losses incurred in fiscal 2018 and 2017 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

The Company assesses its ability to realize deferred tax assets throughout the fiscal year.  As a result of this assessment during the second quarter of fiscal 2016, the Company concluded that it was more likely than not that the Company would not realize its deferred tax assets.  Therefore, in the second quarter of fiscal 2016, the Company recorded a $31.7 million increase to provision for income taxes in order to establish a valuation allowance against such net deferred tax assets.

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

As of April 28, 2017 and January 27, 2017, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or the fiscal year ending January 26, 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending July 31, 2020. The maximum payout under the Mid-Term Cash Incentive Plan is $22.5 million. The Company recognizes the expense associated with this Mid-Term Cash Incentive Plan over the requisite service periods and has accrued $8.9 million and $6.0 million as of April 28, 2017 and January 27, 2017, respectively.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of April 28, 2017.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of April 28, 2017 and January 27, 2017, the Company had recorded a liability of $69.3 million and $69.1 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of April 28, 2017 and January 27, 2017 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of each of April 28, 2017 and January 27, 2017, the Company had recorded a liability of $0.7 million and $0.9 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

Sale of Warehouse Facility

On July 6, 2016, the Company sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. In addition to the proceeds, $1.0 million purchase price consideration had been held in escrow for the buyer to make certain repairs, and any amount not used for such repairs would be paid to the Company. The repairs were completed in January 2017 and the Company received $0.6 million from amounts held in escrow. The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed. The resulting lease was accounted for as a financing lease and the Company recorded a financing lease obligation of $30.1 million (as a component of current liabilities) as of January 27, 2017.  The Company exited the warehouse facility in March 2017, de-recognized the assets and financing lease obligation and recorded a gain on sale of $18.5 million as part of selling, general and administrative expenses in the first quarter of fiscal 2018.

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a Private Attorneys General Act of 2004 (“PAGA”) claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay has been lifted and the parties mediated this matter on October 19, 2016.  The mediation did not result in a settlement. A bench trial was originally scheduled for May 31, 2017, and had been continued by the Court to June 6, 2017.  The Court bifurcated the trial so that it will address liability in the first phase, and penalties in a second phase, if necessary.  The Company filed a motion to strike the representative allegations in the complaint and focus the trial on the two stores where the named Plaintiffs worked.  That motion was heard on May 9, 2017, and, on May 25, 2017, the motion to strike was denied and the motion to phase trial was granted.  The parties are engaged in settlement discussions and any settlement will be subject to statutory notice requirements and conditioned upon court approval.  The Court has continued the trial to July 12, 2017, to allow time to prepare settlement documentation. The Company accrued an immaterial amount related to this matter as of April 28, 2017.  If the settlement is not finalized or not approved by the Court, the Company will not be able to predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification was fully briefed.  Plaintiff also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  At the Court’s request the parties mediated this matter prior to any ruling on the class certification motion and the motion to strike.  That mediation took place on March 2, 2017, and did not result in a settlement.  The motion for class certification and motion to strike were heard on April 20, 2017, and on April 26, 2017, the Court denied both motions.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court and was mediated along with the Barriga action on March 2, 2017.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that could result from such lawsuits.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, in the Superior Court of the State of California, County of Los Angeles on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Mr. Clavel alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  BaronHR has also answered the First Amended Complaint.  Trial has been set to commence on July 18, 2017.  A mediation took place on January 19, 2017, and at the conclusion of the mediation, the parties executed a term sheet settlement agreement to resolve the alleged PAGA claims.  The parties have now executed a long-form settlement agreement reflecting the final terms; however, the settlement is contingent on Court approval.  The Company accrued an immaterial amount related to this matter as of January 27, 2017 and April 28, 2017.  If the proposed settlement is not finalized or not approved by the Court, the Company will not be able to predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Jimmy Mejia, et al. v. 99 Cents Only Stores LLC.  Former store associates Jimmy Mejia and Yamilet Serrano filed an action against the Company on September 16, 2016, in the Superior Court of the State of California, County of Los Angeles on behalf of themselves and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay timely wages during employment and upon termination, and failure to provide proper wage statements.  On November 14, 2016, the Company answered the complaint, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  Trial has been scheduled for January 8, 2018.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Venzel Bradford v. BaronHR, Inc., et al.  Former warehouse worker Venzel Bradford filed a putative class action complaint against BaronHR, Inc., Solvis Staffing Services, Inc., Personnel Staffing Group, LLC, and the Company on April 26, 2017, in the Superior Court of the State of California, County of Los Angeles.  On behalf of himself and all others alleged to be similarly situated, Bradford is asserting claims for failure to pay overtime wages, failure to provide meal and rest periods, waiting time penalties, failure to provide proper wage statements, and unfair competition.  Bradford was not employed by the Company; he was employed by one or more of the staffing agencies named as defendants.  The Company has not yet been served with the complaint and intends to seek indemnity from the employing agency(ies).  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

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

12.                               Assets Held for Sale

Assets held for sale as of April 28, 2017 and January 27, 2017 consisted of vacant land in Rancho Mirage and Los Angeles, California and land in Bullhead, Arizona with an aggregate carrying value of $4.9 million.

13.                               Other Accrued Expenses

Other accrued expenses as of April 28, 2017 and January 27, 2017 are as follows (in thousands):

	April 28, 2017	January 27, 2017
Accrued interest	$13,792	$6,840
Accrued occupancy costs	9,921	9,438
Accrued legal reserves and fees	11,426	10,624
Accrued California Redemption Value	2,557	2,343
Accrued transportation	4,821	4,598
Other	12,996	12,239
Total other accrued expenses	$55,513	$46,082

14.                               New Authoritative Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year, while allowing early adoption as of the original public entity date.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended application of the Topic 606, including disclosure requirements related to performance obligations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is primarily engaged in the business of selling consumable and general merchandise and seasonal products. Revenues from the sale of such products are recognized at the point of sale. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The Company expects to adopt ASU 2014-09 under the modified retrospective approach in the first quarter of fiscal 2019.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. This ASU should be applied prospectively.  The Company adopted this standard in the first quarter of fiscal 2018 and such adoption did not have an impact on the Company or its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. This ASU requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. The guidance will also allow entities to make an alternative policy election to account for forfeitures as they occur.  This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company adopted this standard in the first quarter of fiscal 2018. The Company made a policy election to account for forfeitures of share-based payments as they occur and implemented this provision using a modified retrospective transition.  There was no impact on retained earnings.  The Company also adopted other provisions of ASU 2016-09 in the first quarter of fiscal 2018 and the adoption of these provisions did not have an impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB has issued ASU No. 2016-17, “Interest Held through Related Parties that are under Common Control”, which provides guidance on the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (“VIE”) by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted.  The Company adopted this standard in the first quarter of fiscal 2018 and such adoption did not have an impact on the Company or its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for periods beginning after December 15, 2017 on a retrospective basis, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

On December 2016, FASB issued ASU 2016-19, “Technical Corrections and Improvements”, which includes amendments related to differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplifications to the Accounting Standards Codification, and minor improvements to the guidance. The amendments of the standard that require transition guidance are effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. All other amendments were effective immediately. The Company adopted this standard in the first quarter of fiscal 2018 and such adoption did not have an impact on the Company or its consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, which provides clarification about the term “in substance nonfinancial asset” and guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets. The new standard is effective for public entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the standard.  The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of April 28, 2017 and January 27, 2017, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of April 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,193	$1,096	$131	$—	$2,420
Accounts receivable, net	3,312	41	—	—	3,353
Income taxes receivable (payable)	3,870	(9)	—	—	3,861
Inventories, net	158,554	26,109	—	—	184,663
Assets held for sale	4,903	—	—	—	4,903
Other	17,655	1,210	13	—	18,878
Total current assets	189,487	28,447	144	—	218,078
Property and equipment, net	435,850	49,977	27	—	485,854
Deferred financing costs, net	2,984	—	—	—	2,984
Equity investments and advances to subsidiaries	809,919	744,795	3,017	(1,557,731)	—
Intangible assets, net	443,965	1,657	—	—	445,622
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,274	318	15	—	8,607
Total assets	$2,271,122	$825,194	$3,203	$(1,557,731)	$1,541,788

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$102,037	$9,528	$—	$—	$111,565
Intercompany payable	746,289	765,619	3,598	(1,515,506)	—
Payroll and payroll-related	23,877	1,694	—	—	25,571
Sales tax	15,892	682	—	—	16,574
Other accrued expenses	52,714	2,781	18	—	55,513
Workers’ compensation	69,336	72	—	—	69,408
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	1,214	—	—	—	1,214
Total current liabilities	1,017,497	780,376	3,616	(1,515,506)	285,983
Long-term debt, net of current portion	858,850	—	—	—	858,850
Unfavorable lease commitments, net	3,657	17	—	—	3,674
Deferred rent	28,628	2,162	1	—	30,791
Deferred compensation liability	868	—	—	—	868
Capital and financing lease obligation, net of current portion	53,775	—	—	—	53,775
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	10,995	—	—	—	10,995
Total liabilities	2,135,720	782,555	3,617	(1,515,506)	1,406,386

Member’s Equity:
Member units	551,054	—	1	(1)	551,054
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(396,452)	(57,304)	(415)	57,719	(396,452)
Total equity	135,402	42,639	(414)	(42,225)	135,402
Total liabilities and equity	$2,271,122	$825,194	$3,203	$(1,557,731)	$1,541,788

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 27, 2017

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,207	$1,105	$136	$—	$2,448
Accounts receivable, net	3,478	32	—	—	3,510
Income taxes receivable (payable)	3,885	(9)	—	—	3,876
Inventories, net	148,429	27,463	—	—	175,892
Assets held for sale	4,903	—	—	—	4,903
Other	9,571	723	13	—	10,307
Total current assets	171,473	29,314	149	—	200,936
Property and equipment, net	456,020	51,571	29	—	507,620
Deferred financing costs, net	3,488	—	—	—	3,488
Equity investments and advances to subsidiaries	766,276	696,162	2,907	(1,465,345)	—
Intangible assets, net	445,302	1,725	—	—	447,027
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,246	331	15	—	8,592
Total assets	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$78,835	$7,753	$—	$—	$86,588
Intercompany payable	697,590	719,397	3,497	(1,420,484)	—
Payroll and payroll-related	22,370	1,740	—	—	24,110
Sales tax	18,867	522	—	—	19,389
Other accrued expenses	43,962	2,103	17	—	46,082
Workers’ compensation	69,094	75	—	—	69,169
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	31,330	—	—	—	31,330
Total current liabilities	968,186	731,590	3,514	(1,420,484)	282,806
Long-term debt, net of current portion	865,375	—	—	—	865,375
Unfavorable lease commitments, net	3,969	19	—	—	3,988
Deferred rent	28,141	2,216	3	—	30,360
Deferred compensation liability	816	—	—	—	816
Capital and financing lease obligation, net of current portion	47,195	—	—	—	47,195
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	12,297	—	—	—	12,297
Total liabilities	2,087,429	733,825	3,517	(1,420,484)	1,404,287

Member’s Equity:
Member units	550,918	—	1	(1)	550,918
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(387,699)	(54,665)	(418)	55,083	(387,699)
Total equity	144,019	45,278	(417)	(44,861)	144,019
Total liabilities and equity	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Quarter Ended April 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$498,242	$49,270	$66	$(66)	$547,512
Cost of sales	347,331	37,828	—	—	385,159
Gross profit	150,911	11,442	66	(66)	162,353
Selling, general and administrative expenses	139,673	14,081	63	(66)	153,751
Operating income (loss)	11,238	(2,639)	3	—	8,602
Other (income) expense:
Interest income	(2)	—	—	—	(2)
Interest expense	17,342	—	—	—	17,342
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	2,636	—	—	(2,636)	—
Total other expense, net	19,976	—	—	(2,636)	17,340
(Loss) income before provision for income taxes	(8,738)	(2,639)	3	2,636	(8,738)
Provision for income taxes	15	—	—	—	15
Net (loss) income	$(8,753)	$(2,639)	$3	$2,636	$(8,753)
Comprehensive (loss) income	$(8,753)	$(2,639)	$3	$2,636	$(8,753)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended April 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,071	$392	$(5)	$—	$4,458
Cash flows from investing activities:
Purchases of property and equipment	(6,966)	(401)	—	—	(7,367)
Proceeds from sales of property and fixed assets	4,064	—	—	—	4,064
Net cash used in investing activities	(2,902)	(401)	—	—	(3,303)
Cash flows from financing activities:
Payments of long-term debt	(1,535)	—	—	—	(1,535)
Proceeds under revolving credit facility	46,400	—	—	—	46,400
Payments under revolving credit facility	(52,600)	—	—	—	(52,600)
Proceeds from financing lease obligations	6,840	—	—	—	6,840
Payments of capital and financing lease obligations	(288)	—	—	—	(288)
Net cash used in financing activities	(1,183)	—	—	—	(1,183)
Net decrease in cash	(14)	(9)	(5)	—	(28)
Cash — beginning of period	1,207	1,105	136	—	2,448
Cash — end of period	$1,193	$1,096	$131	$—	$2,420

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Quarter Ended April 29, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,784	$792	$(6)	$—	$25,570
Cash flows from investing activities:
Purchases of property and equipment	(12,632)	(740)	(1)	—	(13,373)
Proceeds from sales of property and fixed assets	4	—	—	—	4
Net cash used in investing activities	(12,628)	(740)	(1)	—	(13,369)
Cash flows from financing activities:
Payments of long-term debt	(1,535)	—	—	—	(1,535)
Proceeds under revolving credit facility	64,800	—	—	—	64,800
Payments under revolving credit facility	(72,600)	—	—	—	(72,600)
Payments of debt issuance costs	(4,594)	—	—	—	(4,594)
Proceeds from financing lease obligations	2,031	—	—	—	2,031
Payments of capital and financing lease obligations	(239)	—	—	—	(239)
Net cash used in financing activities	(12,137)	—	—	—	(12,137)
Net increase (decrease) in cash	19	52	(7)	—	64
Cash — beginning of period	1,266	1,009	37	—	2,312
Cash — end of period	$1,285	$1,061	$30	$—	$2,376

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q (this “Report”), unless the context suggests otherwise, the terms “Company,” “we,” “us,” and “our” refer to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 27, 2017) and to 99 Cents Only Stores LLC and its consolidated subsidiaries on or after the Conversion.

General

We are an extreme value retailer of consumable and general merchandise and seasonal products.  Our stores offer a wide assortment of regularly available consumer goods as well as a broad variety of first-quality closeout merchandise. In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving.  In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB” and, together with Ares, the “Sponsors”).

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  Fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The first quarter ended April 28, 2017 (the “first quarter of fiscal 2018”) and the first quarter ended April 29, 2016 (the “first quarter of fiscal 2017”) were each comprised of 91 days.

For the first quarter of fiscal 2018, we had net sales of $547.5 million, operating income of $8.6 million and a net loss of $8.8 million.  Sales increased during the first quarter of fiscal 2018 over the same period in fiscal 2017 primarily due to an increase in same-store sales of 6.9% and the full quarter effect of new stores opened in fiscal 2017.  First quarter of fiscal 2018 results were positively impacted by decreases in shrinkage and distribution and transportation expenses compared to the first quarter of fiscal 2017 as further discussed in “Results of Operations — First Quarter Ended April 28, 2017 Compared to First Quarter Ended April 29, 2016 — Gross Profit” and realized gain of $18.5 million on the sale of a warehouse facility as further discussed in “Results of Operations — First Quarter Ended April 28, 2017 Compared to First Quarter Ended April 29, 2016 — Selling, General and Administrative Expenses”.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

During the first quarter of fiscal 2018, we relocated one store in California. In fiscal 2018, we currently intend to open three new stores, all of which are expected to be opened in our existing markets.  We believe that our near term growth in fiscal 2018 will primarily result from new store openings in our existing territories and increases in same-store sales.

Critical Accounting Policies and Estimates

Our critical accounting policies reflecting management’s estimates and judgments are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  Since the filing of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017, there have been no other significant changes to our critical accounting policies and estimates.

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

Other (Income) Expense: Other (income) expense relates primarily to interest expense on our debt and financing leases and loss on extinguishment of debt.

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the First Quarter Ended
	April 28, 2017	% of Net Sales	April 29, 2016	% of Net Sales
Net Sales:
99¢ Only Stores	$537,992	98.3%	$501,766	97.8%
Bargain Wholesale	9,520	1.7	11,163	2.2
Total sales	547,512	100.0	512,929	100.0
Cost of sales	385,159	70.3	363,962	71.0
Gross profit	162,353	29.7	148,967	29.0
Selling, general and administrative expenses	153,751	28.1	157,229	30.7
Operating income (loss)	8,602	1.6	(8,262)	(1.6)
Other (income) expense:
Interest income	(2)	0.0	(2)	0.0
Interest expense	17,342	3.2	16,526	3.2
Loss on extinguishment of debt	—	0.0	335	0.1
Total other expense, net	17,340	3.2	16,859	3.3
Loss before provision for income taxes	(8,738)	(1.6)	(25,121)	(4.9)
Provision (benefit) for income taxes	15	(0.0)	73	(0.0)
Net (loss) income	$(8,753)	(1.6)%	$(25,194)	(4.9)%

First Quarter Ended April 28, 2017 Compared to First Quarter Ended April 29, 2016

Net sales.  Total net sales increased $34.6 million, or 6.7%, to $547.5 million in the first quarter of fiscal 2018, from $512.9 million in the first quarter of fiscal 2017.  Net retail sales increased $36.3 million, or 7.2%, to $538.0 million in the first quarter of fiscal 2018, from $501.7 million in the first quarter of fiscal 2017.  Bargain Wholesale net sales decreased by $1.7 million, or 14.7%, to $9.5 million in the first quarter of fiscal 2018, from $11.2 million in the first quarter of fiscal 2017.  The $36.3 million increase in net retail sales was primarily due to a 6.9% increase in same-store sales and the full quarter effect of stores opened in fiscal 2017.  The increase in retail sales was partially offset by a decrease in sales of approximately $6.9 million due to the impact of closed stores. Same-store sales increased 6.9% compared to the first quarter of fiscal 2017, with higher customer traffic of 4.2% and higher average ticket of 2.5%. The increase in same-store sales was primarily driven by higher sales from general merchandise and seasonal, in part due to better product assortment and improved store execution, as well as improved sales from fresh offerings driven by better product availability, improved in-stock levels and improved execution of the partnerships with our third party produce distributors.

Gross profit.  Gross profit increased $13.4 million, or 9.0%, to $162.4 million in the first quarter of fiscal 2018, from $149.0 million in the first quarter of 2017.  As a percentage of net sales, overall gross margin increased to 29.7% in the first quarter of fiscal 2018, from 29.0% in the first quarter of fiscal 2017.  Among the gross profit components, shrinkage improved by 90 basis points compared to fiscal 2017 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin decreased by 60 basis points compared to the first quarter of fiscal 2017 primarily as a result of  margin compression in general merchandise categories driven by a higher mix of lower margin above $1 products, as well as margin investments in the partnerships with our third party produce distributors.  Distribution and transportation expenses decreased by 40 basis points primarily due to lower outbound transportation costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $3.4 million, to $153.8 million in the first quarter of fiscal 2018, from $157.2 million in the first quarter of fiscal 2017.  As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% for the first quarter of fiscal 2018 from 30.7% for the first quarter of fiscal 2017.  The 260 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by an $18.5 million realized gain on sale of a warehouse facility (as described in Note 11 to our Unaudited Consolidating Financial Statements), in addition to a 30 basis points decrease in workers’ compensation expenses primarily driven by lower incurred and projected expenses associated with workers’ compensation claims in fiscal 2018 and prior years. These decreases were partially offset by higher payroll-related expenses of 80 basis points primarily due to an increase in the minimum wage in California and Arizona, both of which went into effect in January 2017, and higher performance compensation expenses.

Operating income (loss).  Operating income was $8.6 million for the first quarter of fiscal 2018 compared to operating loss of $8.3 million for the first quarter of fiscal 2017.  Operating income as a percentage of net sales was 1.6% in the first quarter of fiscal 2018 compared to operating loss of (1.6)% in the first quarter of fiscal 2017.  The increase in operating income as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $17.3 million for the first quarter of fiscal 2018 compared to interest expense of $16.5 million for the first quarter of fiscal 2017.  Interest expense was higher primarily due to interest expense on financing leases and amortization of debt issuance costs. Loss on extinguishment of debt was $0.3 million relating to the Fourth Amendment (as defined below) in April 2016.

Provision for income taxes. The provision for income taxes was less than $0.1 million for the first quarter of fiscal 2018 compared to an income tax provision of $0.1 million for the first quarter of fiscal 2017.  The effective income tax rate for the first quarter of fiscal 2018 was a provision rate of (0.2)% compared to a provision rate of (0.3)% for the first quarter of fiscal 2017.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the first quarter of fiscal 2018 and 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the first quarter of fiscal 2018 was $8.8 million compared to net loss of $25.2 million in the first quarter of fiscal 2017.  Net loss as a percentage of net sales was (1.6)% for the first quarter of fiscal 2018, compared to net loss of (4.9)% for the first quarter of fiscal 2017.

Liquidity and Capital Resources

Our capital requirements consist primarily of purchases of inventory, expenditures related to new store openings, investments in information technology and supply chain infrastructure, working capital requirements for new and existing stores, including lease obligations, and debt service requirements.  Our primary sources of liquidity are the net cash flow from operations and availability under our ABL Facility (as defined below), which we believe will be sufficient to fund our regular operating needs and principal and interest payments on our indebtedness for at least the next 12 months.  However, if we face unanticipated cash needs, such as the funding of a capital investment, our existing liquidity sources may be insufficient.  Availability under the ABL Facility (as defined below)  is not expected to affect our ability to make immediate buying decisions, willingness to take on large volume purchases or ability to pay cash or accept abbreviated credit terms.

As of the end of the first quarter of fiscal 2018, we held $2.4 million in cash, and our total indebtedness was $875.4 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $592.3 million, borrowings under the ABL Facility (as defined below) of $33.1 million and $250.0 million of our Senior Notes (as defined below).  As of April 28, 2017, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $50.8 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility (as defined below).  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility (as defined below) has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility (as defined below) will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.

We regularly evaluate market conditions, our liquidity profile, and various financing, refinancing, exchange and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are favorable or are otherwise available on acceptable terms, we may seek to refinance, exchange, amend the terms of our existing debt or issue or incur additional debt, and may engage with existing and prospective holders of our debt in connection with such matters.  Although we are actively pursuing opportunities to improve our capital structure, some or all of the foregoing potential transactions or other alternatives may not be available to us or announced in the foreseeable future or at all.  If we are unable to complete such a transaction or other alternative, on favorable terms or at all, due to market conditions or otherwise, our financial condition could be materially and adversely affected.

We also have, and will continue to have, significant lease obligations.  As of April 28, 2017, our minimum annual rental obligations under long-term leases for the remainder of fiscal 2018 are $64.2 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations and availability under our ABL Facility, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.00% as of April 28, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of April 28, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.61% (1.11% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of April 28, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $592.3 million.

Following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2017.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of April 28, 2017, we were in compliance with the terms of the First Lien Term Loan Facility.

As of April 28, 2017, various funds affiliated with the Sponsors held approximately $130.2 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of April 28, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at April 28, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended April 28, 2017).  We must also pay customary letter of credit fees and agency fees.

As of April 28, 2017, borrowings under the ABL Facility were $33.1 million, outstanding letters of credit were $32.4 million and availability under the ABL Facility subject to the borrowing base, was $50.8 million. As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.

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

As of April 28, 2017, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of April 28, 2017, we were in compliance with the terms of the Indenture.

As of April 28, 2017, various funds affiliated with the Sponsors have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Quarter Ended
	April 28, 2017	April 29, 2016
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(8,753)	$(25,194)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,939	16,302
Amortization of deferred financing costs and accretion of OID	1,714	1,304
Amortization of intangible assets	438	437
Amortization of favorable/unfavorable leases, net	661	587
Loss on extinguishment of debt	—	335
Gain on disposal of fixed assets	(17,896)	(34)
Loss on interest rate hedge	—	409
Stock-based compensation	136	164
Changes in assets and liabilities associated with operating activities:
Accounts receivable	157	13
Inventories	(8,771)	29,686
Deposits and other assets	(8,508)	1,758
Accounts payable	22,298	(5,170)
Accrued expenses	8,077	3,403
Accrued workers’ compensation	239	117
Income taxes	15	1,443
Deferred rent	431	176
Other long-term liabilities	(2,719)	(166)
Net cash provided by operating activities	$4,458	$25,570

Cash provided by operating activities during the first quarter of fiscal 2018 was $4.5 million and consisted of (i) net loss of $8.8 million; (ii) net loss adjustments for depreciation, gain on disposal of fixed assets and other non-cash items of $2.0 million; (iii) an increase in working capital activities of $13.4 million; and (iv) a decrease in other activities of $2.2 million, primarily due to a decrease in other long-term liabilities.  The increase in working capital activities was primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in inventory and deposits and other assets.

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

Investing Activities

	First Quarter Ended
	April 28, 2017	April 29, 2016
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(7,367)	$(13,373)
Proceeds from sale of property and fixed assets	4,064	4
Net cash used in investing activities	$(3,303)	$(13,369)

Capital expenditures in the first quarter of fiscal 2018 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $7.4 million.  Proceeds from sale of property and fixed assets relate to a sale-leaseback transaction completed during the first quarter of fiscal 2018 (see Note 1 to our Unaudited Consolidated Financial Statements).

Capital expenditures in the first quarter of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $13.4 million.

We estimate that total capital expenditures over the next twelve months will be approximately $53 million to $58 million, comprised of approximately $36 million to $41 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $17 million primarily related to information technology upgrades and supply chain infrastructure upgrades and maintenance. We expect to fund a portion of the capital expenditures through divestitures of surplus assets and sale-leaseback transactions. Our estimated capital expenditures exclude expenditures associated with the rebuild of one of our stores in the Los Angeles area that was impacted by a fire in May 2016, a substantial portion of which we expect to recover through insurance reimbursements.

Financing Activities

	First Quarter Ended
	April 28, 2017	April 29, 2016
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(1,535)	$(1,535)
Proceeds under revolving credit facility	46,400	64,800
Payments under revolving credit facility	(52,600)	(72,600)
Payments of debt issuance costs	—	(4,594)
Proceeds from financing lease obligations	6,840	2,031
Payments of capital and financing lease obligation	(288)	(239)
Net cash used in financing activities	$(1,183)	$(12,137)

Net cash used in financing activities in the first quarter of fiscal 2018 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan Facility, partially offset by proceeds from financing lease obligations associated with sale-leaseback transactions (see Note 1 to our Unaudited Consolidated Financial Statements).

Net cash used in financing activities in the first quarter of fiscal 2017 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility, partially offset by proceeds from the financing lease obligations.

Off-Balance Sheet Arrangements

As of April 28, 2017, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 27, 2017 is provided in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  During the first quarter of fiscal 2018, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for seven locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance.  Rental expense (including property taxes, maintenance and insurance) charged to operations for the first quarters of fiscal 2018 and fiscal 2017 was $25.8 million and $24.9 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended April 28, 2017 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of April 28, 2017, we had variable rate borrowings of $592.3 million under our First Lien Term Loan Facility and $33.1 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

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

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowings, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase in our pre-tax loss and a decrease in cash flows of approximately $1.6 million for the three months ended April 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of April 28, 2017.

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

In order to remediate this material weakness and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we have taken, and are taking, several steps to improve the overall processes and controls in our tax function.  We have supplemented our accounting and tax professionals with additional personnel with expertise in accounting for deferred taxes; and are continuing to redesign and enhance our income tax review procedures to include a more robust reconciliation of the deferred tax balances.  As part of this remediation process, during the fourth quarter of fiscal 2017 (as more fully described in Note 1 to our Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended January 27, 2017), we revised certain amounts as of and for the year ended January 29, 2016.  We evaluated the effect of these errors and concluded that they arose as a result of a material weakness over internal controls over financial reporting relating to our accounting for deferred income taxes that existed as of January 29, 2016.  In addition, during the fourth quarter of fiscal 2017, we identified certain other adjustments relating to our deferred tax accounts for fiscal 2017 that led management to conclude that the material weakness in our internal controls over financial reporting was not fully remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness in our internal control over financial reporting was a result of not designing effective controls over the assessment of accounting for deferred income taxes as described above.  Notwithstanding this material weakness, management has concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended January 27, 2017 and year ended January 29, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.  In addition, while the material weakness resulted in the audit adjustments described above during our fourth quarter ended January 29, 2016 and other adjustments in the fourth quarter of fiscal 2017, it did not result in any material misstatements of our consolidated financial statements or disclosures for any interim periods during, or for the annual periods of, fiscal 2017, fiscal 2016 or fiscal 2015.

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the first quarter of fiscal 2018, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended April 28, 2017 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 27, 2017 for information regarding the most significant factors affecting our operations.  As of April 28, 2017, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization – Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1) Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC

Date: June 9, 2017	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1)         Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.