Form 10-Q
period 2017-07-28
99 CENTS ONLY STORES LLC
filed 2017-09-08
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2017

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

As of September 6, 2017, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of July 28, 2017 (unaudited) and January 27, 2017	4
	Consolidated Statements of Comprehensive Income (Loss) for the second quarter and first half ended July 28, 2017 (unaudited) and July 29, 2016 (unaudited)	5
	Consolidated Statements of Cash Flows for the first half ended July 28, 2017 (unaudited) and July 29, 2016 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
	Part II — Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
	Signatures	53

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 28, 2017	January 27, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,485	$2,448
Accounts receivable, net of allowance for doubtful accounts of $17 and $122 at July 28, 2017 and January 27, 2017, respectively	2,927	3,510
Income taxes receivable	2,739	3,876
Inventories, net	188,846	175,892
Assets held for sale	4,903	4,903
Other	17,383	10,307
Total current assets	219,283	200,936
Property and equipment, net	466,157	507,620
Deferred financing costs, net	2,480	3,488
Intangible assets, net	444,192	447,027
Goodwill	380,643	380,643
Deposits and other assets	8,883	8,592
Total assets	$1,521,638	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$101,860	$86,588
Payroll and payroll-related	30,348	24,110
Sales tax	15,305	19,389
Other accrued expenses	54,749	46,082
Workers’ compensation	68,941	69,169
Current portion of long-term debt	5,669	6,138
Current portion of capital and financing lease obligations	1,214	31,330
Total current liabilities	278,086	282,806
Long-term debt, net of current portion	876,658	865,375
Unfavorable lease commitments, net	3,371	3,988
Deferred rent	30,632	30,360
Deferred compensation liability	912	816
Capital and financing lease obligation, net of current portions	52,820	47,195
Deferred income taxes	161,450	161,450
Other liabilities	15,813	12,297
Total liabilities	1,419,742	1,404,287
Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at July 28, 2017 and January 27, 2017	551,172	550,918
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(430,076)	(387,699)
Total equity	101,896	144,019
Total liabilities and equity	$1,521,638	$1,548,306

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Second Quarter Ended		For the First Half Ended
	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016

Net Sales:
99¢ Only Stores	$531,288	$487,460	$1,069,280	$989,226
Bargain Wholesale	9,162	8,998	18,682	20,161
Total sales	540,450	496,458	1,087,962	1,009,387
Cost of sales	384,587	355,258	769,746	719,220
Gross profit	155,863	141,200	318,216	290,167
Selling, general and administrative expenses	172,259	159,485	326,010	316,714
Operating loss	(16,396)	(18,285)	(7,794)	(26,547)
Other (income) expense:
Interest income	(5)	(36)	(7)	(38)
Interest expense	17,161	16,784	34,503	33,310
Loss on extinguishment	—	—	—	335
Total other expense, net	17,156	16,748	34,496	33,607
Loss before provision for income taxes	(33,552)	(35,033)	(42,290)	(60,154)
Provision for income taxes	72	52	87	125
Net loss	$(33,624)	$(35,085)	$(42,377)	$(60,279)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on interest rate cash flow hedge	—	46	—	(168)
Less: reclassification adjustment included in net income	—	(49)	—	330
Other comprehensive (loss) income, net of tax	—	(3)	—	162
Comprehensive loss	$(33,624)	$(35,088)	$(42,377)	$(60,117)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Half Ended
	July 28, 2017	July 29, 2016

Cash flows from operating activities:
Net loss	$(42,377)	$(60,279)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	33,748	33,520
Amortization of deferred financing costs and accretion of OID	3,360	2,941
Amortization of intangible assets	875	875
Amortization of favorable/unfavorable leases, net	1,358	1,193
Loss on extinguishment of debt	—	335
(Gain) loss on disposal of fixed assets	(17,575)	293
Long-lived assets impairment	1,515	—
Loss on interest rate hedge	—	514
Stock-based compensation	254	388
Changes in assets and liabilities associated with operating activities:
Accounts receivable	583	193
Inventories	(12,954)	21,076
Deposits and other assets	(7,652)	(1,548)
Accounts payable	15,594	26,591
Accrued expenses	10,821	1,328
Accrued workers’ compensation	(228)	(1,757)
Income taxes	1,137	1,278
Deferred rent	272	367
Other long-term liabilities	(2,366)	(272)
Net cash (used in) provided by operating activities	(13,635)	27,036
Cash flows from investing activities:
Purchases of property and equipment	(18,918)	(23,960)
Proceeds from sale of property and fixed assets	9,396	612
Net cash used in investing activities	(9,522)	(23,348)

Cash flows from financing activities:
Payment of long-term debt	(3,538)	(3,069)
Proceeds under revolving credit facility	115,400	92,200
Payments under revolving credit facility	(103,400)	(119,100)
Payments of debt issuance costs	—	(4,725)
Proceeds from financing lease obligations	15,317	31,503
Payments of capital and financing lease obligations	(585)	(500)
Net cash provided by (used in) financing activities	23,194	(3,691)
Net increase (decrease) in cash	37	(3)
Cash - beginning of period	2,448	2,312
Cash - end of period	$2,485	$2,309
Supplemental cash flow information:
Income taxes refunded	$(1,124)	$(1,152)
Interest paid	$30,447	$30,667
Non-cash investing activities for purchases of property and equipment	$322	$949

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 27, 2017) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of July 28, 2017, the Company operated 390 retail stores with 283 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  The Company’s fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The second quarter ended July 28, 2017 (the “second quarter of fiscal 2018”) and the second quarter ended July 29, 2016 (the “second quarter of fiscal 2017”) were each comprised of 91 days.  Each of the six-month period ended July 28, 2017 (the “first half of fiscal 2018”) and the six-month period ended July 29, 2016 (the “first half of fiscal 2017”) was comprised of 182 days.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $7.9 million and $7.0 million as of July 28, 2017 and January 27, 2017, respectively.

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

During the second quarter of fiscal 2018, the Company decided to close three stores by the end of fiscal 2018 or early fiscal 2019.  Of these three stores, one will close upon lease expiration and two will close through exercise by the Company of its early lease termination rights.  As a result of this decision, the Company recognized an impairment charge of approximately $1.5 million as part of selling, general and administrative expenses in the second quarter of fiscal 2018 related to the planned closure of these stores.  During the first half of fiscal 2017, the Company did not record any long-lived asset impairment charges.

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

During the first half of fiscal 2018, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

During the first quarter of fiscal 2018, the Company sold and concurrently leased back a future store site with an aggregate carrying value of $1.4 million and received net proceeds from this transaction of $6.8 million, which will be applied towards the construction of the future store.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transaction closed.  The Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Upon completion of construction, the

Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance.  As of July 28, 2017, the Company has recorded a financing lease obligation of $7.0 million (as a component of current and non-current liabilities).  During the first quarter of fiscal 2018, the Company sold and concurrently leased back a store with a carrying value of $2.2 million and received net proceeds from this transaction of $4.0 million.  The resulting lease qualifies as and is accounted for as an operating lease.  The Company will amortize the deferred gain of $1.8 million relating to the sale-leaseback transaction over the lease term.

During the second quarter of fiscal 2018, the Company sold and concurrently leased back a store with a carrying value of $3.7 million and received net proceeds from this transaction of $7.9 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transaction closed.  The resulting lease is accounted for as a financing lease and the Company has recorded a financing lease obligation of $7.9 million (as a component of current and non-current liabilities).  Also during the second quarter of fiscal 2018, the Company sold and concurrently leased back a store with a carrying value of $1.1 million and received net proceeds from this transaction of $5.3 million.  The resulting lease qualifies as and is accounted for as an operating lease.  The Company recorded a gain on the sale of $1.7 million as part of selling, general and administrative expenses and will amortize the deferred gain of $2.5 million relating to the sale-leaseback transaction over the lease term.

During the second quarter of fiscal 2016, the Company sold and concurrently leased back two retail stores with a carrying value of $7.9 million and received net proceeds from these transactions of $8.7 million.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transactions closed.  The resulting leases were accounted for as financing leases and the Company had recorded a corresponding financing lease obligation of $8.7 million (as a component of current and non-current liabilities).  The Company amortized the financing lease obligation over the lease terms and depreciated the assets over their remaining useful lives.  During the second quarter of fiscal 2018, the Company was no longer deemed to have “continuing involvement” and the leases now qualify and are accounted for as operating leases.  The-Company de-recognized the assets and financing lease obligation and recorded a net loss of $0.8 million as part of selling, general and administrative expenses in the second quarter of fiscal 2018 and will amortize deferred gain of $2.1 million relating to the sale-leaseback transaction over the lease term.

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of July 28, 2017 and January 27, 2017.

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

Comprehensive Income

OCI includes unrealized gains or losses on interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and unfavorable leases (in thousands):

	July 28, 2017				January 27, 2017
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(99,102)	$—	$380,643	$479,745	$(99,102)	$—	$380,643
Trade name	410,000	—	—	410,000	410,000	—	—	410,000

Total indefinite lived intangible assets	$889,745	$(99,102)	$—	$790,643	$889,745	$(99,102)	$—	$790,643

Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(501)	$929	$2,000	$(570)	$(470)	$960
Bargain Wholesale customer relationships	20,000	—	(9,236)	10,764	20,000	—	(8,408)	11,592
Favorable leases	45,871	(566)	(22,806)	22,499	45,871	(566)	(20,830)	24,475

Total finite lived intangible assets	67,871	(1,136)	(32,543)	34,192	67,871	(1,136)	(29,708)	37,027

Total goodwill and other intangible assets	$957,616	$(100,238)	$(32,543)	$824,835	$957,616	$(100,238)	$(29,708)	$827,670

	July 28, 2017			January 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	$19,835	$(16,464)	$3,371	$19,835	$(15,847)	$3,988

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	July 28, 2017	January 27, 2017
Land	$151,035	$167,544
Buildings	106,947	110,327
Buildings improvements	71,493	77,246
Leasehold improvements	207,208	205,336
Fixtures and equipment	214,834	209,397
Transportation equipment	11,883	11,893
Construction in progress	20,712	16,724

Total property and equipment	784,112	798,467
Less: accumulated depreciation and amortization	(317,955)	(290,847)

Property and equipment, net	$466,157	$507,620

4.                                      Comprehensive Loss

The following table sets forth the calculation of comprehensive loss, net of tax effects (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016

Net loss	$(33,624)	$(35,085)	$(42,377)	$(60,279)
Unrealized gain (loss) on interest rate cash flow hedge, net of tax effects of $0, $(112), $0 and $(112) for the second quarter and first half of each of fiscal 2018 and fiscal 2017, respectively	—	46	—	(168)
Reclassification adjustment, net of tax effects of $0, $220, $0 and $220 for the second quarter and first half of each of fiscal 2018 and fiscal 2017, respectively	—	(49)	—	330

Total (losses) gains, net	—	(3)	—	162

Total comprehensive loss	$(33,624)	$(35,088)	$(42,377)	$(60,117)

Amounts in accumulated other comprehensive loss as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of accumulated other comprehensive loss in each of the second quarter and first half of fiscal 2018 and fiscal 2017 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	July 28, 2017	January 27, 2017

ABL Facility	$51,300	$39,300
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $2,178 and $2,888 as of July 28, 2017 and January 27, 2017, respectively	588,147	590,974
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(7,120)	(8,761)

Total debt	882,327	871,513
Less: current portion	5,669	6,138

Long-term debt, net of current portion	$876,658	$865,375

As of July 28, 2017 and January 27, 2017, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	July 28, 2017	January 27, 2017

ABL Facility (included in non-current deferred financing costs)	$2,480	$3,488
First Lien Term Loan Facility (included in long-term debt, net of current portion)	2,235	2,964
Senior Notes (included in long-term debt, net of current portion)	4,885	5,797

Total deferred financing costs, net	$9,600	$12,249

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

The Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.25% as of July 28, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of July 28, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.75% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 28, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $590.3 million.

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

Additionally, the First Lien Term Facility requires the Company to make mandatory prepayments equal to 50% of the net cash proceeds from sale-leasebacks of any assets acquired before January 13, 2012 for consideration above a certain threshold.  In May 2017, the Company made a mandatory term loan prepayment of $2.0 million from sale-leaseback proceeds.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of July 28, 2017, the Company was in compliance with the terms of the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of July 28, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at July 28, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended July 28, 2017).  The Company must also pay customary letter of credit fees and agency fees.

As of July 28, 2017, borrowings under the ABL Facility were $51.3 million, outstanding letters of credit were $29.3 million and availability under the ABL Facility subject to the borrowing base, was $37.1 million.  As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base was $37.2 million.

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

As of July 28, 2017, the Company was in compliance with the terms of the ABL Facility.

See Note 16, “Subsequent Events” for a description of the Fifth Amendment (as defined below) to our ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 28, 2017, the Company was in compliance with the terms of the Indenture.

The significant components of interest expense are as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016

First Lien Term Loan Facility	$6,978	$6,907	$13,789	$14,136
ABL Facility	862	569	1,643	1,124
Senior Notes	6,875	6,875	13,826	13,750
Amortization of deferred financing costs and OID	1,647	1,638	3,361	2,940
Other interest expense	799	795	1,884	1,360
Interest expense	$17,161	$16,784	$34,503	$33,310

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

Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at July 28, 2017 and January 27, 2017. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	July 28, 2017	January 27, 2017

Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$213	$831
Transition payments (included in other long-term liabilities)	$39	$217

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive loss is as follows (in thousands):

	For the Second Quarter Ended		For the First Half Ended
	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016

Derivatives designated as cash flow hedging instruments:
(Gain) loss related to effective portion of derivative recognized in OCI	$—	$(46)	$—	$168
(Gain) loss related to effective portion of derivatives reclassified from AOCI to interest expense	$—	$(49)	$—	$330
Gain related to ineffective portion of derivative recognized in interest expense	$—	$65	$—	$36
Derivatives not designated as hedging instruments:
(Gain) loss recognized in selling, general and administrative expenses	$(98)	$665	$38	$1,534

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of July 28, 2017:

	July 28, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$912	$912	$—	$—
LIABILITIES
Other current liabilities — transition payments	$213	$—	$—	$213
Other long-term liabilities — transition payments	$39	$—	$—	$39
Other long-term liabilities — deferred compensation	$912	$912	$—	$—

Level 1 measurements include $0.9 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of July 28, 2017.

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first half of fiscal 2018.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 27, 2017:

	January 27, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets — assets that fund deferred compensation	$816	$816	$—	$—
LIABILITIES
Other current liabilities — transition payments	$831	$—	$—	$831
Other long-term liabilities — transition payments interest rate swap	$217	$—	$—	$217
Other long-term liabilities — deferred compensation	$816	$816	$—	$—

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the Second Quarter Ended		For the First Half Ended
Transition Payments	July 28, 2017	July 29, 2016	July 28, 2017	July 29, 2016
Description
Beginning balance	$(759)	$(1,222)	$(1,048)	$(1,205)
Transfers in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	98	(665)	(38)	(1,534)
Included in other comprehensive loss	—	—	—	—
Purchases, redemptions and settlements:
Settlements	409	1,060	834	1,912
Ending balance	$(252)	$(827)	$(252)	$(827)

Total amount of unrealized gains (losses) for the period included in earnings relating to liabilities held at the reporting period	$18	$(314)	$(35)	$(564)

(1)   Gains (losses) are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financing costs.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of July 28, 2017 and January 27, 2017.

The fair value of the First Lien Term Loan Facility was estimated at $584.4 million, or $5.9 million lower than its carrying value, as of July 28, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $516.7 million, or $77.2 million lower than its carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $207.5 million, or $42.5 million lower than the carrying value, as of July 28, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $166.9 million, or $83.1 million lower than the carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

See Note 5, “Debt” for more information on the Company’s debt.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the second quarter of fiscal 2018, the Company recognized an impairment charge of approximately $1.5 million relating to the anticipated closure of three stores by the end of fiscal 2018 or early fiscal 2019.  The remaining net book value of assets measured at fair value was $0.1 million.  The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3).

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes equity awards to be granted for up to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  As of July 28, 2017, options for 81,755 shares of each of Class A Common Stock and Class B Common Stock were outstanding and held by employees, members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 21,688 time-based and 17,817 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of July 28, 2017.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  In accordance with the adoption of ASU No. 2016-09, “Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2018, the Company elected to recognize forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific options forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period stock-based compensation expense.  During the second quarter and first half of fiscal 2018, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively.  During the second quarter and first half of fiscal 2017, the Company recorded stock-based compensation expense of $0.2 million and $0.4 million, respectively.

There were no stock option grants in the first half of fiscal 2018.

The following summarizes stock option activity in the first half of fiscal 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	82,140	$800
Granted	—	$—
Exercised	—	$—
Cancelled	(385)	$757

Outstanding at the end of the period	81,755	$800	8.5

Exercisable at the end of the period	17,443	$782	8.5

The following table summarizes the stock awards available for grant under the 2012 Plan as of July 28, 2017:

Number of Shares
Available for grant as of January 27, 2017	4,670
Authorized	—
Granted	—
Cancelled	385
Available for grant at July 28, 2017	5,055

9.                                      Related-Party Transactions

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In the first half of fiscal 2018, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million.

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of July 28, 2017 and January 27, 2017, funds affiliated with Ares and CPPIB held approximately $129.8 million and $130.5 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

Senior Notes

As of July 28, 2017 and January 27, 2017 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first half of fiscal 2018 was a provision rate of (0.2)% compared to a provision rate of (0.2)% for the first half of fiscal 2017.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The effective tax rate reflects the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016, and the effect of not recognizing the benefit of losses incurred in fiscal 2018 and 2017 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

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

As of July 28, 2017 and January 27, 2017, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or the fiscal year ending January 26, 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending July 31, 2020. The maximum payout under the Mid-Term Cash Incentive Plan is $22.5 million. The Company recognizes the expense associated with this Mid-Term Cash Incentive Plan over the requisite service periods and has accrued $11.9 million and $6.0 million as of July 28, 2017 and January 27, 2017, respectively.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of July 28, 2017.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of July 28, 2017 and January 27, 2017, the Company had recorded a liability of $68.9 million and $69.1 million, respectively, for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of July 28, 2017 and January 27, 2017 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

The Company self-insures for a portion of its employee medical benefit claims.  As of both of July 28, 2017 and January 27, 2017, the Company had recorded a liability of $0.9 million for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded portion of its health insurance program.

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

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a Private Attorneys General Act of 2004 (“PAGA”) claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay was lifted and the parties mediated this matter on October 19, 2016.  The mediation did not result in a settlement. A bench trial was originally scheduled for May 31, 2017, and had been continued by the Court to June 6, 2017.  The Court bifurcated the trial so that it will address liability in the first phase, and penalties in a second phase, if necessary.  The Company filed a motion to strike the representative allegations in the complaint and focus the trial on the two stores where the named Plaintiffs worked.  That motion was heard on May 9, 2017, and, on May 25, 2017, the motion to strike was denied and the motion to phase trial was granted.  The parties engaged in settlement discussions and reached agreement to resolve the matter for an immaterial amount, subject to statutory notice requirements and court approval.  The settlement has now been finalized and the Court approved the settlement on August 1, 2017.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification was fully briefed.  Plaintiff also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  At the Court’s request the parties mediated this matter prior to any ruling on the class certification motion and the motion to strike.  That mediation took place on March 2, 2017, and did not result in a settlement.  The motion for class certification and motion to strike were heard on April 20, 2017, and on April 26, 2017, the Court issued a minute order denying both motions.  The Court issued a more detailed order setting forth its reasoning on August 10, 2017.   On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court. This action was mediated along with the Barriga action in the March 2, 2017 mediation that did not result in a settlement.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that could result from such lawsuits.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, in the Superior Court of the State of California, County of Los Angeles on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Plaintiff alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  BaronHR has also answered the First Amended Complaint.  Trial has been set to commence on July 18, 2017.  A mediation took place on January 19, 2017, and at the conclusion of the mediation, the parties executed a term sheet settlement agreement to resolve the alleged PAGA claims.  The parties have now executed a long-form settlement agreement reflecting the final terms; however, the settlement is contingent on Court approval.  The Court conducted a preliminary approval hearing on August 10, 2017, and requested additional information from Plaintiff. At a further hearing on August 29, 2017, preliminary approval of the settlement was granted.  The Company accrued an immaterial amount related to this matter as of January 27, 2017 and July 28, 2017.  If the proposed settlement is not finalized or not approved by the Court, the Company will not be able to predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

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

Venzel Bradford v. BaronHR, Inc., et al.  Former warehouse worker Venzel Bradford filed a putative class action complaint against BaronHR, Inc., Solvis Staffing Services, Inc., Personnel Staffing Group, LLC, and the Company on April 26, 2017, in the Superior Court of the State of California, County of Los Angeles.  On behalf of himself and all others alleged to be similarly situated, Bradford is asserting claims for failure to pay overtime wages, failure to provide meal and rest periods, waiting time penalties, failure to provide proper wage statements, and unfair competition.  Bradford was not employed by the Company; he was employed by one or more of the staffing agencies named as defendants.  The Company has sought indemnity from the employing agency(ies).  The Court proceeding is currently stayed and an initial status conference is scheduled for September 15, 2017.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Environmental Matters

People of the State of California v. 99 Cents Only Stores LLC.  This action was brought by the San Joaquin District Attorney and a number of other public prosecutors against the Company in San Joaquin County Superior Court alleging that the Company had violated hazardous waste statutory and regulatory requirements at its retail stores in California.  The Company settled this case through the entry of a stipulated judgment in December 2014 which contained injunctive relief requiring the Company to comply with applicable hazardous waste requirements at these stores. On June 29, 2015, the District Attorney informed the Company of alleged hazardous waste violations identified during a March 2015 inspection of a recently-opened store in Sonora, Tuolumne County and requested a meeting with the Company.  Since that time, the Company has been cooperating with the District Attorney to provide information regarding the alleged violations.  In May 2016, the discussions with the District Attorney were extended to include non-compliance issues identified at an existing store in San Jose during an inspection on March 16, 2016.  In connection with this matter, the Company has accrued an immaterial amount.  Although any monetary damages ultimately paid by the Company may exceed the accrued amount, it is not currently possible to estimate the amount of any such excess or the impact that any injunctive relief may have on the Company’s business, financial condition and results of operations.

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

12.                               Assets Held for Sale

Assets held for sale as of July 28, 2017 and January 27, 2017 consisted of vacant land in Rancho Mirage and Los Angeles, California and land in Bullhead, Arizona with an aggregate carrying value of $4.9 million.

13.                               Other Accrued Expenses

Other accrued expenses as of July 28, 2017 and January 27, 2017 are as follows (in thousands):

	July 28, 2017	January 27, 2017
Accrued interest	$7,072	$6,840
Accrued occupancy costs	11,825	9,438
Accrued legal reserves and fees	11,125	10,624
Accrued California Redemption Value	2,772	2,343
Accrued transportation	5,141	4,598
Accrued temporary labor	3,228	2,087
Other	13,586	10,152
Total other accrued expenses	$54,749	$46,082

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The guidance is effective for periods beginning after December 15, 2017 on a retrospective basis, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under the new standard, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The new standard will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption is not expected to have a material impact on the Company or its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of July 28, 2017 and January 27, 2017, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of July 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,189	$1,217	$79	$—	$2,485
Accounts receivable, net	2,844	83	—	—	2,927
Income taxes receivable	2,739	—	—	—	2,739
Inventories, net	162,642	26,204	—	—	188,846
Assets held for sale	4,903	—	—	—	4,903
Other	16,385	993	5	—	17,383
Total current assets	190,702	28,497	84	—	219,283
Property and equipment, net	417,233	48,899	25	—	466,157
Deferred financing costs, net	2,480	—	—	—	2,480
Equity investments and advances to subsidiaries	852,365	789,728	3,094	(1,645,187)	—
Intangible assets, net	442,628	1,564	—	—	444,192
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,545	323	15	—	8,883
Total assets	$2,294,596	$869,011	$3,218	$(1,645,187)	$1,521,638

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$91,783	$10,077	$—	$—	$101,860
Intercompany payable	791,298	811,361	3,617	(1,606,276)	—
Payroll and payroll-related	28,467	1,881	—	—	30,348
Sales tax	14,682	623	—	—	15,305
Other accrued expenses	51,187	3,551	11	—	54,749
Workers’ compensation	68,866	75	—	—	68,941
Current portion of long-term debt	5,669	—	—	—	5,669
Current portion of capital and financing lease obligation	1,214	—	—	—	1,214
Total current liabilities	1,053,166	827,568	3,628	(1,606,276)	278,086
Long-term debt, net of current portion	876,658	—	—	—	876,658
Unfavorable lease commitments, net	3,357	14	—	—	3,371
Deferred rent	28,524	2,108	—	—	30,632
Deferred compensation liability	912	—	—	—	912
Capital and financing lease obligation, net of current portion	52,820	—	—	—	52,820
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	15,813	—	—	—	15,813
Total liabilities	2,192,700	829,690	3,628	(1,606,276)	1,419,742

Member’s Equity:
Member units	551,172	—	1	(1)	551,172
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(430,076)	(60,622)	(411)	61,033	(430,076)
Total equity	101,896	39,321	(410)	(38,911)	101,896
Total liabilities and equity	$2,294,596	$869,011	$3,218	$(1,645,187)	$1,521,638

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 27, 2017

(In thousands)

	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,207	$1,105	$136	$—	$2,448
Accounts receivable, net	3,478	32	—	—	3,510
Income taxes receivable (payable)	3,885	(9)	—	—	3,876
Inventories, net	148,429	27,463	—	—	175,892
Assets held for sale	4,903	—	—	—	4,903
Other	9,571	723	13	—	10,307
Total current assets	171,473	29,314	149	—	200,936
Property and equipment, net	456,020	51,571	29	—	507,620
Deferred financing costs, net	3,488	—	—	—	3,488
Equity investments and advances to subsidiaries	766,276	696,162	2,907	(1,465,345)	—
Intangible assets, net	445,302	1,725	—	—	447,027
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,246	331	15	—	8,592
Total assets	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$78,835	$7,753	$—	$—	$86,588
Intercompany payable	697,590	719,397	3,497	(1,420,484)	—
Payroll and payroll-related	22,370	1,740	—	—	24,110
Sales tax	18,867	522	—	—	19,389
Other accrued expenses	43,962	2,103	17	—	46,082
Workers’ compensation	69,094	75	—	—	69,169
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	31,330	—	—	—	31,330
Total current liabilities	968,186	731,590	3,514	(1,420,484)	282,806
Long-term debt, net of current portion	865,375	—	—	—	865,375
Unfavorable lease commitments, net	3,969	19	—	—	3,988
Deferred rent	28,141	2,216	3	—	30,360
Deferred compensation liability	816	—	—	—	816
Capital and financing lease obligation, net of current portion	47,195	—	—	—	47,195
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	12,297	—	—	—	12,297
Total liabilities	2,087,429	733,825	3,517	(1,420,484)	1,404,287

Member’s Equity:
Member units	550,918	—	1	(1)	550,918
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(387,699)	(54,665)	(418)	55,083	(387,699)
Total equity	144,019	45,278	(417)	(44,861)	144,019
Total liabilities and equity	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Second Quarter Ended July 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$493,393	$47,057	$77	$(77)	$540,450
Cost of sales	348,266	36,321	—	—	384,587
Gross profit	145,127	10,736	77	(77)	155,863
Selling, general and administrative expenses	158,209	14,054	73	(77)	172,259
Operating (loss) income	(13,082)	(3,318)	4	—	(16,396)
Other (income) expense:
Interest income	(5)	—	—	—	(5)
Interest expense	17,161	—	—	—	17,161
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	3,314	—	—	(3,314)	—
Total other expense, net	20,470	—	—	(3,314)	17,156
(Loss) income before provision for income taxes	(33,552)	(3,318)	4	3,314	(33,552)
Provision for income taxes	72	—	—	—	72
Net (loss) income	$(33,624)	$(3,318)	$4	$3,314	$(33,624)
Comprehensive (loss) income	$(33,624)	$(3,318)	$4	$3,314	$(33,624)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Half Ended July 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$991,635	$96,327	$143	$(143)	$1,087,962
Cost of sales	695,597	74,149	—	—	769,746
Gross profit	296,038	22,178	143	(143)	318,216
Selling, general and administrative expenses	297,882	28,135	136	(143)	326,010
Operating (loss) income	(1,844)	(5,957)	7	—	(7,794)
Other (income) expense:
Interest income	(7)	—	—	—	(7)
Interest expense	34,503	—	—	—	34,503
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	5,950	—	—	(5,950)	—
Total other expense, net	40,446	—	—	(5,950)	34,496
(Loss) income before provision for income taxes	(42,290)	(5,957)	7	5,950	(42,290)
Provision for income taxes	87	—	—	—	87
Net (loss) income	$(42,377)	$(5,957)	$7	$5,950	$(42,377)
Comprehensive (loss) income	$(42,377)	$(5,957)	$7	$5,950	$(42,377)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Half Ended July 28, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14,854)	$1,276	$(57)	$—	$(13,635)

Cash flows from investing activities:
Purchases of property and equipment	(17,754)	(1,164)	—	—	(18,918)
Proceeds from sales of property and fixed assets	9,396	—	—	—	9,396
Net cash used in investing activities	(8,358)	(1,164)	—	—	(9,522)

Cash flows from financing activities:
Payments of long-term debt	(3,538)	—	—	—	(3,538)
Proceeds under revolving credit facility	115,400	—	—	—	115,400
Payments under revolving credit facility	(103,400)	—	—	—	(103,400)
Proceeds from financing lease obligations	15,317	—	—	—	15,317
Payments of capital and financing lease obligations	(585)	—	—	—	(585)
Net cash provided by financing activities	23,194	—	—	—	23,194
Net (decrease) increase in cash	(18)	112	(57)	—	37
Cash — beginning of period	1,207	1,105	136	—	2,448
Cash — end of period	$1,189	$1,217	$79	$—	$2,485

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

16.                               Subsequent Events

Amendment of ABL Facility

On September 6, 2017, the Company, Parent, 99 Cents Only Stores Texas Inc., Royal Bank of Canada, as administrative agent for the ABL Facility, the existing lenders party thereto, the lender party thereto providing loans under the FILO Facility (as hereinafter defined) and TPG Specialty Lending, Inc., as agent for the FILO Facility (the “FILO Agent”), entered into an amendment to, among other things,  provide a last-out term loan facility under the FILO Facility in an aggregate principal amount of $25.0 million (the “FILO Facility”) (such amendment, the “Fifth Amendment”).  The Company has drawn the entire $25.0 million under the FILO Facility and the $25.0 million of incremental revolving commitments under the ABL Facility have been reduced to $0.  As part of the ABL Facility, all obligations under the FILO Facility are guaranteed by Parent and the other Credit Facilities Guarantors and are secured by the same collateral as the ABL Facility.

Loans under the FILO Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus 7.75% or (ii) the determined base rate (Prime Rate) plus 6.75%.  In the event the Company makes a prepayment of the loans under the FILO Facility on or prior to September 6, 2019 the Company is required to pay certain premiums to the lender under the FILO Facility.  The Company must also pay customary agency fees to the FILO Agent.

The borrowing base under the ABL Facility may be reduced by an amount equal to the excess (if any) of the outstanding loans under the FILO Facility less the borrowing base under the FILO Facility, as reflected in the most recent borrowing base certificate furnished by the Company, as required pursuant to the ABL Facility.

The FILO Facility will mature (the “FILO Maturity Date”) on the earliest of (a) April 8, 2021, (b) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility, (c) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, and (d) the date of termination of the commitments under the ABL Facility.

The Fifth Amendment provided the FILO Agent and the FILO Facility lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the financial covenant and certain negative covenants.

In addition, the Fifth Amendment (i) increased the in-transit inventory cap for purposes of calculating the borrowing base under the ABL Facility from $10.0 million to $15.0 million, (ii) amended payment conditions that are required to be satisfied in connection with certain specified payments and (iii) set the systems reserve at 7.5% of store level inventory, eliminating increases to 10%, 12.5% and 15% of store level inventory at the end of the fiscal quarters ending on or about April 30, 2017, July 31, 2017 and October 31, 2017, respectively.

Texas Store Impact from Hurricane Harvey

The Company currently operates 27 stores and one distribution center in the greater Houston, Texas metropolitan area.  Due to severe weather conditions in connection with Hurricane Harvey in late August 2017, the majority of the Company’s Houston stores and the distribution center were unable to open or operate for two to three days.  24 stores and the distribution center have since reopened. Three stores remain closed due to structural damage of varying magnitudes.  The Company is currently assessing the extent of damage and expected insurance proceeds to determine the potential impact on the Company’s financial condition and results of operations.

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

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  Fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The second quarter ended July 28, 2017 (the “second quarter of fiscal 2018”) and the second quarter ended July 29, 2016 (the “second quarter of fiscal 2017”) were each comprised of 91 days. Each of the six-month period ended July 28, 2017 (the “first half of fiscal 2018”) and the six-month period ended July 29, 2016 (the “first half of fiscal 2017”) was comprised of 182 days.

For the second quarter of fiscal 2018, we had net sales of $540.5 million, operating loss of $16.4 million and a net loss of $33.6 million.  Sales increased during the second quarter of fiscal 2018 over the same period in fiscal 2017 primarily due to an increase in same-store sales of 9.0% and the full quarter effect of new stores opened in fiscal 2017.  Second quarter of fiscal 2018 results were positively impacted by decreases in shrinkage and negatively impacted by lower product margin compared to the second quarter of fiscal 2017 as further discussed in “Results of Operations — Second Quarter Ended July 28, 2017 Compared to Second Quarter Ended July 29, 2016 — Gross Profit” and also positively impacted by leveraging higher same-store sales, among other factors as further discussed in “Results of Operations — Second Quarter Ended July 28, 2017 Compared to Second Quarter Ended July 29, 2016 — Selling, General and Administrative Expenses”.  For the first half of fiscal 2018, we had net sales of $1,088.0 million, operating loss of $7.8 million and a net loss of $42.4 million.  Sales increased during the first half of fiscal 2018 over the same period in fiscal 2017 primarily due to an increase in same-store sales of 7.9% and the full year effect of new stores opened in fiscal 2017.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

In fiscal 2018, we currently intend to open three new stores, all of which are expected to be opened in our existing markets.  We expect to close three stores by the end of fiscal 2018 or early fiscal 2019.  Of these three stores, one will close upon lease expiration and two will close through exercise of our early lease termination rights.  We believe that our near term growth in fiscal 2018 will primarily result from increases in same-store sales and new store openings in our existing territories.

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

Results of Operations

The following discussion defines the components of the statement of comprehensive income.

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

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Second Quarter Ended				For the First Half Ended
	July 28, 2017	% of Net Sales	July 29, 2016	% of Net Sales	July 28, 2017	% of Net Sales	July 29, 2016	% of Net Sales
Net Sales:
99¢ Only Stores	$531,288	98.3%	$487,460	98.2%	$1,069,280	98.3%	$989,226	98.0%
Bargain Wholesale	9,162	1.7	8,998	1.8	18,682	1.7	20,161	2.0
Total sales	540,450	100.0	496,458	100.0	1,087,962	100.0	1,009,387	100.0
Cost of sales	384,587	71.2	355,258	71.6	769,746	70.8	719,220	71.3
Gross profit	155,863	28.8	141,200	28.4	318,216	29.2	290,167	28.7
Selling, general and administrative expenses	172,259	31.9	159,485	32.1	326,010	30.0	316,714	31.4
Operating loss	(16,396)	(3.0)	(18,285)	(3.7)	(7,794)	(0.7)	(26,547)	(2.6)
Other (income) expense:
Interest income	(5)	0.0	(36)	0.0	(7)	0.0	(38)	0.0
Interest expense	17,161	3.2	16,784	3.4	34,503	3.2	33,310	3.3
Loss on extinguishment of debt	—	0.0	—	0.0	—	0.0	335	0.0
Total other expense, net	17,156	3.2	16,748	3.4	34,496	3.2	33,607	3.3
Loss before provision for income taxes	(33,552)	(6.2)	(35,033)	(7.1)	(42,290)	(3.9)	(60,154)	(6.0)

Provision for income taxes	72	0.0	52	0.0	87	0.0	125	0.0

Net loss	$(33,624)	(6.2)%	$(35,085)	(7.1)%	$(42,377)	(3.9)%	$(60,279)	(6.0)%

Second Quarter Ended July 28, 2017 Compared to Second Quarter Ended July 29, 2016

Net sales.  Total net sales increased $44.0 million, or 8.9%, to $540.5 million in the second quarter of fiscal 2018, from $496.5 million in the second quarter of fiscal 2017.  Net retail sales increased $43.8 million, or 9.0%, to $531.3 million in the second quarter of fiscal 2018, from $487.5 million in the second quarter of fiscal 2017.  Bargain Wholesale net sales increased by $0.2 million, or 2.2%, to $9.2 million in the second quarter of fiscal 2018, from $9.0 million in the second quarter of fiscal 2017.  The $43.8 million increase in net retail sales was primarily due to a 9.0% increase in same-store sales and the full quarter effect of stores opened in fiscal 2017.  The increase in retail sales was partially offset by a decrease in sales of approximately $5.0 million due to the impact of closed stores. Same-store sales increased 9.0% compared to the second quarter of fiscal 2017, with higher customer traffic of 4.7% and higher average ticket of 4.1%. The increase in same-store sales was primarily driven by higher sales from seasonal merchandise, general merchandise and consumable merchandise, in part due to higher sales of above $1 products, better product assortment and improved store execution. Sales from grocery and fresh offerings also increased, driven by better product availability, improved product assortment and continued improvements of store in-stock levels.

Gross profit.  Gross profit increased $14.7 million, or 10.4%, to $155.9 million in the second quarter of fiscal 2018, from $141.2 million in the second quarter of 2017.  As a percentage of net sales, overall gross margin increased to 28.8% in the second quarter of fiscal 2018, from 28.4% in the second quarter of fiscal 2017.  Among the gross profit components, shrinkage improved by 90 basis points compared to fiscal 2017 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin decreased by 80 basis points compared to the second quarter of fiscal 2017 primarily as a result of a higher mix of above $1 products, which drove overall improvements in sales and margin dollars, but was dilutive to product margin rates, as well as the impact of higher import related expenses.   Distribution and transportation expenses decreased by 10 basis points primarily due to lower outbound transportation costs.  The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $12.8 million or 8.0%, to $172.3 million in the second quarter of fiscal 2018, from $159.5 million in the second quarter of fiscal 2017.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.9% for the second quarter of fiscal 2018 from 32.1% for the second quarter of fiscal 2017.  Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2018 were favorably impacted by 60 basis points as a result of operating leverage on fixed expenses stemming from higher same-store sales, as compared to the second quarter of fiscal 2017.  Positively impacted fixed expense categories include but are not limited to depreciation, store occupancy costs and other fixed store-level expenses.  These decreases were partially offset by an increase in payroll-related expenses of 40 basis points, primarily due to higher performance compensation expenses and an increase in the minimum wage in California and Arizona, both of which went into effect in January 2017. Selling, general and administrative expenses in the second of fiscal 2018 were also negatively impacted by store impairment charges of 30 basis points (as described in Note 1 to our Unaudited Consolidated Financial Statements).  The remaining variance of 30 basis points was primarily due to lower store operating costs, in areas such as workers’ compensation and outside services.

Operating loss.  Operating loss was $16.4 million for the second quarter of fiscal 2018 compared to operating loss of $18.3 million for the second quarter of fiscal 2017.  Operating loss as a percentage of net sales was (3.0)% in the second quarter of fiscal 2018 compared to operating loss of (3.7)% in the second quarter of fiscal 2017.  The decrease in operating loss as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $17.2 million for the second quarter of fiscal 2018 compared to interest expense of $16.8 million for the second quarter of fiscal 2017.  Interest expense was higher primarily due to increased borrowings under the ABL Facility (as defined below).

Provision for income taxes. The provision for income taxes was less than $0.1 million for each of the second quarter of fiscal 2018 and fiscal 2017.  The effective income tax rate for the second quarter of fiscal 2018 was a provision rate of (0.2)% compared to a provision rate of (0.1)% for the second quarter of fiscal 2017.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the second quarter of fiscal 2018 and 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the second quarter of fiscal 2018 was $33.6 million compared to net loss of $35.1 million in the second quarter of fiscal 2017.  Net loss as a percentage of net sales was (6.2)% for the second quarter of fiscal 2018, compared to net loss of (7.1)% for the second quarter of fiscal 2017.

First Half Ended July 28, 2017 Compared to First Half Ended July 29, 2016

Net sales.  Total net sales increased $78.6 million, or 7.8%, to $1,088.0 million in the first half of fiscal 2018, from $1,009.4 million in the first half of fiscal 2017.  Net retail sales increased $80.1 million, or 8.1%, to $1,069.3 million in the first half of fiscal 2018, from $989.2 million in the first half of fiscal 2017.  Bargain Wholesale net sales decreased by $1.5 million, or 7.3%, to $18.7 million in the first half of fiscal 2018, from $20.2 million in the first half of fiscal 2017. The $80.1 million increase in net retail sales is primarily due to a 7.9% increase in same-store sales and the full year effect of stores opened in fiscal 2017.  The increase in retail sales was partially offset by a decrease in sales of approximately $11.9 million due to the impact of closed stores. Same-store sales increased 7.9% compared to the second quarter of fiscal 2017, with higher customer traffic of 4.5% and higher average ticket of 3.3%. The increase in same-store sales was primarily driven by higher sales from general merchandise, seasonal merchandise and consumable merchandise, in part due to higher sales of above $1 products, better product assortment and improved store execution. Sales from fresh and grocery offerings also increased, driven by better product availability, improved product assortment, continued improvements of store in-stock levels and improved execution of the partnerships with our third party produce distributors.

Gross profit.  Gross profit increased $28.0 million, or 9.7%, to $318.2 million in the first half of fiscal 2018, from $290.2 million in the first half of fiscal 2017.  As a percentage of net sales, overall gross margin increased to 29.2% in the first half of fiscal 2018 from 28.7% in the first half of fiscal 2017.  Among the gross profit components, shrinkage improved by 90 basis points compared to fiscal 2017 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin decreased by 70 basis points compared to the first half of fiscal 2017 primarily as a result of a higher mix of above $1 products, which drove overall improvements in sales and margin dollars, but was dilutive to product margin rates, higher import related expenses, including ocean freight and duty, as well as margin investments in the partnerships with our third party produce distributors.   Distribution and transportation expenses decreased by 30 basis points primarily due to lower outbound transportation costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $9.3 million to $326.0 million in the first half of fiscal 2018, from $316.7 million in the first half of fiscal 2017.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.0% for the first half of fiscal 2018 from 31.4% for the first half of fiscal 2017.  The 140 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by an $18.5 million realized gain on sale of a warehouse facility, representing 170 basis points during the first quarter of fiscal 2018 (as described in Note 11 to our Unaudited Consolidated Financial Statements). In addition, selling, general and administrative expenses as a percentage of net sales for the first half of 2018 were favorably impacted by 40 basis points as a result of operating leverage on fixed expenses stemming from higher same-store sales. Positively impacted fixed expense categories include but are not limited to depreciation, store occupancy costs and other fixed store-level expenses.  These decreases were partially offset by an increase in payroll-related expenses of 60 basis points, primarily due to higher performance compensation expenses and an increase in the minimum wage in California and Arizona, both of which went into effect in January 2017.

Operating loss.  Operating loss was $7.8 million for the first half of fiscal 2018 compared to operating loss of $26.5 million for the first half of fiscal 2017.  Operating loss as a percentage of net sales was (0.7)% in the first half of fiscal 2018 compared to operating loss of (2.6)% in the first half of fiscal 2017.  The decrease in operating loss as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $34.5 million for the first half of fiscal 2018 compared to interest expense of $33.3 million for the first half of fiscal 2017.  Interest expense was higher primarily due to amortization of debt issuance costs, higher borrowings outstanding under the ABL Facility (as defined below) and interest expense on financing leases.  Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility (as defined below) in April 2016.

Provision for income taxes. The provision for income taxes was $0.1 million for each of the first half of fiscal 2018 and the first half of fiscal 2017.  The effective income tax rate was (0.2)% for each of the first half of fiscal 2018 and the first half of fiscal 2017.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the first half of fiscal 2018 and 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the first half of fiscal 2018 was $42.4 million compared to net loss of $60.3 million for the first half of fiscal 2017.  Net loss as a percentage of net sales was (3.9)% for the first half of fiscal 2018 compared to net loss of (6.0)% for the first half of fiscal 2017.

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

As of the end of the second quarter of fiscal 2018, we held $2.5 million in cash, and our total indebtedness was $891.6 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $590.3 million, borrowings under the ABL Facility (as defined below) of $51.3 million and $250.0 million of our Senior Notes (as defined below).  As of July 28, 2017, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $37.1 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility and up to an aggregate of $25.0 million of additional revolving commitments (subject to the borrowing base) pursuant to the ABL Facility (as defined below).  The First Lien Term Loan Facility matures on January 13, 2019, and our Senior Notes mature on December 15, 2019.  While the maturity date of our ABL Facility (as defined below) has been conditionally extended to April 8, 2021 in connection with the Fourth Amendment, such extension resulted in higher interest rates and, if our First Lien Term Loan Facility and Senior Notes are not refinanced or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021, our ABL Facility (as defined below) will mature on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of our First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes.

We regularly evaluate market conditions, our liquidity profile, and various financing, refinancing, exchange and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are favorable or are otherwise available on acceptable terms, we may seek to refinance, exchange, amend the terms of our existing debt or issue or incur additional debt, and we have engaged and may continue to engage with existing and prospective holders of our debt in connection with such matters, including by holding discussions from time to time.  Although we are actively pursuing opportunities to improve our capital structure, some or all of the foregoing potential transactions or other alternatives may not be available to us or announced in the foreseeable future or at all.  If we are unable to complete such a transaction or other alternative, on favorable terms or at all, due to market conditions or otherwise, our financial condition could be materially and adversely affected.

We also have, and will continue to have, significant lease obligations.  As of July 28, 2017, our minimum annual rental obligations under long-term leases for the remainder of fiscal 2018 are $43.5 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations and availability under our ABL Facility, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

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

We are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.25% as of July 28, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of July 28, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.75% (1.25% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of July 28, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $590.3 million.

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

Additionally, the First Lien Term Facility requires us to make mandatory prepayments equal to 50% of the net cash proceeds from sale-leasebacks of any assets acquired before January 13, 2012 for consideration above a certain threshold.  In May 2017, we made a mandatory term loan prepayment of $2.0 million from sale-leaseback proceeds.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of July 28, 2017, we were in compliance with the terms of the First Lien Term Loan Facility.

As of July 28, 2017, various funds affiliated with the Sponsors held approximately $129.8 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

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

Borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of July 28, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at July 28, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended July 28, 2017).  We must also pay customary letter of credit fees and agency fees.

As of July 28, 2017, borrowings under the ABL Facility were $51.3 million, outstanding letters of credit were $29.3 million and availability under the ABL Facility subject to the borrowing base, was $37.1 million. As of January 27, 2017, borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.

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

On September 6, 2017, we, Parent, 99 Cents Only Stores Texas Inc., Royal Bank of Canada, as administrative agent for the ABL Facility, the existing lenders party thereto, the lender party thereto providing loans under the FILO Facility (as hereinafter defined) and TPG Specialty Lending, Inc., as agent for the FILO Facility (the “FILO Agent”), entered into an amendment to, among other things,  provide a last-out term loan facility under the FILO Facility in an aggregate principal amount of $25.0 million (the “FILO Facility”) (such amendment, the “Fifth Amendment”).  We have drawn the entire $25.0 million under the FILO Facility and the $25.0 million of incremental revolving commitments under the ABL Facility have been reduced to $0.  As part of the ABL Facility, all obligations under the FILO Facility are guaranteed by Parent and the other Credit Facilities Guarantors and are secured by the same collateral as the ABL Facility.

Loans under the FILO Facility bear interest at a rate based, at our option, on (i) LIBOR plus 7.75% or (ii) the determined base rate (Prime Rate) plus 6.75%.  In the event we make a prepayment of the loans under the FILO Facility on or prior to September 6, 2019 we are required to pay certain premiums to the lender under the FILO Facility.  We must also pay customary agency fees to the FILO Agent.

The borrowing base under the ABL Facility may be reduced by an amount equal to the excess (if any) of the outstanding loans under the FILO Facility less the borrowing base under the FILO Facility, as reflected in the most recent borrowing base certificate furnished by us, as required pursuant to the ABL Facility.

The FILO Facility will mature (the “FILO Maturity Date”) on the earliest of (a) April 8, 2021, (b) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility, (c) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, and (d) the date of termination of the commitments under the ABL Facility.

The Fifth Amendment provided the FILO Agent and the FILO Facility lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the financial covenant and certain negative covenants.

In addition, the Fifth Amendment (i) increased the in-transit inventory cap for purposes of calculating the borrowing base under the ABL Facility from $10.0 million to $15.0 million, (ii) amended payment conditions that are required to be satisfied in connection with certain specified payments and (iii) set the systems reserve at 7.5% of store level inventory, eliminating increases to 10%, 12.5% and 15% of store level inventory at the end of the fiscal quarters ending on or about April 30, 2017, July 31, 2017 and October 31, 2017, respectively.

As of July 28, 2017, we were in compliance with the terms of the ABL Facility.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of July 28, 2017, we were in compliance with the terms of the Indenture.

As of July 28, 2017, various funds affiliated with the Sponsors have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

Cash Flows

Operating Activities

	First Half Ended
	July 28, 2017	July 29, 2016
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(42,377)	$(60,279)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	33,748	33,520
Amortization of deferred financing costs and accretion of OID	3,360	2,941
Amortization of intangible assets	875	875
Amortization of favorable/unfavorable leases, net	1,358	1,193
Loss on extinguishment of debt	—	335
Gain on disposal of fixed assets	(17,575)	293
Long-lived assets impairment	1,515	—
Loss on interest rate hedge	—	514
Stock-based compensation	254	388
Changes in assets and liabilities associated with operating activities:
Accounts receivable	583	193
Inventories	(12,954)	21,076
Deposits and other assets	(7,652)	(1,548)
Accounts payable	15,594	26,591
Accrued expenses	10,821	1,328
Accrued workers’ compensation	(228)	(1,757)
Income taxes	1,137	1,278
Deferred rent	272	367
Other long-term liabilities	(2,366)	(272)
Net cash (used in) provided by operating activities	$(13,635)	$27,036

Cash used in operating activities during the first half of fiscal 2018 was $13.6 million and consisted of (i) net loss of $42.4 million; (ii) net loss adjustments for depreciation, gain on disposal of fixed assets and other non-cash items of $23.5 million; (iii) an increase in working capital activities of $7.3 million; and (iv) a decrease in other activities of $2.1 million, primarily due to a decrease in other long-term liabilities.  The increase in working capital activities was primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in inventory and deposits and other assets. The increase in inventory was primarily due to higher levels of import purchases that have longer transit times and the timing of seasonal inventory, which were both aimed at sustaining same store sales growth.

Cash provided by operating activities during the first half of fiscal 2017 was $27.0 million and consisted of (i) net loss of $60.3 million; (ii) net loss adjustments for depreciation and other non-cash items of $40.1 million; (iii) an increase in working capital activities of $48.0 million; and (iv) a decrease in other activities of $0.8 million, primarily due to an increase in other long-term assets.  The increase in working capital activities was primarily due to an increase in accounts payable and a decrease in inventory as a result of the focused effort on inventory and supply chain efficiencies and an increase in accrued expenses.

Investing Activities

	First Half Ended
	July 28, 2017	July 29, 2016
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(18,918)	$(23,960)
Proceeds from sale of property and fixed assets	9,396	612
Net cash used in investing activities	$(9,522)	$(23,348)

Capital expenditures in the first half of fiscal 2018 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $18.9 million.  Proceeds from sale of property and fixed assets relate to a sale-leaseback transactions completed during the first half of fiscal 2018 (see Note 1 to our Unaudited Consolidated Financial Statements).

Capital expenditures in the first half of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $24.0 million.

We estimate that total capital expenditures in the current fiscal year will be approximately $53 million to $58 million, comprised of approximately $33 million to $35 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $20 million to $23 million primarily related to information technology upgrades and supply chain infrastructure upgrades and maintenance. Our estimated capital expenditures exclude expenditures associated with the rebuild of one of our stores in the Los Angeles area that was impacted by a fire in May 2016, a substantial portion of which we have recovered through insurance reimbursements.

Financing Activities

	First Half Ended
	July 28, 2017	July 29, 2016
	(amounts in thousands)
Cash flows from financing activities:
Payments of long-term debt	$(3,538)	$(3,069)
Proceeds under revolving credit facility	115,400	92,200
Payments under revolving credit facility	(103,400)	(119,100)
Payments of debt issuance costs	—	(4,725)
Proceeds from financing lease obligations	15,317	31,503
Payments of capital and financing lease obligation	(585)	(500)
Net cash provided by (used in) financing activities	$23,194	$(3,691)

Net cash provided by financing activities in the first half of fiscal 2018 was comprised primarily of proceeds from financing lease obligations associated with sale-leaseback transactions (see Note 1 to our Unaudited Consolidated Financial Statements) and net debt borrowings under the ABL, partially offset net debt repayments under the First Lien Term Loan Facility.

Net cash used in financing activities in the first half of fiscal 2017 was comprised primarily of net debt repayments under the ABL Facility and the First Lien Term Loan Facility and payments of debt issuance costs associated with the amendment of the ABL Facility, partially offset by proceeds from the financing lease obligations.  In the second quarter of fiscal 2017, we sold and concurrently licensed (through March 31, 2017) a warehouse facility in the City of Commerce, California with a carrying value of $12.1 million and received net proceeds from this transaction of $28.5 million. Additional information regarding sale of the warehouse facility is contained in Note 11 to our Unaudited Consolidated Financial Statements

Off-Balance Sheet Arrangements

As of July 28, 2017, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 27, 2017 is provided in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  During the first half of fiscal 2018, there were no material changes in our contractual obligations previously disclosed.

Lease Commitments

We lease various facilities under operating leases (except for six locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance.  Rental expense (including property taxes, maintenance and insurance) charged to operations for the second quarters of fiscal 2018 and fiscal 2017 was $26.2 million and $24.9 million, respectively.  Rental expense charged to operations for the first half of fiscal 2018 and fiscal 2017 was $52.1 million and $49.8 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended July 28, 2017 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of July 28, 2017, we had variable rate borrowings of $590.3 million under our First Lien Term Loan Facility and $51.3 million under our ABL Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

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

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowings, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase in our pre-tax loss and a decrease in cash flows of approximately $1.6 million for the three months ended July 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of July 28, 2017.

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the second quarter of fiscal 2018, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended July 28, 2017 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 27, 2017 for information regarding the most significant factors affecting our operations.  As of July 28, 2017, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.   Other Information

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — ABL Facility” for a description of the Fifth Amendment to our ABL Facility.

Item 6.   Exhibits

Exhibit No.	Description

3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1

Amendment No. 5 to the ABL Credit Agreement, dated September 6, 2017, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

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
10.1

Amendment No. 5 to the ABL Credit Agreement, dated September 6, 2017, among the Company, Number Holdings, Inc., each other Loan Party party thereto, each Lender party thereto and Royal Bank of Canada, as administrative agent.*

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

99 CENTS ONLY STORES LLC

Date: September 8, 2017	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer