Form 10-Q
period 2017-10-27
99 CENTS ONLY STORES LLC
filed 2017-12-08
CIK 1011290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2017

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

As of December 6, 2017, there were 100 units outstanding of the registrant’s common units, none of which are publicly traded.

99 CENTS ONLY STORES LLC

Form 10-Q

		Page
	Part I - Financial Information
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of October 27, 2017 (unaudited) and January 27, 2017	4
	Consolidated Statements of Comprehensive Loss for the third quarter and first three quarters ended October 27, 2017 (unaudited) and October 28, 2016 (unaudited)	5
	Consolidated Statements of Cash Flows for the first three quarters ended October 27, 2017 (unaudited) and October 28, 2016 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
	Part II – Other Information
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
	Signatures	58

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

99 CENTS ONLY STORES LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 27, 2017	January 27, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,391	$2,448
Accounts receivable, net of allowance for doubtful accounts of $7 and $122 at October 27, 2017 and January 27, 2017, respectively	2,331	3,510
Income taxes receivable	2,739	3,876
Inventories, net	212,838	175,892
Assets held for sale	4,903	4,903
Other	10,935	10,307
Total current assets	236,137	200,936
Property and equipment, net	461,688	507,620
Deferred financing costs, net	1,976	3,488
Intangible assets, net	442,711	447,027
Goodwill	380,643	380,643
Deposits and other assets	13,491	8,592
Total assets	$1,536,646	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$97,240	$86,588
Payroll and payroll-related	35,736	24,110
Sales tax	16,712	19,389
Other accrued expenses	67,710	46,082
Workers’ compensation	69,218	69,169
Current portion of long-term debt	6,138	6,138
Current portion of capital and financing lease obligations	1,228	31,330
Total current liabilities	293,982	282,806
Long-term debt, net of current portion	902,417	865,375
Unfavorable lease commitments, net	3,079	3,988
Deferred rent	30,636	30,360
Deferred compensation liability	959	816
Capital and financing lease obligation, net of current portions	52,584	47,195
Deferred income taxes	161,450	161,450
Other liabilities	16,587	12,297
Total liabilities	1,461,694	1,404,287

Commitments and contingencies (Note 11)
Member’s Equity:
Member units — 100 units issued and outstanding at October 27, 2017 and January 27, 2017	551,286	550,918
Investment in Number Holdings, Inc. preferred stock	(19,200)	(19,200)
Accumulated deficit	(457,134)	(387,699)
Total equity	74,952	144,019
Total liabilities and equity	$1,536,646	$1,548,306

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016

Net Sales:
99¢ Only Stores	$543,856	$489,900	$1,613,136	$1,479,126
Bargain Wholesale	9,775	10,244	28,457	30,405
Total sales	553,631	500,144	1,641,593	1,509,531
Cost of sales	390,776	354,982	1,160,522	1,074,202
Gross profit	162,855	145,162	481,071	435,329
Selling, general and administrative expenses	172,434	165,219	498,444	481,933
Operating loss	(9,579)	(20,057)	(17,373)	(46,604)

Other (income) expense:
Interest income	(1)	(7)	(8)	(45)
Interest expense	17,480	16,920	51,983	50,230
Loss on extinguishment	—	—	—	335
Total other expense, net	17,479	16,913	51,975	50,520
Loss before provision for income taxes	(27,058)	(36,970)	(69,348)	(97,124)
Provision for income taxes	—	21	87	146
Net loss	$(27,058)	$(36,991)	$(69,435)	$(97,270)
Other comprehensive income, net of tax:

Unrealized losses on interest rate cash flow hedge	—	—	—	(168)
Less: reclassification adjustment included in net loss	—	—	—	330
Other comprehensive income, net of tax	—	—	—	162

Comprehensive loss	$(27,058)	$(36,991)	$(69,435)	$(97,108)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the First Three Quarters Ended
	October 27, 2017	October 28, 2016

Cash flows from operating activities:
Net loss	$(69,435)	$(97,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	50,980	51,375
Amortization of deferred financing costs and accretion of OID	5,179	4,457
Amortization of intangible assets	1,313	1,312
Amortization of favorable/unfavorable leases, net	2,117	1,802
Loss on extinguishment of debt	—	335
Gain on disposal of fixed assets	(16,402)	(564)
Long-lived assets impairment	1,515	491
Loss on interest rate hedge	—	514
Stock-based compensation	368	543
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,179	(1,468)
Inventories	(36,946)	8,271
Deposits and other assets	(5,577)	5,202
Accounts payable	9,470	8,190
Accrued expenses	30,236	19,781
Accrued workers’ compensation	49	(847)
Income taxes	1,137	1,322
Deferred rent	276	1,339
Other long-term liabilities	(1,485)	3,146
Net cash (used in) provided by operating activities	(26,026)	7,931

Cash flows from investing activities:
Purchases of property and equipment	(32,051)	(35,273)
Proceeds from sale of property and fixed assets	9,399	617
Insurance recoveries for replacement assets	475	937
Net cash used in investing activities	(22,177)	(33,719)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	—
Payment of long-term debt	(4,604)	(4,604)
Proceeds under revolving credit facility	211,400	168,500
Payments under revolving credit facility	(197,200)	(174,500)
Payments of debt issuance costs	(880)	(4,725)
Proceeds from financing lease obligations	15,317	41,993
Payments of capital and financing lease obligations	(887)	(762)
Net cash provided by financing activities	48,146	25,902
Net (decrease) increase in cash	(57)	114
Cash - beginning of period	2,448	2,312
Cash - end of period	$2,391	$2,426
Supplemental cash flow information:
Income taxes refunded	$(1,124)	$(1,175)
Interest paid	$39,907	$38,436
Non-cash investing activities for purchases of property and equipment	$(1,182)	$(662)

The accompanying notes are an integral part of these consolidated financial statements.

99 CENTS ONLY STORES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

The Company is organized under the laws of the State of California.  Effective October 18, 2013, 99¢ Only Stores converted from a California corporation to a California limited liability company, 99 Cents Only Stores LLC, that is managed by its sole member, Number Holdings, Inc., a Delaware corporation (“Parent”).  The term “Company” refers to 99¢ Only Stores and its consolidated subsidiaries prior to the Conversion (as described in Note 1 to the Annual Report on Form 10-K for the fiscal year ended January 27, 2017) and to 99 Cents Only Stores LLC and its consolidated subsidiaries at the time of or after the Conversion.  The Company is an extreme value retailer of consumable and general merchandise and seasonal products. As of October 27, 2017, the Company operated 391 retail stores with 284 in California, 48 in Texas, 38 in Arizona, and 21 in Nevada.  The Company is also a wholesale distributor of various products.

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

Fiscal Year

The Company follows a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years.  Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years.  The Company’s fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  The Company’s fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The third quarter ended October 27, 2017 (the “third quarter of fiscal 2018”) and the third quarter ended October 28, 2016 (the “third quarter of fiscal 2017”) were each comprised of 91 days.  The nine-month period ended October 27, 2017 (the “first three quarters of fiscal 2018”) and the nine-month period ended October 28, 2016 (the “first three quarters of fiscal 2017”) were each comprised of 273 days.

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

Cash

For purposes of reporting cash flows, cash includes cash on hand, cash at the stores and cash in financial institutions.  The majority of payments due from financial institutions for the settlement of debit card and credit card transactions are processed within three business days and therefore are also classified as cash.  Cash balances held at financial institutions are generally in excess of federally insured limits.  These accounts are only insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company historically has not experienced any losses in such accounts.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The Company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its unaudited consolidated statements of cash flows.  Book overdrafts included in accounts payable were $3.3 million and $7.0 million as of October 27, 2017 and January 27, 2017, respectively.

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

Additionally, during the fourth quarter of fiscal 2017, the Company completed its annual indefinite-lived intangible asset impairment test and determined there was no impairment to the trade name since the fair value of the trade name exceeded its carrying amount.  The results of this test showed that the fair value of trade name exceeded carrying value by approximately 18%.  The relief from royalty method estimates the Company’s theoretical royalty savings from ownership of the intangible asset.  Key assumptions used in this model included sales projections, discount rates and royalty rates, and considerable management judgment is necessary in developing and evaluating such assumptions.  If future results are not consistent with current estimates and assumptions, impairment charges maybe recorded in future.

During the first three quarters of fiscal 2018, the Company did not record any impairment charges related to goodwill or other intangible assets.

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

During the first quarter of fiscal 2018, the Company sold and concurrently leased back a future store site with an aggregate carrying value of $1.4 million and received net proceeds from this transaction of $6.8 million, which will be applied towards the construction of the future store.  The Company was deemed to have “continuing involvement,” which precluded the de-recognition of the assets from the consolidated balance sheet when the transaction closed.  The Company has concluded that it is the “deemed owner” of the construction project (for accounting purposes) during the construction period.  Upon completion of construction, the Company will evaluate the de-recognition of the asset and liability under sale-leaseback accounting guidance.  As of October 27, 2017, the Company has recorded a financing lease obligation of $7.0 million (as a component of current and non-current liabilities).  During the first quarter of fiscal 2018, the Company sold and concurrently leased back a store with a carrying value of $2.2 million and received net proceeds from this transaction of $4.0 million.  The resulting lease qualifies as and is accounted for as an operating lease.  The Company will amortize the deferred gain of $1.8 million relating to the sale-leaseback transaction over the lease term.

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

Self-Insured Workers’ Compensation Liability

The Company self-insures for workers’ compensation claims in California and Texas.  The Company establishes a liability for losses from both estimated known and incurred but not reported insurance claims based on reported claims and actuarial valuations of estimated future costs of known and incurred but not yet reported claims.  Should an amount of claims greater than anticipated occur, the liability recorded may not be sufficient and additional workers’ compensation costs, which may be significant, could be incurred.  The Company has not discounted the projected future cash outlays for the time value of money for claims and claim-related costs when establishing its workers’ compensation liability in its financial reports for each of October 27, 2017 and January 27, 2017.

Self-Insured Health Insurance Liability

The Company self-insures its employee medical benefit claims.  The liability for the self-funded health insurance program is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded health insurance program.

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

Comprehensive Income

OCI includes unrealized gains or losses on interest rate derivatives designated as cash flow hedges.

2.                                      Goodwill and Other Intangibles

The following tables set forth the value of the goodwill and other intangible assets and unfavorable leases (in thousands):

	October 27, 2017				January 27, 2017
	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Losses	Accumulated Amortization	Net Carrying Amount
Indefinite lived intangible assets:
Goodwill	$479,745	$(99,102)	$—	$380,643	$479,745	$(99,102)	$—	$380,643
Trade name	410,000	—	—	410,000	410,000	—	—	410,000
Total indefinite lived intangible assets	$889,745	$(99,102)	$—	$790,643	$889,745	$(99,102)	$—	$790,643

Finite lived intangible assets:
Trademarks	$2,000	$(570)	$(517)	$913	$2,000	$(570)	$(470)	$960
Bargain Wholesale customer relationships	20,000	—	(9,650)	10,350	20,000	—	(8,408)	11,592
Favorable leases	45,871	(566)	(23,857)	21,448	45,871	(566)	(20,830)	24,475
Total finite lived intangible assets	67,871	(1,136)	(34,024)	32,711	67,871	(1,136)	(29,708)	37,027
Total goodwill and other intangible assets	$957,616	$(100,238)	$(34,024)	$823,354	$957,616	$(100,238)	$(29,708)	$827,670

	October 27, 2017			January 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unfavorable leases	$19,835	$(16,756)	$3,079	$19,835	$(15,847)	$3,988

3.                                      Property and Equipment, net

The following table provides details of property and equipment (in thousands):

	October 27, 2017	January 27, 2017
Land	$151,035	$167,544
Buildings	106,947	110,327
Buildings improvements	72,024	77,246
Leasehold improvements	210,889	205,336
Fixtures and equipment	214,596	209,397
Transportation equipment	11,825	11,893
Construction in progress	26,452	16,724
Total property and equipment	793,768	798,467
Less: accumulated depreciation and amortization	(332,080)	(290,847)
Property and equipment, net	$461,688	$507,620

4.                                      Comprehensive Loss

The following table sets forth the calculation of comprehensive loss, net of tax effects (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016

Net loss	$(27,058)	$(36,991)	$(69,435)	$(97,270)
Unrealized loss on interest rate cash flow hedge, net of tax effects of $0, $0, $0 and $(112) for the third quarter and first three quarters of fiscal 2018 and fiscal 2017, respectively	—	—	—	(168)
Reclassification adjustment, net of tax effects of $0, $0, $0 and $220 for the third quarter and first three quarters of fiscal 2018 and fiscal 2017, respectively	—	—	—	330
Total gains, net	—	—	—	162
Total comprehensive loss	$(27,058)	$(36,991)	$(69,435)	$(97,108)

Amounts in accumulated other comprehensive loss as of January 29, 2016 consisted of unrealized losses on interest rate cash flow hedges.  Reclassifications out of accumulated other comprehensive loss in each of the third quarter and first three quarters of fiscal 2018 and fiscal 2017 are presented in Note 6, “Derivative Financial Instruments.”

5.                                      Debt

Short and long-term debt consists of the following (in thousands):

	October 27, 2017	January 27, 2017

ABL Facility revolving	$53,500	$39,300
FILO Facility	25,000	—
First Lien Term Loan Facility, maturing on January 13, 2019, payable in quarterly installments of $1,535, plus interest through December 31, 2018, with unpaid principal and accrued interest due on January 13, 2019, net of unamortized OID of $1,817 and $2,888 as of October 27, 2017 and January 27, 2017, respectively	587,442	590,974
Senior Notes (unsecured) maturing on December 15, 2019, unpaid principal and accrued interest due on December 15, 2019	250,000	250,000
Deferred financing costs	(7,387)	(8,761)
Total debt	908,555	871,513
Less: current portion	6,138	6,138
Long-term debt, net of current portion	$902,417	$865,375

As of October 27, 2017 and January 27, 2017, the net deferred financing costs are as follows (in thousands):

Deferred financing costs	October 27, 2017	January 27, 2017

ABL Facility revolving loans (included in non-current deferred financing costs)	$1,976	$3,488
FILO Facility (included in long-term debt, net of current portion)	1,066	—
First Lien Term Loan Facility (included in long-term debt, net of current portion)	1,865	2,964
Senior Notes (included in long-term debt, net of current portion)	4,456	5,797
Total deferred financing costs, net	$9,363	$12,249

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, the Company obtained Credit Facilities (as defined below) provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  As of October 27, 2017, the Credit Facilities include (a) a first lien asset based revolving credit facility and last out term credit facility (collectively, as amended, the “ABL Facility”), and (b) a first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  As of October 27, 2017, the First Lien Term Loan Facility has a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and the Company’s direct or indirect 100% owned domestic subsidiaries (with customary exceptions, including immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors, including a first priority pledge of all of the Company’s equity interests and the equity interests of the Credit Facilities Guarantors and a first priority security interest in certain other fixed assets, and a second priority security interest in certain current assets.

As of October 27, 2017, the Company is required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.25% as of October 27, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) a Eurocurrency rate determined by reference to the London Interbank Offered Rate (“LIBOR”), adjusted for statutory reserve requirements, for the interest period relevant to such borrowing.

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

As of October 27, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.83% (1.33% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 27, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $589.3 million.

As of October 27, 2017, following the end of each fiscal year, the Company is required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2017.

Additionally, as of October 27, 2017,  the First Lien Term Loan Facility requires the Company to make mandatory prepayments equal to 50% of the net cash proceeds from sale-leasebacks of any assets acquired before January 13, 2012 for consideration above a certain threshold.  In May 2017, the Company made a mandatory term loan prepayment of $2.0 million from sale-leaseback proceeds.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on the Company’s ability and the ability of Parent, the Credit Facilities Guarantors (including the Company’s subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of the Company to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change the Company’s business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company. As of October 27, 2017, the Company was in compliance with the terms of the First Lien Term Loan Facility.

See Note 16, “Subsequent Events” for a description of the Third Amendment (as defined below) to the First Lien Term Loan Facility.

ABL Facility

The ABL Facility initially was to mature on January 13, 2017 and provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations. Subject to certain conditions, as of the Original Closing Date, the Company could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of the Company’s assets and the assets of the Credit Facilities Guarantors, including a first priority security interest in certain current assets, and a second priority pledge of all of the Company’s equity interests and the equity interest of the Credit Facilities Guarantors and a second priority security interest in certain other fixed assets.

Revolving borrowings under the ABL Facility bear interest at a rate based, at the Company’s option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of October 27, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at October 27, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee to the lenders under the ABL Facility revolving loans on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 27, 2017).  The Company must also pay customary letter of credit fees and agency fees.

As of October 27, 2017, revolving borrowings under the ABL Facility were $53.5 million, outstanding letters of credit were $29.3 million and revolving availability under the ABL Facility subject to the borrowing base, was $53.6 million.  As of January 27, 2017, revolving borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base was $37.2 million.

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

On April 8, 2016, the Company amended its ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, pursuant to the terms of the Fourth Amendment (as defined below), the ABL Facility  matures on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes (as defined below), unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date”) (such amendment, the “Fourth Amendment”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  Pursuant to the Fourth Amendment, the initial applicable margin for revolving borrowings under the ABL Facility was 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

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

On September 6, 2017, the Company amended its ABL Facility to, among other things,  provide for a last-out term loan facility in an aggregate principal amount of $25.0 million (the “FILO Facility”), with TPG Specialty Lending, Inc. acting as agent (the “FILO Agent”) for the FILO Facility (such amendment, the “Fifth Amendment”).  The Company has drawn the entire $25.0 million under the FILO Facility and the $25.0 million of incremental revolving commitments under the ABL Facility have been reduced to $0.  As part of the ABL Facility, all obligations under the FILO Facility are guaranteed by Parent and the other Credit Facilities Guarantors and are secured by the same collateral as the ABL Facility.

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

As of October 27, 2017, the FILO Facility matures on the earliest of (a) April 8, 2021, (b) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility, (c) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, and (d) the date of termination of the commitments under the ABL Facility.

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

As of October 27, 2017, the interest rate charged on the FILO Facility was 9.07%.

As of October 27, 2017, the Company was in compliance with the terms of the ABL Facility.

See Note 16, “Subsequent Events” for a description of the Sixth Amendment (as defined below) to the ABL Facility.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 27, 2017, the Company was in compliance with the terms of the Indenture.

See Note 16, “Subsequent Events” for a description of the Exchange Offer (as defined below) relating to Senior Notes.

The significant components of interest expense are as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016

First Lien Term Loan Facility	$7,148	$6,785	$20,937	$20,921
ABL Facility revolving loans	1,043	700	2,686	1,824
FILO Facility	327	—	327	—
Senior Notes	6,799	6,875	20,625	20,625
Amortization of deferred financing costs and OID	1,818	1,514	5,179	4,454
Other interest expense	345	1,046	2,229	2,406
Interest expense	$17,480	$16,920	$51,983	$50,230

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

Transition Payments

In September 2015, the Company entered into an employment agreement with Geoffrey J. Covert as the President and Chief Executive Officer of each of the Company and Parent. In connection with this agreement, Mr. Covert is entitled to receive amounts under a transition program based on the value of certain equity awards from his former employer that he forfeited in connection with his previous employment.  The maximum amount of payments due under this agreement is approximately $5.0 million, payable over a period of four years. The Company accounts for these transition payments as derivatives that are not designated as hedging instruments and has measured the obligation at fair value at October 27, 2017 and January 27, 2017. The Company recognizes the expense associated with these payments over the requisite service period.

Fair Value

The fair value of the transition payments is estimated using a valuation model that includes unobservable inputs (Level 3, as defined in Note 7, “Fair Value of Financial Instruments”).

A summary of the recorded amounts included in the consolidated balance sheets is as follows (in thousands):

	October 27, 2017	January 27, 2017

Derivatives not designated as hedging instruments
Transition payments (included in other current liabilities)	$205	$831
Transition payments (included in other long-term liabilities)	$36	$217

A summary of recorded amounts included in the unaudited consolidated statements of comprehensive loss is as follows (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016

Derivatives designated as cash flow hedging instruments:
Loss related to effective portion of derivative recognized in OCI	$—	$—	$—	$168
Loss related to effective portion of derivatives reclassified from AOCI to interest expense	$—	$—	$—	$330
Gain related to ineffective portion of derivative recognized in interest expense	$—	$—	$—	$36
Derivatives not designated as hedging instruments:
(Gain) loss recognized in selling, general and administrative expenses	$(11)	$253	$27	$1,787

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

The Company uses the best available information in measuring fair value.  The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of October 27, 2017:

	October 27, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets – assets that fund deferred compensation	$959	$959	$—	$—
LIABILITIES
Other current liabilities – transition payments	$205	$—	$—	$205
Other long-term liabilities – transition payments	$36	$—	$—	$36
Other long-term liabilities – deferred compensation	$959	$959	$—	$—

Level 1 measurements include $1.0 million of deferred compensation assets that fund the liabilities related to the Company’s deferred compensation plan, including investments in trust funds.  The fair values of these funds are based on quoted market prices in an active market.

There were no Level 2 assets or liabilities as of October 27, 2017.

Level 3 measurements include transition payments to Mr. Covert (See Note 6, “Derivative Financial Instruments”) estimated using a valuation model that includes Level 3 unobservable inputs.  Significant assumptions used in the analysis include projected stock prices, stock volatility and the Company’s credit spread.

The Company did not have any transfers in and out of Levels 1 and 2 during the first three quarters of fiscal 2018.

The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis (in thousands) as of January 27, 2017:

	January 27, 2017
	Total	Level 1	Level 2	Level 3
ASSETS
Other assets – assets that fund deferred compensation	$816	$816	$—	$—
LIABILITIES
Other current liabilities – transition payments	$831	$—	$—	$831
Other long-term liabilities – transition payments interest rate swap	$217	$—	$—	$217
Other long-term liabilities – deferred compensation	$816	$816	$—	$—

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

The following table summarizes the activity for the period of changes in fair value of the Company’s Level 3 instruments (in thousands):

	For the Third Quarter Ended		For the First Three Quarters Ended
Transition Payments	October 27, 2017	October 28, 2016	October 27, 2017	October 28, 2016
Description
Beginning balance	$(252)	$(827)	$(1,048)	$(1,205)
Transfers in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (loss):
Included in earnings (1)	11	(253)	(27)	(1,787)
Included in other comprehensive loss	—	—	—	—
Purchases, redemptions and settlements:
Settlements	—	—	834	1,912
Ending balance	$(241)	$(1,080)	$(241)	$(1,080)

Total amount of unrealized gains (losses) for the period included in earnings relating to liabilities held at the reporting period	$11	$(253)	$(24)	$(817)

(1)         Gains (losses) are included in selling, general and administrative expenses.

The outstanding debt under the Credit Facilities and the Senior Notes is recorded in the financial statements at historical cost, net of applicable unamortized discounts and deferred financing costs.

The ABL Facility is tied directly to market rates and fluctuates as market rates change; as a result, the carrying value of the ABL Facility approximates fair value as of October 27, 2017 and January 27, 2017.

The fair value of the First Lien Term Loan Facility was estimated at $542.1 million, or $47.1 million lower than its carrying value, as of October 27, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the First Lien Term Loan Facility was estimated at $516.7 million, or $77.2 million lower than its carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

The fair value of the Senior Notes was estimated at $210.0 million, or $40.0 million lower than the carrying value, as of October 27, 2017, based on quoted market prices of the debt (Level 1 inputs).  The fair value of the Senior Notes was estimated at $166.9 million, or $83.1 million lower than the carrying value, as of January 27, 2017, based on quoted market prices of the debt (Level 1 inputs).

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

8.                                      Stock-Based Compensation

Number Holdings, Inc. 2012 Equity Incentive Plan

On February 27, 2012, the board of directors of Parent (the “Board”) adopted the Number Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes equity awards to be granted for up to 87,500 shares of Class A Common Stock of Parent and 87,500 shares of Class B Common Stock of Parent.  As of October 27, 2017, options for 84,081 shares of each of Class A Common Stock and Class B Common Stock were outstanding and held by employees, members of management and directors.  Options upon vesting may be exercised only for units consisting of an equal number of Class A Common Stock and Class B Common Stock.  Class B Common Stock has de minimis economic rights and the right to vote solely for election of directors.

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

The Company defers recognition of substantially all of the stock-based compensation expense related to these stock options. The nature of repurchase rights and transfer restrictions create a performance condition that is not considered probable of being achieved until a liquidity event or certain employment termination events are probable of occurrence. Additionally, the Company has deferred recognition of the stock-based compensation expense for performance-based options until it is probable that the performance targets will be achieved. These options are accounted for as equity-based awards. The fair value of these stock options was estimated at the date of grant using the Black-Scholes pricing model. There were 22,516 time-based and 19,315 performance-based employee options outstanding (for individuals other than board members, Mr. Covert and Ms. Thornton) as of October 27, 2017.

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

Accounting for stock-based compensation

Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.  In accordance with the adoption of ASU No. 2016-09, “Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2018, the Company elected to recognize forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific options forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period stock-based compensation expense.  During the third quarter and first three quarters of fiscal 2018, the Company recorded stock-based compensation expense of $0.1 million and $0.4 million, respectively.  During the third quarter and first three quarters of fiscal 2017, the Company recorded stock-based compensation expense of $0.2 million and $0.5 million, respectively.

The following summarizes stock option activity in the first three quarters of fiscal 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at the beginning of the period	82,140	$800
Granted	4,020	$757
Exercised	—	$—
Cancelled	(2,079)	$757
Outstanding at the end of the period	84,081	$799	8.3
Exercisable at the end of the period	21,727	$798	8.2

The following table summarizes the stock awards available for grant under the 2012 Plan as of October 27, 2017:

Number of Shares
Available for grant as of January 27, 2017	4,670
Authorized	—
Granted	(4,020)
Cancelled	2,079
Available for grant at October 27, 2017	2,729

9.                                      Related-Party Transactions

Management Services Agreements

Upon completion of the Merger, the Company and Parent entered into management services agreements with affiliates of the Sponsors (the “Management Services Agreements”).  Under each of the Management Services Agreements, the Company and Parent agreed to, among other things, retain and reimburse affiliates of the Sponsors for certain expenses incurred in connection with the provision by Sponsors of certain management and financial services and provide customary indemnification to the Sponsors and their affiliates.  In the first three quarters of fiscal 2018, the Company reimbursed affiliates of the Sponsors their expenses in the amount of less than $0.1 million.

First Lien Term Loan Facility

In connection with the Merger, the Company entered into the First Lien Term Loan Facility, under which various funds affiliated with Ares were lenders.  As of October 27, 2017 and January 27, 2017, funds affiliated with Ares and CPPIB held approximately $129.5 million and $130.5 million, respectively, of term loans under the First Lien Term Loan Facility.  The terms of the term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

See Note 16, “Subsequent Events” for a description of the Third Amendment (as defined below) to the First Lien Term Loan Facility.

Senior Notes

As of October 27, 2017 and January 27, 2017 various funds affiliated with Ares and CPPIB have collectively acquired $102.1 million aggregate principal amount of the Company’s Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

See Note 16, “Subsequent Events” for a description of the Exchange Offer (as defined below) to the Senior Notes.

10.                               Income Taxes

The effective income tax rate for the first three quarters of fiscal 2018 was a provision rate of (0.1)% compared to a provision rate of (0.2)% for the first three quarters of fiscal 2017.  Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The effective tax rate reflects the tax effect of the establishment of a valuation allowance against deferred tax assets in the second quarter of fiscal 2016, and the effect of not recognizing the benefit of losses incurred in fiscal 2018 and 2017 in jurisdictions where the Company concluded it is more likely than not that such benefits would not be realized.

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

As of October 27, 2017 and January 27, 2017, the Company had not accrued any liabilities related to unrecognized tax benefits, and had also not accrued any interest and penalties related to uncertain tax positions for the relevant periods. The Company files income tax returns in the U.S. federal jurisdiction and in various states.  The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2011 forward.

11.                               Commitments and Contingencies

Credit Facilities

The Company’s Credit Facilities and commitments are discussed in detail in Note 5, “Debt.”

Mid-Term Cash Incentive Plan and Special Bonus Letters

On July 26, 2016, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 99 Cents Only Stores LLC 2016 Mid-Term Cash Incentive Plan (the “Mid-Term Cash Incentive Plan”). The Mid-Term Cash Incentive Plan is intended to promote the success of the Company by rewarding certain employees for their service to the Company and to provide incentives for such employees to remain in the employ or other service of the Company and to contribute to the performance of the Company. Under the Mid-Term Cash Incentive Plan, if the Company achieves an initial Adjusted EBITDA (as defined in the Mid-Term Cash Incentive Plan) goal for either fiscal 2017 or the fiscal year ending January 26, 2018 (the “Initial Mid-Term Plan Goal”), 50% of a participant’s award will be eligible for payment. No amounts will be paid under the Mid-Term Cash Incentive Plan if the Initial Mid-Term Plan Goal is not achieved. If the Company achieves the Initial Mid-Term Plan Goal and then achieves the same Adjusted EBITDA goal for the fiscal year immediately following the year in which the Initial Mid-Term Plan Goal was achieved, the remaining 50% of the participant’s award will be eligible for payment. Payment of eligible awards will only be made to the extent the Company’s Free Cash Flow (as defined in the Mid-Term Cash Incentive Plan) exceeds the amount eligible for payment, as measured at the end of each second quarter and fourth quarter of each fiscal year after an amount becomes eligible for payment until the end of the fiscal year ending January 31, 2020.  The Company does not expect to maintain the Mid-Term Cash Incentive Plan for periods after the fiscal year ending July 31, 2020. As of October 27, 2017, the maximum payout under the Mid-Term Cash Incentive Plan is $22.3 million. The Company recognizes the expense associated with this Mid-Term Cash Incentive Plan over the requisite service periods and has accrued $14.7 million and $6.0 million as of October 27, 2017 and January 27, 2017, respectively.

On July 26, 2016, the Compensation Committee approved special bonus letters for three executives.  Pursuant to the terms thereof, if a Refinancing Transaction (as defined in the special bonus letters) occurs prior to October 1, 2018, each of the applicable executives will be eligible to receive a special bonus payable within 30 days of such transaction.  The special bonuses to be earned by the applicable executives total $4.0 million. No amounts have been accrued as of October 27, 2017.

Workers’ Compensation

The Company self-insures its workers’ compensation claims in California and Texas and provides for losses of estimated known and incurred but not reported insurance claims.  The Company does not discount the projected future cash outlays for the time value of money for claims and claim related costs when establishing its workers’ compensation liability.

As of October 27, 2017 and January 27, 2017, the Company had recorded a liability of $69.1 million for estimated workers’ compensation claims in California.  The Company has limited self-insurance exposure in Texas and had recorded a liability of less than $0.1 million as of each of October 27, 2017 and January 27, 2017 for workers’ compensation claims in Texas.  The Company purchases workers’ compensation insurance coverage in Arizona and Nevada and is not self-insured in those states.

Self-Insured Health Insurance Liability

During the third quarter of fiscal 2018, the Company began to fully self-insure its employee medical benefit claims.  Previously, the Company self-insured for a portion of its employee medical claims.  As of October 27, 2017 and January 27, 2017, the Company had recorded a liability of $2.5 million and $0.9 million, respectively, for estimated health insurance claims.  The Company maintains stop loss insurance coverage to limit its exposure for the self-funded health insurance program.

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

Legal Matters

Wage and Hour Matters

Shelley Pickett v. 99¢ Only Stores.  Plaintiff Shelley Pickett, a former cashier for the Company, filed a representative action complaint against the Company on November 4, 2011 in the Superior Court of the State of California, County of Los Angeles alleging a Private Attorneys General Act of 2004 (“PAGA”) claim that the Company violated section 14 of Wage Order 7-2001 by failing to provide seats for its cashiers behind checkout counters.  Pickett seeks civil penalties of $100 to $200 per violation, per each pay period for each affected employee, and attorney’s fees.  The court denied the Company’s motion to compel arbitration of Pickett’s individual claims or, in the alternative, to strike the representative action allegations in the complaint, and the Court of Appeals affirmed the trial court’s ruling.  On June 27, 2013, Pickett entered into a settlement agreement and release with the Company in another matter.  Payment has been made to the plaintiff under that agreement and the other action has been dismissed.  The Company’s position is that the release Pickett executed in that matter waives the claims she asserts in this action, waives her right to proceed on a class or representative basis or as a private attorney general and requires her to dismiss this action with prejudice as to her individual claims.  The Company notified Pickett of its position by a letter dated as of July 30, 2013, but she refused to dismiss the lawsuit.  On February 11, 2014, the Company answered the complaint, denying all material allegations, and filed a cross-complaint against Pickett seeking to enforce her agreement to dismiss this action.  Through the cross-complaint, the Company seeks declaratory relief, specific performance and damages.  Pickett has answered the cross-complaint, asserting a general denial of all material allegations and various affirmative defenses.  On September 30, 2014, the court denied the Company’s motion for judgment on the pleadings as to its cross-complaint and granted leave to Pickett to amend her complaint to add another representative plaintiff, Tracy Humphrey.  Plaintiffs filed their amended complaint on October 8, 2014, and the Company answered on October 10, 2014, denying all material allegations.  On April 4, 2016, in an unrelated matter involving similar claims against a different employer, the California Supreme Court issued a ruling that provides guidance to lower courts as to California’s employee seating requirement, which is a largely untested area of law.  The instant action had been stayed pending the issuance of the California Supreme Court ruling.  The stay was lifted and the parties mediated this matter on October 19, 2016.  The mediation did not result in a settlement. A bench trial was originally scheduled for May 31, 2017, and had been continued by the Court to June 6, 2017.  The Court bifurcated the trial so that it will address liability in the first phase, and penalties in a second phase, if necessary.  The Company filed a motion to strike the representative allegations in the complaint and focus the trial on the two stores where the named Plaintiffs worked.  That motion was heard on May 9, 2017, and, on May 25, 2017, the motion to strike was denied and the motion to phase trial was granted.  The parties engaged in settlement discussions and reached agreement to resolve the matter for an immaterial amount, subject to statutory notice requirements and court approval.  The settlement has now been finalized and the Court approved the settlement on August 1, 2017. The time to appeal has expired, the Company has fulfilled its obligations under the settlement, including payment, and this matter is now concluded.

Sofia Wilton Barriga v. 99¢ Only Stores.  Plaintiff, a former store associate, filed an action against the Company on August 5, 2013, in the Superior Court of the State of California, County of Riverside alleging on behalf of the plaintiff and all others allegedly similarly situated under the California Labor Code that the Company failed to pay wages for all hours worked, provide meal periods, pay wages timely upon termination, and provide accurate wage statements.  The plaintiff also asserted a derivative claim for unfair competition under the California Business and Professions Code.  The plaintiff seeks to represent a class of all non-exempt employees who were employed in California in the Company’s retail stores who worked the graveyard shift at any time from January 1, 2012, through the date of trial or settlement.  Although the class period as originally pled would extend back to August 5, 2009, the parties have agreed that any class period would run beginning January 1, 2012,  because of the preclusive effect of a judgment in a previous matter.  The plaintiff seeks to recover alleged unpaid wages, statutory penalties, interest, attorney’s fees and costs, and restitution.  On September 23, 2013, the Company filed an answer denying all material allegations.  A case management conference was held on October 4, 2013, at which the court ordered that discovery may proceed as to class certification issues only.  After discovery commenced, a mediation was held on March 12, 2015, resulting in a confidential mediator’s proposal, which the parties verbally accepted.  The parties were unable to negotiate and finalize a written settlement agreement.  Subsequent settlement discussions directly and through the mediator, as well as a court-ordered settlement conference, were unsuccessful.  Discovery resumed and plaintiff’s motion for class certification was fully briefed.  Plaintiff also brought a motion to strike the evidence submitted in support of the Company’s opposition to class certification.  At the Court’s request the parties mediated this matter prior to any ruling on the class certification motion and the motion to strike.  That mediation took place on March 2, 2017, and did not result in a settlement.  The motion for class certification and motion to strike were heard on April 20, 2017, and on April 26, 2017, the Court issued a minute order denying both motions.  The Court issued a more detailed order setting forth its reasoning on August 10, 2017.   On October 10, 2017, Plaintiff Barriga filed a Notice of Appeal.  On October 26, 2015, plaintiffs’ counsel filed another action in Los Angeles Superior Court, entitled Ivan Guerra v. 99 Cents Only Stores LLC (Case No. BC599119), which asserts PAGA claims based in part on the allegations at issue in the Barriga action.  By stipulation of the parties, the Guerra action has been transferred to Riverside Superior Court. This action was mediated along with the Barriga action in the March 2, 2017 mediation that did not result in a settlement.  On November 9, 2017, the Company filed a motion to stay the Guerra action pending the outcome of the appeal in the Barriga action.  That motion will be heard on December 14, 2017.  The Company cannot predict the outcome of these lawsuits or the amount of potential loss, if any, that could result from such lawsuits.

Phillip Clavel v. 99 Cents Only Stores LLC, et al.  Former warehouse worker Phillip Clavel filed an action against the Company on March 30, 2016, in the Superior Court of the State of California, County of Los Angeles on behalf of himself and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay regular, overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay wages timely during employment and upon termination, failure to provide proper wage statements, failure to reimburse business expenses, and failure to provide notice of the material terms of employment under the Wage Theft Prevention Act.  Plaintiff alleges that his claims arose during two periods of employment—one from March 2015 through mid-October 2015, during which he was employed by the Company as a forklift operator in the Commerce Distribution Center, and a second period from late October 2015 through February 2016, when he was similarly employed (through a staffing agency, BaronHR) at the Company’s Washington Boulevard warehouse.  On June 9, 2016, Plaintiff filed a First Amended Complaint.  The Company answered the First Amended Complaint on June 14, 2016, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  BaronHR also answered the First Amended Complaint.  Trial was set to commence on July 18, 2017.  A mediation took place on January 19, 2017, and at the conclusion of the mediation, the parties executed a term sheet settlement agreement to resolve the alleged PAGA claims.  The parties have now executed a long-form settlement agreement reflecting the final terms, which was contingent on Court approval.  The Court conducted a preliminary approval hearing on August 10, 2017, and requested additional information from Plaintiff.  At a further hearing on August 29, 2017, the Court entered an order granting approval of the settlement and entered a Judgment in accordance with the terms of the Order and the Parties’ PAGA Settlement Agreement.  The Company contributed $175,000 to the total settlement amount of $500,000.  The settlement is presently being administered and a declaration from the Settlement Administrator certifying that payments have been made pursuant to the Judgment will be provided after all payments are made.

Jimmy Mejia, et al. v. 99 Cents Only Stores LLC.  Former store associates Jimmy Mejia and Yamilet Serrano filed an action against the Company on September 16, 2016, in the Superior Court of the State of California, County of Los Angeles on behalf of themselves and all other alleged aggrieved employees, seeking civil penalties under the PAGA for the following alleged Labor Code violations: failure to pay overtime and minimum wages for all hours worked, failure to provide proper meal and rest periods, failure to pay timely wages during employment and upon termination, and failure to provide proper wage statements.  On November 14, 2016, the Company answered the complaint, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  Trial was initially scheduled for January 8, 2018, and has been continued at the parties’ request to April 16, 2018.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Venzel Bradford v. BaronHR, Inc., et al.  Former warehouse worker Venzel Bradford filed a putative class action complaint against BaronHR, Inc., Solvis Staffing Services, Inc., Personnel Staffing Group, LLC, and the Company on April 26, 2017, in the Superior Court of the State of California, County of Los Angeles.  On behalf of himself and all others alleged to be similarly situated, Bradford is asserting claims for failure to pay overtime wages, failure to provide meal and rest periods, waiting time penalties, failure to provide proper wage statements, and unfair competition.  Bradford was not employed by the Company; he was employed by one or more of the staffing agencies named as defendants.  The Company has sought indemnity from the employing agency(ies), and BaronHR, LLC has agreed to provide the requested indemnity.  On or about September 21, 2017, Plaintiff voluntarily dismissed Personnel Staffing Group, LLC, as a Defendant.  On or about October 10, 2017, the Company filed an answer, generally denying the allegations in the complaint and asserting a number of affirmative defenses.  An initial status conference was held on September 15, 2017.  Because the other defendants (including BaronHR, which apparently employed Plaintiff Bradford) were not given notice of the hearing, a continued status conference was set for October 30, 2017.  Following further discussions among the parties, Plaintiff agreed to dismiss his classwide allegations but he indicated that he intended to proceed with his suit as a PAGA action instead of a class action.  On or about October 26, 2017, Plaintiff filed a request and declaration in support of his request to dismiss his classwide allegations.  The Company took the position that Plaintiff must first arbitrate his individual claims prior to attempting to pursue his PAGA claim.  In addition, because Plaintiff Bradford was included among the allegedly aggrieved employees in the Clavel PAGA action described above, the Company identified the Clavel action to the Court since the Judgment there will affect—and may preclude—Plaintiff Bradford’s ability to bring PAGA claims in this action.  Following these submissions, the Court independently rescheduled the status conference to December 15, 2017.  Pending this conference, discovery in the matter remains stayed.  The Company cannot predict the outcome of this lawsuit or the amount of potential loss, if any, that could result from such lawsuit.

Environmental Matters

People of the State of California v. 99 Cents Only Stores LLC.  This action was brought by the San Joaquin District Attorney and a number of other public prosecutors against the Company in San Joaquin County Superior Court alleging that the Company had violated hazardous waste statutory and regulatory requirements at its retail stores in California.  The Company settled this case through the entry of a stipulated judgment in December 2014 which contained injunctive relief requiring the Company to comply with applicable hazardous waste requirements at these stores. On June 29, 2015, the District Attorney informed the Company of alleged hazardous waste violations identified during a March 2015 inspection of a recently-opened store in Sonora, Tuolumne County and requested a meeting with the Company.  Since that time, the Company has been cooperating with the District Attorney to provide information regarding the alleged violations.  In May 2016, the discussions with the District Attorney were extended to include non-compliance issues identified at an existing store in San Jose during an inspection on March 16, 2016.  The Company and the District Attorney have reached a verbal agreement in principle to resolve the District Attorney’s demands in exchange for payment of an immaterial amount.  There is not yet a formal written settlement agreement.  In connection with this matter, the Company has accrued an immaterial amount.  Although any monetary damages ultimately paid by the Company may exceed the accrued amount, it is not currently possible to estimate whether any monetary damages paid would exceed the amount that the Company has accrued for this matter or the impact that any injunctive relief may have on the Company’s business, financial condition and results of operations.

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

12.                               Assets Held for Sale

Assets held for sale as of October 27, 2017 and January 27, 2017 consisted of vacant land in Rancho Mirage and Los Angeles, California and land in Bullhead, Arizona with an aggregate carrying value of $4.9 million.

13.                               Other Accrued Expenses

Other accrued expenses as of October 27, 2017 and January 27, 2017 are as follows (in thousands):

	October 27, 2017	January 27, 2017
Accrued interest	$14,219	$6,840
Accrued occupancy costs	13,312	9,438
Accrued legal reserves and fees	15,299	10,624
Accrued California Redemption Value	2,688	2,343
Accrued transportation	5,471	4,598
Accrued temporary labor	4,330	2,087
Other	12,391	10,152
Total other accrued expenses	$67,710	$46,082

14.                               New Authoritative Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption was not permitted.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 for all entities by one year, while allowing early adoption as of the original public entity date.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying

Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify or to correct unintended application of the Topic 606, including disclosure requirements related to performance obligations. In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition” (Topic 605), “Revenue from Contracts with Customers” (Topic 606), “Leases” (Topic 840), and “Leases” (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers,” as amended by the one-year deferral and early adoption provisions in ASU 2015-14. The Company is primarily engaged in the business of selling consumable and general merchandise and seasonal products. Revenues from the sale of such products are recognized at the point of sale. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate ASU 2014-09 and other amendments and related interpretive guidance through the date of adoption. The Company expects to adopt ASU 2014-09 under the modified retrospective approach in the first quarter of fiscal 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease.  This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  Subsequently, in September 2017, the FASB issued ASU 2017-13, “Revenue Recognition” (Topic 605), “Revenue from Contracts with Customers” (Topic 606), “Leases” (Topic 840), and “Leases” (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02.  ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented.  The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and is anticipating a material impact on its consolidated financial statements because the Company is party to a significant number of lease contracts.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This new guidance will require a modified retrospective adoption approach to existing hedging relationships as of the adoption date.  The amended presentation and disclosure guidance is to be applied on a prospective basis.  The guidance is effective for annual and interim periods, beginning after December 15, 2018, with early adoption permitted. The adoption is not expected to have a material impact on the Company or its consolidated financial statements.

15.                               Financial Guarantees

On December 29, 2011, the Company issued $250.0 million principal amount of the Senior Notes.  The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, by each of the Company’s existing and future restricted subsidiaries that are guarantors under the Credit Facilities and certain other indebtedness.

As of October 27, 2017 and January 27, 2017, the Senior Notes are fully and unconditionally guaranteed by the Subsidiary Guarantors.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 27, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,212	$1,142	$37	$—	$2,391
Accounts receivable, net	2,077	254	—	—	2,331
Income taxes receivable	2,739	—	—	—	2,739
Inventories, net	183,613	29,225	—	—	212,838
Assets held for sale	4,903	—	—	—	4,903
Other	10,539	391	5	—	10,935
Total current assets	205,083	31,012	42	—	236,137
Property and equipment, net	414,587	47,080	21	—	461,688
Deferred financing costs, net	1,976	—	—	—	1,976
Equity investments and advances to subsidiaries	897,566	834,079	3,199	(1,734,844)	—
Intangible assets, net	441,291	1,420	—	—	442,711
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	13,165	311	15	—	13,491
Total assets	$2,354,311	$913,902	$3,277	$(1,734,844)	$1,536,646

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$88,153	$9,087	$—	$—	$97,240
Intercompany payable	835,722	859,827	3,672	(1,699,221)	—
Payroll and payroll-related	33,543	2,193	—	—	35,736
Sales tax	16,048	664	—	—	16,712
Other accrued expenses	63,751	3,947	12	—	67,710
Workers’ compensation	69,143	75	—	—	69,218
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	1,228	—	—	—	1,228
Total current liabilities	1,113,726	875,793	3,684	(1,699,221)	293,982
Long-term debt, net of current portion	902,417	—	—	—	902,417
Unfavorable lease commitments, net	3,067	12	—	—	3,079
Deferred rent	28,569	2,067	—	—	30,636
Deferred compensation liability	959	—	—	—	959
Capital and financing lease obligation, net of current portion	52,584	—	—	—	52,584
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	16,587	—	—	—	16,587
Total liabilities	2,279,359	877,872	3,684	(1,699,221)	1,461,694

Member’s Equity:
Member units	551,286	—	1	(1)	551,286
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(457,134)	(63,913)	(408)	64,321	(457,134)
Total equity	74,952	36,030	(407)	(35,623)	74,952
Total liabilities and equity	$2,354,311	$913,902	$3,277	$(1,734,844)	$1,536,646

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 27, 2017

(In thousands)

	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash	$1,207	$1,105	$136	$—	$2,448
Accounts receivable, net	3,478	32	—	—	3,510
Income taxes receivable (payable)	3,885	(9)	—	—	3,876
Inventories, net	148,429	27,463	—	—	175,892
Assets held for sale	4,903	—	—	—	4,903
Other	9,571	723	13	—	10,307
Total current assets	171,473	29,314	149	—	200,936
Property and equipment, net	456,020	51,571	29	—	507,620
Deferred financing costs, net	3,488	—	—	—	3,488
Equity investments and advances to subsidiaries	766,276	696,162	2,907	(1,465,345)	—
Intangible assets, net	445,302	1,725	—	—	447,027
Goodwill	380,643	—	—	—	380,643
Deposits and other assets	8,246	331	15	—	8,592
Total assets	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$78,835	$7,753	$—	$—	$86,588
Intercompany payable	697,590	719,397	3,497	(1,420,484)	—
Payroll and payroll-related	22,370	1,740	—	—	24,110
Sales tax	18,867	522	—	—	19,389
Other accrued expenses	43,962	2,103	17	—	46,082
Workers’ compensation	69,094	75	—	—	69,169
Current portion of long-term debt	6,138	—	—	—	6,138
Current portion of capital and financing lease obligation	31,330	—	—	—	31,330
Total current liabilities	968,186	731,590	3,514	(1,420,484)	282,806
Long-term debt, net of current portion	865,375	—	—	—	865,375
Unfavorable lease commitments, net	3,969	19	—	—	3,988
Deferred rent	28,141	2,216	3	—	30,360
Deferred compensation liability	816	—	—	—	816
Capital and financing lease obligation, net of current portion	47,195	—	—	—	47,195
Deferred income taxes	161,450	—	—	—	161,450
Other liabilities	12,297	—	—	—	12,297
Total liabilities	2,087,429	733,825	3,517	(1,420,484)	1,404,287

Member’s Equity:
Member units	550,918	—	1	(1)	550,918
Additional paid-in capital	—	99,943	—	(99,943)	—
Investment in Number Holdings, Inc. preferred stock	(19,200)	—	—	—	(19,200)
Accumulated deficit	(387,699)	(54,665)	(418)	55,083	(387,699)
Total equity	144,019	45,278	(417)	(44,861)	144,019
Total liabilities and equity	$2,231,448	$779,103	$3,100	$(1,465,345)	$1,548,306

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Third Quarter Ended October 27, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$506,861	$46,770	$71	$(71)	$553,631
Cost of sales	354,982	35,794	—	—	390,776
Gross profit	151,879	10,976	71	(71)	162,855
Selling, general and administrative expenses	158,170	14,267	68	(71)	172,434
Operating (loss) income	(6,291)	(3,291)	3	—	(9,579)
Other (income) expense:
Interest income	(1)	—	—	—	(1)
Interest expense	17,480	—	—	—	17,480
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	3,288	—	—	(3,288)	—
Total other expense, net	20,767	—	—	(3,288)	17,479
(Loss) income before provision for income taxes	(27,058)	(3,291)	3	3,288	(27,058)
Provision for income taxes	—	—	—	—	—
Net (loss) income	$(27,058)	$(3,291)	$3	$3,288	$(27,058)
Comprehensive (loss) income	$(27,058)	$(3,291)	$3	$3,288	$(27,058)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Three Quarters Ended October 27, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,498,496	$143,097	$214	$(214)	$1,641,593
Cost of sales	1,050,579	109,943	—	—	1,160,522
Gross profit	447,917	33,154	214	(214)	481,071
Selling, general and administrative expenses	456,052	42,402	204	(214)	498,444
Operating (loss) income	(8,135)	(9,248)	10	—	(17,373)
Other (income) expense:
Interest income	(8)	—	—	—	(8)
Interest expense	51,983	—	—	—	51,983
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	9,238	—	—	(9,238)	—
Total other expense, net	61,213	—	—	(9,238)	51,975
(Loss) income before provision for income taxes	(69,348)	(9,248)	10	9,238	(69,348)
Provision for income taxes	87	—	—	—	87
Net (loss) income	$(69,435)	$(9,248)	$10	$9,238	$(69,435)
Comprehensive (loss) income	$(69,435)	$(9,248)	$10	$9,238	$(69,435)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Third Quarter Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$458,013	$42,131	$459	$(459)	$500,144
Cost of sales	322,306	32,676	—	—	354,982
Gross profit	135,707	9,455	459	(459)	145,162
Selling, general and administrative expenses	152,117	13,465	96	(459)	165,219
Operating (loss) income	(16,410)	(4,010)	363	—	(20,057)
Other (income) expense:
Interest income	(7)	—	—	—	(7)
Interest expense	16,920	—	—	—	16,920
Loss on extinguishment of debt	—	—	—	—	—
Equity in loss (earnings) of subsidiaries	3,647	—	—	(3,647)	—
Total other expense, net	20,560	—	—	(3,647)	16,913
(Loss) income before provision for income taxes	(36,970)	(4,010)	363	3,647	(36,970)
Provision for income taxes	21	—	—	—	21
Net (loss) income	$(36,991)	$(4,010)	$363	$3,647	$(36,991)
Comprehensive (loss) income	$(36,991)	$(4,010)	$363	$3,647	$(36,991)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the First Three Quarters Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales:
Total sales	$1,382,473	$127,058	$570	$(570)	$1,509,531
Cost of sales	975,681	98,521	—	—	1,074,202
Gross profit	406,792	28,537	570	(570)	435,329
Selling, general and administrative expenses	442,940	39,405	158	(570)	481,933
Operating (loss) income	(36,148)	(10,868)	412	—	(46,604)
Other (income) expense:
Interest income	(45)	—	—	—	(45)
Interest expense	50,230	—	—	—	50,230
Loss on extinguishment of debt	335	—	—	—	335
Equity in loss (earnings) of subsidiaries	10,456	—	—	(10,456)	—
Total other expense, net	60,976	—	—	(10,456)	50,520
(Loss) income before provision for income taxes	(97,124)	(10,868)	412	10,456	(97,124)
Provision for income taxes	146	—	—	—	146
Net (loss) income	$(97,270)	$(10,868)	$412	$10,456	$(97,270)
Comprehensive (loss) income	$(97,108)	$(10,868)	$412	$10,456	$(97,108)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended October 27, 2017

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(27,651)	$1,724	$(99)	$—	$(26,026)
Cash flows from investing activities:
Purchases of property and equipment	(30,363)	(1,688)	—	—	(32,051)
Proceeds from sales of property and fixed assets	9,398	1	—	—	9,399
Insurance recoveries for replacement assets	475	—	—	—	475
Net cash used in investing activities	(20,490)	(1,687)	—	—	(22,177)
Cash flows from financing activities:
Proceeds from long-term debt	25,000	—	—	—	25,000
Payments of long-term debt	(4,604)	—	—	—	(4,604)
Proceeds under revolving credit facility	211,400	—	—	—	211,400
Payments under revolving credit facility	(197,200)	—	—	—	(197,200)
Payments of debt issuance costs	(880)	—	—	—	(880)
Proceeds from financing lease obligations	15,317	—	—	—	15,317
Payments of capital and financing lease obligations	(887)	—	—	—	(887)
Net cash provided by financing activities	48,146	—	—	—	48,146
Net increase (decrease) in cash	5	37	(99)	—	(57)
Cash – beginning of period	1,207	1,105	136	—	2,448
Cash – end of period	$1,212	$1,142	$37	$—	$2,391

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the First Three Quarters Ended October 28, 2016

(In thousands)

(Unaudited)

	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,193	$1,742	$(4)	$—	$7,931
Cash flows from investing activities:
Purchases of property and equipment	(33,652)	(1,621)	—	—	(35,273)
Proceeds from sales of fixed assets	617	—	—	—	617
Insurance recoveries for replacement assets	937	—	—	—	937
Net cash used in investing activities	(32,098)	(1,621)	—	—	(33,719)
Cash flows from financing activities:
Payments of long-term debt	(4,604)	—	—	—	(4,604)
Proceeds under revolving credit facility	168,500	—	—	—	168,500
Payments under revolving credit facility	(174,500)	—	—	—	(174,500)
Payments of debt issuance costs	(4,725)	—	—	—	(4,725)
Proceeds from financing lease obligations	41,993	—	—	—	41,993
Payments of capital and financing lease obligations	(762)	—	—	—	(762)
Net cash provided by financing activities	25,902	—	—	—	25,902
Net (decrease) increase in cash	(3)	121	(4)	—	114
Cash – beginning of period	1,266	1,009	37	—	2,312
Cash – end of period	$1,263	$1,130	$33	$—	$2,426

16.                               Subsequent Events

Amendment to First Lien Term Loan Facility

On November 7, 2017 (the “Amendment Date”), the Company amended the terms of the First Lien Term Loan Facility (the “Third Amendment”) to, among other things, (i) provide for the refinancing or replacement of not less than 85% of the existing tranche B-2 term loans held by lenders that are not affiliates of the Company under the First Lien Term Loan Facility immediately prior to the effectiveness of the Third Amendment (the “Existing Term Facility”) with new first lien term loans (the “New First Lien Term Loans”),  (ii) provide for the reallocation of 100% of the aggregate principal amount of the tranche B-2 term loans under the Existing First Lien Term Loan Facility held by lenders that are affiliates of the Company to a new senior secured second lien facility (the “Second Lien Facility”), (iii) permit an exchange of the Borrower’s Senior Notes for new senior secured notes all or partially payable in kind and with a later maturity date, (iv) increase the mandatory prepayment threshold for excess cash flow of the Company from 50% to 100% commencing with the fiscal year ending January 25, 2019, (v) permit the Company to reinvest $5.0 million of the net cash proceeds received or realized after the Amendment Date from certain asset sales (including sale leaseback transactions) or recovery events, (vi) eliminate any incremental capacity after the Amendment Date, (vi) reduce certain thresholds in the negative covenants in a manner consistent with certain features of the ABL Facility, (vii) add certain unencumbered real property of the Company as collateral for the First Lien Term Loan Facility, as more particularly described under “Entry into Second Lien Facility” below, and (viii) permit certain other modifications as set forth in the Third Amendment. Upon the effectiveness of the Third Amendment, approximately $399.2 million of the term loans under the Existing Term Facility held by lenders that are not affiliates of the Company were converted into New First Lien Term Loans (and approximately $34.7 million of tranche B-2 loans were converted into New First Lien Term Loans after the consummation of the Third Amendment) and, upon the effectiveness of the Second Lien Credit Agreement, approximately $130 million of tranche B-2 term loans held by lenders that are affiliates of the Company under the Existing Term Facility were reallocated to the Second Lien Facility.  Lenders approving the Third Amendment received an upfront fee of 50 basis points at closing.

The New First Lien Term Loans bear interest at the Eurocurrency Rate plus 6.50% (5.00% to be payable in cash and 1.50% to be payable in-kind) or the Base Rate plus 5.50% (4.00% to be payable in cash and 1.50% to be payable in-kind (“PIK”); provided that, the Company may, at its option and upon notice to the administrative agent, pay all or any portion of the PIK interest in cash. The Eurocurrency rate is subject to a floor of 1.0%.  The New First Lien Term Loans shall be payable in equal quarterly installments of 1% per annum, with the balance payable on the scheduled maturity date (the “Extended First Lien Maturity Date”), which was extended to January 13, 2022; provided that, if less than 95% of the principal amount of the Senior Notes outstanding on the Amendment Date has been converted, redeemed, repurchased or refinanced in full on or before the date that is three business days prior to June 1, 2019, such that the stated maturity date in respect of the Senior Notes (other than up to 5% in aggregate principal amount of the Senior Notes) is at least 91 days after January 13, 2022, then the Extended First Lien Maturity Date will be June 1, 2019.

The Company may prepay or reprice the New First Lien Term Loans, in whole or in part, at any time, with payment of a prepayment premium equal to (a) 2.0% of principal amount prepaid or repriced if made during the first two years of the Amendment Date and (b) 1.0% of principal amount prepaid or repriced if made after the second anniversary of Amendment Date but before the third anniversary of the Amendment Date. Thereafter, no prepayment premium is applicable.

Tranche B-2 term loans that remain outstanding under the First Lien Term Loan Facility after the Amendment Date (a) will not benefit from certain covenants and the events of default governing the New First Lien Term Loan, other than those relating to payment, security or insolvency and (b) may not be assigned without the prior written consent of the Company in the Company’s sole discretion.

Amendment to ABL Credit Facility

In connection with the Third Amendment, the Company amended its ABL Facility (the “Sixth Amendment”) to, among other things, (i) extend the maturity date of the ABL Facility (including, for the avoidance of doubt, the FILO Facility) to a date that is 91 days prior to the Extended First Lien Maturity Date, (ii) permit an exchange of the Borrower’s Senior Notes for new senior secured notes partially payable in kind and with a later maturity date, (iii) permit the refinancing of the tranche B-2 loans under the Company’s Existing Term Facility for New First Lien Term Loans, (iv) permit the Second Lien Facility and (v) reset incremental FILO capacity up to $15.0 million and (vi)permit certain other modifications as set forth in the Sixth Amendment.

Entry into Second Lien Facility

In connection with the Third Amendment, the Company, Parent, the subsidiaries of the Company party thereto Wilmington Trust, National Association, as administrative agent (the “Second Lien Administrative Agent”), and the lenders from time to time party thereto, entered into that certain Credit Agreement (the “Second Lien Credit Agreement”). The loans under the Second Lien Facility bear interest at a per annum rate equal to Eurocurrency rate plus 8.50% or the Base Rate plus 7.50%, in each case, in the form of PIK interest. The Eurocurrency rate is subject to a floor of 1.0%. The maturity date of the Second Lien Facility will be 91 days after the Extended First Lien Maturity Date.  The Second Lien Facility is secured by a second lien on the same collateral assets as the First Lien Term Loan Facility and a third lien on the ABL-priority collateral assets, and is guaranteed by the same guarantors as the First Lien Term Loan Facility and the ABL Facility.

The Second Lien Facility contains prepayment provisions, covenants and events of default that are substantially similar to the New First Lien Term Loans.

All obligations under the Second Lien Facility are unconditionally guaranteed by Parent and certain of the Company’s existing wholly owned domestic restricted subsidiaries, and are required to be guaranteed by certain of the Company’s future wholly owned domestic restricted subsidiaries.  All obligations under the Second Lien Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, on a second-priority basis by substantially all of the assets of the Company and Parent and the Company’s restricted subsidiaries that have guaranteed the credit facility under the First Lien Term Loan Facility.

In connection with the Third Amendment, Sixth Amendment and Second Lien Credit Agreement, in addition to the collateral securing the Existing Term Facility and ABL Facility, (i) the First Lien Term Loan Facility will be secured by a first-priority mortgage on all unencumbered fee-owned real property of the Company other than certain property designated as excluded real property by the Company on the Amendment Date or that is eligible for an exempt sale-leaseback transaction (the “Real Estate Collateral”), (ii) the Second Lien Facility will be secured by a second-priority mortgage on the Real Estate Collateral, (iii) the ABL Facility will be secured by a third-priority mortgage on the Real Estate Collateral.

Senior Notes Exchange Offer

On November 7, 2017, the Company launched an exchange offer and consent solicitation (the “Exchange Offer”) to (i) exchange its existing 11% Senior Notes due 2019 for the Company’s newly issued 13% Cash/PIK Notes due 2022 (the “New Secured Notes”), of which there are currently $250 million aggregate principal amount outstanding and (ii) solicit consents to certain proposed amendments to the indenture governing the Senior Notes, in each case, upon the terms and subject to the conditions as set forth in an Offering Memorandum and a related Letter of Transmittal. On November 22, 2017, the Company launched an amended Exchange Offer to (i) shorten the maturity date of the New Secured Notes being offered in exchange for the Senior Notes to April 14, 2022, (ii) extend the Early Tender Date from 5:00 p.m., New York City time, on November 22, 2017 to 5:00 p.m., New York City time, on November 30, 2017, (iii) increase the early tender consideration offered to include a cash fee of $7.50 per each $1,000 principal amount of Senior Notes, (iv) amend certain terms of the New Secured Notes and (v) amend the conditions to the Exchange Offer to include a minimum tender condition that at least 95% in aggregate principal amount of Senior Notes be validly tendered and not validly withdrawn in the Exchange Offer and the simultaneous exchange of Senior Notes held by the Sponsors, as described below, to prior to 11:59 p.m., New York City time, on the expiration date. The Company also amended the consideration being offered to the Sponsors in exchange for their Senior Notes from its 13% All PIK Notes due 2023 to shares of new paid-in-kind Series A-1 Preferred Stock, $0.001 par value per share, of Parent.  The New Secured Notes will be effectively senior to all of the Company’s existing and future unsecured indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the New Secured Notes.  The Exchange Offer expired at 11:59 p.m., New York City time, on December 7, 2017, and the settlement date is expected to be on or about December 14, 2017.  In connection with the Exchange Offer, the Company entered into a transaction support agreement with certain holders (including beneficial owners or investment managers of beneficial owners) of Senior Notes (together with their successors and assigns, the “Support Parties”), pursuant to which the Company and the Support Parties, including the Sponsors or their affiliates, agreed (subject to the terms and conditions set forth therein) to support the Exchange Offer as amended pursuant to the terms and conditions of the Offering Memorandum. On December 6, 2017, the Company announced that it had received tenders from holders of at least $242,228,000 in aggregate principal amount of Senior Notes, representing approximately 96.89% of the total outstanding principal amount of Senior Notes.  As of November 30, 2017, the right to withdraw tenders of Senior Notes and related consents and the right to receive an early tender premium have expired.

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

General

We are an extreme value retailer of consumable and general merchandise and seasonal products.  Our stores offer everyday grocery, fresh, consumable products and other household items as well as seasonal items that are primarily priced at 99.99¢ or less. We also offer a growing assortment of items across the store priced above $1 that represent an extreme-value offering to our budget-conscious customers. We carry a wide assortment of regularly available products as well as a broad variety of first-quality closeout merchandise. In addition, we carry domestic and imported fresh produce, deli, dairy and frozen and refrigerated food products.

On January 13, 2012, we were acquired through a merger (the “Merger”) with a subsidiary of Number Holdings, Inc., a Delaware corporation (“Parent”) with us surviving.  In connection with the Merger, we became a subsidiary of Parent, which is controlled by affiliates of Ares Management, L.P. (“Ares”) and Canada Pension Plan Investment Board (“CPPIB” and, together with Ares, the “Sponsors”).

We follow a fiscal calendar consisting of four quarters with 91 days, each ending on the Friday closest to the last day of April, July, October or January, as applicable, and a 52-week fiscal year with 364 days, with a 53-week year every five to six years. Unless otherwise stated, references to years in this Report relate to fiscal years rather than calendar years. Fiscal 2018 began on January 28, 2017, will end on February 2, 2018 and will consist of 53 weeks.  Fiscal year 2017 (“fiscal 2017”) began on January 30, 2016, ended on January 27, 2017 and consisted of 52 weeks.  The third quarter ended October 27, 2017 (the “third quarter of fiscal 2018”) and the third quarter ended October 28, 2016 (the “third quarter of fiscal 2017”) were each comprised of 91 days. Each of the nine-month period ended October 27, 2017 (the “first three quarters of fiscal 2018”) and the nine-month period ended October 28, 2016 (the “first three quarters of fiscal 2017”) was comprised of 273 days.

For the third quarter of fiscal 2018, we had net sales of $553.6 million, operating loss of $9.6 million and a net loss of $27.1 million.  Sales increased during the third quarter of fiscal 2018 over the same period in fiscal 2017 primarily due to an increase in same-store sales of 11.3% and the full quarter effect of new stores opened in fiscal 2017.  Third quarter of fiscal 2018 results were positively impacted by decreases in shrinkage and higher product margin compared to the third quarter of fiscal 2017 as further discussed in “Results of Operations — Third Quarter Ended October 27, 2017 Compared to Third Quarter Ended October 28, 2016 — Gross Profit” and also positively impacted by leveraging higher same-store sales, among other factors as further discussed in “Results of Operations — Third Quarter Ended October 27, 2017 Compared to Third Quarter Ended October 28, 2016 — Selling, General and Administrative Expenses”.  For the first three quarters of fiscal 2018, we had net sales of $1,641.6 million, operating loss of $17.4 million and a net loss of $69.4 million.  Sales increased during the first three quarters of fiscal 2018 over the same period in fiscal 2017 primarily due to an increase in same-store sales of 9.0% and the full year effect of new stores opened in fiscal 2017.

The senior leadership team continues to focus on key strategies designed to enable us to profitably scale our business while continuing to meet the needs of our customers. These areas are discussed in detail under Item 1, “Business—Our Business Strategy” of our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.

In the first three quarters of fiscal 2018, we opened one new store in California.  We currently intend to open one new store in the fourth quarter of fiscal 2018 and two new stores in the first quarter of fiscal 2019. We expect to close four stores by the end of fiscal 2018.  Of these four stores, two will close upon lease expiration and two will close through exercise of our early lease termination rights.  We believe that our near term growth will primarily result from increases in same-store sales and new store openings in our existing territories.

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

Net Sales: Revenue is recognized at the point of sale in our stores (“retail sales”).  Bargain Wholesale revenue is recognized in accordance with the shipping terms agreed upon on the purchase order.  Bargain Wholesale sales are typically recognized free on board origin, where title and risk of loss pass to the buyer when the merchandise leaves our distribution facility.

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

The following table sets forth selected income statement data, including such data as a percentage of net sales for the periods indicated (percentages may not add up due to rounding):

	For the Third Quarter Ended				For the First Three Quarters Ended
	October 27, 2017	% of Net Sales	October 28, 2016	% of Net Sales	October 27, 2017	% of Net Sales	October 28, 2016	% of Net Sales
Net Sales:
99¢ Only Stores	$543,856	98.2%	$489,900	98.0%	$1,613,136	98.3%	$1,479,126	98.0%
Bargain Wholesale	9,775	1.8	10,244	2.0	28,457	1.7	30,405	2.0
Total sales	553,631	100.0	500,144	100.0	1,641,593	100.0	1,509,531	100.0
Cost of sales	390,776	70.6	354,982	71.0	1,160,522	70.7	1,074,202	71.2
Gross profit	162,855	29.4	145,162	29.0	481,071	29.3	435,329	28.8
Selling, general and administrative expenses	172,434	31.1	165,219	33.0	498,444	30.4	481,933	31.9
Operating loss	(9,579)	(1.7)	(20,057)	(4.0)	(17,373)	(1.1)	(46,604)	(3.1)
Other (income) expense:
Interest income	(1)	0.0	(7)	0.0	(8)	0.0	(45)	0.0
Interest expense	17,480	3.2	16,920	3.4	51,983	3.2	50,230	3.3
Loss on extinguishment of debt	—	0.0	—	0.0	—	0.0	335	0.0
Total other expense, net	17,479	3.2	16,913	3.4	51,975	3.2	50,520	3.3
Loss before provision for income taxes	(27,058)	(4.9)	(36,970)	(7.4)	(69,348)	(4.2)	(97,124)	(6.4)
Provision for income taxes	—	0.0	21	0.0	87	0.0	146	0.0
Net loss	$(27,058)	(4.9)%	$(36,991)	(7.4)%	$(69,435)	(4.2)%	$(97,270)	(6.4)%

Third Quarter Ended October 27, 2017 Compared to Third Quarter Ended October 28, 2016

Net sales.  Total net sales increased $53.5 million, or 10.7%, to $553.6 million in the third quarter of fiscal 2018, from $500.1 million in the third quarter of fiscal 2017.  Net retail sales increased $53.9 million, or 11.0%, to $543.8 million in the third quarter of fiscal 2018, from $489.9 million in the third quarter of fiscal 2017.  Bargain Wholesale net sales decreased by $0.4 million, or 4.6%, to $9.8 million in the third quarter of fiscal 2018, from $10.2 million in the third quarter of fiscal 2017.  The $53.9 million increase in net retail sales was primarily due to a 11.3% increase in same-store sales and the full quarter effect of stores opened in fiscal 2017.  The increase in retail sales was partially offset by a decrease in sales of approximately $5.1 million due to the impact of closed stores. Same-store sales increased 11.3% compared to the third quarter of fiscal 2017, with higher customer traffic of 5.1% and higher average ticket of 5.8%. The increase in same-store sales was primarily driven by continued sales growth in all major categories including seasonal, general merchandise, consumables, fresh and grocery.  Also contributing to the sales increase was higher sales of above $1 products, refresh market sales performance, improved product assortment, store execution and in-stock levels.

Gross profit.  Gross profit increased $17.7 million, or 12.2%, to $162.9 million in the third quarter of fiscal 2018, from $145.2 million in the third quarter of 2017.  As a percentage of net sales, overall gross margin increased to 29.4% in the third quarter of fiscal 2018, from 29.0% in the third quarter of fiscal 2017.  Among the gross profit components, shrinkage improved by 20 basis points compared to fiscal 2017 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin increased by 20 basis points compared to the third quarter of fiscal 2017 primarily as a result of lower levels of clearance initiatives compared to prior year and improved fresh category margins, partially offset by a higher mix of above $1 products, which drove overall improvements in sales and margin dollars, but was dilutive to product margin rates.  Distribution and transportation expenses increased by 20 basis points primarily due to higher distribution labor costs associated with the transition to a seven day delivery schedule.  Management expects these costs to normalize over time. The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $7.2 million or 4.4%, to $172.4 million in the third quarter of fiscal 2018, from $165.2 million in the third quarter of fiscal 2017.  As a percentage of net sales, selling, general and administrative expenses decreased by 190 basis points to 31.1% for the third quarter of fiscal 2018 from 33.0% for the third quarter of fiscal 2017.  Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2018 were favorably impacted by 80 basis points as a result of operating leverage on fixed expenses stemming from higher same-store sales, as compared to the third quarter of fiscal 2017.  Positively impacted fixed expense categories include but are not limited to depreciation, store occupancy costs and other fixed store-level expenses.  In addition, the third quarter of fiscal 2017 included an estimated sales tax liability charge, which increased prior year third quarter selling, general and administrative expenses as a percentage of sales by 50 basis points and resulted in a favorable comparison to the third quarter of fiscal 2018.  Workers’ compensation expense was also lower by 50 basis points primarily driven by lower incurred and projected expenses associated with workers’ compensation claims in fiscal 2018 and prior years. The remaining variance was primarily due to lower store operating costs, in areas such as store supplies and outside services, partially offset by higher performance compensation expenses and losses on disposal of assets.

Operating loss.  Operating loss was $9.6 million for the third quarter of fiscal 2018 compared to operating loss of $20.1 million for the third quarter of fiscal 2017.  Operating loss as a percentage of net sales was (1.7)% in the third quarter of fiscal 2018 compared to operating loss of (4.0)% in the third quarter of fiscal 2017.  The decrease in operating loss as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense.  Interest expense was $17.5 million for the third quarter of fiscal 2018 compared to interest expense of $16.9 million for the third quarter of fiscal 2017.  Interest expense was higher primarily due to increased borrowings under the revolving portion of the ABL Facility (as defined below) and the FILO Facility (as defined below) as well higher interest rates on our variable rate debt.

Provision for income taxes. The provision for income taxes was zero for the third quarter of fiscal 2018 compared to an income tax provision of less than $0.1 million for the third quarter of fiscal 2017.  The effective income tax rate for the third quarter of fiscal 2018 was a provision rate of (0.0)% compared to a provision rate of (0.1)% for the third quarter of fiscal 2017.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the third quarter of fiscal 2018 and 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the third quarter of fiscal 2018 was $27.1 million compared to net loss of $37.0 million in the third quarter of fiscal 2017.  Net loss as a percentage of net sales was (4.9)% for the third quarter of fiscal 2018, compared to net loss of (7.4)% for the third quarter of fiscal 2017.

First Three Quarters Ended October 27, 2017 Compared to First Three Quarters Ended October 28, 2016

Net sales.  Total net sales increased $132.1 million, or 8.7%, to $1,641.6 million in the first three quarters of fiscal 2018, from $1,509.5 million in the first three quarters of fiscal 2017.  Net retail sales increased $134.0 million, or 9.1%, to $1,613.1 million in the first three quarters of fiscal 2018, from $1,479.1 million in the first three quarters of fiscal 2017.  Bargain Wholesale net sales decreased by $1.9 million, or 6.4%, to $28.5 million in the first three quarters of fiscal 2018, from $30.4 million in the first three quarters of fiscal 2017. The $134.0 million increase in net retail sales is primarily due to a 9.0% increase in same-store sales and the full year effect of stores opened in fiscal 2017.  The increase in retail sales was partially offset by a decrease in sales of approximately $17.0 million due to the impact of closed stores. Same-store sales increased 9.0% compared to the first three quarters of fiscal 2017, with higher customer traffic of 4.7% and higher average ticket of 4.1%. The increase in same-store sales was primarily driven by continued sales growth in all major categories including seasonal, general merchandise, consumables, fresh and grocery.  Also contributing to the sales increase was higher sales of above $1 products, refresh market sales performance, improved product assortment, store execution and in-stock levels.

Gross profit.  Gross profit increased $45.8 million, or 10.5%, to $481.1 million in the first three quarters of fiscal 2018, from $435.3 million in the three quarters of fiscal 2017.  As a percentage of net sales, overall gross margin increased to 29.3% in the first three quarters of fiscal 2018 from 28.8% in the first three quarters of fiscal 2017.  Among the gross profit components, shrinkage improved by 70 basis points compared to fiscal 2017 as a result of positive trends in recent physical counts that we believe were driven by ongoing initiatives that identify and reduce shrinkage, including loss prevention efforts and adherence to disciplined inventory management processes.  Product margin decreased by 40 basis points compared to the first three quarters of fiscal 2017 primarily as a result of a higher mix of above $1 products, which drove overall improvements in sales and margin dollars, but was dilutive to product margin rates, and higher import related expenses, including ocean freight and duty.   Distribution and transportation expenses decreased by 10 basis points primarily due to lower outbound transportation costs. The remaining change was attributable to other less significant items included in costs of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $16.5 million or 3.4%, to $498.4 million in the first three quarters of fiscal 2018, from $481.9 million in the first three quarters of fiscal 2017.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.4% for the first three quarters of fiscal 2018 from 31.9% for the first three quarters of fiscal 2017.  The 150 basis point decrease in selling, general and administrative expenses as a percentage of net sales was primarily driven by an $18.5 million realized gain on sale of a warehouse facility, representing 110 basis points during the first quarter of fiscal 2018 (as described in Note 11 to our Unaudited Consolidated Financial Statements). In addition, selling, general and administrative expenses as a percentage of net sales for the first three quarters of 2018 were favorably impacted by 60 basis points as a result of operating leverage on fixed expenses stemming from higher same-store sales. Positively impacted fixed expense categories include but are not limited to depreciation, store occupancy costs and other fixed store-level expenses.  Workers’ compensation expense was also lower by 40 basis points primarily driven by lower incurred and projected expenses associated with workers’ compensation claims in fiscal 2018 and prior years.  These decreases were partially offset by an increase in payroll-related expenses of 40 basis points, primarily due to higher performance compensation expenses and an increase in the minimum wage in California and Arizona, both of which went into effect in January 2017, as well as higher losses on disposal of fixed assets and impairment charges of 20 basis points.

Operating loss.  Operating loss was $17.4 million for the first three quarters of fiscal 2018 compared to operating loss of $46.6 million for the first three quarters of fiscal 2017.  Operating loss as a percentage of net sales was (1.1)% in the first three quarters of fiscal 2018 compared to operating loss of (3.1)% in the first three quarters of fiscal 2017.  The decrease in operating loss as a percentage of net sales was primarily due to changes in gross margin and selling, general, and administrative expenses, as discussed above.

Interest expense and loss on extinguishment of debt.  Interest expense was $52.0 million for the first three quarters of fiscal 2018 compared to interest expense of $50.2 million for the first three quarters of fiscal 2017.  Interest expense was higher primarily due to amortization of debt issuance costs, higher borrowings outstanding under the revolving portion of the ABL Facility (as defined below) and FILO Facility (as defined below).  Loss on extinguishment of debt was $0.3 million relating to the amendment of the ABL Facility (as defined below) in April 2016.

Provision for income taxes. The provision for income taxes was $0.1 million for each of the first three quarters of fiscal 2018 and the first three quarters of fiscal 2017.  The effective income tax rate was (0.1)% for each of the first three quarters of fiscal 2018 compared to a provision rate of (0.2)% for the first three quarters of fiscal 2017.  The effective tax rates differ from statutory rates primarily due to the effect of not recognizing the benefit of losses incurred in the first three quarters of fiscal 2018 and 2017 in jurisdictions where we concluded it is more likely than not that such benefits would not be realized and a valuation allowance established in the second quarter of fiscal 2016.  Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year.  The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Net loss.  As a result of the items discussed above, net loss for the first three quarters of fiscal 2018 was $69.4 million compared to net loss of $97.3 million for the first three quarters of fiscal 2017.  Net loss as a percentage of net sales was (4.2)% for the first three quarters of fiscal 2018 compared to net loss of (6.4)% for the first three quarters of fiscal 2017.

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

As of the end of the third quarter of fiscal 2018, we held $2.4 million in cash, and our total indebtedness was $917.8 million, consisting of gross borrowings under the First Lien Term Loan Facility (as defined below) of $589.3 million, borrowings under the revolving portion of the ABL Facility (as defined below) of $53.5 million, borrowings under the FILO Facility (as defined below) of $25.0 million and $250.0 million of our Senior Notes (as defined below).  As of October 27, 2017, availability under the ABL Facility (as defined below) (subject to the borrowing base) was $53.6 million and, subject to certain limitations and the satisfaction of certain conditions, including the receipt of commitments for additional borrowings, we were also permitted to incur up to an aggregate of $50.0 million of additional borrowings pursuant to incremental facilities under the First Lien Term Loan Facility.  As of November 7, 2017 (the “Amendment Date”), the tranche B-2 loans under the First Lien Term Loan Facility mature on January 13, 2019 and the New First Lien Term Loans (as defined below) mature on January 13, 2022; provided that, if less than 95% of the principal amount of the Senior Notes outstanding on the Amendment Date has been converted, redeemed, repurchased or refinanced in full on or before the date that is three business days prior to June 1, 2019, such that the stated maturity date in respect of the Senior Notes (other than up to 5% in aggregate principal amount of the Senior Notes) is at least 91 days after January 13, 2022, then the stated maturity date of the New First Lien Term Loans will be June 1, 2019, and our Senior Notes mature on December 15, 2019.  The maturity date of our ABL Facility has been extended to a date that is 91 days prior to the stated maturity date of the New First Lien Term Loans.  On November 7, 2017 (as amended on November 22, 2017), we launched the Exchange Offer (as defined below) with respect to the Senior Notes for the New Secured Notes (as defined below) maturing in 2022 and new paid-in-kind Series A-1 Preferred Stock of Parent (as discussed below). The Exchange Offer expired at 11:59 p.m., New York City time, on December 7, 2017, and the settlement date is expected to be on or about December 14, 2017.  In connection with the Exchange Offer, we entered into a Transaction Support Agreement with certain holders (including beneficial owners or investment managers of beneficial owners) of Senior Notes (together with their successors and assigns, the “Support Parties”), pursuant to which we and the Support Parties, including the Sponsors or their affiliates, agreed (subject to the terms and conditions set forth therein) to support the Exchange Offer as amended pursuant to the terms and conditions of the Offering Memorandum.  On December 6, 2017, we announced that we have received tenders from holders of at least $242,228,000 in aggregate principal amount of Senior Notes, representing approximately 96.89% of the total outstanding principal amount of Senior Notes.  As of November 30, 2017, the right to withdraw tenders of Senior Notes and related consents and the right to receive an early tender premium have expired.

We regularly evaluate market conditions, our liquidity profile, and various financing, refinancing, exchange and other alternatives for opportunities to enhance our capital structure and address maturities under our existing debt arrangements. If opportunities are favorable or are otherwise available on acceptable terms, we may seek to refinance, exchange, amend the terms of our existing debt or issue or incur additional debt, and we have engaged and may continue to engage with existing and prospective holders of our debt in connection with such matters, including by holding discussions from time to time.  Although we are actively pursuing opportunities to improve our capital structure and extend our maturity profile (including by refinancing, exchanging and/or amending the terms of our existing debt or issuing additional debt) including pursuant to the Exchange Offer, such transaction may not be available to us in the foreseeable future or at all.  If we are unable to complete such transactions on favorable terms or at all due to market conditions or otherwise, our financial condition could be materially and adversely affected.

We also have, and will continue to have, significant lease obligations.  As of October 27, 2017, our minimum annual rental obligations under long-term leases for the remainder of fiscal 2018 are $21.9 million.  These obligations are significant and could affect our ability to pursue significant growth initiatives, such as strategic acquisitions, in the future.  However, we expect to be able to service these obligations from our net cash flow from operations and availability under our ABL Facility, and we do not expect these obligations to negatively affect our expansion plans for the foreseeable future, including our plans to increase our store count, planned upgrades to our information technology systems and other planned capital expenditures.

Credit Facilities

On January 13, 2012 (the “Original Closing Date”), in connection with the Merger, we obtained Credit Facilities provided by a syndicate of lenders arranged by Royal Bank of Canada as administrative agent, as well as other agents and lenders that are parties to the agreements governing these Credit Facilities.  As of October 27, 2017, the Credit Facilities include (a) our first lien asset-based revolving credit facility and last out term credit facility (collectively, as amended, the “ABL Facility”), and (b) our first lien term loan facility (as amended, the “First Lien Term Loan Facility” and together with the ABL Facility, the “Credit Facilities”).

First Lien Term Loan Facility

Under the First Lien Term Loan Facility, (i) $525.0 million of term loans were incurred on the Original Closing Date and (ii) $100.0 million of additional term loans were incurred pursuant to an incremental facility effected through an amendment entered into on October 8, 2013 (the “Second Amendment”) (all such term loans, collectively, the “Term Loans”).  As of October 27, 2017, the First Lien Term Loan Facility has a a maturity date of January 13, 2019.  All obligations under the First Lien Term Loan Facility are guaranteed by Parent and our direct or indirect 100% owned subsidiaries (with customary exceptions, including immaterial subsidiaries) (collectively, the “Credit Facilities Guarantors”).  In addition, the First Lien Term Loan Facility is secured by pledges of certain of our equity interests and the equity interests of the Credit Facilities Guarantors.

As of October 27, 2017, we are required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the Term Loans, with the balance due on the maturity date.  Borrowings under the First Lien Term Loan Facility bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate (the “Base Rate”) determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as the “Prime Rate” (4.25% as of October 27, 2017), (b) the federal funds effective rate plus 0.50% and (c) an adjusted Eurocurrency rate for one month (determined by reference to the greater of the Eurocurrency rate for the interest period subject to certain adjustments) plus 1.00%, or (ii) an adjusted Eurocurrency Rate.

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

As of October 27, 2017, the interest rate charged on the First Lien Term Loan Facility was 4.83% (1.33% Eurocurrency rate, plus the Eurocurrency loan margin of 3.50%).  As of October 27, 2017, the gross amount outstanding under the First Lien Term Loan Facility was $589.3 million.

As of October 27, 2017, following the end of each fiscal year, we are required to make prepayments on the First Lien Term Loan Facility in an amount equal to (i) 50% of Excess Cash Flow (as defined in the agreement governing the First Lien Term Loan Facility), with the ability to step down to 25% and 0% upon achievement of specified total leverage ratios, minus (ii) the amount of certain voluntary prepayments made on the First Lien Term Loan Facility and/or the ABL Facility during such fiscal year.  There was no Excess Cash Flow payment required for fiscal 2017.

Additionally, as of October 27, 2017,  the First Lien Term Loan Facility requires us to make mandatory prepayments equal to 50% of the net cash proceeds from sale-leasebacks of any assets acquired before January 13, 2012 for consideration above a certain threshold.  In May 2017, we made a mandatory term loan prepayment of $2.0 million from sale-leaseback proceeds.

The First Lien Term Loan Facility includes certain customary restrictions, among other things, on our ability and the ability of Parent, the Credit Facilities Guarantors (including our subsidiary 99 Cents Only Stores Texas Inc.) and certain future subsidiaries of ours to incur or guarantee additional indebtedness, make certain restricted payments, acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates, sell assets, make capital expenditures or merge or consolidate with or into, another company.  As of October 27, 2017, we were in compliance with the terms of the First Lien Term Loan Facility.

As of October 27, 2017, various funds affiliated with the Sponsors held approximately $129.5 million, respectively, of term loans under the First Lien Term Loan Facility.  From time to time, these or other affiliated funds may hold additional term loans. The terms of these term loans are the same as those held by unaffiliated third party lenders under the First Lien Term Loan Facility.

On November 7, 2017, we amended the terms of the First Lien Term Loan Facility (the “Third Amendment”) to, among other things, (i) provide for the refinancing or replacement of not less than 85% of the existing tranche B-2 term loans held by lenders that are not our affiliates under the First Lien Term Loan Facility immediately prior to the effectiveness of the Third Amendment (the “Existing Term Facility”) with new first lien term loans (the “New First Lien Term Loans”),  (ii) provide for the reallocation of 100% of the aggregate principal amount of the tranche B-2 term loans under the Existing First Lien Term Facility held by lenders that are our affiliates to a new senior secured second lien facility (the “Second Lien Facility”), (iii) permit an exchange of our Senior Notes for new senior secured notes all or partially payable in kind and with a later maturity date, (iv) increase the mandatory prepayment threshold for excess cash flow from 50% to 100% commencing with the fiscal year ending January 25, 2019, (v) permit us to reinvest $5.0 million of the net cash proceeds received or realized after the Amendment Date from certain asset sales (including sale leaseback transactions) or recovery events, (vi) eliminate any incremental capacity after the Amendment Date, (vi) reduce certain thresholds in the negative covenants in a manner consistent with certain features of the ABL Facility, (vii) add certain unencumbered real property as collateral for the First Lien Term Loan Facility, as more particularly described under “Entry into Second Lien Facility” below, and (viii) permit certain other modifications as set forth in the Third Amendment. Upon the effectiveness of the Third Amendment, approximately $399.2 million of the term loans under the Existing Term Facility held by lenders that are not our affiliates were converted into New First Lien Term Loans (and approximately $34.7 million of tranche B-2 loans were converted into New First Lien Term Loans after the consummation of the Third Amendment) and, upon the effectiveness of the Second Lien Credit Agreement, approximately $130 million of tranche B-2 term loans held by lenders that are affiliates of the Company under the Existing Term Facility were reallocated to the Second Lien Facility.  Lenders approving the Third Amendment received an upfront fee of 50 basis points at closing.

The New First Lien Term Loans bear interest at the Eurocurrency Rate plus 6.50% (5.00% to be payable in cash and 1.50% to be payable in-kind) or the Base Rate plus 5.50% (4.00% to be payable in cash and 1.50% to be payable in-kind (“PIK”); provided that, we may, at our option and upon notice to the administrative agent, pay all or any portion of the PIK interest in cash. The Eurocurrency rate is subject to a floor of 1.0%.  The New First Lien Term Loans shall be payable in equal quarterly installments of 1% per annum, with the balance payable on the scheduled maturity date (the “Extended First Lien Maturity Date”), which was extended to January 13, 2022; provided that, if less than 95% of the principal amount of the Senior Notes outstanding on the Amendment Date has been converted, redeemed, repurchased or refinanced in full on or before the date that is three business days prior to June 1, 2019, such that the stated maturity date in respect of the Senior Notes (other than up to 5% in aggregate principal amount of the Senior Notes) is at least 91 days after January 13, 2022, then the Extended First Lien Maturity Date will be June 1, 2019.

We may prepay or reprice the New First Lien Term Loans, in whole or in part, at any time, with payment of a prepayment premium equal to (a) 2.0% of principal amount prepaid or repriced if made during the first two years of the Amendment Date and (b) 1.0% of principal amount prepaid or repriced if made after the second anniversary of Amendment Date but before the third anniversary of the Amendment Date. Thereafter, no prepayment premium is applicable.

Tranche B-2 term loans that remain outstanding under the First Lien Term Loan Facility after the Amendment Date (a) will not benefit from certain covenants and the events of default governing the New First Lien Term Loan, other than those relating to payment, security or insolvency and (b) may not be assigned without our prior written consent and based on our sole discretion.

ABL Facility

The ABL Facility initially was to mature on January 13, 2017 and provided for up to $175.0 million of borrowings, subject to certain borrowing base limitations. Subject to certain conditions, as of the Original Closing Date, we could increase the commitments under the ABL Facility by up to $50.0 million.  All obligations under the ABL Facility are guaranteed by Parent and the other Credit Facilities Guarantors.  The ABL Facility is secured by substantially all of our assets and the assets of the Credit Facilities Guarantors.

Revolving borrowings under the ABL Facility bear interest at a rate based, at our option, on (i) LIBOR plus an applicable margin to be determined (3.25% as of October 27, 2017) or (ii) the determined base rate (Prime Rate) plus an applicable margin to be determined (2.25% at October 27, 2017), in each case based on a pricing grid depending on average daily excess availability for the most recently ended quarter.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee to the lenders under the ABL Facility revolving borrowings on unused commitments.  The commitment fee is adjusted at the beginning of each quarter based upon the average historical excess availability of the prior quarter (0.50% for the quarter ended October 27, 2017).  We must also pay customary letter of credit fees and agency fees.

As of October 27, 2017, revolving borrowings under the ABL Facility were $53.5 million, outstanding letters of credit were $29.3 million and revolving availability under the ABL Facility subject to the borrowing base, was $53.6 million. As of January 27, 2017, revolving borrowings under the ABL Facility were $39.3 million, outstanding letters of credit were $31.6 million and availability under the ABL Facility subject to the borrowing base, was $37.2 million.

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

On April 8, 2016, we amended the ABL Facility to, among other things, decrease the commitments available under the ABL Facility by $25.0 million, resulting in an aggregate facility size of $160.0 million, and extend the maturity date of the ABL Facility to April 8, 2021; provided however, pursuant to the terms of the Fourth Amendment (as defined below), the ABL Facility matures on the earlier of (i) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility and (ii) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, unless the First Lien Term Loan Facility and Senior Notes have been repaid or refinanced in full or amended to extend the final maturity dates thereof to a date that is at least 180 days after April 8, 2021 (the date of such repayment or refinancing, the “Term/Notes Refinancing Date” (such amendment, the “Fourth Amendment”).  The Fourth Amendment also modified the interest rate margins payable under the ABL Facility.  Pursuant to the Fourth Amendment, the initial applicable margin for borrowings under the ABL Facility was 2.0% with respect to base rate borrowings and 3.0% with respect to Eurocurrency rate borrowings.  Commencing with the first day of the first fiscal quarter commencing after the closing of the Fourth Amendment, the applicable margin for borrowings thereunder is subject to adjustment each fiscal quarter, based on average historical excess availability during the preceding fiscal quarter.  Furthermore, the applicable margin will be reduced by 0.50% after the Term/Notes Refinancing Date.

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

On September 6, 2017, we amended the ABL Facility to, among other things, provide for a last-out term loan facility in an aggregate principal amount of $25.0 million (the “FILO Facility”), with TPG Specialty Lending, Inc. acting as agent (the “FILO Agent”) for the FILO Facility (such amendment, the “Fifth Amendment”). We have drawn the entire $25.0 million under the FILO Facility and the $25.0 million of incremental revolving commitments under the ABL Facility have been reduced to $0.  As part of the ABL Facility, all obligations under the FILO Facility are guaranteed by Parent and the other Credit Facilities Guarantors and are secured by the same collateral as the ABL Facility.

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

The borrowing base under the ABL Facility revolving loans may be reduced by an amount equal to the excess (if any) of the outstanding loans under the FILO Facility less the borrowing base under the FILO Facility, as reflected in the most recent borrowing base certificate furnished by the Company, as required pursuant to the ABL Facility.

As of October 27, 2017, the FILO Facility matures on the earliest of (a) April 8, 2021, (b) the date that is 90 days prior to the stated maturity date in respect of the First Lien Term Loan Facility, (c) the date that is 90 days prior to the stated maturity date in respect of the Senior Notes, and (d) the date of termination of the commitments under the ABL Facility.

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

As of October 27, 2017, we were in compliance with the terms of the ABL Facility.

In connection with the Third Amendment of the First Lien Term Loan Facility, we amended our ABL Facility (the “Sixth Amendment”) to, among other things, (i) extend the maturity date of the ABL Facility (including, for the avoidance of doubt, the FILO Facility) to a date that is 91 days prior to the Extended First Lien Maturity Date, (ii) permit an exchange of our Senior Notes for new senior secured notes partially payable in kind and with a later maturity date, (iii) permit the refinancing of the tranche B-2 loans under the our Existing Term Facility for New First Lien Term Loans, (iv) permit the Second Lien Facility and (v) reset incremental FILO capacity up to $15.0 million and (vi) permit certain other modifications as set forth in the Sixth Amendment.

Entry into Second Lien Facility

In connection with the Third Amendment of the First Lien Term Loan Facility, we, Parent, our subsidiaries party thereto, Wilmington Trust, National Association, as administrative agent (the “Second Lien Administrative Agent”), and the lenders from time to time party thereto, entered into that certain Credit Agreement (the “Second Lien Credit Agreement”). The loans under the Second Lien Facility bear interest at a per annum rate equal to Eurocurrency rate plus 8.50% or the Base Rate plus 7.50%, in each case, in the form of PIK interest. The Eurocurrency rate is subject to a floor of 1.0%. The maturity date of the Second Lien Facility will be 91 days after the Extended First Lien Maturity Date.  The Second Lien Facility is secured by a second lien on the same collateral assets as the First Lien Term Loan Facility and a third lien on the ABL-priority collateral assets, and is guaranteed by the same guarantors as the First Lien Term Loan Facility and the ABL Facility.

The Second Lien Facility contains prepayment provisions, covenants and events of default that are substantially similar to the New First Lien Term Loans.

All obligations under the Second Lien Facility are unconditionally guaranteed by Parent and certain of our existing wholly owned domestic restricted subsidiaries, and are required to be guaranteed by certain of our future wholly owned domestic restricted subsidiaries.  All obligations under the Second Lien Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, on a second-priority basis by substantially all of our assets and Parent and our restricted subsidiaries that have guaranteed the credit facility under the First Lien Term Loan Facility.

In connection with the Third Amendment, Sixth Amendment and Second Lien Credit Agreement, in addition to the collateral securing the Existing Term Facility and ABL Facility, (i) the First Lien Term Loan Facility will be secured by a first-priority mortgage on all our unencumbered fee-owned real property other than certain property designated as excluded real property by us on the Amendment Date or that is eligible for an exempt sale-leaseback transaction (the “Real Estate Collateral”), (ii) the Second Lien Facility will be secured by a second-priority mortgage on the Real Estate Collateral, (iii) the ABL Facility will be secured by a third-priority mortgage on the Real Estate Collateral.

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

The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness, create or incur certain liens, pay dividends or make other restricted payments and investments, incur restrictions on the payment of dividends or other distributions from restricted subsidiaries, sell assets, engage in transactions with affiliates, or merge or consolidate with other companies.  As of October 27, 2017, we were in compliance with the terms of the Indenture.

As of October 27, 2017, various funds affiliated with the Sponsors have collectively acquired $102.1 million aggregate principal amount of our Senior Notes in open market transactions.  From time to time, these or other affiliated funds may acquire additional Senior Notes.

On November 7, 2017, we launched an exchange offer and consent solicitation (the “Exchange Offer”) to (i) exchange our existing 11% Senior Notes due 2019 for our newly issued 13% Cash/PIK Notes due 2022 (the “New Secured Notes”), of which there are currently $250 million aggregate principal amount outstanding and (ii) solicit consents to certain proposed amendments to the indenture governing the Senior Notes, in each case, upon the terms and subject to the conditions as set forth in an Offering Memorandum and a related Letter of Transmittal. On November 22, 2017, we launched an amended Exchange Offer to (i) shorten the maturity date of the New Secured Notes being offered in exchange for the Senior Notes to April 14, 2022, (ii) extend the Early Tender Date from 5:00 p.m., New York City time, on November 22, 2017 to 5:00 p.m., New York City time, on November 30, 2017, (iii) increase the early tender consideration offered to include a cash fee of $7.50 per each $1,000 principal amount of Senior Notes, (iv) amend certain terms of the New Secured Notes and (v) amend the conditions to the Exchange Offer to include a minimum tender condition that at least 95% in aggregate principal amount of Senior Notes be validly tendered and not validly withdrawn in the Exchange Offer and the simultaneous exchange of Senior Notes held by the Sponsors, as described below, to prior to 11:59 p.m., New York City time, on December 7, 2017, unless extended or earlier terminated by us (“Expiration Date”). We also amended the consideration being offered to the Sponsors in exchange for their Senior Notes from 13% All PIK Notes due 2023 to shares of new paid-in-kind Series A-1 Preferred Stock, $0.001 par value per share, of Parent.  The New Secured Notes will be effectively senior to all of our existing and future unsecured indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the New Secured Notes.  The Exchange Offer expired at 11:59 p.m., New York City time on December 7, 2017, and the settlement date is expected to be on or about December 14, 2017.  In connection with the Exchange Offer, we entered into a transaction support agreement with certain holders, pursuant to which we and the Support Parties, including the Sponsors or their affiliates, agreed (subject to the terms and conditions set forth therein) to support the Exchange Offer as amended pursuant to the terms and conditions of the Offering Memorandum.  On December 6, 2017, we announced that we have received tenders from holders of at least $242,228,000 in aggregate principal amount of Senior Notes, representing approximately 96.89% of the total outstanding principal amount of Senior Notes.  As of November 30, 2017, the right to withdraw tenders of Senior Notes and related consents and the right to receive an early tender premium have expired.

Cash Flows

Operating Activities

	First Three Quarters Ended
	October 27, 2017	October 28, 2016
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(69,435)	$(97,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	50,980	51,375
Amortization of deferred financing costs and accretion of OID	5,179	4,457
Amortization of intangible assets	1,313	1,312
Amortization of favorable/unfavorable leases, net	2,117	1,802
Loss on extinguishment of debt	—	335
Gain on disposal of fixed assets	(16,402)	(564)
Long-lived assets impairment	1,515	491
Loss on interest rate hedge	—	514
Stock-based compensation	368	543
Changes in assets and liabilities associated with operating activities:
Accounts receivable	1,179	(1,468)
Inventories	(36,946)	8,271
Deposits and other assets	(5,577)	5,202
Accounts payable	9,470	8,190
Accrued expenses	30,236	19,781
Accrued workers’ compensation	49	(847)
Income taxes	1,137	1,322
Deferred rent	276	1,339
Other long-term liabilities	(1,485)	3,146
Net cash (used in) provided by operating activities	$(26,026)	$7,931

Cash used in operating activities during the first three quarters of fiscal 2018 was $26.0 million and consisted of (i) net loss of $69.4 million; (ii) net loss adjustments for depreciation, gain on disposal of fixed assets and other non-cash items of $45.1 million; (iii) an increase in working capital activities of $3.9 million; and (iv) a decrease in other activities of $5.6 million, primarily due to an increase in other assets.  The increase in working capital activities was primarily due to an increase in accrued expenses and accounts payable partially offset by an increase in inventory. The increase in inventory was primarily due to higher levels of purchases and the timing of seasonal inventory, which were both aimed at sustaining same store sales growth.

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

Investing Activities

	First Three Quarters Ended
	October 27, 2017	October 28, 2016
	(amounts in thousands)
Cash flows from investing activities:
Purchases of property and equipment	$(32,051)	$(35,273)
Proceeds from sale of property and fixed assets	9,399	617
Insurance recoveries for replacement assets	475	937
Net cash used in investing activities	$(22,177)	$(33,719)

Capital expenditures in the first three quarters of fiscal 2018 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $32.1 million.  Proceeds from sale of property and fixed assets relate to a sale-leaseback transactions completed during the first three quarters of fiscal 2018 (see Note 1 to our Unaudited Consolidated Financial Statements).

Capital expenditures in the first three quarters of fiscal 2017 consisted of leasehold improvements, fixtures and equipment for new store openings, information technology projects and other capital projects of $35.3 million.

We estimate that total capital expenditures in the current fiscal year will be approximately $48 million to $53 million, compared to the previous estimate for fiscal 2018 of $53 million to $58 million.  The reduction is primarily due to changes in store construction and capital project timing.  The current estimate is comprised of approximately $28 million to $31 million for leasehold improvements and fixtures and equipment for new and existing stores, and approximately $20 million to $22 million primarily related to information technology upgrades and supply chain infrastructure upgrades and maintenance.  The estimate also includes costs to rebuild one of our stores in the Houston area that was damaged during hurricane Harvey, but we expect to recover the majority of the expenditure through insurance reimbursements.

Financing Activities

	First Three Quarters Ended
	October 27, 2017	October 28, 2016
	(amounts in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	$25,000	$—
Payments of long-term debt	(4,604)	(4,604)
Proceeds under revolving credit facility	211,400	168,500
Payments under revolving credit facility	(197,200)	(174,500)
Payments of debt issuance costs	(880)	(4,725)
Proceeds from financing lease obligations	15,317	41,993
Payments of capital and financing lease obligation	(887)	(762)
Net cash provided by financing activities	$48,146	$25,902

Net cash provided by financing activities in the first three quarters of fiscal 2018 was comprised primarily of borrowings under the FILO Facility (see Note 5 to our Unaudited Consolidated Financial Statements), proceeds from financing lease obligations associated with sale-leaseback transactions (see Note 1 to our Unaudited Consolidated Financial Statements) and net debt borrowings under the revolving ABL Facility, partially offset net debt repayments under the First Lien Term Loan Facility.

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

Off-Balance Sheet Arrangements

As of October 27, 2017, we had no off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations as of January 27, 2017 is provided in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017.  During the first three quarters of fiscal 2018, except as discussed below, there were no material changes in our contractual obligations previously disclosed.

On September 6, 2017, we amended the ABL Facility as described in Note 5 to the Unaudited Consolidated Financial Statements.

Lease Commitments

We lease various facilities under operating leases (except for six locations classified as financing leases), which will expire at various dates through fiscal year 2035.  Most of the lease agreements contain renewal options and/or provide for fixed rent escalations or increases based on the Consumer Price Index.  Total minimum lease payments under each of these lease agreements, including scheduled increases, are charged to operations on a straight-line basis over the term of each respective lease.  Most leases require us to pay property taxes, maintenance and insurance.  Rental expense (including property taxes, maintenance and insurance) charged to operations for the third quarter of fiscal 2018 and fiscal 2017 was $25.8 million and $25.3 million, respectively.  Rental expense charged to operations for the first three quarters of fiscal 2018 and fiscal 2017 was $77.9 million and $75.2 million, respectively. We typically seek leases with a five-year to ten-year initial term and with multiple five-year renewal options.  A large majority of our store leases were entered into with multiple renewal periods, which are typically five years and occasionally longer.

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

New Authoritative Standards

Information regarding new authoritative standards is contained in Note 14 to our Unaudited Consolidated Financial Statements for the quarter ended October 27, 2017 which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk for our debt borrowings.

Our primary interest rate exposure relates to outstanding principal amounts under our Credit Facilities.  As of October 27, 2017, we had variable rate borrowings of $589.3 million under our First Lien Term Loan Facility, $53.5 million under revolving portion of our ABL Facility and $25.0 million under our FILO Facility.  The Credit Facilities provide interest rate options based on certain indices as described in Note 5 to our Unaudited Consolidated Financial Statements, which is incorporated herein by this reference.

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

A change in interest rates on our variable rate debt impacts our pre-tax earnings and cash flows.  Based on our variable rate borrowings, the annualized effect of a 1% increase in applicable interest rates would have resulted in an increase in our pre-tax loss and a decrease in cash flows of approximately $1.7 million for the three months ended October 27, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the accounting for deferred income taxes described below, our controls and procedures were not effective as of October 27, 2017.

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

Changes in Internal Control Over Financial Reporting

Except as described above, during the third quarter of fiscal 2018, we did not make any changes that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding legal proceedings is contained in Note 11 to our Unaudited Consolidated Financial Statements for the quarter ended October 27, 2017 under the heading “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to Item 1A. Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended January 27, 2017 for information regarding the most significant factors affecting our operations.  As of October 27, 2017, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 27, 2017, except as follows:

Our liquidity may be constrained in the period immediately following the Exchange Offer and from time to time thereafter.

As of October 27, 2017, our liquidity was comprised of $2.4 million in cash and $53.6 million of availability under the ABL Facility (subject to the borrowing base).  We actively manage our liquidity, which is subject to daily fluctuations and at any given time and from time to time can fall below $53.6 million.  We currently expect that our liquidity will be sufficient to fund operations, including the costs associated with the Credit Facilities Amendments and Exchange Offer, in the period immediately following completion of the Exchange Offer; however, our liquidity in this period is typically constrained due to the seasonality of our business.  As a result, during certain periods of the year, the ABL Facility is our primary source of liquidity.  Moreover, our expectations regarding our liquidity position following the Exchange Offer are based on certain assumptions regarding, among other considerations:

•                  the size of the borrowing base under the ABL Facility;

•                  the amount and timing of cash receipts and expenditures; and

•                  the terms of our agreements with vendors and ongoing operational performance.

To the extent there is a reduction in the borrowing base or an adverse change in the terms of any of the agreements with our trade creditors or any of our other assumptions prove incorrect, our liquidity could be significantly lower than our expectations.

We have historically and currently present our liquidity position before giving effect to the “cash dominion” threshold in our ABL Facility.  Our ABL Facility contains restrictive “cash dominion” provisions that are imposed if “excess availability” falls below the greater of (x) 15% of the maximum credit under the ABL Facility and (y) $25.0 million for five (5) consecutive business days. Operating under “cash dominion” would increase our reporting requirements, restrict our access to borrowings under the ABL Facility, increase operational complexities for the Company and permit the administrative agent to invoke control rights over certain of our accounts. Further, under the ABL Facility, we could be required to maintain a fixed charge coverage ratio of 1.00 to 1.00 if “excess availability” falls below the greater of (i) 12.5% of the maximum credit under the ABL Facility and (ii) $20.0 million.  As of October 27, 2017, our fixed charge coverage ratio was less than 1.00 to 1.00.  In sum, a decrease in excess availability due to changes in any of the factors described above, could cause our excess availability to fall below the “cash dominion” and other adverse triggering thresholds, which would subject us to additional requirements and restrict access to borrowings under the ABL Facility, which could, in turn, materially and adversely affect our liquidity and financial condition and our ability to operate our business and execute our strategic plan.

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

10.1

Amendment No. 6 to the ABL Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto. (2)

10.2

Amendment No. 3 to the Term Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto. (2)

10.3

Second Lien Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders from time to time party thereto. (2)

10.4

Second Lien Security Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiary guarantors party thereto from time to time and, Wilmington Trust, National Association, as collateral agent. (2)

10.5

Second Lien Guaranty, dated November 7, 2017, among Number Holdings, Inc., the other guarantors party thereto from time to time and, Wilmington Trust, National Association, as administrative agent and collateral agent. (2)

10.6

Term Intercreditor Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the other grantors party thereto, Royal Bank of Canada, as Senior Representative and Wilmington Trust, National Association, as Junior Representatives, and each additional Senior Representative and Junior Representative that from time to time becomes a party thereto. (2)

10.7

First Amendment to Intercreditor Agreement, dated November 7, 2017, among Royal Bank of Canada, as representative for the ABL Secured Parties and First Lien Term Secured Parties, and WilmingtonTrust, National Association, as representative for the Second Lien Term Secured Parties. (2)

10.8	Transaction Support Agreement, effective as of November 22, 2017. (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 7, 2017.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 22, 2017.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Limited Liability Company Articles of Organization — Conversion of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

3.2	Limited Liability Company Agreement of 99 Cents Only Stores LLC, dated as of October 18, 2013. (1)

10.1

Amendment No. 6 to the ABL Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto. (2)

10.2

Amendment No. 3 to the Term Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Royal Bank of Canada, as administrative agent, and the other lenders party thereto. (2)

10.3

Second Lien Credit Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiaries of 99 Cents Only Stores LLC party thereto, Wilmington Trust, National Association, as administrative agent, and the lenders from time to time party thereto. (2)

10.4

Second Lien Security Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the subsidiary guarantors party thereto from time to time and, Wilmington Trust, National Association, as collateral agent. (2)

10.5

Second Lien Guaranty, dated November 7, 2017, among Number Holdings, Inc., the other guarantors party thereto from time to time and, Wilmington Trust, National Association, as administrative agent and collateral agent. (2)

10.6

Term Intercreditor Agreement, dated November 7, 2017, among 99 Cents Only Stores LLC, Number Holdings, Inc., the other grantors party thereto, Royal Bank of Canada, as Senior Representative and Wilmington Trust, National Association, as Junior Representatives, and each additional Senior Representative and Junior Representative that from time to time becomes a party thereto. (2)

10.7

First Amendment to Intercreditor Agreement, dated November 7, 2017, among Royal Bank of Canada, as representative for the ABL Secured Parties and First Lien Term Secured Parties, and WilmingtonTrust, National Association, as representative for the Second Lien Term Secured Parties. (2)

10.8	Transaction Support Agreement, effective as of November 22, 2017. (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*     Filed herewith.

**   Furnished herewith.

(1)         Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on November 8, 2013.

(2)         Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 7, 2017.

(3)         Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with Securities and Exchange Commission on November 22, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

99 CENTS ONLY STORES LLC

Date: December 8, 2017	By:	/s/Felicia Thornton
Felicia Thornton
Chief Financial Officer and Treasurer